Form 10-K
period 2016-12-31
NABORS INDUSTRIES LTD
filed 2017-02-28
CIK 1163739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001‑32657

NABORS INDUSTRIES LTD.

(Exact name of registrant as specified in its charter)

Bermuda (State or Other Jurisdiction of Incorporation or Organization) Crown House Second Floor 4 Par‑la‑Ville Road Hamilton, HM08 Bermuda (Address of principal executive offices)	980363970 (I.R.S. Employer Identification No.) N/A (Zip Code)

(441) 292‑1510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Common shares, $.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non‑accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the 206,707,782 common shares held by non‑affiliates of the registrant outstanding as of the last business day of our most recently completed second fiscal quarter, June 30, 2016, based on the closing price of our common shares as of such date of $10.05 per share as reported on the New York Stock Exchange, was $2,077,413,209. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding as of February 21, 2017 was 285,346,410, excluding 49,672,636 common shares held by our subsidiaries, or 335,019,046 in the aggregate.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the definitive Proxy

Statement to be distributed in connection with our 2017 Annual General Meeting of Shareholders (Part III).

NABORS INDUSTRIES LTD.

Form 10-K Annual Report

For the Year Ended December 31, 2016

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

FORWARD-LOOKING STATEMENTS

We often discuss expectations regarding our future markets, demand for our products and services, and our performance in our annual, quarterly and current reports, press releases, and other written and oral statements. Statements relating to matters that are not historical facts are “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. These “forward-looking statements” are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “should,” “could,” “may,” “predict” and similar expressions are intended to identify forward-looking statements.

Factors to consider when evaluating these forward-looking statements include, but are not limited to:

•	fluctuations and volatility in worldwide prices of and demand for oil and natural gas;

•	fluctuations in levels of oil and natural gas exploration and development activities;

•	fluctuations in the demand for our services;

•	competitive and technological changes and other developments in the oil and gas and oilfield services industries;

•	our ability to complete, and realize the expected benefits of, strategic transactions, including our recently announced joint venture in Saudi Arabia;

•	the existence of operating risks inherent in the oil and gas and oilfield services industries;

•	the possibility of changes in tax laws and other laws and regulations;

•	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in any of the countries in which we do business; and

•	general economic conditions, including the capital and credit markets.

Our businesses depend to a large degree on the level of spending by oil and gas companies for exploration, development and production activities. Therefore, sustained lower oil or natural gas prices that have a material impact on exploration, development or production activities could also materially affect our financial position, results of operations and cash flows.

The above description of risks and uncertainties is by no means all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors, please refer to Part I, Item 1A.—Risk Factors.

Unless the context requires otherwise, references in this annual report to “we,” “us,” “our,” “the Company,” or “Nabors” mean Nabors Industries Ltd., together with our subsidiaries where the context requires.

PART I

ITEM 1.  BUSINESS

Overview

Since its founding in 1952, Nabors has grown from a small land drilling business in Canada to one of the world’s largest drilling contractors. Nabors Industries, Ltd. (NYSE: NBR) was formed as a Bermuda exempted company on December 11, 2001. Today, Nabors owns and operates the world’s largest land-based drilling rig fleet and are a leading provider of offshore platform drilling rigs in the United States and multiple international markets. Nabors also provides advanced wellbore placement services, drilling software and performance tools, drilling equipment and innovative technologies throughout the world’s most significant oil and gas markets. In today’s performance-driven environment, we believe we are well positioned to seamlessly integrate downhole hardware, surface equipment and software solutions into our AC rig designs. Leveraging our advanced drilling automation capabilities, Nabors’ highly skilled workforce continues to set new standards for operational excellence and transform our industry.

Our Drilling & Rig Services business is comprised of our global land-based and offshore drilling rig operations and other rig services, consisting of equipment manufacturing, rig instrumentation and optimization software. We also specialize in wellbore placement solutions and are a leading provider of directional drilling and measurement while drilling (“MWD”) systems and services. Our Drilling & Rig Services business consists of four reportable operating segments: U.S., Canada, International and Rig Services.

As a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, our fleet of rigs and drilling-related equipment as of December 31, 2016 includes:

•	400 actively marketed rigs for land-based drilling operations in the United States, Canada and approximately 20 other countries throughout the world; and

•	41 actively marketed rigs for offshore drilling operations in the United States and multiple international markets.

We experienced a reduction in the number of rigs working during 2015 and into early 2016 due to low oil and natural gas prices which caused a decrease in exploration and production spending. Oil prices reached lows in early 2016 and have since begun to rebound and producers have responded by beginning to increase activity. The following table presents our average rigs working (a measure of activity and utilization over the year) and average utilization for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
	Average	Average	Average	Average	Average	Average
	Rigs Working	Utilization	Rigs Working	Utilization	Rigs Working	Utilization
U.S.	62.0	24%	120.0	41%	212.5	68%
Canada	9.7	14%	16.7	25%	34.1	50%
International	100.2	62%	124.0	79%	127.1	90%
	171.9	35%	260.7	50%	373.7	72%

Additional information regarding the geographic markets in which we operate and our business segments can be found in Note 21—Segment Information in Part II, Item 8.—Financial Statements and Supplementary Data.

U.S. Drilling

Our U.S. Drilling operations include land drilling activities in the lower 48 states and Alaska as well as offshore operations in the Gulf of Mexico. We operate one of the largest land-based drilling rig fleets in the United States, consisting of 184 AC rigs and 33 SCR rigs which were actively marketed as of December 31, 2016.

Nabors’ first AC land rig was built during 2002. Since then, the technology has significantly evolved as more than 900 AC rigs have been added to the U.S. land market. As the industry shifted to multi well pad drilling, operators demanded greater efficiencies and adaptability through batch drilling. We believe our latest generation of PACE®

drilling rigs are ideal for batch drilling, with pad optimal features, such as our unique side saddle design, and advanced walking capabilities.

In 2013, we introduced our PACE®-X800 rig with an advanced walking system that enables the rig to move quickly over existing wells, along the X and Y axes. Most of the ancillary equipment moves with the rig, enabling it to move easily between adjacent rows of wells. Through December 31, 2016, we have placed a total of 44 PACE®-X800 rigs into service within the lower 48 market, including four rigs during fiscal year 2016.

During the second half of 2016, we introduced our new PACE®-M800 and PACE®-M1000 rigs which complements our existing PACE®-X800 rigs. The PACE®-M800 rig is designed for lower-density multi-well pads whereas the PACE®-M1000 is designed for higher density pads. Both are designed to move rapidly between pads. Featuring the same advanced walking capabilities as the PACE®-X800 rig, the PACE®-M800 rig can quickly move efficiently on pads and over short distances, with minimal rig-up and rig-down components. As of December 31, 2016, we have placed four PACE®-M800 rigs into service.

In addition to land drilling operations throughout the lower 48 states and Alaska, we also actively marketed 17 platform rigs in the U.S. Gulf of Mexico as of December 31, 2016.

Our U.S. drilling operations contributed approximately 25% of our consolidated operating revenues for the year ended December 31, 2016, compared with approximately 33% of our consolidated operating revenues for the year ended December 31, 2015.

International Drilling

We maintain a footprint in nearly every major oil and gas market across the globe, most notably in Saudi Arabia, Algeria, Colombia, Venezuela and Russia. Many of our rigs in our international drilling markets were designed to address the challenges inherent in specific drilling locations such as those required in the desert and remote or environmentally sensitive locations, as well as the various shale plays. As of December 31, 2016, our fleet consisted of 135 land-based drilling rigs in approximately 20 countries. We also actively marketed 18 platforms and six jackup rigs in the international offshore drilling markets as of the same date. We continue to upgrade and deploy high-specification desert rigs specifically for gas drilling in the Middle East. We have been able to extend the utilization of the PACE®-X800 rigs in international markets by deploying six such rigs in Latin America.

On October 31, 2016, we entered into an agreement with Saudi Arabian Development Company, a wholly-owned subsidiary of Saudi Arabian Oil Company (“Saudi Aramco”), to form a new joint venture to own, manage and operate onshore drilling rigs in The Kingdom of Saudi Arabia. The joint venture, which will be equally owned by Saudi Aramco and Nabors, is anticipated to be formed and commence operations in the second half of 2017. The joint venture will leverage our established business in Saudi Arabia to begin operations, with a focus on Saudi Arabia's existing and future onshore oil and gas fields. Saudi Aramco and Nabors will each contribute land rigs to the joint venture in the first years of operation along with capital commitments toward future onshore drilling rigs which will be manufactured in Saudi Arabia.

Our International drilling operations contributed approximately 68% of our consolidated operating revenues for the year ended December 31, 2016, compared with approximately 48% of our consolidated operating revenues for the year ended December 31, 2015.

Canada Drilling

Our rig fleet consisted of 47 land-based drilling rigs in Canada as of December 31, 2016. Our Canada drilling operations contributed approximately 2% of our consolidated operating revenues for the year ended December 31, 2016, compared with approximately 4% of our consolidated operating revenues for the year ended December 31, 2015.

Rig Services

In order to advance today’s drilling technology and move toward complete drilling automation, we believe it is critical to create a holistic environment of integrated hardware and software. The breadth of our operations provides a competitive advantage because we design integrated drilling rigs, software and equipment. Our new modular

RigtelligentTM operating control system automates many repetitive drilling and wellbore placement tasks. The integration of data from both downhole tools and surface systems enables us to provide innovative drilling solutions to our customers, reducing the need for third-party contractors. We focus on creating and advancing our innovative technologies through our Rig Services segment, which includes Canrig and Nabors Drilling Solutions.

Drilling Equipment

Through Canrig, we manufacture and sell top drives, catwalks, wrenches, drawworks and other drilling related equipment which are installed on both onshore and offshore drilling rigs.

Drilling Performance Tools and Advanced Wellbore Placement Technologies

Through Nabors Drilling Solutions, we offer specialized drilling technologies, such as patented steering systems and rig instrumentation software systems that enhance drilling performance and wellbore placement. These products include:

•	ROCKIT® directional drilling system, which is used to provide data collection services to oil and gas exploration and service companies;

•

REVit®  control system, which is a real-time stick slip mitigation system that extends bit life, reduces tool failures and increases penetration rates, resulting in significant savings in drilling time and costs;

•

RIGWATCH® software, which is computerized software and equipment that monitors a rig’s real-time performance and provides daily reporting for drilling operations, making this data available through the internet; and

•	DRILLSMART® software, which allows the drilling system to adapt to operating parameters and drilling conditions while optimizing performance.

Nabors specializes in wellbore placement solutions and is a leading provider of directional drilling and MWD systems and services. Our MWD product line is a proprietary family of advanced systems, representing the latest technology developed specifically for the unique requirements of land-based drilling applications. Our tools are ideal for applications where high reliability, precise wellbore placement and drilling efficiency are crucial. Nabors’ patented directional drilling tools enable a higher level of precision and cost effectiveness. These products include:

•	AccuMP® mud pulse MWD system, which is designed to address many of the current MWD reliability issues present in the market today;

•	AccuWave® collar mounted Electromagnetic MWD system that addresses the needs of the land market through the latest technology and design techniques; and

•

Nabors’ AccuSteer® Measurement While Drilling (M/LWD) Suite is a premier dynamics evaluation MWD system for performance drilling with integrated advanced geosteering measurements. The AccuSteer® system is a collar based M/LWD designed specifically for the unconventional market.

Our Rig Services operations contributed approximately 5% of our consolidated operating revenues, net of intercompany sales, for the year ended December 31, 2016, compared with approximately 6% of our consolidated operating revenues for the year ended December 31, 2015.

Our Business Strategy

Our business strategy is to build shareholder value and enhance our competitive position by:

•	achieving superior operational and health, safety and environmental performance;

•	leveraging our existing global infrastructure and operating reputation to capitalize on growth opportunities;

•	continuing to develop our existing portfolio of value-added services to our customers;

•	enhancing our technology position and advancing drilling technology both on the rig and downhole; and

•	achieving returns above our cost of capital.

During 2016, we made significant progress in expanding our technology portfolio. All of our new-build rigs have been deployed with our new RigtelligentTM modular-code operating system and we have commenced retrofitting most of our AC fleet.  We believe these actions position us well to address the changing market dynamic both in the United States and internationally. Our technological development efforts are focused on advanced rig designs with emphasis on automation of the drilling floor, a suite of downhole measurement and sensing tools and the seamless integration of the rig’s operations with downhole sensing. In addition, we are adding complementary services to our traditional rig offering and in many cases replacing third-party providers of these complementary services as a single service provider. These efforts support our strategy to differentiate our drilling services, and ultimately reduce our customers’ unit costs, through advanced drilling technology and value added enhancements.

Additionally, in the Lower 48 market, we commenced the formal rollout of a suite of related services — including wellbore placement, performance drilling tools, managed pressure drilling services, and other services — which complement our core drilling activities. We believe these services represent an opportunity to increase our revenue per rig, and since our rig crews provide the services, our incremental cost is generally lower than the costs incurred by existing third-party service providers.

We also introduced our new PACE®-M800 rig in the second half of 2016, designed for optimal well construction with minimal time spent mobilizing between well pads.  Customers have been very receptive to this new rig, with each rig receiving a contract prior to completion of construction, and all the rigs have achieved 100% utilization through December 31, 2016.  These new rigs complement our existing pad-optimal PACE®-X rigs, which also operate at near-100% utilization as of the end of 2016.

Drilling Contracts

Our drilling contracts are typically daywork contracts. A daywork contract generally provides for a basic rate per day when drilling (the dayrate for providing a rig and crew) and for lower rates when the rig is moving between drilling locations, or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond our control. In addition, daywork contracts may provide for a lump-sum fee for the mobilization and demobilization of the rig, which in most cases approximates our anticipated costs. A daywork contract differs from a footage contract (in which the drilling contractor is paid on the basis of a rate per foot drilled) and a turnkey contract (in which the drilling contractor is paid for drilling a well to a specified depth for a fixed price).

Our contracts for land-based and offshore drilling have durations that are single-well, multi-well or term. Term contracts generally have durations ranging from six months to five years. Under term contracts, our rigs are committed to one customer. Offshore workover projects are often contracted on a single-well basis. We generally receive drilling contracts through competitive bidding, although we occasionally enter into contracts by direct negotiation. Most of our single-well contracts are subject to termination by the customer on short notice, while multi-well contracts and term contracts may provide us with early termination compensation in certain circumstances. Such payments may not fully compensate us for the loss of a contract, and in certain circumstances the customer may not be obligated, able or willing to make an early termination payment to us. Contract terms and rates differ depending on a variety of factors, including competitive conditions, the geographical area, the geological formation to be drilled, the equipment and services to be supplied, the on-site drilling conditions and the anticipated duration of the work to be performed. In addition, throughout 2015 and 2016, we experienced downward pricing-pressure for our drilling services from existing customers in light of the industry conditions and, as a result, renegotiated pricing and other terms in our drilling contracts with certain customers. See Part I, Item 1A.—Risk Factors— Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows, profitability and ability to retain skilled employees and Our drilling contracts may in certain instances be renegotiated, suspended or terminated without an early termination payment.

Our Customers

Our customers include major national and independent oil and gas companies. One customer, Saudi Aramco, accounted for approximately 33% and 12% of our consolidated operating revenues during the years ended December 31,

2016 and 2015, respectively, and is included in our International drilling operating segment. The increase from 2015 to 2016 was primarily as a result of our acquisition of the remaining interest in Nabors Arabia Company Limited (“Nabors Arabia”), our joint venture in Saudi Arabia, in May 2015 and our consolidation of Nabors Arabia’s results of operations. Nabors Arabia was historically a joint venture in the Kingdom, which now is wholly-owned by Nabors. Our contracts with Saudi Aramco are on a per rig basis. No customer accounted for more than 10% of our consolidated operating revenues during the year ended December 31, 2014. As mentioned previously, we have entered into a new joint venture agreement with this customer.

Our Employees

As of December 31, 2016, we employed approximately 13,000 people in approximately 20 countries. Our number of employees fluctuates depending on the current and expected demand for our services. Some rig-based employees in Alaska, Argentina, Mexico and Australia are represented by collective bargaining units. We believe our relationship with our employees is generally good.

Seasonality

Our operations are subject to seasonal factors. Specifically, our drilling operations in Canada and Alaska generally experience reduced levels of activity and financial results during the second quarter of each year, due to the annual spring thaw. In addition, our U.S. offshore market can be impacted during summer months by tropical weather systems in the Gulf of Mexico. Global climate change could lengthen these periods of reduced activity, but we cannot currently estimate to what degree. Our overall financial results reflect the seasonal variations experienced in these operations, but seasonality does not materially impact the remaining portions of our business.

Research and Engineering

Research and engineering continues to be an important part of our overall business. During 2016, we spent approximately $33.6 million on research and engineering activities. The effective use of technology is critical to maintaining our competitive position within the drilling industry. We expect to continue developing technology internally and/or acquiring technology through strategic acquisitions.

Industry/Competitive Conditions

To a large degree, our businesses depend on the level of capital spending by oil and gas companies for exploration, development and production activities. The level of exploration, development and production activities is to a large extent tied to the prices of oil and natural gas, which can fluctuate significantly and are highly volatile. Since the second half of 2014, the oil and gas industry has experienced a significant decline as a result of decreasing oil and natural gas prices, resulting in a reduction of exploration, development and production activities of our customers. The level of activity in the sector remained suppressed throughout 2016 and into 2017. A continued decrease or further prolonged decline in the price of oil or natural gas or in the exploration, development and production activities of our customers could result in a corresponding decline in the demand for our services and/or a reduction in dayrates and utilization, which could have a material adverse effect on our financial position, results of operations and cash flows. See Part I, Item 1A.—Risk Factors— Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows, profitability and ability to retain skilled employees and Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The markets in which we provide our services are highly competitive. We provide our drilling and rig services in the United States, Canada and approximately 20 other countries throughout the world. We believe that competitive pricing is a significant factor in determining which service provider is awarded a job in these markets and customers are increasingly sensitive to pricing during periods of market instability. Historically, the number of available rigs and drilling-related equipment has exceeded demand in many of the markets in which we operate, resulting in strong price competition. This is due in part to the fact that most rigs and drilling-related equipment can be readily moved from one region to another in response to changes in the levels of exploration, development and production activities and market conditions, which may result in an oversupply of rigs and drilling-related equipment in certain areas.

In late 2014, falling oil prices forced a curtailment of drilling-related expenditures by many companies and resulted in an oversupply of rigs in the markets where we operate. This reduction in drilling and related activity impacted our key markets through both 2015 and 2016. Although many rigs can be readily moved from one region to another in response to changes in levels of activity and many of the total available contracts are currently awarded on a bid basis, competition has increased based on the supply of existing and new rigs across all of our markets. Most available contracts for our services are currently awarded on a bid basis, which further increases competition based on price.

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

Acquisitions and Divestitures

We have grown from a land drilling business centered in the U.S. lower 48 states, Canada and Alaska to an international business with operations on land and offshore in most of the major oil and gas markets in the world. At the beginning of 1990, our fleet consisted of 44 actively marketed land drilling rigs in Canada, Alaska and in various international markets. Today, our worldwide fleet of actively marketed rigs consists of 400 land drilling rigs, 35 offshore platform rigs and 6 jackup units. This growth was fueled in part by strategic acquisitions. While we continuously consider and review strategic opportunities, including acquisitions, divestitures, joint ventures, alliances and other strategic transactions, there can be no assurance that such opportunities will continue to be available, that the pricing will be economical or that we will be successful in completing and realizing the expected benefits of such transactions in the future.

We may sell a subsidiary or group of assets outside of our core markets or business if it is strategically or economically advantageous for us to do so.

On March 24, 2015, we completed the merger (the “Merger”) of our Completion & Production Services business with C&J Energy Services, Inc. (“C&J Energy”). In the Merger and related transactions, our wholly-owned interest in our Completion & Production Services business was exchanged for cash and an equity interest in the combined entity, C&J Energy Services Ltd. (“CJES”). Prior to the Merger, our Completion & Production Services business conducted our operations involved in the completion, life-of-well maintenance and plugging and abandonment of wells in the United States and Canada. On July 20, 2016, CJES and certain of its subsidiaries commenced voluntarily cases under chapter 11 of the U.S. Bankruptcy Code. For more information on the accounting for our investment in CJES, see Note 9—Investments in Unconsolidated Affiliates in Part II, Item 8.—Financial Statements and Supplementary Data. On December 12, 2016, we entered into a mediated settlement agreement with various other parties in the CJES bankruptcy proceedings and on January 6, 2017, CJES announced it had emerged from bankruptcy. See further discussion in Item 3.—Legal Proceedings.

In addition to the Merger, we undertook the following strategic transactions over the last three years.

Acquisitions

In October 2014, we purchased the outstanding shares of 2TD Drilling AS (“2TD”), a drilling technology company based out of Norway. 2TD is in the process of developing a rotary steerable system for directional drilling which, once developed, will be included in our Rig Services operating segment. Under the terms of the transaction, we paid an initial amount of $40.3 million for the purchase of the shares. We may also be required to make future payments contingent on the achievement of various milestone objectives. As of December 31, 2016, these future payments are estimated to be $13.9 million.

In May 2015, we paid $106.0 million in cash to acquire the remaining 49% equity interest in Nabors Arabia, our prior joint venture in Saudi Arabia, making it a wholly owned subsidiary. Previously, we held a 51% equity interest with a carrying value of $44.7 million, and we had accounted for the joint venture as an equity method investment. The acquisition of the remaining interest allows us to strategically align our future growth in this market by providing additional flexibility to invest capital and pursue future investment opportunities. As a result, we consolidated the assets and liabilities of Nabors Arabia on the acquisition date based on their respective fair values. We have also consolidated the operating results of Nabors Arabia since the acquisition date and reported those results in our International drilling segment.

Divestitures

In 2014, we sold a large portion of our interest in our oil and gas proved properties located on the North Slope of Alaska. Under the terms of the agreement, we received $35.1 million at closing and expected to receive additional payments of $27.0 million upon certain future dates or the properties achieving certain production targets. During 2016, we recorded an impairment charge of $22.4 million to reserve for these future amounts payable to Nabors and our retained interest in these properties.  We retained a working interest in the properties at various interests.  The working interest is fully carried up to $600 million of total project costs.

See Note 4—Assets Held for Sale and Discontinued Operations for additional discussion in Part II, Item 8.—Financial Statements and Supplementary Data.

Environmental Compliance

We do not anticipate that compliance with currently applicable environmental regulations and controls will significantly change our competitive position, capital spending or earnings during 2017. We believe we are in material compliance with applicable environmental rules and regulations and that the cost of such compliance is not material to our business or financial condition. For a more detailed description of the environmental laws and regulations applicable to our operations, see Part I, Item 1A.—Risk Factors—Changes to or noncompliance with governmental laws and regulations or exposure to environmental liabilities could adversely affect our results of operations.

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

Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows, profitability and ability to retain skilled employees.

Our operations depend on the level of spending by oil and gas companies for exploration, development and production activities. Both short-term and long-term trends in oil and natural gas prices affect these activity levels. Oil and natural gas prices, as well as the level of drilling, exploration and production activity, can be highly volatile. For example, oil prices were as high as $107 per barrel during 2014 and were as low as $26.21 per barrel in February 2016. The decrease in oil prices has been caused by, among other things, an oversupply of crude oil and stagnant demand. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries, affect both the supply of and demand for oil and natural gas. In addition, weather conditions, governmental regulation (both in the United States and elsewhere), levels of consumer demand for oil and natural gas, general economic conditions, the availability and demand for drilling equipment and pipeline capacity, and other factors beyond our control may also affect the supply of and demand for oil and natural gas.

As a result of the sustained low oil price environment beginning at the end of 2014, the level of drilling, exploration and production activity declined in 2015 and remained low throughout 2016, resulting in a corresponding decline in the demand for our drilling services and/or a reduction in our dayrates and rig utilization. The continuation of lower oil and natural gas prices or the further decline in such prices could have an adverse effect on our revenues, cash flows, liquidity and profitability.

A continuation of the lower oil and natural gas price environment could also adversely impact our cash forecast models used to determine whether the carrying values of our long-lived assets exceed our future cash flows, which could result in future impairment to our long-lived assets. Additionally, these circumstances could indicate that the carrying amount of our goodwill and intangible assets may exceed their fair value, which could result in a future goodwill impairment. A continuation of lower oil and natural gas prices could also affect our ability to retain skilled rig personnel and affect our ability to access capital to finance and grow our business. There can be no assurances as to the future level of demand for our services or future conditions in the oil and natural gas and oilfield services industries.

Our customers and thereby our business and profitability could be adversely affected by turmoil in the global economy.

Changes in general economic and political conditions may negatively impact our business, financial condition, results of operations and cash flows. As a result of the volatility of oil and natural gas prices and the depressed economic environment, we are unable to predict the level of exploration, drilling and production activities of our customers and whether our customers and/or vendors will be able to sustain their operations and fulfill their commitments and obligations. If oil prices remain low and/or global economic conditions remain tepid or if either or both further deteriorate in the future, there could be a material adverse impact on the liquidity and operations of our customers, vendors and other worldwide business partners, which in turn could have a material impact on our results of operations and liquidity. Furthermore, these conditions may result in certain of our customers experiencing an inability to pay vendors, including us. In addition, we may experience difficulties forecasting future capital expenditures by our customers, which in turn could lead to either over capacity or, in the case of a recovery in oil prices and the world wide economy, undercapacity, either of which could adversely affect our operations. There can be no assurance that the global economic environment will not deteriorate again in the future due to one or more factors.

We operate in a highly competitive industry with excess drilling capacity, which may adversely affect our results of operations.

The oilfield services industry is very competitive. Contract drilling companies compete primarily on a regional basis, and competition may vary significantly from region to region at any particular time. Most rigs and drilling-related equipment can be moved from one region to another in response to changes in levels of activity and market conditions, which may result in an oversupply of such rigs and drilling-related equipment in certain areas, and accordingly, increased price competition, as we have observed over the past two years in certain markets. In addition, in recent years, the ability to deliver rigs with new technology and features has become an important factor in determining job awards. Our customers are increasingly demanding the services of newer, higher specification drilling rigs, which requires continued technological developments and increased capital expenditures. Our ability to continually provide technologically competitive drilling-related equipment and services can impact our ability to defend, maintain or increase prices, maintain market share, and negotiate acceptable contract terms with our customers. Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements for equipment. New technologies, services or standards could render some of our services, drilling rigs or equipment obsolete, which could adversely impact our ability to compete. Another key factor in job award determinations is our ability to maintain a strong safety record. If we are unable to remain competitive based on these and/or other competitive factors, we may be unable to maintain or increase our market share, utilization rates and/or day rates for our services, which could adversely affect our business, financial condition, results of operations and cash flows.

We must renew customer contracts to remain competitive.

 We had a number of customer contracts that expired in 2016, and have a number that will expire in 2017. Our ability to renew these contracts or obtain new contracts and the terms of any such contracts will depend on market conditions and our customers’ future drilling plans, which are subject to change. For example, during 2015 and 2016, a number of oil and gas companies, including some of our customers, publicly announced significant reductions in their planned exploration and development spending. Due to the highly competitive nature of the industry, which can be exacerbated during periods of depressed market conditions, such as the one we are currently experiencing, we may not be able to renew or replace expiring contracts or, if we are able to, we may not be able to secure or improve existing day rates or other material terms, which could have an adverse effect on our business, financial condition and results of operations.

The nature of our operations presents inherent risks of loss that could adversely affect our results of operations.

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

 Accidents may occur, we may be unable to obtain desired contractual indemnities, and our insurance may prove inadequate in certain cases. The occurrence of an event for which we are not fully insured or indemnified against, or the failure or inability of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses that could adversely affect our business, financial condition and liquidity. In addition, insurance may not be available to cover any or all of these risks. Even if available, insurance may be inadequate or insurance premiums or other costs may increase significantly in the future making insurance prohibitively expensive. We expect to continue facing upward pressure in our insurance renewals, our premiums and deductibles may be higher, and some insurance coverage may either be unavailable or more expensive than it has been in the past. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of a deductible or self-insured retention. We may choose to increase the levels of deductibles (and thus assume a greater degree of risk) from time to time in order to minimize our overall costs, which could exacerbate the impact of our losses on our financial condition and liquidity.

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

 During periods of depressed market conditions, we may be subject to an increased risk of our customers (including government-controlled entities) seeking to renegotiate, repudiate or terminate their contracts and/or to otherwise exert commercial influence to our disadvantage. During 2016, we experienced continued downward pricing pressure and decreased demand for our drilling services with existing customers, resulting in renegotiations of pricing and other terms in our drilling contracts with certain customers and early termination of contracts by others. Our customers’ ability to perform their obligations under the contract, including their ability to pay us or fulfill their indemnity obligations, may also be impacted by an economic or industry downturn or other adverse conditions in the oil and gas industry. If we were to sustain a loss and our customers were unable to honor their indemnification and/or payment obligations, it could adversely affect our liquidity. If our customers cancel some of our contracts, and we are unable to secure new contracts on a timely basis and/or on substantially similar terms — which may prove difficult during a depressed market — or if contracts are suspended for an extended period of time with or without adequate compensation or renegotiated with pricing or other terms less favorable to us, it could adversely affect our financial condition and results of operations.

We may record additional losses or impairment charges related to sold or idle rigs.

 In 2016 and 2015, we recognized impairment charges of $245.2 million and $118.1 million, respectively, related to tangible assets and equipment. Prolonged periods of low utilization or low dayrates, the cold stacking of idle assets, the sale of assets below their then carrying value or the decline in market value of our assets may cause us to experience further losses. If future cash flow estimates, based upon information available to management at the time, including oil and gas prices and expected utilization levels, indicate that the carrying value of any of our rigs may not be recoverable or if we sell assets for less than their then carrying value, we may recognize additional impairment charges on our fleet.

The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.

 In 2016 and 2015, we received approximately 46% and 26%, respectively, of our consolidated operating revenues from our three largest contract drilling customers (including their affiliates), with our largest customer Saudi Aramco representing 33% and 12% of our consolidated operating revenues, respectively, for these years.  The loss of one or more of our larger customers would have a material adverse effect on our business, financial condition, results of operations and prospects.  In addition, if a significant customer experiences liquidity constraints or other financial difficulties they may be unable to make required payments or seek to renegotiate contracts, which could adversely affect our liquidity and profitability. Financial difficulties experienced by customers could also adversely affect our utilization rates in the affected market.

The profitability of our operations could be adversely affected by war, civil disturbance, terrorist activity or other political or economic instability, fluctuation in currency exchange rates and local import and export controls.

 We derive a significant portion of our business from global markets, including major operations in the Middle East, Canada, South America, Algeria, the Far East, North Africa and Russia. These operations are subject to various risks, including war, civil disturbances, labor strikes, political or economic instability, terrorist activity and governmental actions that may limit or disrupt markets, restrict the movement of funds or result in the deprivation of contractual rights or the taking of property without fair compensation. In some countries, our operations may be subject to the additional risk of fluctuating currency values and exchange controls. We are also subject to various laws and regulations that govern the operation and taxation of our business and the import and export of our equipment from country to country, the imposition, application and interpretation of which can prove to be uncertain. To the extent that any of these risks arising from our operations in global markets are realized, it could have a material adverse effect on our business, financial condition and results of operations.

Our financial and operating flexibility could be affected by our long-term debt and other financial commitments.

As of December 31, 2016, we had approximately $3.6 billion in outstanding debt and no amounts outstanding under our $2.25 billion revolving credit facility and commercial paper program. On January 13, 2017, we consummated an offering of $575 million in aggregate principal amount of Nabors Delaware’s 0.75% exchangeable senior notes due 2024 (the “Exchangeable Notes”).  After giving effect to this offering, our total outstanding debt was approximately $4.0 billion.  We also have various financial commitments, such as leases, firm transportation and processing, contracts and purchase commitments. Our ability to service our debt and other financial obligations depends in large part upon the level of cash flows generated by our operating subsidiaries’ operations, our ability to monetize and/or divest non-core assets, availability under our unsecured revolving credit facility and our ability to access the capital markets and/or other sources of financing. If we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or reduce funding in the future for working capital, capital expenditures and general corporate purposes.

Our ability to access capital markets could be limited.

 From time to time, we may need to access capital markets to obtain long-term and short-term financing. However, our ability to access capital markets could be limited by, among other things, oil and gas prices, our existing capital structure, our credit ratings and the health of the drilling and overall oil and gas industry and the global economy. In addition, many of the factors that affect our ability to access capital markets, such as the liquidity of the overall capital markets and the state of the economy and oil and gas industry, are outside of our control. No assurance can be given that we will be able to access capital markets on terms acceptable to us when required to do so, which could adversely affect our business, liquidity and results of operations.

A downgrade in our credit rating could negatively impact our cost of and ability to access capital markets or other financing sources.

 Our ability to access capital markets or to otherwise obtain sufficient financing is enhanced by our senior unsecured debt ratings as provided by the major U.S. credit rating agencies. Factors that may impact our credit ratings include debt levels, asset purchases or sales, as well as near-term and long-term growth opportunities and industry conditions. Liquidity, asset quality, cost structure, market diversity, and commodity pricing levels and others are also considered by the rating agencies. A ratings downgrade could adversely impact our ability to access capital markets or other financing sources in the future, increase the cost of future debt, and potentially require us to post letters of credit for certain obligations, any of which could adversely affect our financial condition, results of operations and cash flows.

As a holding company, we depend on our operating subsidiaries and investments to meet our financial obligations.

Nabors and its wholly owned subsidiary, Nabors Industries, Inc., a Delaware corporation (“Nabors Delaware”), are holding companies with no significant assets other than the stock of our operating subsidiaries and investment in unconsolidated affiliates. In order to meet our financial needs, we rely exclusively on repayments of interest and principal on intercompany loans that have been made to operating subsidiaries and income from dividends and other cash flows from these operating subsidiaries. There can be no assurance that our operating subsidiaries will generate sufficient net income to pay us dividends or sufficient cash flows to make payments of interest and principal on the intercompany loans. In addition, from time to time, our operating subsidiaries may enter into financing arrangements or be made subject to laws or regulations that restrict or prohibit these types of upstream payments. There can also be adverse tax consequences associated with our subsidiaries and equity method investees paying dividends to us.

We may be subject to changes in tax laws and have additional tax liabilities.

 We operate through various subsidiaries in numerous countries throughout the world. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the United States or jurisdictions in which we or any of our subsidiaries operate or are organized. Furthermore, the Organization for Economic Co-Operation and Development (“OECD”) published a Base Erosion and Profit Shifting Action Plan in July 2013, seeking to reform the taxation of multinational companies. The recommendations made by the OECD may result in unilateral, uncoordinated changes in tax laws in the countries in which we operate or are organized, which may result in double taxation or otherwise increase our tax liabilities which in turn could have a material adverse effect on our financial condition and results of operations.

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

Changes to or noncompliance with governmental laws and regulations or exposure to environmental liabilities could adversely affect our results of operations.

Drilling of oil and gas wells is subject to various laws and regulations in the jurisdictions where we operate. Our costs to comply with these laws and regulations may be substantial. For example, the U.S. Environmental Protection Agency (“EPA”) has promulgated rules requiring the reporting of greenhouse gas emissions applicable to certain offshore oil and natural gas production and onshore oil and natural gas production, processing, transmission, storage and distribution facilities. In June 2016, the EPA published final standards to reduce methane emissions for certain new, modified, or reconstructed facilities in the oil and gas industry and, through the issuance of a final Information Collection Request, is seeking additional information from oil and gas producing operators as necessary to expand these standards to include existing equipment and processes. In addition, U.S. federal laws and the laws of other jurisdictions strictly regulate the prevention of oil spills and the release of hazardous substances, and impose liability for removal costs and natural resource, real or personal property and certain economic damages arising from any spills.

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

Changes in environmental laws and regulations may also negatively impact the operations of oil and natural gas exploration and production companies, which in turn could have an adverse effect on us. For example, drilling, fluids, produced water and most of the other wastes associated with the exploration, development and production of oil or gas, if properly handled, are currently exempt from regulation as hazardous waste under the Resource Conservation and Recovery Act (‘‘RCRA’’) and instead, are regulated under RCRA’s less stringent non-hazardous waste provisions. However, following the filing of a lawsuit in the U.S. District Court for the District of Columbia in May 2016 by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulations for oil and gas wastes, EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the District Court on December 28, 2016. Under the decree, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or sign a determination that revision of the regulations is not necessary. If the EPA proposes a rulemaking for revised oil and gas waste regulations, the Consent Decree requires that the  EPA take final action following notice and comment rulemaking no later than July 15, 2021. Any reclassification of such wastes as RCRA hazardous wastes could result in more stringent and costly handling, disposal and clean-up requirements. In addition, the Outer Continental Shelf Lands Act provides the federal government with broad discretion in regulating the leasing of offshore oil and gas production sites. Legislators and regulators in the United States and other jurisdictions where we operate also focus increasingly on restricting the emission of carbon dioxide, methane and other greenhouse gases that may contribute to warming of the Earth’s atmosphere, and other climatic changes. The U.S. Congress has considered, but not adopted, legislation designed to reduce emission of greenhouse gases, and some states in which we operate have passed legislation or adopted initiatives, such as the Regional Greenhouse Gas Initiative in the northeastern United States and the Western Regional Climate Action Initiative in the western United States, which establish greenhouse gas inventories and/or cap-and-trade programs. Some international initiatives have been or may be adopted, which could result in increased costs of operations in covered jurisdictions. In December 2015, the United States joined the international community of the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas emission reduction goals every five years beginning in 2010. Although this international agreement does not create any binding obligations for nations to limit their greenhouse gas emissions, it does include pledges to voluntarily limit or make future emissions. In addition, the EPA has published findings that emissions of greenhouse gases present an endangerment to public health and the environment, which may lead to further regulations of greenhouse gas emissions under existing provisions of the Clean Air Act. The EPA has already issued rules requiring monitoring and reporting of greenhouse gas emissions from the oil and natural gas sector, including onshore and offshore production activities. Future or more stringent regulation could dramatically increase operating costs for oil and natural gas companies, curtail production and demand for oil and natural gas in areas of the world where our customers operate, and reduce the market for our services by making wells and/or oilfields uneconomical to operate, which may in turn adversely affect results of operations.

The expansion of the scope of laws or regulations protecting the environment has accelerated in recent years, particularly outside the United States, and we expect this trend to continue. Violation of environmental laws or regulations could lead to the imposition of administrative, civil or criminal penalties, remedial obligations, capital expenditures, delays in the permitting or performance of projects, and in some cases injunctive relief. Violations may also result in liabilities for personal injuries, property and natural resource damage and other costs and claims. We are not always successful in allocating all risks of these environmental liabilities to customers, and it is possible that customers who assume the risks will be financially unable to bear any resulting costs.

We rely on third-party suppliers, manufacturers and service providers to secure equipment, components and parts used in rig operations, conversions, upgrades and construction.

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

Any violation of the Foreign Corrupt Practices Act or any other similar anti-corruption laws could have a negative impact on us.

A significant portion of our revenue is derived from operations outside the United States, which exposes us to complex foreign and U.S. regulations inherent in doing cross-border business and in each of the countries in which we transact business. We are subject to compliance with the United States Foreign Corrupt Practices Act (“FCPA”) and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business.  The SEC and U.S. Department of Justice have continued to focus on enforcement activities with respect to the FCPA. While our employees and agents are required to comply with applicable anti-corruption laws, and we have adopted policies and procedures and related training programs meant to ensure compliance, we cannot be sure that our internal policies, procedures and programs will always protect us from violations of these laws. Violations of these laws may result in severe criminal and civil sanctions as well as other penalties. The occurrence or allegation of these types of risks may adversely affect our business, financial condition and results of operations.

Provisions in our organizational documents may be insufficient to thwart a coercive hostile takeover attempt; conversely, they may deter a change of control transaction and decrease the likelihood of a shareholder receiving a change of control premium.

Companies generally seek to prevent coercive takeovers by parties unwilling to pay fair value for the enterprise they acquire.  Provisions in our organizational documents that are meant to help us avoid a coercive takeover include:

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

At the request of shareholders, in June 2012 we adopted an amendment to our bye-laws to declassify the Board.  In addition, our shareholder rights plan expired in July 2016.  Each of these changes may make it easier for another party to acquire control of the Company. The remaining provisions designed to avoid a coercive takeover may not be fully effective so that a party may still be able to acquire the Company without paying what the Board considers to be fair value, including a control premium.

Legal proceedings and governmental investigations could affect our financial condition and results of operations.

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

The loss of key executives or inability to attract and retain experienced technical personnel could reduce our competitiveness and harm prospects for future success.

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

Failure to realize the anticipated benefits of acquisitions, divestitures, investments, joint ventures and other strategic transactions may adversely affect our business, results of operations and financial position.

We undertake from time to time acquisitions, divestitures, investments, joint ventures, alliances and other strategic transactions that we expect to further our business objectives.  For example, in October 2016, we announced an agreement to form a new joint venture in the Kingdom of Saudi Arabia, which is expected to commence operations by the second half of 2017. The success of this joint venture depends, to a large degree, on the satisfactory performance of our joint venture partner’s obligations, including contributions of capital, drilling units and related equipment, and our ability to maintain an effective, working relationship with our joint venture partner.    The anticipated benefits of such joint venture and other strategic transactions may not be realized, or may be realized more slowly than expected, and may result in operational and financial consequences, including, but not limited to, the loss of key customers, suppliers or employees and significant transactional expenses, which may have an adverse effect on our business, financial condition and results of operations.

Our business is subject to cybersecurity risks.

Our operations are increasingly dependent on information technologies and services.  Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow, and include, among other things, storms and natural disasters, terrorist attacks, utility outages, theft, viruses, malware, design defects, human error, or complications encountered as existing systems are maintained, repaired, replaced, or upgraded. Risks associated with these threats include, among other things:

•	loss, corruption, or misappropriation of intellectual property, or other proprietary or confidential information (including customer, supplier, or employee data);

•	disruption or impairment of our and our customers’ business operations and safety procedures;

•	loss or damage to our worksite data delivery systems; and

•	increased costs to prevent, respond to or mitigate cybersecurity events.

Although we utilize various procedures and controls to mitigate our exposure to such risk, cybersecurity attacks and other cyber events are evolving and unpredictable. Moreover, we have no control over the information technology systems of our customers, suppliers, and others with which our systems may connect and communicate. As a result, the occurrence of a cyber incident could go unnoticed for a period time. Any such incident could have a material adverse effect on our business, financial condition and results of operations.

Significant issuances of common shares or exercises of stock options could adversely affect the market price of our common shares

As of February 21, 2017, we had 800,000,000 authorized common shares, of which 335,019,046 shares were outstanding and entitled to vote, of which 49,672,636 million were held by our subsidiaries and entitled to vote. In addition, 11,918,025 common shares were reserved for issuance pursuant to stock option and employee benefit plans, and 31,997,773 common shares were reserved for issuance upon exchange of outstanding Exchangeable Notes . The sale, or availability for sale, of substantial amounts of our common shares in the public market, whether directly by us or resulting from the exercise of options (and, where applicable, sales pursuant to Rule 144 under the Securities Act) or the exchange of Exchangeable Notes for common shares, would be dilutive to existing shareholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Nabors’ principal executive offices are located in Hamilton, Bermuda. We own or lease executive and administrative office space in Houston, Texas; Anchorage, Alaska; Calgary, Canada; Dubai in the United Arab Emirates; Bogota, Colombia; and Dhahran, Saudi Arabia.

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

In 2009, the Court of Ouargla entered a judgment of approximately $13.0 million (at December 31, 2016 exchange rates) against us relating to alleged customs infractions in Algeria. We believe we did not receive proper notice of the judicial proceedings, and that the amount of the judgment was excessive in any case. We asserted the lack of legally required notice as a basis for challenging the judgment on appeal to the Algeria Supreme Court (the “Supreme Court”). In May 2012, that court reversed the lower court and remanded the case to the Ouargla Court of Appeals for treatment consistent with the Supreme Court’s ruling. In January 2013, the Ouargla Court of Appeals reinstated the judgment. We again lodged an appeal to the Supreme Court, asserting the same challenges as before. While the appeal was pending, the Hassi Messaoud customs office initiated efforts to collect the judgment prior to the Supreme Court’s decision in the case. As a result, we paid approximately $3.1 million and posted security of approximately $1.33 million to suspend those collection efforts and to enter into a formal negotiations process with the customs authority. The customs authority demanded 50% of the total fine as a final settlement and seized additional funds of approximately $3.6 million. We have recorded a reserve in the amount of the posted security. The matter was heard by the Supreme Court on February 26, 2015, and on March 26, 2015, that court set aside the judgment of the Ouargla Court of Appeals and remanded the case to that court for further proceedings. A hearing was held on October 28, 2015 in the Ouargla Court of Appeals and on November 4, 2015, the court affirmed the Supreme Court’s decision that we were not guilty, concluding that portion of the case. We have filed a new action with the Conseil d’Etat in an effort to recover amounts previously paid by us. A portion of those amounts has been returned, and our efforts to recover the additional $4.4 million continue.

In March 2011, the Court of Ouargla entered a judgment of approximately $25.6 million (at December 31, 2016 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $17.6 million in excess of amounts accrued.

In March 2012, Nabors Global Holdings II Limited (“NGH2L”) signed an agreement with ERG Resources, LLC (“ERG”) relating to the sale of all of the Class A shares of NGH2L’s wholly owned subsidiary, Ramshorn International Limited, an oil and gas exploration company (“Ramshorn”) (the “ERG Agreement”). When ERG failed to meet its closing obligations, NGH2L terminated the transaction on March 19, 2012 and, as contemplated in the agreement, retained ERG’s $3.0 million escrow deposit. ERG filed suit the following day in the 61st Judicial District Court of Harris County, Texas, in a case styled ERG Resources, LLC v. Nabors Global Holdings II Limited, Ramshorn International Limited, and Parex Resources, Inc.; Cause No. 2012-16446, seeking injunctive relief to halt any sale of the shares to a third party, specifically naming as defendant Parex Resources, Inc. (“Parex”). The lawsuit also seeks monetary damages of up to $750.0 million based on an alleged breach of contract by NGH2L and alleged tortious interference with contractual relations by Parex. We successfully defeated ERG’s effort to obtain a temporary restraining order from the Texas court on March 20, 2012 and completed the sale of Ramshorn’s Class A shares to a Parex affiliate in April 2012, which mooted ERG’s application for a temporary injunction. The defendants made numerous jurisdictional challenges on appeal, and on April 30, 2015, ERG filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Accordingly, the civil actions are currently subject to the bankruptcy stay and ERG’s claims in the lawsuit are assets of the estate. The lawsuit was stayed, pending further court actions, including appeals of the jurisdictional decisions. On June 17, 2016, the Texas Supreme Court issued its opinion on the jurisdictional appeal holding that jurisdiction exists in Texas for Ramshorn, but not for Parex Bermuda or Parex Canada. ERG retains its causes of action for monetary damages, but we believe the claims are foreclosed by the terms of the ERG Agreement and are without factual or legal merit. On December 28, 2016, the District Court granted Nabors’ Motion for Partial Summary Judgment to Enforce Exclusive Remedies Clause, holding that ERG’s potential recovery in the action may not exceed $4.5 million in accordance with the terms of the ERG Agreement. The plaintiffs have challenged this ruling by filing a motion for rehearing that is scheduled to be heard on March 6, 2017. Although we continue to vigorously defend the lawsuit, its ultimate outcome cannot be determined at this time.

On July 30, 2014, we and Nabors Red Lion Limited (“Red Lion”), along with C&J Energy and its board of directors, were sued in a putative shareholder class action filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”). The plaintiff alleges that the members of the C&J Energy board of directors breached their fiduciary duties in connection with the Merger, and that Red Lion and C&J Energy aided and abetted these alleged breaches. The plaintiff sought to enjoin the defendants from proceeding with or consummating the Merger and the C&J Energy stockholder meeting for approval of the Merger and, to the extent that the Merger was completed before any relief was granted, to have the Merger rescinded. On November 10, 2014, the plaintiff filed a motion for a preliminary injunction, and, on November 24, 2014, the Court of Chancery entered a bench ruling, followed by a written order on November 25, 2014, that (i) ordered certain members of the C&J Energy board of directors to solicit for a 30 day period alternative proposals to purchase C&J Energy (or a controlling stake in C&J Energy) that were superior to the Merger, and (ii) preliminarily enjoined C&J Energy from holding its stockholder meeting until it complied with the foregoing. C&J Energy complied with the order while it simultaneously pursued an expedited appeal of the Court of Chancery’s order to the Supreme Court of the State of Delaware (the “Delaware Supreme Court”). On December 19, 2014, the Delaware Supreme Court overturned the Court of Chancery’s judgment and vacated the order. Nabors and the C&J Energy defendants filed a motion to dismiss that was granted by the Chancellor on August 24, 2016, including a ruling that C&J Energy could recover on the bond that was posted to support the temporary restraining order. The plaintiffs filed a Notice of Appeal on September 22, 2016. A briefing was concluded, and no hearing date has been set.

On March 24, 2015, we completed the Merger of our Completion & Production Services business with C&J Energy. In the Merger and related transactions, we acquired common shares in the combined entity, CJES, and entered into certain ancillary agreements with CJES, including a tax matters agreement, pursuant to which both parties agreed to indemnify each other following the completion of the Merger with respect to certain tax matters. On July 20, 2016, CJES and certain of its subsidiaries (collectively, the “debtors”) commenced voluntarily cases under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. On December 12, 2016, we entered into a mediated settlement agreement with various other parties in the CJES bankruptcy proceedings (the “Settlement Agreement”). Pursuant to the Settlement Agreement, we agreed to support the debtors' chapter 11 plan of reorganization in exchange for: (i) two allowed unsecured claims for which we will receive distributions of up to $4.85 million; (ii) an amendment to the tax matters agreement providing that CJES will likely pay up to $11.5 million of obligations for which we would have otherwise been responsible; (iii) cancellation of various other obligations we had to the debtors; (iv) our pro rata share of warrants to acquire 2% of the common equity in the reorganized debtors; and (v) a mutual release of claims. The bankruptcy court has approved the terms of the Settlement Agreement and confirmed the debtors' plan and, on January 6, 2017, CJES announced it had emerged from bankruptcy.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common shares, par value $0.001 per share, are publicly traded on the New York Stock Exchange (the “NYSE”) under the symbol “NBR”.

The following table sets forth the reported high and low sales prices of our common shares as reported on the NYSE for the periods indicated.

		Share Price
Calendar Year		High	Low
2015	First Quarter	$14.09	$9.96
	Second Quarter	16.99	13.70
	Third Quarter	14.43	8.94
	Fourth Quarter	12.33	7.47

2016	First Quarter	$9.84	$4.93
	Second Quarter	11.21	7.61
	Third Quarter	12.33	8.46
	Fourth Quarter	17.68	11.01

On February 21, 2017, the closing price of our common shares as reported on the NYSE was $15.43.

Holders.

At February 21, 2017, there were approximately 1,764 shareholders of record of our common shares.

Dividends.

On February 17, 2017, our Board declared a cash dividend of $0.06 per common share, which will be paid on April 4, 2017 to shareholders of record at the close of business on March 14, 2017.

Our quarterly cash dividends on our total outstanding common shares during the past two fiscal years are shown in the table below. The declaration and payment of future dividends will be at the discretion of the Board and will depend, among other things, on future earnings, general financial condition and liquidity, success in business activities, capital requirements and general business conditions in addition to legal requirements.

	Paid per Share		Total Payment
	2016	2015	2016		2015
	(in thousands, except per share amounts)
Quarter
First	$0.06	$0.06	$16,923		$17,469
Second	0.06	0.06	17,003		17,511
Third	0.06	0.06	17,001		17,509
Fourth	0.06	0.06	17,039	(1)	16,873

(1)	This quarterly cash dividend was paid on January 4, 2017 to shareholders of record on December 14, 2016.

See Part I—Item 1.A. Risk Factors—As a holding company, we depend on our operating subsidiaries to meet our financial obligations.

Issuer Purchases of Equity Securities.

The following table provides information relating to our repurchase of common shares during the three months ended December 31, 2016:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
October 1 - October 31	<1	$12.16	—	298,716
November 1 - November 30	5	$11.90	—	298,716
December 1 - December 31	22	$16.40	—	298,716

(1)

Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2003 Employee Stock Plan, the 2013 Stock Plan and the 2016 Stock Plan. Each of the 2016 Stock Plan, the 2013 Stock Plan, the 2003 Employee Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)

In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400 million of our common shares in the open market or in privately negotiated transactions. Through December 31, 2016, we repurchased 10.9 million of our common shares for an aggregate purchase price of approximately $101.3 million under this program. As of December 31, 2016, we had approximately $298.7 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares are held by our subsidiaries are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of December 31, 2016, our subsidiaries held 49.7 million of our common shares.

For a description of securities authorized for issuance under equity compensation plans, see Part III, Item 12.—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Performance Graph

The following graph illustrates comparisons of five-year cumulative total returns among Nabors, the S&P 500 Index, Dow Jones Oil Equipment and Services Index, S&P MidCap 400 Index and Russell 3000 Index. We are now included in the S&P MidCap 400 Index and Russell 3000 Index and therefore, are presenting these new indices below. Total return assumes $100 invested on December 31, 2011 in shares of Nabors and in the aforementioned indices noted above assuming reinvestment of dividends at the end of each calendar year, presented in the table below.

Dollars
200
150
100
50
0
2011
2012
2013
2014
2015
2016
Nabors Industries Ltd.
S&P 500 Index
Dow Jones Oil Equipment and Services Index
S&P MidCap 400 Index
Russell 3000 Index

	2011	2012	2013	2014	2015	2016
Nabors Industries Ltd.	100	83	99	76	51	101
S&P 500 Index	100	116	154	175	177	198
Dow Jones Oil Equipment and Services Index	100	100	129	107	83	105
S&P MidCap 400 Index	100	118	157	173	169	204
Russell 3000 Index	100	116	155	175	176	198

The foregoing graph is based on historical data and is not necessarily indicative of future performance. This graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to Regulations 14A or 14C under the Exchange Act or to the liabilities of Section 18 under the Exchange Act.

Related Shareholder Matters

Bermuda has exchange controls which apply to residents in respect of the Bermuda dollar. As an exempted company, Nabors is designated as non-resident for Bermuda exchange control purposes by the Bermuda Monetary Authority. Pursuant to our non-resident status, there are no Bermuda restrictions on our ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to non-residents who are holders of its common shares in all other currencies, including currency of the United States.

There is no reciprocal tax treaty between Bermuda and the United States. Under current Bermuda law, there is no Bermuda withholding tax on dividends or other distributions, nor any Bermuda tax computed on profit or income payable by Nabors or its operations. Furthermore, no Bermuda tax is levied on the sale or transfer (including by gift and/or on the death of the shareholder) of Nabors common shares (other than by shareholders resident in Bermuda). Nabors has received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, Nabors will be exempt from taxation in Bermuda until March 31, 2035.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected financial information and should be read in conjunction with Part II, Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes thereto included under Part II, Item 8.—Financial Statements and Supplementary Data.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Data (1)(2)	(In thousands, except per share amounts and ratio data)
Operating revenues	$2,227,839	$3,864,437	$6,804,197	$6,152,015	$6,843,051
Income (loss) from continuing operations, net of tax	(1,011,244)	(329,497)	(669,265)	158,341	232,974
Income (loss) from discontinued operations, net of tax	(18,363)	(42,797)	21	(11,179)	(67,526)
Net income (loss)	(1,029,607)	(372,294)	(669,244)	147,162	165,448
Less: Net (income) loss attributable to noncontrolling interest	(135)	(381)	(1,415)	(7,180)	(621)
Net income (loss) attributable to Nabors	(1,029,742)	(372,675)	(670,659)	139,982	164,827

Earnings (losses) per share:
Basic from continuing operations	$(3.58)	$(1.14)	$(2.28)	$0.51	$0.80
Basic from discontinued operations	(0.06)	(0.15)	—	(0.04)	(0.23)
Total Basic	$(3.64)	$(1.29)	$(2.28)	$0.47	$0.57

Diluted from continuing operations	$(3.58)	$(1.14)	$(2.28)	$0.51	$0.79
Diluted from discontinued operations	(0.06)	(0.15)	—	(0.04)	(0.23)
Total Diluted	$(3.64)	$(1.29)	$(2.28)	$0.47	$0.56

Weighted-average number of common shares outstanding:
Basic	276,475	282,982	290,694	294,182	289,965
Diluted	276,475	282,982	290,694	296,592	292,323

Capital expenditures and acquisitions of businesses (3)	$414,379	$923,236	$1,923,779	$1,365,994	$1,433,586
Interest coverage ratio (4)	3.4:1	6.2:1	9.8:1	7.4:1	7.7:1

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data (1)(2)	(In thousands, except ratio data)
Cash, cash equivalents and short-term investments	$295,202	$274,589	$536,169	$507,133	$778,204
Working capital	333,905	469,398	1,174,399	1,442,406	2,000,475
Property, plant and equipment, net	6,267,583	7,027,802	8,599,125	8,597,813	8,712,088
Total assets	8,187,015	9,537,840	11,862,923	12,137,749	12,631,867
Long-term debt	3,578,335	3,655,200	4,331,840	3,882,055	4,355,181
Shareholders’ equity	3,247,025	4,282,710	4,908,619	5,969,086	5,944,929
Debt to capital ratio:
Gross (5)	0.52:1	0.46:1	0.47:1	0.39:1	0.42:1
Net (6)	0.50:1	0.44:1	0.43:1	0.36:1	0.38:1

(1)

All periods present the operating activities of most of our wholly owned oil and gas businesses, our previously held equity interests in oil and gas joint ventures in Canada and Colombia, aircraft logistics operations and construction services as discontinued operations.

(2)

Our acquisitions’ results of operations and financial position have been included beginning on the respective dates of acquisition and include Nabors Arabia (May 2015), 2TD (October 2014), KVS (October 2013) and Navigate Energy Services, Inc. (January 2013). Following consummation of the Merger of our Completion & Production Services business with C&J Energy (March 2015), we ceased consolidating that business’s results with our results of operations and began reporting our share of the earnings (losses) of CJES through earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss). As a result of the CJES Chapter 11 filing, we ceased accounting for our investment in CJES under the equity method of accounting beginning on July 20, 2016. Accordingly, our financial results of operations and financial position for periods prior to the Merger are not directly comparable with our financial results of operations and financial position for the years ended December 31, 2016 and 2015.

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

Management Overview

We own and operate the world’s largest land-based drilling rig fleet and are a leading provider of offshore platform and drilling rigs in the United States and multiple international markets. Our Drilling & Rig Services business is comprised of our global land-based and offshore drilling rig operations and other rig services, consisting of equipment manufacturing, rig instrumentation and optimization software. We also specialize in wellbore placement solutions and are a leading provider of directional drilling and MWD systems and services. Our business consists of four reportable operating segments: U.S., Canada, International and Rig Services.

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

Persistently low oil and gas prices during 2015 and 2016 have had a significant impact on the number of rigs working, particularly in our U.S. and Canada segments although our International drilling segment has also felt the effect. The decline in global oil prices, and the extended duration of lower prices for both oil and gas, have resulted in dramatic reductions in capital spending by our customers. Together, these trends led to continued reductions in the level of drilling activity in the oil and gas industries on a worldwide basis and had a corresponding adverse impact on our results of operations. In the U.S., our customers' reaction to the decrease in commodity prices resulted in significant decreases in both the number of rigs that were working and the dayrates that we could obtain. We believe the U.S. market has stabilized and started to improve, as evidenced by a sharp increase in rig counts during the second half of 2016 as a result of the improvement in oil prices. In the U.S., our working rigs as of the end of the year represents a 50% increase over the trough in early April 2016. We have also increased our market share over these recent months, mainly on strong demand for our PACE®-X rigs. Internationally, spending cuts have resulted in lower activity levels, as reflected by an approximate 20% reduction in the average number of rigs working throughout 2016 when compared to 2015 and resulted in lower operating results for the same comparable period. International markets, although more resilient than the lower 48, have remained challenged by the depressed environment in 2016. However, we are seeing early signs of activity increases internationally. Although activity has begun to rebound, spot market pricing continues to remain competitive. To the extent that rig counts and activity continue to increase throughout 2017, we expect pricing to follow and our dayrates to increase accordingly.

In December 2016, Nabors Delaware completed an offering of $600 million aggregate principal amount of 5.50% senior unsecured notes due January 15, 2023, which are fully and unconditionally guaranteed by us. The proceeds from this offering were used to prepay the $162.5 million due in 2018 under our unsecured term loan and all amounts then outstanding under our $2.25 billion revolving credit facility and commercial paper program, or $392.1 million. The remaining proceeds were allocated for general corporate purposes, including to repay and repurchase other existing debt.

In January 2017, Nabors Delaware issued $575 million in aggregate principal amount of 0.75% exchangeable senior unsecured notes due 2024, which are fully and unconditionally guaranteed by Nabors. The exchangeable notes are exchangeable, under certain conditions, at an initial exchange rate of 39.75 common shares of the Company per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $25.16 per common share). Upon any exchange, Nabors Delaware will settle its exchange obligation in cash, common shares of the Company, or a combination of cash and common shares, at our election. In connection with the pricing of the notes, we entered into privately negotiated capped call transactions which are expected to reduce potential dilution to common shares and/or offset potential cash payments required to be made in excess of the principal amount upon any exchange of notes. Such reduction and/or offset is subject to a cap representing a price per share of $31.45, an approximately 75.0% premium over our share price of $17.97 as of the date of the transaction. The net proceeds from the offering of the exchangeable notes were used to prepay the remaining balance of our unsecured term loan originally scheduled to mature in 2020, as well as to pay the cost of the capped call transactions. Any remaining net proceeds from the offering were allocated for general corporate purposes, including to repurchase or repay other indebtedness.

At December 31, 2016, we had no borrowings outstanding under our $2.25 billion revolving credit facility and commercial paper program. Availability under the revolving credit facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. As of December 31, 2016, our net debt to capital ratio was 0.50:1. See Item 6. “Selected Financial Data”. This ratio does not give effect to the issuance of the exchangeable notes in January 2017 discussed above.

Financial Results

On March 24, 2015, we completed the merger (the “Merger”) of our Completion & Production Services business with C&J Energy Services, Inc. (“C&J Energy”). In the Merger and related transactions, our wholly-owned interest in our Completion & Production Services business was exchanged for cash and an equity interest in the combined entity, C&J Energy Services Ltd. (“CJES”). Prior to the Merger, our Completion & Production Services business conducted our operations involved in the completion, life-of-well maintenance and plugging and abandonment of wells in the United States and Canada. On July 20, 2016, CJES and certain of its subsidiaries commenced voluntarily cases under chapter 11 of the U.S. Bankruptcy Code at which point we ceased accounting for this investment under the equity method of accounting. For more information on the accounting for our investment in CJES, see Note 9—Investments in Unconsolidated Affiliates in Part II, Item 8.—Financial Statements and Supplementary Data. On December 12, 2016, we entered into a mediated settlement agreement with various other parties in the CJES bankruptcy proceedings and on January 6, 2017, CJES announced it had emerged from bankruptcy. See further discussion in Item 3.—Legal Proceedings.

As a result of ceasing to consolidate the results of our Completion & Production Services business beginning at the time of the Merger in 2014, our results of operations for the years ended December 31, 2016 and 2015 are not directly comparable to the year ended December 31, 2014. See Note 9—Investments in Unconsolidated Affiliates in Part II, Item 8.—Financial Statements and Supplementary Data.

Comparison of the years ended December 31, 2016 and 2015

Operating revenues in 2016 totaled $2.2 billion, representing a decrease of $1.6 billion, or 42%, from 2015. The decrease in revenues was due to the significant decline in the number of rigs working as evidenced by a 34% reduction in average rigs working during 2016 compared to 2015. Also contributing to the decline in revenue were lower dayrates as existing contracts expired and were repriced at the lower prevailing market dayrates for many rigs, while other rigs commenced standby rates, terminations or price concessions granted to certain customers. The remainder of the decrease in operating revenue was due to ceasing to consolidate the revenues associated with our Completion & Production Services business, which accounted for $0.4 billion, or 22%, of the overall decrease.

Net loss from continuing operations totaled $1.0 billion for 2016 ($3.58 per diluted share) compared to a net loss from continuing operations of $329.5 million ($1.14 per diluted share) in 2015. This equated to an increase in loss from continuing operations of $681.7 million.  Approximately $435.2 million of the increase in loss was attributable to our segment adjusted operating income (loss), which is our primary measure of operating performance.  See Segment Results of Operations for further information on the changes to segment adjusted operating income (loss).  The remainder of the increase in loss was attributable to higher losses from unconsolidated affiliates and an increase in the magnitude of impairments and other charges.  We recorded a $221.9 million loss in 2016 compared to a $81.3 million loss in 2015 for our share of the net income (loss) of CJES, which represents our portion (53%) of their net income (loss).  Our impairments and other charges were $505.2 million in 2016 compared to $369.0 million in 2015, for a $136.2 million increase in losses. These charges were primarily comprised of $285.4 million related to impairments and retirements of tangible assets and equipment as a result of the sustained decline in oil prices and the continued realization of lower demand for and obsolescence of legacy asset classes and $219.7 million related to other-than-temporary impairments on our equity method investments. Similarly, during 2015 we recognized approximately $369.0 million in impairments and other charges. These charges resulted from the impact of the industry downturn on our business activity and future outlook as the continuation of depressed oil prices led to considerable reductions in capital spending by some of our customers and diminished demand for our drilling services. These charges were primarily comprised of $140.1 million related to impairments and retirements of tangible assets and equipment, $180.6 million related to an other-than-temporary impairment on our equity method investment in CJES and $48.3 million for a provision for International operations. Additional information relating to impairments and other charges is provided in Note 3—Impairments and Other Charges in Part II, Item 8.—Financial Statements and Supplementary Data.

General and administrative expenses in 2016 totaled $227.6 million, representing a decrease of $96.7 million, or 30% from 2015. The decrease was partially attributable to the fact that we ceased consolidating the expenses from our former Completion & Production Services business as a result of the Merger, which accounted for approximately $26.0 million of the decrease. Also contributing to the decrease was a reduction in average headcount of approximately 22% as a result of our efforts to right size our back office functions to the level of operations. The remainder of the decrease is attributed to our continued cost-reduction efforts across our remaining operating units and our corporate offices.

Research and engineering expenses in 2016 totaled $33.6 million, representing a decrease of $7.7 million, or 19%, over 2015. The decrease was primarily attributable to a reduction in workforce and general cost-reduction efforts across the various operating units. Also contributing to the decrease was the reduction in drilling related projects as a result of the decline in overall activity.

Depreciation and amortization expense in 2016 was $871.6 million, representing a decrease of $98.8 million, or 10%, over 2015. The decrease was due largely to the fact that we ceased consolidating the expenses from our former Completion & Production Services business as a result of the Merger, which accounted for $51.1 million of the decrease. The remainder of the decrease primarily relates to an increased number of rigs that were not working during the period, which results in a lower inactive depreciation rate and the impact from various retirements of legacy fleet rigs in late 2015.

Segment Results of Operations

Our Drilling & Rig Services business is comprised of our global land-based and offshore drilling rig operations and other rig services, consisting of equipment manufacturing, rig instrumentation and optimization software. We also specialize in wellbore placement solutions and are a leading provider of directional drilling and MWD systems and services. Our Drilling & Rig Services business consists of four reportable operating segments: U.S., Canada, International and Rig Services. Our Rig Services segment includes our other services comprised of our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software services.

Management evaluates the performance of our operating segments using adjusted operating income (loss), which is our segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. Adjusted operating income (loss) is computed  by subtracting the sum of direct costs, general and administrative expenses, research and engineering expenses and depreciation and amortization from operating revenues.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Year Ended December 31,		Increase/(Decrease)
	2016	2015	2016 to 2015
	(In thousands, except percentages and rig activity)
U.S.
Operating revenues	$554,072	$1,256,989	$(702,917)	(56)%
Adjusted operating income (loss)	$(197,710)	$87,051	$(284,761)	n/m (2)
Average rigs working (1)	62.0	120.0	(58.0)	(48)%

Canada
Operating revenues	$51,472	$137,494	$(86,022)	(63)%
Adjusted operating income (loss)	$(36,818)	$(7,029)	$(29,789)	n/m (2)
Average rigs working (1)	9.7	16.7	(7.0)	(42)%

International
Operating revenues	$1,508,890	$1,862,393	$(353,503)	(19)%
Adjusted operating income (loss)	$164,677	$308,262	$(143,585)	(47)%
Average rigs working (1)	100.2	124.0	(23.8)	(19)%

Rig Services
Operating revenues	$215,710	$391,066	$(175,356)	(45)%
Adjusted operating income (loss)	$(48,484)	$(12,641)	$(35,843)	n/m (2)

(1)

Represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 average rigs working. International average rigs working includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates.

(2)	The number is so large that it is not meaningful.

U.S.

Operating results decreased from 2015 to 2016 primarily due to the continued decline in drilling activity in the lower 48 states, reflected by a 48% reduction in the average number of rigs working during 2016 compared to the prior period. The decline in drilling activity is the result of lower customer demand for drilling rigs due to the currently depressed oil price environment. This lower demand also resulted in lower dayrates for rigs, both of which contributed to the decrease in revenue as well as adjusted operating income (loss). Partially offsetting the decrease in drilling activity during 2016 was a favorable resolution of negotiations for one of our rigs in the Gulf of Mexico, which resulted in partial recovery of standby revenues for past quarters of approximately $20.9 million. While activity levels were lower on average throughout 2016, we believe that activity levels bottomed in the earlier half of the year and we have seen a marked improvement over the second half of the year, reflected by an increase in our average rigs working of 50% from the lowest point early in the second quarter to the end of the year.

Canada

Operating results decreased from 2015 to 2016 due to a decline in both drilling rig activity and dayrates. These declines were the direct result of lower industry activity and pricing pressure from customers resulting from the decline in oil and gas prices. The lower activity is evidenced by a 42% reduction in average rigs working during 2016 compared to the prior period. The seasonal decline in the second quarter of 2016 was minimalized by the historically low first quarter rig counts, which averaged 4 rigs. However, we have experienced an increase over the course of the second half of 2016. We exited 2016 and through early 2017 with a marked increase in rigs working to 25 rigs at the end of January.

International

Operating results decreased from 2015 to 2016 primarily due to a decline in drilling activity, reflected by a 19% reduction in average rigs working during 2016 compared to the prior period. The decrease in our operating results was also adversely affected by pricing pressure and diminished demand as customers released rigs in response to the significant drop in oil prices. Partially offsetting the decrease in activity for the year ended December 31, 2016 was approximately $45.7 million in revenue related to early termination and demobilization payments, recovery of certain contractual disputes and a business interruption insurance claim.

Rig Services

Operating results decreased from 2015 to 2016 primarily due to a broad-based decline in revenue-producing activities, including lower top drive and catwalk unit sales as well as the continued decline in our directional drilling businesses due to generally lower drilling activity and intense competition, all of which is driven by the current low prices of oil and gas.

Other Financial Information

Earnings (losses) from unconsolidated affiliates

Earnings (losses) from unconsolidated affiliates represents our share of the net income (loss), as adjusted for our basis differences, of our equity method investments, primarily composed of our investment in CJES. We accounted for our investment in CJES on a one-quarter lag through June 30, 2016. On July 20, 2016, CJES voluntarily filed for protection under chapter 11 of the Bankruptcy Code. As a result, beginning in the third quarter of 2016, we ceased accounting for our investment in CJES under the equity method of accounting. The year ended December 31, 2016 includes our share of the net income (loss) of CJES from October 1, 2015 through March 31, 2016, resulting in a loss of $221.9 million, inclusive of charges of $138.5 million representing our share of CJES’s fixed asset impairment charges for the period. As we wrote off the remaining carrying value of our investment in CJES during the second quarter of 2016, we did not record our share of the earnings (losses) of CJES for the three months ended June 30, 2016 as we are not contractually responsible for losses beyond our investment. The operating losses of CJES for the period noted above are primarily due to reduced activity levels resulting from the extended downturn in oil prices.

Interest expense

Interest expense for 2016 was $185.4 million, representing a marginal increase of $3.4 million, or 2%, compared to 2015. During 2016, we curtailed spending on major projects, which resulted in a reduction in the amount of capitalized interest recognized during the period of approximately $13.8 million. The reduction in capitalized interest for the year was partially offset by the benefit of lower interest expense incurred on our 6.15% and 9.25% senior notes of approximately $9.1 million. The average amounts outstanding under these senior notes were lower throughout 2016 due to the repurchases made in 2015 and early 2016 of approximately $10.8 million and $131.0 million, respectively.

Other, net

Other, net for 2016 was $37.5 million of expense, which was primarily comprised of net losses on sales and disposals of assets of approximately $14.8 million, legal and professional fees primarily incurred in connection with preserving our interests in CJES of $12.9 million, foreign currency exchange losses of $5.7 million and increases to litigation reserves of $3.9 million. These losses were partially offset by the gain on debt buybacks of $6.7 million.

Other, net for 2015 was $39.2 million of income, which was primarily comprised of a net gain of $47.1 million related to the Merger, inclusive of a $102.2 million gross gain offset by transaction costs and post-closing adjustment, and net gains on sales and disposals of assets of approximately $2.3 million. These gains were partially offset by increases to litigation reserves of $8.2 million and foreign currency exchange losses of $0.4 million.

Income tax rate

Our worldwide effective tax rate during 2016 was 15.6% compared to 22.9% during 2015. The change was attributable to the effect of the geographic mix of pre-tax earnings (losses), including greater losses in high-tax jurisdictions. The tax effect of impairments and our share of the net loss of CJES also contributed to the change.

Discontinued operations

Our discontinued operations during 2016 and 2015 consisted of our historical wholly owned oil and gas businesses. Income (loss) from discontinued operations during 2016 was a loss of $18.4 million compared to $42.8 during 2015. Our net loss during 2016 was primarily due to a $15.4 million impairment charge due to the deterioration of economic conditions in the dry gas market in western Canada. Similarly, during 2015 we recognized impairment charges of $51.0 million on our oil and gas properties in western Canada as well as a $3.1 million impairment charge for a note receivable remaining from the sale of one of our former Canada subsidiaries that provided logistics services.

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

Comparison of the years ended December 31, 2015 and 2014

Operating revenues in 2015 totaled $3.9 billion, representing a decrease of $2.9 billion, or 43%, over 2014. The decrease in revenues was due in part to ceasing to consolidate the revenues associated with our Completion & Production Services business as a result of the Merger, which accounted for $1.9 billion, or 64%, of the overall decrease. Also contributing to the decline in revenues was the decrease in activity and reduced dayrates within our U.S. and Canada Drilling operating segments resulting from the overall decline in oil prices throughout 2015. These decreases were partially offset by an increase in revenue in our International drilling operating segment.

Net loss from continuing operations totaled $329.5 million for 2015 ($1.14 per diluted share) compared to a net loss from continuing operations of $669.3 million ($2.28 per diluted share) in 2014. Included in our net loss for 2015 was approximately $369.0 million in impairments and other charges. These charges resulted from the impact of the industry downturn on our business activity and future outlook as the continuation of depressed oil prices led to considerable reductions in capital spending by some of our customers and diminished demand for our drilling services. These charges were primarily comprised of $140.1 million related to tangible assets and equipment and $180.6 million related to an other-than-temporary impairment on our equity method investment in CJES. During 2014, our net loss was primarily driven by approximately $1.03 billion in impairments and other charges. The impairments and retirement provisions stemmed from the sharp decline in crude oil prices during the fourth quarter of 2014 and the resulting impact on our customers’ spending programs and demand for our services. These charges were comprised of approximately $611.6 million in charges related to drilling rigs and rig equipment and $386.5 million in impairments to our goodwill and intangible assets. Additional information relating to impairments and other charges is provided in Note 3—Impairments and Other Charges in Part II, Item 8.—Financial Statements and Supplementary Data.

General and administrative expenses in 2015 totaled $324.3 million, representing a decrease of $175.7 million, or 35% over 2014. Over half of the decrease, approximately $98.5 million, was due to the fact that we ceased consolidating the expenses from our Completion & Production Services business as a result of the Merger. The remainder of the decrease was attributable to a reduction in workforce and general cost-reduction efforts across the remaining operating units and our corporate offices.

Research and engineering expenses in 2015 totaled $41.3 million, representing a decrease of $8.4 million, or 17%, over 2014. The decrease was primarily attributable to a reduction in workforce and general cost-reduction efforts across the various operating units.

Depreciation and amortization expense in 2015 was $970.5 million, representing a decrease of $174.6 million, or 15%, over 2014. The decrease was primarily due to the fact that we ceased consolidating the expenses from our Completion & Production Services business as a result of the Merger, which accounted for $170.7 million, or 98% of the decrease. The remainder of the decrease was due to the impairment and retirement of rigs and rig components during the fourth quarter of 2014, which more than offset the incremental depreciation attributed to newly constructed rigs, rig upgrades and other capital expenditures made during 2014.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Year Ended December 31,		Increase/(Decrease)
	2015	2014	2015 to 2014

U.S.
Operating revenues	$1,256,989	$2,159,968	$(902,979)	(42)%
Adjusted operating income (loss)	$87,051	$370,173	$(283,122)	(76)%
Average rigs working (1)	120.0	212.5	(92.5)	(44)%

Canada
Operating revenues	$137,494	$335,192	$(197,698)	(59)%
Adjusted operating income (loss)	$(7,029)	$52,468	$(59,497)	n/m (2)
Average rigs working (1)	16.7	34.1	(17.4)	(51)%

International
Operating revenues	$1,862,393	$1,624,259	$238,134	15%
Adjusted operating income (loss)	$308,262	$243,975	$64,287	26%
Average rigs working (1)	124.0	127.1	(3.1)	(2)%

Rig Services
Operating revenues	$391,066	$692,908	$(301,842)	(44)%
Adjusted operating income (loss)	$(12,641)	$53,374	$(66,015)	n/m (2)

(1)

Represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 average rigs working. International average rigs working includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates, which totaled 2.5 years in 2014. Beginning May 24, 2015, Nabors Arabia’s operations have been consolidated.

(2)	The number is so large that it is not meaningful.

U.S.

Operating results decreased from 2014 to 2015 primarily due to a decline in drilling activity in the lower 48 states, reflected by a 44% reduction in average rigs working during 2015 compared to the prior period. This decrease was primarily driven by lower oil prices beginning in the fourth quarter of 2014 and diminished demand as customers released rigs and delayed drilling projects in response to the significant drop in oil prices. The decline in revenue in the lower 48 states was partially offset by a decrease in operating and general and administrative costs for this segment due to cost reduction efforts.

Canada

Operating results decreased from 2014 to 2015 primarily due to a decline in drilling rig activity and dayrates. These declines were the direct result of lower industry activity and pricing pressure from customers resulting from the decline in oil and gas prices. The lower activity is evidenced by a 51% reduction in average rigs working during 2015 compared to the prior period. The Canadian dollar weakened in 2015 compared to 2014 by approximately 19% against the U.S. dollar year-over-year. This also negatively impacted margins, as both revenues and expenses are denominated in Canadian dollars.

International

Operating results increased from 2014 to 2015 primarily as a result of an increase in rig count coupled with the incremental revenue associated with our acquisition of the remaining equity interest in Nabors Arabia in the second quarter of 2015. Our International operations also benefitted from the incremental margins associated with deployments of several newly constructed rigs throughout 2014. These increases were partially offset by a decrease in average rigs working in Mexico, Papua New Guinea and Bahrain.

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

Other Financial Information

Earnings (losses) from unconsolidated affiliates

Earnings (losses) from unconsolidated affiliates represents our share of the net income (loss), as adjusted for our basis differences, of our equity method investments, primarily composed of our investment in CJES. We accounted for our interest in CJES on a one-quarter lag. As a result, the year ended December 31, 2015 includes our share of the net income (loss) of CJES from the closing of the Merger until September 30, 2015, resulting in a loss of $81.3 million. The operating losses of CJES for the period noted above are primarily due to reduced activity levels driven by lower customer demand resulting from lower oil prices coupled with further pricing concessions required by the highly competitive environment.

Interest expense

Interest expense for 2015 was $181.9 million, which was relatively flat compared to 2014. Our average outstanding debt balances during 2015 were lower than those in the corresponding 2014 period, primarily due to the repayment of a portion of our outstanding debt using cash consideration received in connection with the Merger. In addition, due to the downturn in the oil and gas markets, we have curtailed spending on major projects, which resulted in a reduction in the amount of capitalized interest recognized during the period.

Other, net

The amount of other, net for 2015 was $39.2 million of income, which was primarily comprised of a net gain of $47.1 million related to the Merger, inclusive of a $102.2 million gross gain offset by transaction costs and post-closing adjustment, and net gains on sales and disposals of assets of approximately $2.3 million. These gains were partially offset by increases to litigation reserves of $8.2 million and foreign currency exchange losses of $0.4 million.

The amount of other, net for 2014 was $31.4 million of expense, which was primarily comprised of transaction costs related to the Merger with CJES, including professional fees and other costs incurred to reorganize the business in contemplation of the Merger, of $22.3 million. Also contributing to the change were increases to litigation reserves of $8.9 million, losses on debt buybacks of $5.6 million and foreign currency exchange losses of $1.0 million. These losses were partially offset by the net gain on sales and disposals of assets of approximately $8.8 million.

Income tax rate

Our worldwide effective tax rate during 2015 was 22.9% compared to (10.4)% during 2014. The change was primarily attributable to the tax effect of the geographic mix of pre-tax earnings (losses), including greater losses in higher-tax jurisdictions. The tax effect of impairments and internal restructuring also contributed to the change.

Discontinued Operations

Our discontinued operations during 2015 and 2014 consisted of our historical wholly owned oil and gas businesses. Income (loss) from discontinued operations during 2015 was a loss of $42.8 million compared to negligible income during 2014. The net loss during 2015 was primarily related to a $51.0 million impairment charge due to the deterioration of economic conditions in the dry gas market in western Canada as well as a $3.1 million impairment charge for a note receivable remaining from the sale of one of our former Canada subsidiaries that provided logistics services.

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

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility, our commercial paper program and cash generated from operations. As of December 31, 2016, we had cash and short-term investments of $295.2 million and working capital of $333.9 million. As of December 31, 2015, we had cash and short-term investments of $274.6 million and working capital of $469.4 million. At December 31, 2016, we had no borrowings outstanding under our $2.25 billion revolving credit facility and commercial paper program.

In December 2016, Nabors Delaware completed an offering of $600 million aggregate principal amount of 5.50% senior unsecured notes due January 15, 2023, which are fully and unconditionally guaranteed by us. The proceeds from this offering were used to prepay the $162.5 million due in 2018 under our unsecured term loan and all amounts then outstanding under our $2.25 billion revolving credit facility and commercial paper program, or $392.1 million. The remaining proceeds were allocated for general corporate purposes, including to repay and repurchase debt.

In January 2017, Nabors Delaware issued $575 million in aggregate principal amount of its 0.75% exchangeable senior unsecured notes due 2024, which are fully and unconditionally guaranteed by Nabors. The exchangeable notes are exchangeable, under certain conditions, at an initial exchange rate of 39.75 common shares of the Company per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $25.16 per common share). Upon any exchange, Nabors Delaware will settle its exchange obligation in cash, common shares of the Company, or a combination of cash and common shares, at our election. In connection with the pricing of the notes, we entered into privately negotiated capped call transactions which are expected to reduce potential dilution to common shares and/or offset potential cash payments required to be made in excess of the principal amount upon any exchange of notes. Such reduction and/or offset is subject to a cap representing a price per share of $31.45, an approximately 75.0% premium over our share price of $17.97 as of the date of the transaction. The net proceeds from the offering of the exchangeable notes were used to prepay the remaining balance of our unsecured term loan originally scheduled to mature in 2020, as well as to pay approximately $40.3 million for the cost of the capped call transactions. Any remaining net proceeds from the offering were allocated for general corporate purposes, including to repurchase or repay other indebtedness.

We had 15 letter-of-credit facilities with various banks as of December 31, 2016. Availability under these facilities as of December 31, 2016 was as follows:

December 31,
2016
(In thousands)
Credit available	$758,906
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	150,424
Remaining availability	$608,482

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

Our gross debt to capital ratio was 0.52:1 as of December 31, 2016 and 0.46:1 as of December 31, 2015, respectively. Our net debt to capital of ratio was 0.50:1 as December 31, 2016 and 0.44:1 as of December 31, 2015. The

gross debt to capital ratio is calculated by dividing (x) total debt by (y) total capital. Total capital is defined as total debt plus shareholders’ equity. Net debt is total debt minus the sum of cash and cash equivalents and short-term investments. Neither the gross debt to capital ratio nor the net debt to capital ratio is a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 3.4:1 as of December 31, 2016 and 6.2:1 as of December 31, 2015. The interest coverage ratio is a trailing 12-month quotient of the sum of (x) operating revenues, direct costs, general administrative expenses and research and engineering expenses divided by (y) interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies. None of the above ratios give effect to the issuance of the exchangeable notes in January 2017 discussed above.

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

Future Cash Requirements

We expect capital expenditures over the next 12 months to be less than $0.6 billion. Purchase commitments outstanding at December 31, 2016 totaled approximately $215.5 million, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned. We believe these programs will result in the enhancement of a significant number of rigs in our existing Lower 48 fleet. When the programs are completed, we expect to have a larger fleet of high-specification land rigs deployed in the Lower 48. We believe the capabilities of these high-specification rigs will meet or exceed requirements from customers.

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

On August 25, 2015, our Board authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400 million of our common shares by various means, including in the open market or in privately negotiated transactions. This authorization does not have an expiration date and does not obligate us to repurchase any of our common shares. Through December 31, 2016, we repurchased 10.9 million of our common shares for an aggregate purchase price of approximately $101.3 million under this program. As of December 31, 2016, the remaining amount authorized under the program that may be used to purchase shares was $298.7 million. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of December 31, 2016, our subsidiaries held 49.7 million of our common shares.

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

The following table summarizes our contractual cash obligations as of December 31, 2016:

	Payments due by Period
	Total	< 1 Year	1-3 Years		3-5 Years		Thereafter
	(In thousands)
Contractual cash obligations:
Long-term debt: (1)
Principal	$3,608,723	$—	$1,132,248	(2)	$1,529,175	(3)	$947,300	(4)
Interest	797,058	192,065	316,219		203,574		85,200
Operating leases (5)	20,833	7,068	5,683		1,695		6,387
Purchase commitments (6)	215,540	213,873	1,667		—		—
Employment contracts (5)	5,729	4,229	1,500		—		—
Transportation and processing contracts (5)(7)	17,230	6,926	10,304		—		—

The table above excludes liabilities for uncertain tax positions totaling $24.8 million as of December 31, 2016 because we are unable to make reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities. Further details on the uncertain tax positions can be found in Note 12—Income Taxes in Part II, Item 8.—Financial Statements and Supplementary Data.

(1)	See Note 11—Debt in Part II, Item 8.—Financial Statements and Supplementary Data

(2)	Represents the aggregate principal amount of Nabors Delaware’s 6.15% senior notes due February 2018 and our 9.25% senior notes due January 2019.

(3)

Represents the aggregate principal amount of Nabors Delaware’s 5.0% senior notes due September 2020, borrowings outstanding under our term loan facility due September 2020 and 4.625% senior notes due September 2021. In January 2017, we issued $575 million in exchangeable notes. The net proceeds from this offering were used to prepay the remaining $162.5 million outstanding under our term loan facility. See Note 23—Subsequent Events in Part II, Item 8.—Financial Statements and Supplementary Data.

(4)	Represents the aggregate principal amount of Nabors Delaware’s 5.50% senior notes due January 2023 and 5.10% senior notes due September 2023.

(5)	See Note 17—Commitments and Contingencies in Part II, Item 8.—Financial Statements and Supplementary Data.

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

During the three months ended December 31, 2016, our Board declared a cash dividend of $0.06 per common share. This quarterly cash dividend was paid on January 4, 2017 to shareholders of record on December 14, 2016. During the year ended December 31, 2016, we paid cash dividends totaling $50.9 million. See Item 5.—Market Price of and Dividends on the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity—Dividends.

During 2016, we entered into an agreement with Saudi Aramco, to form a new joint venture to own, manage and operate onshore drilling rigs in The Kingdom of Saudi Arabia. The joint venture, which will be equally owned by

Saudi Aramco and Nabors, is anticipated to be formed and commence operations in the second half of 2017. The joint venture will leverage our established business in Saudi Arabia to begin operations, with a focus on Saudi Arabia's existing and future onshore oil and gas fields. We will contribute $20 million in cash for formation of the joint venture and upon commencement of commercial operations, five drilling rigs and related assets.  We have also agreed to contribute an additional five drilling rigs and related assets to the joint venture in January 2019. Additionally, the agreement requires us to backstop our share of the joint venture’s obligations to purchase the first 25 drilling rigs in the event that there is insufficient cash in the joint venture or third party financing available. Although, we currently anticipate that the future rig purchase needs will be met by cash flows from the joint venture and/or third party financing, no assurance can be given that the joint venture will not require us to fund our backstop.

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our 2016 and 2015 cash flows below.

Operating Activities.  Net cash provided by operating activities totaled $531.9 million during 2016, compared to $856.6 million during 2015. Operating cash flows are our primary source of capital and liquidity. The decrease in our operating cash flows was largely due to the decrease in net income (loss) as a direct result of continued reductions in the level of drilling activity in the U.S., Canada and International drilling segments. Additionally, changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are significant factors affecting operating cash flows. Changes in working capital items provided $92.1 million in cash flows during 2016 and used $14.6 million in cash flows during 2015.

Investing Activities.  Net cash used for investing activities totaled $382.1 million during 2016 compared to $227.5 million in 2015. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During 2016 and 2015, we used cash for capital expenditures totaling $395.5 million and $867.1 million, respectively.

We received $34.8 million in proceeds from sales of assets and insurance claims during 2016 compared to $68.2 million in 2015. In 2015, we used cash of $57.9 million (net of cash acquired) to purchase our remaining interest in Nabors Arabia. Additionally, we received proceeds related to the Merger of $650.1 million.

Financing Activities.  Net cash used for financing activities totaled $138.2 million during 2016. This was primarily due to the $348.0 million payoff of notes that matured in September 2016 coupled with the $145.6 million pay down of notes that mature in 2018 and beyond. In 2016, we received proceeds of $600.0 million from our 5.50% senior notes which was used to prepay the $162.5 million portion due under our term loan and repay amounts outstanding under our revolving credit facility and commercial paper program. During 2016, the net amounts paid under our revolving credit facility and commercial paper program was $8.0 million. Additionally, we paid cash dividends of $50.9 million.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2017	2018	2019	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$276,412	—	—	—	$276,412

Other Matters

Recent Accounting Pronouncements

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

Depreciation of Property, Plant and Equipment.  The drilling, workover and well-servicing industries are very capital intensive. Property, plant and equipment represented 77% of our total assets as of December 31, 2016, and depreciation and amortization constituted 27% of our total costs and other deductions in 2016.

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

There have been no factors related to the performance of our portfolio of assets, changes in technology or other factors indicating that these estimates do not continue to be appropriate. Accordingly, for the years ended December 31, 2016, 2015 and 2014, no significant changes have been made to the depreciation rates applied to property, plant and equipment, the underlying assumptions related to estimates of depreciation, or the methodology applied. However, certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management’s assumptions regarding our ability to realize the return on our investment in operating assets and therefore affect the useful lives and salvage values of our assets.

Impairment of Long-Lived Assets.  As discussed above, the drilling, workover and well-servicing industry is very capital intensive. We review our assets for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the estimated undiscounted future cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to reduce the carrying amount of the long-lived asset to its estimated fair value. The determination of future cash flows requires the estimation of utilization, dayrates, operating margins, sustaining capital and remaining economic life. Such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry. Significant and unanticipated changes to the assumptions could result in future impairments. As the determination of whether impairment charges should be recorded on our long-lived assets is subject to significant management judgment, and an impairment of these assets could result in a material charge on our consolidated statements of income (loss), management believes that accounting estimates related to impairment of long-lived assets are critical.

Assumptions made in the determination of future cash flows are made with the involvement of management personnel at the operational level where the most specific knowledge of market conditions and other operating factors exists. For 2016, 2015 and 2014, no significant changes have been made to the methodology utilized to determine future cash flows.

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

Audit claims of approximately $130.6 million attributable to income, customs and other business taxes have been assessed against us. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

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

During 2016, 2015 and 2014, no significant changes were made to the methodology used to estimate insurance reserves. For purposes of earnings sensitivity analysis, if the December 31, 2016 reserves were adjusted by 10%, total costs and other deductions would change by $15.7 million, or .49%.

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

At various times, we utilize local currency borrowings (foreign-currency- denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate. A hypothetical 10% increase in the value of all our foreign currencies relative to the U.S. dollar as of December 31, 2016 would result in a $9.1 million increase in the fair value of our net monetary liabilities denominated in currencies other than U.S. dollars.

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

Interest Rate and Marketable and Non-marketable Security Price Risk.  Our financial instruments that are potentially sensitive to changes in interest rates include our floating rate debt instruments (our revolving credit facility and the Nabors Delaware term loan which was repaid in part in December 2016 with the remainder repaid in January 2017), our fixed rate debt securities comprised of our 2.35%, 6.15%, 9.25%, 5.0%, 4.625%, 5.50% and 5.10% senior notes, our investments in debt securities (including corporate and mortgage-CMO debt securities) and our investments in overseas funds that invest primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed and mortgage-backed securities, global structured-asset securitizations, whole-loan mortgages and participations in whole loans and whole-loan mortgages), which are classified as long-term investments.

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

Fair Value of Financial Instruments.  The fair value of our fixed rate long-term debt, revolving credit facility and commercial paper is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	As of December 31,
	2016			2015
	Effective			Effective
	Interest	Carrying	Fair	Interest	Carrying	Fair
	Rate	Value	Value	Rate	Value	Value
	(In thousands, except rates)
2.35% senior notes due September 2016	—%	$—	$—	2.54%	$347,955	$347,708
6.15% senior notes due February 2018	6.40%	827,539	865,300	6.35%	921,162	935,962
9.25% senior notes due January 2019	9.33%	303,489	337,443	9.33%	339,607	342,575
5.00% senior notes due September 2020	5.21%	669,540	689,211	5.24%	683,839	617,409
4.625% senior notes due September 2021	4.75%	694,868	708,765	4.74%	698,628	581,630
5.50% senior notes due January 2023	5.85%	600,000	627,000	—%	—	—
5.10% senior notes due September 2023	5.26%	346,448	348,613	5.24%	349,021	280,907
Term loan facility	1.76%	162,500	162,500	1.39%	325,000	325,000
Revolving credit facility	1.86%	—	—	1.48%	—	—
Commercial paper	1.16%	—	—	0.56%	8,000	8,000
Other	—%	297	297	—%	6,508	6,508
		3,604,681	$3,739,129		3,679,720	$3,445,699
Less: Deferred financing costs		26,049			18,012
		$3,578,632			$3,661,708

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments. Our cash, cash equivalents, short-term and long-term investments and other receivables as of December 31, 2016 and 2015 are included in the table below:

	December 31,
	2016			2015
			Weighted-			Weighted-
			Average			Average
	Fair	Interest	Life	Fair	Interest	Life
	Value	Rates	(Years)	Value	Rates	(Years)
	(In thousands, except rates)
Cash and cash equivalents	$264,093	0.24 - 0.69%	—	$254,530	0.01 - 0.45%	—
Short-term investments:
Available-for-sale equity securities	31,097	—	—	20,044	—	—
Available-for-sale debt securities:
Mortgage-CMO debt securities	12	2.90 - 3.15%	7.3	15	2.28 - 2.62%	6.5
Total available-for-sale securities	31,109			20,059
Total short-term investments	31,109			20,059
Long-term investments	4,023	N/A		2,325	N/A
Total cash, cash equivalents, short-term and long-term investments	$299,225			$276,914

Our investments in debt securities listed in the above table and a portion of our long-term investments are sensitive to changes in interest rates. Additionally, our investment portfolio of debt and equity securities, which are carried at fair value, exposes us to price risk. A hypothetical 10% decrease in the market prices for all securities as of December 31, 2016 would decrease the fair value of our available-for-sale securities by $3.1 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nabors Industries Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity and cash flows  present fairly, in all material respects, the financial position of Nabors Industries Ltd. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 27, 2017

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$264,093	$254,530
Short-term investments	31,109	20,059
Assets held for sale	76,668	75,678
Accounts receivable, net	508,355	784,671
Inventory, net	103,595	153,824
Other current assets	172,019	187,135
Total current assets	1,155,839	1,475,897
Property, plant and equipment, net	6,267,583	7,027,802
Goodwill	166,917	166,659
Investment in unconsolidated affiliates	893	415,177
Other long-term assets	595,783	452,305
Total assets	$8,187,015	$9,537,840
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$297	$6,508
Trade accounts payable	264,578	271,984
Accrued liabilities	543,248	686,613
Income taxes payable	13,811	41,394
Total current liabilities	821,934	1,006,499
Long-term debt	3,578,335	3,655,200
Other long-term liabilities	522,456	552,947
Deferred income taxes	9,495	29,326
Total liabilities	4,932,220	5,243,972
Commitments and contingencies (Note 17)
Equity:
Shareholders’ equity:
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 333,598 and 330,526, respectively	334	331
Capital in excess of par value	2,521,332	2,493,100
Accumulated other comprehensive income (loss)	(12,119)	(47,593)
Retained earnings	2,033,427	3,131,134
Less: treasury shares, at cost, 49,673 and 49,342 common shares, respectively	(1,295,949)	(1,294,262)
Total shareholders’ equity	3,247,025	4,282,710
Noncontrolling interest	7,770	11,158
Total equity	3,254,795	4,293,868
Total liabilities and equity	$8,187,015	$9,537,840

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$2,227,839	$3,864,437	$6,804,197
Earnings (losses) from unconsolidated affiliates	(221,914)	(75,081)	(6,301)
Investment income (loss)	1,183	2,308	11,831
Total revenues and other income	2,007,108	3,791,664	6,809,727

Costs and other deductions:
Direct costs	1,344,298	2,371,436	4,505,064
General and administrative expenses	227,639	324,328	500,036
Research and engineering	33,582	41,253	49,698
Depreciation and amortization	871,631	970,459	1,145,100
Interest expense	185,360	181,928	177,948
Impairments and other charges	505,164	368,967	1,005,110
Other, net	37,509	(39,172)	31,386
Total costs and other deductions	3,205,183	4,219,199	7,414,342
Income (loss) from continuing operations before income taxes	(1,198,075)	(427,535)	(604,615)
Income tax expense (benefit):
Current	14,780	89,865	302,313
Deferred	(201,611)	(187,903)	(239,647)
Total income tax expense (benefit)	(186,831)	(98,038)	62,666
Subsidiary preferred stock dividend	—	—	1,984
Income (loss) from continuing operations, net of tax	(1,011,244)	(329,497)	(669,265)
Income (loss) from discontinued operations, net of tax	(18,363)	(42,797)	21
Net income (loss)	(1,029,607)	(372,294)	(669,244)
Less: Net (income) loss attributable to noncontrolling interest	(135)	(381)	(1,415)
Net income (loss) attributable to Nabors	$(1,029,742)	$(372,675)	$(670,659)

Amounts attributable to Nabors:
Net income (loss) from continuing operations	$(1,011,379)	$(329,878)	$(670,680)
Net income (loss) from discontinued operations	(18,363)	(42,797)	21
Net income (loss) attributable to Nabors	$(1,029,742)	$(372,675)	$(670,659)

Earnings (losses) per share:
Basic from continuing operations	$(3.58)	$(1.14)	$(2.28)
Basic from discontinued operations	(0.06)	(0.15)	—
Total Basic	$(3.64)	$(1.29)	$(2.28)
Diluted from continuing operations	$(3.58)	$(1.14)	$(2.28)
Diluted from discontinued operations	(0.06)	(0.15)	—
Total Diluted	$(3.64)	$(1.29)	$(2.28)
Weighted-average number of common shares outstanding:
Basic	276,475	282,982	290,694
Diluted	276,475	282,982	290,694

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income (loss) attributable to Nabors	$(1,029,742)	$(372,675)	$(670,659)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors
Unrealized gain (loss) on translation adjustment	17,743	(116,239)	(79,059)
Less: reclassification adjustment for realized loss on translation adjustment	—	5,365	—
Translation adjustment attributable to Nabors	17,743	(110,874)	(79,059)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	11,054	(15,310)	(59,932)
Less: reclassification adjustment for (gains) losses included in net income (loss)	3,495	—	2,337
Unrealized gains (losses) on marketable securities	14,549	(15,310)	(57,595)
Pension liability amortization and adjustment	1,061	1,104	(5,050)
Pension buyout	3,059	—	—
Unrealized gains (losses) and amortization on cash flow hedges	613	613	612
Other comprehensive income (loss), before tax	37,025	(124,467)	(141,092)
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,551	648	(2,474)
Other comprehensive income (loss), net of tax	35,474	(125,115)	(138,618)
Comprehensive income (loss) attributable to Nabors	(994,268)	(497,790)	(809,277)
Net income (loss) attributable to noncontrolling interest	135	381	1,415
Translation adjustment attributable to noncontrolling interest	251	(1,461)	(1,017)
Comprehensive income (loss) attributable to noncontrolling interest	386	(1,080)	398
Comprehensive income (loss)	$(993,882)	$(498,870)	$(808,879)

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,029,607)	$(372,294)	$(669,244)
Adjustments to net income (loss):
Depreciation and amortization	874,296	973,318	1,148,309
Deferred income tax expense (benefit)	(206,670)	(203,145)	(240,195)
Impairments and other charges	236,745	129,341	650,199
Deferred financing costs amortization	4,381	5,290	4,231
Discount amortization on long-term debt	2,074	1,969	3,131
Losses (gains) on debt buyback	(6,665)	—	5,576
Losses (gains) on long-lived assets, net	85,064	63,338	353,110
Losses (gains) on investments, net	—	—	(5,580)
Impairments on equity method holdings	216,242	180,591	—
Losses (gains) on merger and acquisitions	—	(49,382)	—
Share-based compensation	32,000	47,313	37,190
Foreign currency transaction losses (gains), net	5,669	9,881	1,021
Pension buyout	3,059	—	—
Equity in losses of unconsolidated affiliates, net of dividends	221,914	84,275	7,102
Other	1,333	627	(762)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	250,400	529,151	(126,883)
Inventory	40,647	23,852	(65,398)
Other current assets	37,904	34,390	118,162
Other long-term assets	98	(27,461)	(30,475)
Trade accounts payable and accrued liabilities	(180,200)	(566,042)	267,907
Income taxes payable	(46,576)	(1,680)	(57,113)
Other long-term liabilities	(10,203)	(6,776)	381,623
Net cash provided by operating activities	531,905	856,556	1,781,911
Cash flows from investing activities:
Purchases of investments	(24)	(9)	(319)
Sales and maturities of investments	739	961	23,992
Proceeds from sale of unconsolidated affiliates	—	—	750
Cash paid for acquisition of businesses, net of cash acquired	(22,278)	(80,187)	(72,534)
Investment in unconsolidated affiliates	—	(445)	(2,365)
Capital expenditures	(395,455)	(867,106)	(1,821,315)
Proceeds from sales of assets and insurance claims	34,831	68,206	156,761
Proceeds from merger transaction	—	650,050	—
Other	64	1,081	(1,879)
Net cash (used for) provided by investing activities	(382,123)	(227,449)	(1,716,909)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	3	645	(6,151)
Proceeds from issuance of long-term debt	600,000	—	—
Debt issuance costs	(11,520)	(1,847)	—
Proceeds from revolving credit facilities	611,500	—	465,000
Reduction in revolving credit facilities	(611,500)	(450,000)	(230,932)
Proceeds from (payments for) issuance of common shares	967	1,296	30,263
Repurchase of common shares	(1,687)	(99,598)	(250,037)
Purchase of preferred stock	—	—	(70,875)
Reduction in long-term debt	(493,612)	(27,478)	—
Dividends to shareholders	(50,924)	(69,363)	(59,145)
Proceeds from (payment for) commercial paper, net	(8,000)	(525,119)	203,275
Proceeds from term loan	—	625,000	—
Payments on term loan	(162,500)	(300,000)	—
Proceeds from (payments for) short-term borrowings	(6,211)	318	—
Cash proceeds from non-controlling interest	—	3,972	—
Other	(4,732)	(7,767)	(11,550)
Net cash (used for) provided by financing activities	(138,216)	(849,941)	69,848
Effect of exchange rate changes on cash and cash equivalents	(2,003)	(25,785)	(23,616)
Net increase (decrease) in cash and cash equivalents	9,563	(246,619)	111,234
Cash and cash equivalents, beginning of period	254,530	501,149	389,915
Cash and cash equivalents, end of period	$264,093	$254,530	$501,149

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Capital	Accumulated
	Common Shares		in Excess	Other			Non-
		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2013	323,711	$324	$2,392,585	$216,140	$4,304,664	$(944,627)	$12,091	$5,981,177
Net income (loss)	—	—	—	—	(670,659)	—	1,415	(669,244)
Dividends to shareholders	—	—	—	—	(59,145)	—	—	(59,145)
Redemption of subsidiary preferred stock	—	—	—	—	(1,688)	—	—	(1,688)
Repurchase of treasury shares	—	—	—	—	—	(250,037)	—	(250,037)
Other comprehensive income (loss), net of tax	—	—	—	(138,618)	—	—	(1,017)	(139,635)
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	3,036	3	30,260	—	—	—	—	30,263
Share-based compensation	—	—	37,157	—	—	—	—	37,157
Other	1,449	1	(7,741)	—	—	—	(2,319)	(10,059)
As of December 31, 2014	328,196	$328	$2,452,261	$77,522	$3,573,172	$(1,194,664)	$10,170	$4,918,789
Net income (loss)	—	—	—	—	(372,675)	—	381	(372,294)
Dividends to shareholders	—	—	—	—	(69,363)	—	—	(69,363)
Redemption of subsidiary preferred stock	—	—	—	—	—	—	—	—
Repurchase of treasury shares	—	—	—	—	—	(99,598)	—	(99,598)
Other comprehensive income (loss), net of tax	—	—	—	(125,115)	—	—	(1,461)	(126,576)
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	141	—	1,296	—	—	—	—	1,296
Share-based compensation	—	—	47,863	—	—	—	—	47,863
Other	2,189	3	(8,320)	—	—	—	2,068	(6,249)
As of December 31, 2015	330,526	$331	$2,493,100	$(47,593)	$3,131,134	$(1,294,262)	$11,158	$4,293,868
Net income (loss)	—	—	—	—	(1,029,742)	—	135	(1,029,607)
Dividends to shareholders	—	—	—	—	(67,965)	—	—	(67,965)
Repurchase of treasury shares	—	—	—	—	—	(1,687)	—	(1,687)
Other comprehensive income (loss), net of tax	—	—	—	35,474	—	—	251	35,725
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	102	—	967	—	—	—	—	967
Share-based compensation	—	—	32,000	—	—	—	—	32,000
Other	2,970	3	(4,735)	—	—	—	(3,774)	(8,506)
As of December 31, 2016	333,598	$334	$2,521,332	$(12,119)	$2,033,427	$(1,295,949)	$7,770	$3,254,795

The accompanying notes are an integral part of these consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Nature of Operations

We own and operate the world’s largest land-based drilling rig fleet and are a leading provider of offshore platform and drilling rigs in the United States and multiple international markets.

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

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of Nabors, as well as all majority owned and non‑majority owned subsidiaries required to be consolidated under GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method. Our share of the net income (loss) of these entities is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss). The investments in these entities are included in investment in unconsolidated affiliates in our consolidated balance sheets. We have historically recorded our share of the net income (loss) of our equity method investment in CJES on a one-quarter lag, as we were not able to obtain the financial information of CJES on a timely basis. During the third quarter of 2016, CJES filed for bankruptcy, at which time we ceased accounting for our investment in CJES as an equity method investment. See Note 9—Investments in Unconsolidated Affiliates.

Change in Presentation

Certain amounts within our consolidated statements of income (loss) have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and various other short‑term investments with original maturities of three months or less.

Investments

Short‑term investments

Short‑term investments consist primarily of equity securities. Securities classified as available‑for‑sale are stated at fair value. Unrealized holding gains and temporary losses for available‑for‑sale securities are excluded from earnings and, until realized, are presented in the statement of comprehensive income (loss). Unrealized holding losses are included in earnings during the period for which the loss is determined to be other‑than‑temporary.

In computing realized gains and losses on the sale of equity securities, the specific‑identification method is used. In accordance with this method, the cost of the equity securities sold is determined using the specific cost of the security when originally purchased.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first‑in, first‑out or weighted‑average costs methods and includes the cost of materials, labor and manufacturing overhead. Inventory, which is net of reserves of $26.5 million, included the following:

	December 31,
	2016	2015
	(In thousands)
Raw materials	$84,431	$105,217
Work-in-progress	1,204	29,710
Finished goods	17,960	18,897
	$103,595	$153,824

Property, Plant and Equipment

Property, plant and equipment, including renewals and betterments, are stated at cost, while maintenance and repairs are expensed currently. Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets. We provide for the depreciation of our drilling and workover rigs using the units‑of‑production method. For each day a rig is operating, we depreciate it over an approximate 4,927‑day period, with the exception of our jackup rigs which are depreciated over an 8,030‑day period, after provision for salvage value. For each day a rig asset is not operating, it is depreciated over an assumed depreciable life of 20 years, with the exception of our jackup rigs, where a 30‑year depreciable life is used, after provision for salvage value.

Depreciation on our buildings, well‑servicing rigs, oilfield hauling and mobile equipment, marine transportation and supply vessels, and other machinery and equipment is computed using the straight‑line method over the estimated useful life of the asset after provision for salvage value (buildings—10 to 30 years; well‑servicing rigs—3 to 15 years; marine transportation and supply vessels—10 to 25 years; oilfield hauling and mobile equipment and other machinery and equipment—3 to 10 years). Amortization of capitalized leases is included in depreciation and amortization expense. Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation are removed from the respective property, plant and equipment accounts and any gains or losses are included in our consolidated statements of income (loss).

We review our assets for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the estimated undiscounted future cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to the extent the carrying amount of the long-lived asset exceeds its estimated fair value. Management considers a number of factors such as estimated future cash flows from the assets, appraisals and current market value analysis in determining fair value. The determination of future cash flows requires the estimation of utilization, dayrates, operating margins, sustaining capital and remaining economic life. Such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry.

For an asset classified as held for sale, we consider the asset impaired when its carrying amount exceeds fair value less its cost to sell. Fair value is determined in the same manner as an impaired long‑lived asset that is held and used.

Significant and unanticipated changes to the assumptions could result in future impairments. A significantly prolonged period of lower oil and natural gas prices could continue to adversely affect the demand for and prices of our services, which could result in future impairment charges. As the determination of whether impairment charges should be recorded on our long‑lived assets is subject to significant management judgment, and an impairment of these assets could result in a material charge on our consolidated statements of income (loss), management believes that accounting estimates related to impairment of long‑lived assets are critical.

Goodwill

We review goodwill for impairment annually during the second quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of such goodwill and intangible assets may exceed their fair value. We initially assess goodwill for impairment based on qualitative factors to determine whether to perform the two‑step annual goodwill impairment test, a Level 3 fair value measurement. After qualitative assessment, step one of the impairment test compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the fair value, a second step is required to measure the goodwill impairment loss. The second step compares the implied fair value of the reporting unit’s goodwill to its carrying amount. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to the excess.

Our estimated fair values of our reporting units incorporate judgment and the use of estimates by management. The fair values calculated in these impairment tests were determined using discounted cash flow models involving assumptions based on our utilization of rigs or other oil and gas service equipment, revenues and earnings from affiliates, as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. Our discounted cash flow projections for each reporting unit were based on financial forecasts. The future cash flows were discounted to present value using discount rates determined to be appropriate for each reporting unit. Terminal values for each reporting unit were calculated using a Gordon Growth methodology with a long‑term growth rate of 3%.

Another factor in determining whether impairment has occurred is the relationship between our market capitalization and our book value. As part of our annual review, we compared the sum of our reporting units’ estimated fair value, which included the estimated fair value of non‑operating assets and liabilities, less debt, to our market capitalization and assessed the reasonableness of our estimated fair value. Any of the above‑mentioned factors may cause us to re‑evaluate goodwill during any quarter throughout the year. During the fourth quarter of 2016, we performed an updated analysis due to market conditions. We concluded that the fair values of our reporting units exceeded their carrying value, thus no impairment was recorded during 2016. Although we determined that there was no goodwill impairment, should current market conditions worsen or persist for an extended period of time, the timeline estimated to manufacture products and/or the viability of the products to come to market in the future could result in future impairment charges in our Rig Services segment related to 2TD.

The change in the carrying amount of goodwill for our business lines for the years ended December 31, 2016 and 2015 was as follows:

		Acquisitions
		and
	Balance at	Purchase		Disposals		Cumulative	Balance at
	December 31,	Price		and		Translation	December 31,
	2014	Adjustments		Impairments		Adjustment	2015
	(In thousands)
Drilling & Rig Services:
U.S.	$50,149	$—		$—		$—	$50,149
International	—	75,634	(1)	—		—	75,634
Rig Services	31,667	10,868	(2)	—		(1,659)	40,876
Subtotal Drilling & Rig Services	81,816	86,502		—		(1,659)	166,659
Completion & Production Services
Completion	—	—		—		—	—
Production	92,112	—		(92,112)	(3)	—	—
Subtotal Completion & Production Services	92,112	—		(92,112)		—	—

Total	$173,928	$86,502		$(92,112)		$(1,659)	$166,659

		Acquisitions
		and
	Balance at	Purchase	Disposals	Cumulative	Balance at
	December 31,	Price	and	Translation	December 31,
	2015	Adjustments	Impairments	Adjustment	2016
	(In thousands)
Drilling & Rig Services:
U.S.	$50,149	$—	$—	$—	$50,149
International	75,634	—	—	—	75,634
Rig Services	40,876	—	—	258	41,134
Total	$166,659	$—	$—	$258	$166,917

(1)	Represents the goodwill recorded in connection with our acquisition of Nabors Arabia. See Note 5—Acquisitions for additional discussion.

(2)	Represents the goodwill recorded in connection with our acquisition of 2TD. See Note 5—Acquisitions for additional discussion.

(3)	Represents the goodwill associated with the Completion & Production Services business that was merged with CJES. See Note 9—Investments in unconsolidated affiliates for additional discussion.

Goodwill for the consolidated company, totaling approximately $11.2 million, is expected to be deductible for tax purposes.

Litigation and Insurance Reserves

We estimate our reserves related to litigation and insurance based on the facts and circumstances specific to the litigation and insurance claims and our past experience with similar claims. We maintain actuarially determined accruals in our consolidated balance sheets to cover self‑insurance retentions. See Note 17—Commitments and Contingencies regarding self‑insurance accruals. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can reasonably be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. For matters where an unfavorable outcome is reasonably possible and significant, we disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at the time of disclosure.

Revenue Recognition

We recognize revenues and costs on daywork contracts daily as the work progresses. For certain contracts, we receive lump‑sum payments for the mobilization of rigs and other drilling equipment. We defer revenue related to mobilization periods and recognize the revenue over the term of the related drilling contract. At December 31, 2016 and 2015, our deferred revenues classified as other long-term liabilities were $321.0 million and $324.3 million, respectively. At December 31, 2016 and 2015, our deferred revenues classified as accrued liabilities were $255.6 million and $340.5 million, respectively.

Costs incurred related to a mobilization period for which a contract is secured are deferred and recognized over the term of the related drilling contract. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. We defer recognition of revenue on amounts received from customers for prepayment of services until those services are provided. At December 31, 2016 and 2015, our deferred expenses classified as other current assets were $63.4 million and $79.6 million, respectively. At December 31, 2016 and 2015, our deferred expenses classified as other long-term assets were $69.5 million and $68.9 million, respectively.

We recognize revenue for top drives and other capital equipment we manufacture when the earnings process is complete. This generally occurs when products have been shipped, title and risk of loss have been transferred, collectability is probable, and pricing is fixed or determinable.

We recognize, as operating revenue, proceeds from business interruption insurance claims in the period that the applicable proof of loss documentation is received. Proceeds from casualty insurance settlements in excess of the carrying value of damaged assets are recognized in other, net in the period that the applicable proof of loss documentation is received. Proceeds from casualty insurance settlements that are expected to be less than the carrying value of damaged assets are recognized at the time the loss is incurred and recorded in other, net.

We recognize reimbursements received for out‑of‑pocket expenses incurred as revenues and account for out‑of‑pocket expenses as direct costs.

Research and Engineering

Research and engineering expenses are expensed as incurred and include costs associated with the research and development of new products and services and costs associated with sustaining engineering of existing products and services. As a result of our acquisition of 2TD during 2014, we recorded intangible assets related to in process research and development of $47.7 million. As these products are developed, we will transfer the balances to completed technology and begin amortizing the intangible assets over the estimated useful life. No transfers occurred during the years ended December 31, 2016, 2015 or 2014. We have made progress in the development of our rotary steerable drilling technology tools, including successful tests in 2015 and most recently in October of 2016. The tools are currently being modified to another phase of verification testing before shipping the tools to the U.S. for further field tests.

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

We recognize increases to our tax reserves for uncertain tax positions along with interest and penalties as an increase to other long‑term liabilities.

For U.S. and other jurisdictional income tax purposes, we have net operating loss carryforwards that we are required to assess quarterly for potential valuation allowances. We consider the sufficiency of existing temporary differences and expected future earnings levels in determining the amount, if any, of valuation allowance required against such carryforwards and against deferred tax assets.

Foreign Currency Translation

For certain of our foreign subsidiaries, such as those in Canada, the local currency is the functional currency, and therefore translation gains or losses associated with foreign‑denominated monetary accounts are accumulated in a separate section of the consolidated statements of changes in equity. For our other international subsidiaries, the U.S. dollar is the functional currency, and therefore local currency transaction gains and losses, arising from remeasurement of payables and receivables denominated in local currency, are included in our consolidated statements of income (loss).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from such estimates. Areas where critical accounting estimates are made by management include:

•	depreciation of property, plant and equipment;

•	impairment of long‑lived assets;

•	impairment of goodwill and intangible assets;

•	impairment of short-term and equity method investments;

•	income taxes;

•	litigation and self‑insurance reserves; and

•	fair value of assets acquired and liabilities assumed.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, relating to the revenue recognition from contracts with customers that creates a common revenue standard for GAAP and IFRS. The core principle will require recognition of revenue to represent the transfer of promised goods or services to customers in an amount that reflects the consideration, including costs incurred, to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. During 2016, we established an implementation team and began a detailed analysis of our contracts in place during the retrospective period. We plan to have all revenue streams assessed and the impact of the new standard on the prior period quantified during 2017. As we are still evaluating certain aspects of our contract drilling revenues, we are unable to quantify the impact that the new revenue standard will have on our consolidated financial statements at this time.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, relating to leases to increase transparency and comparability among companies. This standard requires all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. Additionally, this standard will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for public companies for fiscal years beginning after December 15, 2018. Early application is permitted. This standard requires an entity to separate lease components from nonlease components within a contract. While the lease components would be accounted for under ASU No. 2016-02, nonlease components would be accounted for under ASU No. 2014-09. Therefore, we are evaluating ASU No. 2016-02 concurrently with the provisions of ASU No. 2014-09 and the impact this will have on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation, to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for public companies for fiscal years beginning after December 15, 2016. Early application is permitted. We will adopt this standard effective January 1, 2017 and the adoption will not have a material impact on our consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes, which improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This guidance is effective for public companies for fiscal years beginning after December 15, 2017. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash to provide guidance on the classification of restricted cash in the statement of cash flows. This guidance is effective for public companies for fiscal years beginning after beginning after December 15, 2017. Early application is permitted. The amendments in the ASU should be adopted on a retrospective basis. We are currently evaluating the impact this will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other, which simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under this new standard, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognize an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for fiscal years beginning after December 15, 2019. Early application is permitted. We do not believe the adoption of this new guidance will have a material impact on our consolidated financial statements.

Note 3 Impairments and Other Charges

The components of impairments and other charges are provided below:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Tangible Assets & Equipment:
Provision for retirement of assets	$69,072	$65,633	$393,962
Impairment of long-lived assets	216,355	74,464	217,627
Subtotal	285,427	140,097	611,589

Goodwill & Intangible Assets:
Goodwill impairments	—	—	356,605
Intangible asset impairment	—	—	29,942
Subtotal	—	—	386,547

Other Charges:
Other-than-temporary impairment	219,737	180,591	6,974
Provision for International operations	—	48,279	—
Total	$505,164	$368,967	$1,005,110

For the year ended December 31, 2016

Throughout the first half of 2016, we continued to experience decreased demand for our services as well as increased pricing pressure.  Although there was a slight uptick in activity over the latter half of 2016, management evaluated our existing rig fleet and identified asset classes that may not fully participate in the next drilling cycle given the current requirements of many drilling programs and other factors. This resulted in both the provision for retirement of assets and tangible asset impairments. The majority of the remaining charges are attributable to our previous investment in CJES, which experienced severe financial and operational difficulties in their business, and ultimately commenced voluntarily cases under chapter 11 of the U.S. Bankruptcy code in July 2016. These charges are outlined below.

Tangible Assets and Equipment

The following table summarizes the 2016 retirement and impairment charges for tangible assets and equipment by reportable operating segment:

	Provision for	Tangible Asset
	Retirements	Impairments	Total
Drilling & Rig Services:
U.S.	$25,365	$163,182	$188,547
Canada	19,573	1,125	20,698
International	23,275	12,721	35,996
Rig Services	859	15,343	16,202
Other	—	23,984	23,984
Total	$69,072	$216,355	$285,427

During 2016, we retired certain classes of rigs and rig components in our U.S., Canada and International drilling operating segments and reduced their carrying value to their estimated salvage value. As a result of the sustained decline in oil and gas prices and the extended period of reduced demand for some of our legacy asset classes, we retired 24 of our remaining SCR rigs within the U.S. drilling operating segment. We utilized some of the parts on these retired rigs to enhance and upgrade other existing rigs in our fleet. Additionally, we retired 7 older rigs in our Canada Drilling operating segment. Within our International drilling operating segment, we also retired various older, smaller and in some cases functionally obsolete rigs and yard assets.

In 2016, we also recorded impairments totaling $216.4 million primarily comprised of $163.2 million for underutilized rigs in our U.S. Drilling operating segment as well as $12.7 million in our International drilling operating segment. These impairments were deemed necessary due to the lack of future contractual opportunities because of the nature of the rigs being lower horsepower and size than our newer rigs, which limits the rigs functional capabilities of drilling many of the more complex wells in the current environment. Included in the other amount was an impairment of $22.4 million that we recognized related to our retained interest in the oil and gas properties located on the North Slope of Alaska to reduce the carrying value to fair value, as a result of the sustained decline in oil prices. The balance of the impairment charge primarily relates to obsolete inventory and various rig-related equipment within our Rig Services operating segment.

Other-than-temporary impairment

During 2016, we recognized impairment charges associated with our CJES holdings in the amount of $216.2 million resulting from declines in the fair value of our investment including other than temporary impairment charges of $192.4 million. Additionally, we recorded a charge related to a reserve of certain other amounts associated with our CJES holdings, including affiliate receivables of $23.8 million.

The balance of the charge was related to an impairment of an equity security during the third quarter of 2016. As the trading price of the security remained below our cost basis for an extended period, we determined the investment was other than temporarily impaired and it was appropriate to write down the investment’s carrying value to its current estimated fair value. See Note 9—Investments in Unconsolidated Affiliates.

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

During 2015, we retired some rigs and rig components in our U.S., Canada and International drilling operating segments and reduced their carrying value to their estimated salvage value. Due to market conditions and resulting competitive drilling market, we experienced a decline in utilization of our remaining legacy rigs. Accordingly, we retired roughly half of our fleet of SCR rigs within the U.S. Drilling operating segment, continuing to market the remaining 47 of our most competitive assets within this group. Additionally, we retired various yard assets within our International operating segment as well as rig-related equipment in our Canada operating segment.

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

Other-than-temporary impairment

During the third quarter of 2015, we determined the carrying value of our investment in CJES was other than temporarily impaired which resulted in an impairment charge of $180.6 million. The charge directly resulted from reduced activity levels driven by lower customer demand stemming from lower oil prices coupled with the further pricing concessions required by the highly competitive environment. See Note 9—Investments in Unconsolidated Affiliates.

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

For the year ended December 31, 2014

During the latter part of 2014, oil prices fell sharply and remained depressed into 2015. As a result of the reduced price of oil, we experienced a decline in the demand for drilling and completion services as customers reduced or curtailed their capital spending and drilling activities. The reduction in demand for drilling services, coupled with the increased supply of newly built high specification rigs in the drilling market, has led to a highly competitive market for all rigs, including high specification rigs. This has accelerated the under-utilization of our legacy rig fleet (non AC rigs). We have also experienced downward pricing pressure for our services.

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

Goodwill and Intangible Assets

During 2014, we recognized an impairment of goodwill totaling $356.6 million, the majority of which was for the remaining goodwill balance of $335.0 million in our Completion Services operating segment related to the acquisition of Superior Well Services, Inc. in 2010. The value attributable to the Merger with CJES declined sharply beginning in the fourth quarter of 2014, with a drop in the market price of CJES's stock and the agreed upon reduction to the amount of cash we expect to receive from this transaction. The combination of these events and a sharp decline in the market price of our stock, led us to believe that a triggering event had occurred in the fourth quarter of 2014, and we performed an impairment test on our remaining goodwill balances. We determined that our Completion Services goodwill balances should be fully impaired. The balance of the impairment relates to $21.6 million in goodwill related to Ryan Directional Services, Inc., our directional drilling operations included in our Rig Services operating segment. The decline in oil prices and the impact it has had on our businesses, along with the lack of certainty surrounding an eventual recovery, led us to impair these goodwill balances.

Additionally, during 2014, we recognized an impairment of $29.9 million primarily related to various customer relationships within our Completion & Production Services and Rig Services operating segments.

Other‑than‑temporary impairment

During 2014, we recorded an other‑than‑temporary impairment of $7.0 million related to an equity security. Because the trading price of this security remained below our cost basis for an extended period, we determined the investment was other than temporarily impaired and it was appropriate to write down the investment’s carrying value to its current estimated fair value.

Note 4 Assets Held for Sale and Discontinued Operations

Assets Held for Sale

Assets held for sale as of December 31, 2016 and 2015 was $76.7 million and $75.7 million, respectively. These assets consisted primarily of our oil and gas holdings which are mainly in the Horn River basin in western Canada of $65.0 million and $73.6 million, respectively, as of the periods noted above and the operating results have been reflected in discontinued operations. The remainder represents assets that meet the criteria to be classified as assets held for sale, but do not represent a disposal of a component of an entity or a group of components of an entity representing a strategic shift that has or will have a major effect on the entity's operations and financial results.

The carrying value of our assets held for sale represents the lower of carrying value or fair value less costs to sell. We continue to market these properties at prices that are reasonable compared to current fair value.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing associated with these properties held for sale. At December 31, 2016, our undiscounted contractual commitments for these contracts approximated $17.2 million, and we had total liabilities of $12.5 million, $5.5 million of which were classified as current and are included in accrued liabilities. At December 31, 2015, our undiscounted contractual commitments for these contracts approximated $23.3 million, and we had total liabilities of $16.1 million, $5.2 million of which were classified as current and are included in accrued liabilities.

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

	Year Ended December 31,
	2016	2015		2014
	(In thousands, except percentages)

Operating revenues (1)	$2,859	$3,212		$13,143
Income (loss) from Oil & Gas discontinued operations:
Income (loss) from discontinued operations	$(3,978)	$(5,003)		$(1,840)
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets (2)	$19,445	$49,890		$(1,313)
Less: Income tax expense (benefit)	$(5,060)	$(14,455)		$(548)
Income (loss) from Oil and Gas discontinued operations, net of tax	$(18,363)	$(40,438)		$21
Income (loss) from Rig Services discontinued operations:
Income (loss) from discontinued operations	$—	$—		$—
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets	$—	$3,146	(3)	$—
Less: Income tax expense (benefit)	$—	$(787)		$—
Income (loss) from Rig Services discontinued operations, net of tax	$—	$(2,359)		$—
Income (loss) from discontinued operations, net of tax	$(18,363)	$(42,797)		$21

Oil and Gas

(1)	Reflects operating revenues of our historical oil and gas operating segment.

(2)

Includes impairment charges of $15.4 million and $51.0 million in 2016 and 2015, respectively, due to the deterioration of economic conditions in the natural gas market in western Canada, partially offset by a gain related to our restructure of our future pipeline obligations.

Rig Services

(3)	Reflects an impairment charge for a note receivable of $3.1 million remaining from the sale of one of our former Canada subsidiaries that provided logistics services.

During 2014, we sold a large portion of our interest in proved oil and gas properties located on the North Slope of Alaska, which was previously classified as discontinued operations. Under the terms of the agreement, we received $35.1 million at closing and expected to receive additional payments of $27.0 million upon certain future dates or the properties achieving certain production targets. In the event these production targets are not met and payments are not received, our recourse would be to reclaim the properties. During 2016, we recognized charges of $22.4 million to reserve for amounts associated with our retained interest in these properties. We retained both a working interest and an overriding royalty interest in the properties. The working interest is fully carried up to $600 million of total project costs. The $22.2 million gain from the transaction is included in other, net in our consolidated statement of income (loss) for the year ended December 31, 2014. The retained interest is no longer classified as assets-held-for-sale and is included in other long-term assets. We have not recast prior period results as the balances are not material to our consolidated statements of income (loss) for any period.

Additional discussion of our policy pertaining to the calculations of our annual impairment tests, including any impairment to goodwill, is set forth in Note 2—Summary of Significant Accounting Policies. A further protraction of lower commodity prices or an inability to sell these assets in a timely manner could result in recognition of future impairment charges.

Note 5 Acquisitions

2015 Acquisitions

On May 24, 2015, we paid $106.0 million in cash to acquire the remaining 49% equity interest in Nabors Arabia, our joint venture in Saudi Arabia, making it a wholly owned subsidiary. Previously, we held a 51% equity interest with a carrying value of $44.7 million and we had accounted for the joint venture as an equity method investment. The acquisition of the remaining interest allows us to strategically align our future growth in this market by providing additional flexibility to invest capital and pursue future investment opportunities. As a result, we consolidated the assets and liabilities of Nabors Arabia on May 24, 2015 based on their respective fair values. We have also consolidated the operating results of Nabors Arabia since the acquisition date and reported those results in our International drilling segment. The excess of the estimated fair value of the assets and liabilities over the net carrying value of our previously held equity interest resulted in a gain of $2.3 million and was reflected in other, net in the consolidated statement of income (loss) for the year ended December 31, 2015.

The following table provides the allocation of the purchase price as of the acquisition date. The purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed based on fair value. The excess of the purchase price over such fair values was recorded as goodwill.

Fair Value
(In thousands)	at Acquisition
Assets:
Cash	$48,058
Accounts receivable	153,819
Other current assets	58,021
Property, plant and equipment, net	89,643
Intangible assets	28,784
Goodwill	75,634
Other long-term assets	7,709
Total assets	461,668
Liabilities:
Accounts payable	$206,599
Accrued liabilities	74,393
Intangible liability	13,472
Deferred tax liability	4,823
Other long-term liabilities	9,400
Total liabilities	308,687
Net assets acquired	$152,981

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

We included an additional $248.9 million in operating revenues and $6.0 million in earnings from the acquisition date through December 31, 2015 in our consolidated statements of income (loss) as a result of this acquisition.

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

2014 Acquisitions

In October 2014, we purchased the outstanding shares of 2TD, a drilling technology company based out of Norway. 2TD is in the process of developing a rotary steerable system for directional drilling which, once developed will be included in our Rig Services segment. Under the terms of the transaction, we paid an initial amount of $40.3 million for the purchase of the shares. We may also be required to make future payments contingent on the achievement of various milestone objectives. As of December 31, 2016, these future payments are estimated to be $13.9 million. As part of our purchase price allocation, we recorded intangible assets of $47.7 million (in process research and development), goodwill of $28.1 million and contingent consideration of $24.7 million. The proforma effect on revenue and net income have been determined to be immaterial to our financial statements.

Note 6 Fair Value Measurements

Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market‑corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we employ valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations where there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances utilizing a fair value hierarchy based on the observability of those inputs. Under the fair value hierarchy:

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

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2016 consist primarily of available-for-sale equity securities. During 2016, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The majority of our short-term investments are categorized as Level 1 and had a fair value of $31.1 million as of December 31, 2016.

Nonrecurring Fair Value Measurements

We applied fair value measurements to our nonfinancial assets and liabilities measured on a nonrecurring basis, which consist of measurements primarily to assets held-for-sale, goodwill, intangible assets and other long‑lived assets, assets acquired and liabilities assumed in a business combination and our pipeline contractual commitment.

Fair Value of Financial Instruments

We estimate the fair value of our financial instruments in accordance with GAAP. The fair value of our long‑term debt, revolving credit facility and commercial paper is estimated based on quoted market prices or prices quoted from third‑party financial institutions. The carrying and fair values of these liabilities were as follows:

	As of December 31,
	2016			2015
	Effective			Effective
	Interest	Carrying	Fair	Interest	Carrying	Fair
	Rate	Value	Value	Rate	Value	Value
	(In thousands, except rates)
2.35% senior notes due September 2016	—%	$—	$—	2.54%	$347,955	$347,708
6.15% senior notes due February 2018	6.40%	827,539	865,300	6.35%	921,162	935,962
9.25% senior notes due January 2019	9.33%	303,489	337,443	9.33%	339,607	342,575
5.00% senior notes due September 2020	5.21%	669,540	689,211	5.24%	683,839	617,409
4.625% senior notes due September 2021	4.75%	694,868	708,765	4.74%	698,628	581,630
5.50% senior notes due January 2023	5.85%	600,000	627,000	—%	—	—
5.10% senior notes due September 2023	5.26%	346,448	348,613	5.24%	349,021	280,907
Term loan facility	1.76%	162,500	162,500	1.39%	325,000	325,000
Revolving credit facility	1.86%	—	—	1.48%	—	—
Commercial paper	1.16%	—	—	0.56%	8,000	8,000
Other	—%	297	297	—%	6,508	6,508
		3,604,681	$3,739,129		3,679,720	$3,445,699
Less: Deferred financing costs		26,049			18,012
		$3,578,632			$3,661,708

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short‑term nature of these instruments.

As of December 31, 2016, our short-term investments were carried at fair market value and included $31.1 million in securities classified as available-for-sale. As of December 31, 2015, our short-term investments were carried at fair market value and included $20.1 million in securities classified as available-for-sale.

Note 7 Share‑Based Compensation

Total share‑based compensation expense, which includes stock options and restricted shares, totaled $32.0 million, $47.3 million and $37.2 million for 2016, 2015 and 2014, respectively. Compensation expense related to awards of restricted shares totaled $31.3 million, $37.0 million and $35.0 million for 2016, 2015 and 2014, respectively, which is included in direct costs and general and administrative expenses in our consolidated statements of income (loss). Additionally, we recognized $8.7 million of expense related to awards of restricted shares granted in connection with the closing of the Merger during 2015 which is included in other, net in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various operating segments. See Note 21—Segment Information.

In addition to the time-based restricted stock share-based awards, we provide two types of performance share awards: the first, based on our performance measured against pre-determined performance metrics and the second, based on market conditions measured against a predetermined peer group. The performance period for the awards granted in 2016 commenced on January 1, 2015 and ended December 31, 2015.

Stock Option Plans

As of December 31, 2016, we had several stock plans under which options to purchase our common shares could be granted to key officers, directors and managerial employees of Nabors and its subsidiaries. Options granted under the plans generally are at prices equal to the fair market value of the shares on the date of the grant. Options granted under the plans generally are exercisable in varying cumulative periodic installments after one year. In the case of certain key executives and directors, options granted may vest immediately on the grant date. Options granted under the plans cannot be exercised more than ten years from the date of grant. Options to purchase 8.0 million and 3.3 million Nabors common shares remained available for grant as of December 31, 2016 and 2015, respectively. Of the common shares available for grant as of December 31, 2016, approximately 6.8 million of these shares are also available for issuance in the form of restricted shares.

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

We also consider an estimated forfeiture rate for these option awards, and we recognize compensation cost only for those shares that are expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of three to five years. The forfeiture rate is based on historical experience. Estimated forfeitures have been adjusted to reflect actual forfeitures during 2016.

Stock option transactions under our various stock-based employee compensation plans are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
Options	Shares	Price	Term		Value
	(In thousands, except exercise price)
Options outstanding as of December 31, 2015	5,298	$12.48
Granted	100	11.28
Exercised	(102)	9.53
Forfeited	(79)	9.38
Options outstanding as of December 31, 2016	5,217	$12.56	3.35	years	$23,996
Options exercisable as of December 31, 2016	5,161	$12.54	3.30	years	$23,896

During 2016, 2015 and 2014, respectively, we awarded options vesting over periods up to four years to purchase 99,711, 158,219 and 60,662 of our common shares to our employees, executive officers and directors.

The fair value of stock options granted during 2016, 2015 and 2014 was calculated using the Black‑Scholes option pricing model and the following weighted‑average assumptions:

	Year Ended December 31,
	2016	2015	2014
Weighted average fair value of options granted	$3.52	$4.40	$6.76
Weighted average risk free interest rate	1.09%	1.29%	1.37%
Dividend yield	2.21%	2.05%	1.21%
Volatility (1)	45.69%	50.01%	51.01%
Expected life (in years)	4.0	4.0	4.0

(1)	Expected volatilities are based on implied volatilities from publicly traded options to purchase Nabors' common shares, historical volatility of Nabors' common shares and other factors.

A summary of our unvested stock options as of December 31, 2016, and the changes during the year then ended is presented below:

		Weighted-Average
		Grant-Date Fair
Unvested Stock Options	Outstanding	Value
	(In thousands, except fair value)
Unvested as of December 31, 2015	229	$8.16
Granted	100	3.52
Vested	(272)	7.06
Forfeited	—	—
Unvested as of December 31, 2016	57	$5.34

The total intrinsic value of options exercised during 2016, 2015 and 2014 was $0.3 million, $0.8 million and $49.1 million, respectively. The total fair value of options that vested during the years ended December 31, 2016, 2015 and 2014 was $1.9 million, $1.9 million and $2.0 million, respectively.

As of December 31, 2016, there was $0.2 million of total future compensation cost related to unvested options that are expected to vest. That cost is expected to be recognized over a weighted‑average period of approximately two years.

Restricted Stock

Our stock plans allow grants of restricted shares. Restricted shares are issued on the grant date, but cannot be sold or transferred. Restricted shares vest in varying periodic installments ranging up to five years.

A summary of our restricted shares as of December 31, 2016, and the changes during the year then ended, is presented below:

		Weighted-Average
		Grant-Date Fair
Restricted shares	Outstanding	Value
	(In thousands, except fair value)
Unvested as of December 31, 2015	3,802	$15.96
Granted	1,885	10.86
Vested	(1,525)	16.63
Forfeited	(277)	13.33
Unvested as of December 31, 2016	3,885	$13.41

During 2016, 2015 and 2014, we awarded 1,885,440, 2,546,801 and 1,169,000 restricted shares, respectively, to our employees and directors. These awards had an aggregate value at their date of grant of $20.5 million, $34.8 million and $26.7 million, respectively, and were scheduled to vest over a period of up to four years. The fair value of restricted shares that vested during 2016, 2015 and 2014 was $13.5 million, $18.3 million and $28.0 million, respectively.

As of December 31, 2016, there was $30.9 million of total future compensation cost related to unvested restricted share awards that are expected to vest. That cost is expected to be recognized over a weighted‑average period of approximately two years.

Restricted Shares Based on Performance Conditions

During the years ended December 31, 2016, 2015 and 2014, we awarded 1,284,829, 438,307 and 362,311 restricted shares, respectively, vesting over a period of three years to some of our executives. The performance awards granted were based upon achievement of specific financial or operational objectives. The number of shares granted was determined by the number of performance goals achieved during fiscal years 2015, 2014 and 2013, respectively. These awards had an aggregate fair value at their date of grant of $13.9 million, $5.9 million and $8.0 million, respectively.

The following table sets forth information regarding outstanding restricted shares based on performance conditions as of December 31, 2016:

		Weighted-Average
		Grant-Date Fair
Performance based restricted shares	Outstanding	Value
	(In thousands, except fair value)
Outstanding as of December 31, 2015	526	$17.41
Granted	1,285	10.85
Vested	(216)	18.27
Outstanding as of December 31, 2016	1,595	$12.01

Until shares are granted, our awards that are earned based on performance conditions are liability-classified awards. Our accrued liabilities included $2.5 million for such awards at December 31, 2016 for the performance period beginning January 1, 2016 through December 31, 2016 and $2.2 million for such awards at December 31, 2015 for the performance period beginning January 1, 2015 through December 31, 2015. The fair value of these awards that vested during the years ended December 31, 2016, 2015 and 2014 was $1.5 million, $6.8 million and $5.9 million, respectively. The fair value of these liability-classified awards are estimated at each reporting period, based on internal metrics and marked to market.

Restricted Shares Based on Market Conditions

During 2016, 2015 and 2014, we granted 749,427, 544,925 and 395,550 restricted shares, respectively, which are equity classified awards and will vest on our performance compared to our peer group over a three-year period. These awards had an aggregate fair value at their date of grant of $4.2 million, $4.7 million and $4.5 million, respectively, after consideration of all assumptions.

The grant date fair value of these awards was based on a Monte Carlo model, using the following assumptions:

	Year Ended December 31,
	2016	2015	2014

Risk free interest rate	1.41%	1.18%	0.80%
Expected volatility	52.00%	50.00%	40.00%
Closing stock price at grant date	$8.64	$12.98	$18.19
Expected term (in years)	3.0	3.0	2.97

The following table sets forth information regarding outstanding restricted shares based on market conditions as of December 31, 2016:

		Weighted-Average
		Grant-Date Fair
Market based restricted shares	Outstanding	Value
	(In thousands, except fair value)
Outstanding as of December 31, 2015	1,294	$9.77
Granted	749	5.58
Vested	(177)	10.42
Forfeited	(176)	10.42
Outstanding as of December 31, 2016	1,690	$7.94

As of December 31, 2016, there was $4.6 million of total future compensation cost related to unvested performance share awards that are expected to vest.

Note 8 Property, Plant and Equipment

The major components of our property, plant and equipment are as follows:

	December 31,
	2016	2015
	(In thousands)
Land	$46,319	$19,757
Buildings	115,502	126,285
Drilling, workover and well-servicing rigs, and related equipment	12,638,749	12,243,811
Marine transportation and supply vessels	—	10,271
Oilfield hauling and mobile equipment	274,137	286,838
Other machinery and equipment	181,069	175,687
Oil and gas properties	12,286	16,386
Construction-in-process (1)	288,673	457,422
	$13,556,735	$13,336,457
Less: accumulated depreciation and amortization	(7,289,152)	(6,308,655)
	$6,267,583	$7,027,802

(1)

Relates primarily to amounts capitalized for new or substantially new drilling rigs and related equipment that were under construction and had not yet been placed in service as of December 31, 2016 or 2015.

Depreciation expense included in depreciation and amortization expense in our consolidated statements of income (loss) totaled $855.4 million, $951.4 million and $1.1 billion during 2016, 2015 and 2014, respectively.

Repair and maintenance expense included in direct costs in our consolidated statements of income (loss) totaled $151.4 million, $304.7 million and $603.4 million during 2016, 2015 and 2014, respectively.

Interest costs of $6.7 million, $20.4 million and $24.4 million were capitalized during 2016, 2015 and 2014, respectively.

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

On July 20, 2016, CJES and certain of its subsidiaries commenced voluntarily cases under chapter 11 of the U.S. Bankruptcy code. Prior to the bankruptcy reorganization, we had significant influence over CJES, but not a controlling financial interest, and accounted for our investment in CJES under the equity method of accounting. As a result of the chapter 11 filing, beginning in the third quarter of 2016, we ceased accounting for our investment in CJES as an equity method investment and began to report this investment at our estimated fair value as we did not expect to have a meaningful continuing interest in CJES. We wrote off the remaining carrying value of our investment in CJES during the second quarter of 2016, and as such, there was no impact to our consolidated financial statements as a result of the change in accounting.

Historical Treatment of the Completion & Production Services business and our investment in CJES

Prior to the Merger, we consolidated the results of our Completion & Production Services business into our operating results. As a result of the Merger, CJES became an unconsolidated affiliate and we ceased consolidating the operating results of our Completion & Production Services business. Therefore, subsequent to the closing date of the Merger, our share of the net income (loss), as adjusted for our basis difference, of our equity method investment in CJES was recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss) through June 30, 2016. Our policy was to record our share of the net income (loss) of CJES on a one-quarter lag as were not able to obtain the financial information of CJES on a timely basis. The equity in earnings from CJES, which is reflected in earnings (losses) from unconsolidated affiliates in our consolidated statement of income (loss) was as follows for the periods noted below:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Nabors' share of equity method earnings (losses)	$(221,933)	$(81,260)	$—

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

We recorded our investment in the equity of CJES in the investment in unconsolidated affiliates line in our consolidated balance sheet. Our policy is to review our equity method investments for impairment whenever certain impairment indicators exist including the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. A loss in value of an investment that is other than a temporary decline should be recognized. As a result of this review, during the first quarter of 2016, we determined the carrying value of our investment was other than temporarily impaired, which resulted in an impairment charge of $153.4 million to reduce our carrying value to its estimated fair value of $93.8 million, determined principally based on the average share price over a specified period. Additionally, we recognized a $23.8 million charge to reserve certain other amounts associated with our CJES holdings including affiliate receivables. Similarly, during 2015, we recorded an other than temporary impairment charge of $180.6 million. These other-than-temporary impairments are reflected in impairments and other charges in our consolidated statements of income (loss) for the years ended December 31, 2016 and 2015. See Note 3—Impairments and Other Charges.

As a result of CJES’s Chapter 11 filing on July 20, 2016, we determined our investment was other than temporarily impaired as of June 30, 2016 and recorded a charge of $39.0 million to write off substantially all of the remaining net book value of our investment. These charges are reflected in impairments and other charges in our consolidated statement of income (loss) for the year ended December 31, 2016. We also recognized an additional $9.1 million in professional fees incurred in connection with our efforts to preserve the value of our CJES holdings in anticipation of the bankruptcy filing. These charges are reflected in other, net in our consolidated statement of income (loss) for the year ended December 31, 2016. Pursuant to a mediated settlement agreement we entered into with various other parties in the CJES bankruptcy proceedings, we agreed to support the debtors' chapter 11 plan of reorganization in exchange for: (i) two allowed unsecured claims for which we will receive distributions of up to $4.85 million; (ii) an amendment to the tax matters agreement providing that CJES pay up to $11.5 million of obligations for which we would have otherwise been responsible; (iii) cancellation of various other obligations we had to the debtors; (iv) our pro rata share of warrants to acquire 2% of the common equity in the reorganized debtors at a strike price of $1.55 billion; and (v) a mutual release of claims. The bankruptcy court approved the terms of the Settlement Agreement and confirmed the debtors' plan and, on January 6, 2017, CJES announced it had emerged from bankruptcy.

The tables below present summarized financial information for our investments in unconsolidated affiliates. As we wrote off the remaining carrying value of our investment in CJES during the second quarter of 2016, we did not record our share of the earnings (losses) of CJES for the three months ended June 30, 2016 in our consolidated statement of income (loss) during the year ended December 31, 2016 as we are not contractually responsible for losses beyond our investment.

	September 30,
	2016	2015
	(In thousands)
Current assets	$383,750	$496,826
Long-term assets	$1,138,092	$2,200,779
Current liabilities	$147,699	$325,434
Long-term liabilities	$41,613	$1,421,569

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2016	2015	2014

Gross revenues	$727,320	$1,748,889	$605,179
Gross margin	$18,943	$225,773	$35,370
Net income (loss)	$(825,921)	$(872,542)	$(642)
Nabors' share of equity method earnings (losses)	$(221,933)	$(81,260)	$(6,301)

Note 10 Financial Instruments and Risk Concentration

We may be exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in foreign currency exchange rates, credit risk, interest rates, and marketable and non‑marketable security prices as discussed below.

Foreign Currency Risk

We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign exchange rate risk or foreign currency devaluation risk. The most significant exposures arise in connection with our operations in Argentina and Canada, which usually are substantially unhedged.

At various times, we utilize local currency borrowings (foreign‑currency‑denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate.

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term and long‑term investments and accounts receivable. Cash equivalents such as deposits and temporary cash investments are held by major banks or investment firms. Our short‑term and long‑term investments are managed within established guidelines that limit the amounts that may be invested with any one issuer and provide guidance as to issuer credit quality. We believe that the credit risk in our cash and investment portfolio is minimized as a result of the mix of our investments. In addition, our trade receivables are with a variety of U.S., international and foreign‑country national oil and gas companies. Management considers this credit risk to be limited due to the financial resources of these companies. We perform ongoing credit evaluations of our customers, and we generally do not require material collateral. We do occasionally require prepayment of amounts from customers whose creditworthiness is in question prior to providing services to them. We maintain reserves for potential credit losses, and these losses historically have been within management’s expectations.

Interest Rate and Marketable and Non‑marketable Security Price Risk

Our financial instruments that are potentially sensitive to changes in interest rates include our floating rate debt instruments (our revolving credit facility and Nabors Delaware term loan) and our fixed rate debt securities comprised of our 2.35%, 6.15%, 9.25%, 5.0%, 4.625%, 5.50% and 5.10% senior notes.

We may utilize derivative financial instruments that are intended to manage our exposure to interest rate risks. The use of derivative financial instruments could expose us to further credit risk and market risk. Credit risk in this context is the failure of a counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty would owe us, which can create credit risk for us. When the fair value of a derivative contract is negative, we would owe the counterparty, and therefore, we would not be exposed to credit risk. We attempt to minimize credit risk in derivative instruments by entering into transactions with major financial institutions that have a significant asset base. Market risk related to derivatives is the adverse effect on the value of a financial instrument that results from changes in interest rates. We try to manage market risk associated with interest‑rate contracts by establishing and monitoring parameters that limit the type and degree of market risk that we undertake.

Note 11 Debt

Debt consisted of the following:

	As of December 31,
	2016	2015
	(In thousands)
2.35% senior notes due September 2016 (1)	$—	$347,955
6.15% senior notes due February 2018	827,539	921,162
9.25% senior notes due January 2019	303,489	339,607
5.00% senior notes due September 2020	669,540	683,839
4.625% senior notes due September 2021	694,868	698,628
5.50% senior notes due January 2023	600,000	—
5.10% senior notes due September 2023	346,448	349,021
Term loan facility	162,500	325,000
Revolving credit facility	—	—
Commercial paper	—	8,000
Other	297	6,508
	3,604,681	3,679,720
Less: current portion	297	6,508
Less: deferred financing costs	26,049	18,012
	$3,578,335	$3,655,200

(1)	The 2.35% senior notes were repaid in September 2016, primarily utilizing borrowings under our revolving credit facility, as well as cash on hand.

As of December 31, 2016, the maturities of our primary debt for each of the five years after 2016 and thereafter are as follows:

	Paid at Maturity
	(In thousands)
2017	$—
2018	828,759	(1)
2019	303,489	(2)
2020	833,175	(3)
2021	696,000	(4)
Thereafter	947,300	(5)
	$3,608,723

(1)	Represents our 6.15% senior notes due February 2018.

(2)	Represents our 9.25% senior notes due January 2019.

(3)

Represents our 5.0% senior notes due September 2020 and borrowings outstanding under the term loan due September 2020. In January 2017, we issued $575 million in exchangeable notes. The net proceeds from this offering were used to prepay the remaining $162.5 million outstanding under our term loan facility. See Note 23—Subsequent Events.

(4)	Represents our 4.625% senior notes due September 2021.

(5)	Represents our 5.50% senior notes due January 2023 and 5.10% senior notes due September 2023.

Nabors Delaware’s various fixed rate debt securities comprised of our 6.15%, 9.25%, 5.0%, 4.625% and 5.10%, senior unsecured notes are fully and unconditionally guaranteed by us. The notes rank equal in right of payment to all of Nabors Delaware’s existing and future senior unsubordinated debt. The notes rank senior in right of payment to all of our existing and future senior subordinated and subordinated debt. Our guarantee of the notes is unsecured and ranks equal in right of payment to all of our unsecured and unsubordinated indebtedness from time to time outstanding. The notes are subject to redemption by Nabors Delaware, in whole or in part, at any time at a redemption price equal to the greater of (i) 100% of the principal amount of the notes then outstanding to be redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest, determined in the manner set forth in the applicable indenture. In the event of a change in control triggering event, as defined in the indenture, the holders of notes may require Nabors Delaware to purchase all or any part of each note in cash equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase, except to the extent Nabors Delaware has exercised its right to redeem the notes.

During 2016, 2015 and 2014, we repurchased $152.7 million, $27.5 million, and $40.6 million aggregate principal amount of our senior unsecured notes for approximately $157.5 million, $27.5 million and $46.8 million, respectively, in cash, reflecting principal, accrued and unpaid interest.

5.50% Senior Notes Due January 2023

In December 2016, Nabors Delaware issued $600 million aggregate principal amount of its 5.50% senior notes due 2023, which are fully and unconditionally guaranteed by us. The notes are subject to registration rights. The notes pay interest semi-annually on January 15 and July 15, beginning on July 15, 2017, and will mature on January 15, 2023.

The notes rank equal in right of payment to all of Nabors Delaware’s existing and future unsubordinated indebtedness, and senior in right of payment to all of Nabors Delaware’s existing and future senior subordinated and subordinated indebtedness. Our guarantee of the notes is unsecured and an unsubordinated obligation and ranks equal in right of payments to all of our unsecured and unsubordinated indebtedness from time to time outstanding. In the event of a change of control triggering event, as defined in the indenture, the holders of the notes may require Nabors Delaware to purchase all or a portion of the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any. The notes are redeemable in whole or in part at any time at the option of Nabors Delaware at a redemption price, plus accrued and unpaid interest, as specified in the indenture. Nabors Delaware used a portion of the proceeds to prepay the $162.5 million portion due in 2018 under the term loan facility and all amounts outstanding at the time under the revolving credit facility, which matures in 2020. Any remaining proceeds not used for such purposes were allocated for general corporate purposes, including to repay amounts outstanding under the commercial paper program and to repurchase or repay other indebtedness.

Commercial Paper Program

In April 2013, Nabors Delaware established a commercial paper program. This program, as amended, currently allows for the issuance from time to time of up to an aggregate amount of $2.25 billion in commercial paper with a maturity of no more than 397 days. Our commercial paper borrowings are classified as long‑term debt because the borrowings are fully supported by availability under our revolving credit facility, which matures as currently structured in July 2020, more than one year from now. The weighted average interest rate on borrowings during the year ended December 31, 2016 was 1.16%. As of December 31, 2016, we had no borrowings outstanding under this program. The commercial paper program can be used for short-term needs that arise and can be repaid with cash flows from operations.

Revolving Credit Facility

In July 2015, we entered into an amendment to our existing committed, unsecured revolving credit facility to increase the borrowing capacity to $2.2 billion, extend the maturity date to July 2020 and increase the size of the accordion option to $500.0 million. We subsequently exercised $50.0 million of the accordion option to bring the total availability to $2.25 billion. The weighted average interest rate on borrowings during the year ended December 31, 2016 was 1.86%. As of December 31, 2016, we had no borrowings outstanding under this facility. The revolving credit facility contains various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in the agreement. We were in compliance with all covenants under the agreement at December 31, 2016. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

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

In September 2015, Nabors Industries, Inc. entered into a new five-year unsecured term loan facility for $325.0 million, which is fully and unconditionally guaranteed by us. The term loan facility contains a mandatory prepayment of $162.5 million due in September 2018. Borrowings under this facility will bear interest for periods of one, two, three or six months, at an annual rate equal to LIBOR, plus the applicable interest margin. The interest margin is based on our long-term unsecured credit rating for debt as in effect from time to time. The weighted average interest rate on borrowings at December 31, 2016 was 1.76%. As of December 31, 2016, we had $162.5 million outstanding under this facility, which was repaid in January 2017.

Short‑Term Borrowings

We had 15 letter‑of‑credit facilities with various banks as of December 31, 2016. Availability and borrowings under our letter-of-credit facilities are as follows:

December 31,
2016
(In thousands)
Credit available	$758,906
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	150,424
Remaining availability	$608,482

Note 12 Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
United States and Other Jurisdictions	2016	2015	2014
	(In thousands)
United States	$(728,589)	$(264,919)	$(598,121)
Other jurisdictions	(469,486)	(162,616)	(6,494)
Income (loss) from continuing operations before income taxes	$(1,198,075)	$(427,535)	$(604,615)

Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended December 31,
	2016	2015	2014

	(In thousands)
Current:
U.S. federal	$(19,937)	$5,088	$183,840
Outside the U.S.	31,846	76,550	109,072
State	2,871	8,227	9,401
	$14,780	$89,865	$302,313
Deferred:
U.S. federal	$(164,297)	$(182,518)	$(211,119)
Outside the U.S.	(14,641)	1,757	(9,127)
State	(22,673)	(7,142)	(19,401)
	$(201,611)	$(187,903)	$(239,647)
Income tax expense (benefit)	$(186,831)	$(98,038)	$62,666

A reconciliation of our statutory tax rate to our worldwide effective tax rate consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Income tax provision at statutory (Bermuda rate of 0%)	$—	$—	$—
Taxes (benefit) on U.S. and other international earnings (losses) at greater than the Bermuda rate	(181,426)	(109,101)	(83,747)
Increase (decrease) in valuation allowance	17,865	22,655	(9,934)
Tax reserves and interest	(3,468)	(12,679)	166,347
State income taxes (benefit)	(19,802)	1,087	(10,000)
Income tax expense (benefit)	$(186,831)	$(98,038)	$62,666
Effective tax rate	15.6%	22.9%	(10.4)%

The change in our worldwide effective tax rate from 2015 to 2016 was attributable to the effect of the geographic mix of pre-tax earnings (losses), including greater losses in high-tax jurisdictions. The tax effect of impairments and our share of the net loss of CJES also contributed to the change.

The change in our worldwide effective tax rate from 2014 to 2015 is primarily attributable to the tax effect of the geographic mix of pre-tax earnings (losses), including greater losses in higher-tax jurisdictions. The tax effect of impairments, our share of the net loss of CJES and internal restructuring also contributed to the change.

The components of our net deferred taxes consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$1,826,656	$1,510,354
Equity compensation	36,972	37,633
Deferred revenue	31,082	19,422
Tax credit and other attribute carryforwards	91,680	119,471
Insurance loss reserves	5,118	6,192
Accrued interest	357,285	288,687
Other	115,909	135,185
Subtotal	2,464,702	2,116,944
Valuation allowance	(1,807,728)	(1,560,162)
Deferred tax assets:	$656,974	$556,782
Deferred tax liabilities:
Depreciation and amortization for tax in excess of book expense	$288,086	$384,513
Variable interest investments	641	718
Other	11,154	16,009
Deferred tax liability	$299,881	$401,240
Net deferred tax assets (liabilities)	$357,093	$155,542
Balance Sheet Summary:
Net noncurrent deferred asset (1)	$366,588	$184,868
Net noncurrent deferred liability	(9,495)	(29,326)
Net deferred asset (liability)	$357,093	$155,542

(1)	This amount is included in other long-term assets.

For U.S. federal income tax purposes, we have net operating loss (“NOL”) carryforwards of approximately $462.0 million that, if not utilized, will expire between 2019 and 2036. The NOL carryforwards for alternative minimum tax purposes are approximately $461.0 million. Additionally, we have NOL carryforwards in other jurisdictions of approximately $6.1 billion of which $383.0 million, if not utilized, will expire at various times from 2017 to 2036. We provide a valuation allowance against NOL carryforwards in various tax jurisdictions based on our consideration of existing temporary differences and expected future earning levels in those jurisdictions. We have recorded a deferred tax asset of approximately $1.67 billion as of December 31, 2016 relating to NOL carryforwards that have an indefinite life in several non‑U.S. jurisdictions. A valuation allowance of approximately $1.67 billion has been recognized because we believe it is more likely than not that substantially all of the deferred tax asset will not be realized.

In addition, for state income tax purposes, we have NOL carryforwards of approximately $655.0 million that, if not utilized, will expire at various times from 2017 to 2036.

The following is a reconciliation of our uncertain tax positions:

	Year Ended December 31,
	2016		2015		2014
	(In thousands)
Balance as of January 1	$188,376		$201,338		$47,552
Additions based on tax positions related to the current year	—		384		167,107	(4)
Additions for tax positions of prior years	3,873		—		1,744
Reductions for tax positions for prior years	(11,547)	(1)	(9,234)	(2)	(6,843)
Settlements	(1,447)		(4,112)	(3)	(8,222)	(5)
Balance as of December 31	$179,255		$188,376		$201,338

(1)

Includes $7.2 million related to the expiration of statute of limitations in Australia, Algeria and Mexico, a $2.0 million reduction to Trinidad and $2.1 million related to foreign currency translation.

(2)	Includes a $6.0 million reduction in Canada, Trinidad and the U.S., $2.0 million related to foreign currency translation and $1.1 million due to the expiration of statute of limitations.

(3)	Includes $5.0 million related to settlements in Colombia, Ecuador, U.S. and Canada.

(4)	Includes $166.0 million related to internal restructuring.

(5)	Includes $7.6 million related to settlements in Algeria, Canada and Oman.

If the reserves of $179.3 million are not realized, this would favorably impact the worldwide effective tax rate. As of December 31, 2016, 2015 and 2014, we had approximately $9.2 million, $7.4 million and $19.2 million, respectively, of interest and penalties related to uncertain tax positions. During 2016, 2015 and 2014, we accrued and recognized estimated interest and penalties related to uncertain tax positions of approximately $0.6 million, $1.4 million and $6.1 million, respectively. We include potential interest and penalties related to uncertain tax positions within our global operations in the income tax expense (benefit) line item in our consolidated statements of income (loss).

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

We conduct business globally and, as a result, we file numerous income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Algeria, Canada, Mexico, Saudi Arabia and the United States. We are no longer subject to U.S. Federal income tax examinations for years before 2013 and non-U.S. income tax examinations for years before 2005.

Note 13 Common Shares

During 2016 and 2015, with approval of the Board, we repurchased 0.3 million and 10.6 million, respectively, of our common shares in the open market for $1.7 million and $99.6 million, respectively, all of which are held by our subsidiaries, and which are accounted for as treasury shares.

Our authorized share capital consists of 825,000,000 shares of which 800,000,000 are common shares, par value $0.001 per share, and 25,000,000 are preferred shares, par value $0.001 per share. No preferred shares were issued or outstanding as of December 31, 2016. The preferred shares are issuable in one or more classes or series, full, limited or no voting rights, designations, preferences, special rights, qualifications, limitations and restrictions, as may be determined by the Board.

From time to time, treasury shares may be reissued. When shares are reissued, we use the weighted‑average‑cost method for determining cost. The difference between the cost of the shares and the issuance price is added to or deducted from our capital in excess of par value account. No shares have been reissued during 2016, 2015 or 2014.

In 2016, 2015 and 2014, the Compensation Committee of our Board granted restricted share awards to some of our executive officers, other key employees, and independent directors. We awarded 3,919,696, 3,530,033 and 1,926,861 restricted shares at an average market price of $9.85, $10.09 and $19.53 to these individuals for 2016, 2015 and 2014, respectively. See Note 7—Share-Based Compensation for a summary of our restricted stock and option awards as of December 31, 2016.

In 2015 and 2016, our Board declared quarterly cash dividends of $0.06 per outstanding common share, which was paid in March, June, September and December of 2015 and March, July and October of 2016. The aggregate amount paid in 2015 for dividends was $69.4 million. The aggregate amount paid in 2016 for dividends was $50.9 million. The fourth quarter 2016 dividend was paid on January 4, 2017 in the amount of $17.1 million.

Shareholder Rights Plan

On July 16, 2012, the Board declared the issuance of one preferred share purchase right (a “Right”) for each Common Share issued and outstanding on July 27, 2012 (the “Record Date”) to the shareholders of record on that date. On July 16, 2016, the Rights expired.

Note 14 Subsidiary Preferred Stock

During 2014, we paid $70.9 million to redeem the 75,000 shares of Series A Preferred Stock outstanding of our subsidiary and paid all dividends due on such shares. The result of the redemption was a loss of $1.688 million, representing the difference between the redemption amount and the carrying value of the subsidiary preferred stock. The loss resulted in a charge to retained earnings and a reduction to net income used to determine income available for common shareholders in the calculation of basic and diluted earnings per share in the period of the transaction. We also paid regular and accrued dividends of $750,000 and $108,750, respectively, and special dividends of $375,000. These dividends were treated as regular dividends, and as such were reflected in earnings in the consolidated statement of income (loss) for the year ended December 31, 2014.

Note 15 Pension, Postretirement and Postemployment Benefits

Pension Plans

In conjunction with our acquisition of Pool Energy Services Co. (“Pool”) in November 1999, we acquired the assets and liabilities of a defined benefit pension plan, the Pool Company Retirement Income Plan (the “Pool Pension Plan”). Benefits under the Pool Pension Plan are frozen and participants were fully vested in their accrued retirement benefit on December 31, 1998. The unfunded liability was $7.3 million and $8.4 million as of December 31, 2016 and 2015, respectively, and our net periodic benefit expense was $1.1 million, $1.0 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

During 2016, we launched a voluntary, one-time opportunity to buyout active employees and retirees who were eligible participants of the Pool Pension Plan. The total amount of payments to those who elected to take the buyout was approximately $10.3 million and such payments were made from pension plan assets. Additionally, we recognized charge related to the buyout of approximately $3.0 million, which is reflected in other, net in our consolidated statement of income (loss) for the year ended December 31, 2016. Due to the immateriality of the costs and liabilities of this plan, no further disclosure is presented.

Note 16 Related‑Party Transactions

Nabors and certain current and former key employees, including Mr. Petrello, entered into split‑dollar life insurance agreements, pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in some instances, members of their families. These agreements provide that we are reimbursed for the premium payments upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could be limited to the cash surrender value of the policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $6.6 million related to these policies. The cash surrender value of these policies of approximately $6.0 million is included in other long‑term assets in our consolidated balance sheets as of December 31, 2016 and 2015.

Under the Sarbanes‑Oxley Act of 2002, the payment of premiums by Nabors under the agreements could be deemed to be prohibited loans by us to these individuals. Consequently, we have paid no premiums related to our agreements with these individuals since the adoption of the Sarbanes‑Oxley Act.

In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our unconsolidated affiliates at market prices. Historically, these transactions primarily related to our former equity method investment in Nabors Arabia. See Note 5 — Acquisitions. During 2015, we entered into a Transition Services Agreement with CJES, which concluded on December 31, 2015. Revenues from business transactions with these affiliated entities totaled $142.2 million and $227.5 million for 2015 and 2014, respectively. Expenses from business transactions with these affiliated entities totaled $0.1 million for 2016. Additionally, we had accounts receivable from these affiliated entities of $0.1 million as of December 31, 2016, and $24.1 million as of December 31, 2015, with the 2015 balance primarily related to CJES. We had accounts payable to these affiliated entities of $0.1 million as of December 31, 2016 and long‑term payables with these affiliated entities of $0.8 million as of December 31, 2016 and 2015, which are included in other long-term liabilities.

In addition, Mr. Crane, one of our independent directors, is Chairman and Chief Executive Officer of Crane Capital Group Inc. (“CCG”), an investment company that indirectly owns a majority interest in several operating companies, some of which have provided services to us in the ordinary course of business, including international logistics and electricity. During 2016, 2015 and 2014, we made payments for these services of $23.5 million, $33.7 million and $89.1 million, respectively. We had accounts payable to these CCG‑related companies of $1.0 million and $1.1 million as of December 31, 2016 and 2015, respectively.

Note 17 Commitments and Contingencies

Commitments

During 2016, we entered into an agreement with Saudi Aramco, to form a new joint venture to own, manage and operate onshore drilling rigs in The Kingdom of Saudi Arabia. The joint venture, which will be equally owned by Saudi Aramco and Nabors, is anticipated to be formed and commence operations in the second half of 2017. The joint venture will leverage our established business in Saudi Arabia to begin operations, with a focus on Saudi Arabia's existing and future onshore oil and gas fields. We will contribute $20 million in cash for formation of the joint venture and upon commencement of commercial operations, five drilling rigs and related assets.  We have also agreed to contribute an additional five drilling rigs and related assets to the joint venture in January 2019. Additionally, the agreement requires us to backstop our share of the joint venture’s obligations to purchase the first 25 drilling rigs in the event that there is insufficient cash in the joint venture or third party financing available. Although we currently anticipate that the future rig purchase needs will be met by cash flows from the joint venture and/or third party financing, no assurance can be given that the joint venture will not require us to fund our backstop.

Leases

Nabors and its subsidiaries occupy various facilities and lease certain equipment under various lease agreements.

The minimum rental commitments under non‑cancelable operating leases, with lease terms in excess of one year subsequent to December 31, 2016, were as follows:

(In thousands)
2017	$7,068
2018	4,068
2019	1,615
2020	1,122
2021	573
Thereafter	6,387
$20,833

The above amounts do not include property taxes, insurance or normal maintenance that the lessees are required to pay. Rental expense relating to operating leases with terms greater than 30 days amounted to $15.7 million, $24.6 million and $39.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Minimum Volume Commitment

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing. Our pipeline contractual commitments as of December 31, 2016 were as follows:

(In thousands)
2017	$6,926
2018	7,203
2019	3,101
2020	—
2021	—
Thereafter (1)	—
$17,230

(1)	Final commitment period is for the period ending October 2029. See Note 4—Assets Held for Sale and Discontinued Operations for additional discussion.

Employment Contracts

We have entered into employment contracts with certain of our employees. Our minimum salary and bonus obligations under these contracts as of December 31, 2016 were as follows:

(In thousands)
2017	$4,229
2018	1,200
2019	300
2020	—
2021	—
Thereafter	—
$5,729

Other Obligations.  In addition to salary and bonus, Mr. Petrello receives group life insurance at an amount at least equal to three times his base salary, various split‑dollar life insurance policies, reimbursement of expenses, various perquisites and a personal umbrella insurance policy in the amount of $5 million. Premiums payable under the split‑dollar life insurance policies were suspended as a result of the adoption of the Sarbanes‑Oxley Act of 2002.

Contingencies

Income Tax Contingencies

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

We have received an assessment from a tax authority in Latin America in connection with a 2007 income tax return. The assessment relates to the denial of depreciation expense deductions related to drilling rigs. Similar deductions were taken for tax year 2009. Although Nabors and its tax advisors believe these deductions are appropriate and intend to continue to defend our position, we have recorded a partial reserve to account for this contingency. If we ultimately do not prevail, we estimate that we would be required to recognize additional tax expense in the range of $3 million to $8 million.

Self‑Insurance

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

We self‑insure for certain losses relating to workers’ compensation, employers’ liability, general liability, automobile liability and property damage. Effective April 1, 2015, some of our workers’ compensation claims, employers’ liability and marine employers’ liability claims are subject to a $3.0 million per‑occurrence deductible; additionally, some of our automobile liability claims are subject to a $2.5 million deductible. General liability claims remain subject to a $5.0 million per‑occurrence deductible.

In addition, we are subject to a $5.0 million deductible for land rigs and for offshore rigs. This applies to all kinds of risks of physical damage except for named windstorms in the U.S. Gulf of Mexico for which we are self‑insured.

Political risk insurance is procured for select operations in South America, Africa, the Middle East and Asia. Losses are subject to a $0.25 million deductible, except for Colombia, which is subject to a $0.5 million deductible. There is no assurance that such coverage will adequately protect Nabors against liability from all potential consequences.

As of December 31, 2016 and 2015, our self‑insurance accruals totaled $157.4 million and $165.9 million, respectively, and our related insurance recoveries/receivables were $29.0 million and $25.9 million, respectively.

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

In 2009, the Court of Ouargla entered a judgment of approximately $13.0 million (at December 31, 2016 exchange rates) against us relating to alleged customs infractions in Algeria. We believe we did not receive proper notice of the judicial proceedings, and that the amount of the judgment was excessive in any case. We asserted the lack of legally required notice as a basis for challenging the judgment on appeal to the Algeria Supreme Court (the “Supreme Court”). In May 2012, that court reversed the lower court and remanded the case to the Ouargla Court of Appeals for treatment consistent with the Supreme Court’s ruling. In January 2013, the Ouargla Court of Appeals reinstated the judgment. We again lodged an appeal to the Supreme Court, asserting the same challenges as before. While the appeal was pending, the Hassi Messaoud customs office initiated efforts to collect the judgment prior to the Supreme Court’s decision in the case. As a result, we paid approximately $3.1 million and posted security of approximately $1.33 million to suspend those collection efforts and to enter into a formal negotiations process with the customs authority. The customs authority demanded 50% of the total fine as a final settlement and seized additional funds of approximately $3.6 million. We have recorded a reserve in the amount of the posted security. The matter was heard by the Supreme Court on February 26, 2015, and on March 26, 2015, that court set aside the judgment of the Ouargla Court of Appeals and remanded the case to that court for further proceedings. A hearing was held on October 28, 2015 in the Ouargla Court of Appeals and on November 4, 2015, the court affirmed the Supreme Court’s decision that we were not guilty, concluding that portion of the case. We have filed a new action with the Conseil d’Etat in an effort to recover amounts previously paid by us. A portion of those amounts has been returned, and our efforts to recover the additional $4.4 million continue.

In March 2011, the Court of Ouargla entered a judgment of approximately $25.6 million (at December 31, 2016 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $17.6 million in excess of amounts accrued.

In March 2012, Nabors Global Holdings II Limited (“NGH2L”) signed an agreement with ERG Resources, LLC (“ERG”) relating to the sale of all of the Class A shares of NGH2L’s wholly owned subsidiary,

Ramshorn International Limited, an oil and gas exploration company (“Ramshorn”) (“the ERG Agreement”). When ERG failed to meet its closing obligations, NGH2L terminated the transaction on March 19, 2012 and, as contemplated in the agreement, retained ERG’s $3.0 million escrow deposit. ERG filed suit the following day in the 61st Judicial District Court of Harris County, Texas, in a case styled ERG Resources, LLC v. Nabors Global Holdings II Limited, Ramshorn International Limited, and Parex Resources, Inc.; Cause No. 2012‑16446, seeking injunctive relief to halt any sale of the shares to a third party, specifically naming as defendant Parex Resources, Inc. (“Parex”). The lawsuit also seeks monetary damages of up to $750.0 million based on an alleged breach of contract by NGH2L and alleged tortious interference with contractual relations by Parex. We successfully defeated ERG’s effort to obtain a temporary restraining order from the Texas court on March 20, 2012 and completed the sale of Ramshorn’s Class A shares to a Parex affiliate in April 2012, which mooted ERG’s application for a temporary injunction. The defendants made numerous jurisdictional challenges on appeal, and on April 30, 2015, ERG filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Accordingly, the civil actions are currently subject to the bankruptcy stay and ERG’s claims in the lawsuit are assets of the estate. The lawsuit was stayed, pending further court actions, including appeals of the jurisdictional decisions. On June 17, 2016, the Texas Supreme Court issued its opinion on the jurisdictional appeal holding that jurisdiction exists in Texas for Ramshorn, but not for Parex Bermuda or Parex Canada. ERG retains its causes of action for monetary damages, but we believe the claims are foreclosed by the terms of the ERG Agreement and are without factual or legal merit. On December 28, 2016, the District Court granted Nabors’ Motion for Partial Summary Judgment to Enforce Exclusive Remedies Clause, holding that ERG’s potential recovery in the action may not exceed $4.5 million in accordance with the terms of the ERG Agreement. The plaintiffs have challenged this ruling by filing a motion for rehearing that is scheduled to be heard on March 6, 2017. Although we continue to vigorously defend the lawsuit, its ultimate outcome cannot be determined at this time.

On July 30, 2014, we and Nabors Red Lion Limited (“Red Lion”), along with C&J Energy and its board of directors, were sued in a putative shareholder class action filed in the Court of Chancery of the State of Delaware (the “Court of Chancery”). The plaintiff alleges that the members of the C&J Energy board of directors breached their fiduciary duties in connection with the Merger, and that Red Lion and C&J Energy aided and abetted these alleged breaches. The plaintiff sought to enjoin the defendants from proceeding with or consummating the Merger and the C&J Energy stockholder meeting for approval of the Merger and, to the extent that the Merger was completed before any relief was granted, to have the Merger rescinded. On November 10, 2014, the plaintiff filed a motion for a preliminary injunction, and, on November 24, 2014, the Court of Chancery entered a bench ruling, followed by a written order on November 25, 2014, that (i) ordered certain members of the C&J Energy board of directors to solicit for a 30 day period alternative proposals to purchase C&J Energy (or a controlling stake in C&J Energy) that were superior to the Merger, and (ii) preliminarily enjoined C&J Energy from holding its stockholder meeting until it complied with the foregoing. C&J Energy complied with the order while it simultaneously pursued an expedited appeal of the Court of Chancery’s order to the Supreme Court of the State of Delaware (the “Delaware Supreme Court”). On December 19, 2014, the Delaware Supreme Court overturned the Court of Chancery’s judgment and vacated the order. Nabors and the C&J Energy defendants filed a motion to dismiss that was granted by the Chancellor on August 24, 2016, including a ruling that C&J Energy could recover on the bond that was posted to support the temporary restraining order. The plaintiffs filed a Notice of Appeal on September 22, 2016. A briefing was concluded, and no hearing date has been set.

On March 24, 2015, we completed the Merger of our Completion & Production Services business with C&J Energy. In the Merger and related transactions, we acquired common shares in the combined entity, CJES, and entered into certain ancillary agreements with CJES, including a tax matters agreement, pursuant to which both parties agreed to indemnify each other following the completion of the Merger with respect to certain tax matters. On July 20, 2016, CJES and certain of its subsidiaries (collectively, the “debtors”) commenced voluntarily cases under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. On December 12, 2016, we entered into a mediated settlement agreement with various other parties in the CJES bankruptcy proceedings (the “Settlement Agreement”). Pursuant to the Settlement Agreement, we agreed to support the debtors' chapter 11 plan of reorganization in exchange for: (i) two allowed unsecured claims for which we will receive distributions of up to $4.85 million; (ii) an amendment to the tax matters agreement providing that CJES will likely pay up to $11.5 million of obligations for which we would have otherwise been responsible; (iii) cancellation of various other obligations we had to the debtors; (iv) our pro rata share of warrants to acquire 2% of the common equity in the reorganized debtors; and (v) a mutual release of claims. The bankruptcy court has approved the terms of the Settlement Agreement and confirmed the debtors' plan and, on January 6, 2017, CJES announced it had emerged from bankruptcy.

Off‑Balance Sheet Arrangements (Including Guarantees)

We are a party to some transactions, agreements or other contractual arrangements defined as “off‑balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off‑balance sheet arrangements involve agreements and obligations under which we provide financial or performance assurance to third parties. Certain of these agreements serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. In addition, we have provided indemnifications, which serve as guarantees, to some third parties. These guarantees include indemnification provided by Nabors to our share transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2017	2018	2019	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$276,412	—	—	—	$276,412

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

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(1,011,244)	$(329,497)	$(669,265)
Less: net (income) loss attributable to noncontrolling interest	(135)	(381)	(1,415)
Less: loss on redemption of subsidiary preferred stock	—	—	(1,688)
Less: (earnings) losses allocated to unvested shareholders	22,730	7,820	10,595
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(988,649)	$(322,058)	$(661,773)
Income (loss) from discontinued operations, net of tax	$(18,363)	$(42,797)	$21
Weighted-average number of shares outstanding - basic	276,475	282,982	290,694
Earnings (losses) per share:
Basic from continuing operations	$(3.58)	$(1.14)	$(2.28)
Basic from discontinued operations	(0.06)	(0.15)	—
Total Basic	$(3.64)	$(1.29)	$(2.28)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(988,649)	$(322,058)	$(661,773)
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(988,649)	$(322,058)	$(661,773)
Income (loss) from discontinued operations, net of tax	$(18,363)	$(42,797)	$21
Weighted-average number of shares outstanding - basic	276,475	282,982	290,694
Add: dilutive effect of potential common shares	—	—	—
Weighted-average number of shares outstanding - diluted	276,475	282,982	290,694
Earnings (losses) per share:
Diluted from continuing operations	$(3.58)	$(1.14)	$(2.28)
Diluted from discontinued operations	(0.06)	(0.15)	—
Total Diluted	$(3.64)	$(1.29)	$(2.28)

For all periods presented, the computation of diluted earnings (losses) per Nabors’ share excludes outstanding stock options with exercise prices greater than the average market price of Nabors’ common shares, because their inclusion would be anti‑dilutive and because they are not considered participating securities. For periods in which we experience a net loss from continuing operations, all potential common shares have been excluded from the calculation of weighted-average shares outstanding, because their inclusion would be anti-dilutive. The average number of options that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)

Potentially dilutive securities excluded as anti-dilutive	5,372	9,459	12,950

In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options, such stock options will be included in our diluted earnings (losses) per share computation using the if‑converted method of accounting. Restricted stock is included in our basic and diluted earnings (losses) per share computation using the two‑class method of accounting in all periods because such stock is considered participating securities.

Note 19 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	December 31,
	2016	2015
	(In thousands)
Accrued compensation	$116,775	$120,204
Deferred revenue	255,626	340,472
Other taxes payable	16,419	39,850
Workers’ compensation liabilities	18,255	37,459
Interest payable	57,233	62,776
Litigation reserves	24,896	27,097
Current liability to discontinued operations	5,462	5,197
Dividends declared and payable	17,039	—
Current liability to acquisition of KVS	—	22,278
Other accrued liabilities	31,543	31,280
	$543,248	$686,613

Investment income (loss) includes the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Interest and dividend income	$1,215	$1,850	$6,267
Gains (losses) on investments, net	(32)	458	5,564
	$1,183	$2,308	$11,831

Other, net includes the following:

	Year Ended December 31,
	2016		2015	2014
	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$14,830		$(2,293)	$(8,830)
Gain on Merger transaction	—		(96,719)	—
Charges related to our CJES holdings (1)	12,879		49,645	22,313
Litigation expenses	3,936		8,194	8,880
Foreign currency transaction losses (gains)	5,669		392	1,019
(Gain) loss on debt buyback	(6,665)		—	5,576
Other losses (gains)	6,860	(2)	1,609	2,428
	$37,509		$(39,172)	$31,386

(1)

Includes legal and professional fees incurred primarily in connection with preserving our interests in CJES and transaction costs associated with the Merger. See Note 9 — Investments in Unconsolidated Affiliates.

(2)	Includes a $3.0 million charge related to the buyout of participants in our pension plan. See Note 15 — Pension, Postretirement and Postemployment Benefits.

The changes in accumulated other comprehensive income (loss), by component, include the following:

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2015	$(2,044)	$14,996	$(7,263)	$71,833	$77,522
Other comprehensive income (loss) before reclassifications	—	(15,310)	—	(116,239)	(131,549)
Amounts reclassified from accumulated other comprehensive income (loss)	374	—	695	5,365	6,434
Net other comprehensive income (loss)	374	(15,310)	695	(110,874)	(125,115)
As of December 31, 2015	$(1,670)	$(314)	$(6,568)	$(39,041)	$(47,593)

(1)	All amounts are net of tax.

(

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2016	$(1,670)	$(314)	$(6,568)	$(39,041)	$(47,593)
Other comprehensive income (loss) before reclassifications	—	11,054	—	17,743	28,797
Amounts reclassified from accumulated other comprehensive income (loss)	374	3,495	2,808	—	6,677
Net other comprehensive income (loss)	374	14,549	2,808	17,743	35,474
As of December 31, 2016	$(1,296)	$14,235	$(3,760)	$(21,298)	$(12,119)

(1)	All amounts are net of tax.

The line items that were reclassified to net income include the following:

Line item in consolidated statement of income (loss)

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Investment income (loss)	$—	$—	$4,635
Impairments and other charges	3,495	—	6,972
Interest expense	613	613	614
General and administrative expenses	1,061	1,104	303
Other expense (income), net	3,059	5,365	—
Total income (loss) from continuing operations before income tax	(8,228)	(7,082)	(3,254)
Tax expense (benefit)	(1,551)	(648)	552
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(6,677)	$(6,434)	$(3,806)

Supplemental cash flow information includes the following:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash paid for income taxes	$34,479	$66,910	$166,660
Cash paid for interest, net of capitalized interest	$184,445	$168,979	$164,928
Net change in accounts payable related to capital expenditures	$22,920	$(59,565)	$28,011
Acquisitions of businesses:
Fair value of assets acquired	$—	$327,857	$59,195
Goodwill	—	86,502	18,818
Liabilities assumed	—	(306,084)	(2,796)
Gain on acquisition	—	(2,308)	—
Future consideration (fair value)	—	—	(24,735)
Payments on future consideration	22,278	22,278	22,278
Cash paid for acquisitions of businesses	22,278	128,245	72,760
Cash acquired in acquisitions of businesses	—	(48,058)	(226)
Cash paid for acquisitions of businesses, net	$22,278	$80,187	$72,534

Note 20 Unaudited Quarterly Financial Information

	Year Ended December 31, 2016
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Operating revenues	$597,571	$571,591	$519,729	$538,948
Income (loss) from continuing operations, net of tax	$(396,644)	$(186,565)	$(97,839)	$(330,196)
Income (loss) from discontinued operations, net of tax	(926)	(984)	(12,187)	(4,266)
Net income (loss)	(397,570)	(187,549)	(110,026)	(334,462)
Less: Net (income) loss attributable to noncontrolling interest	(724)	2,899	(1,185)	(1,125)
Net income (loss) attributable to Nabors	$(398,294)	$(184,650)	$(111,211)	$(335,587)
Earnings (losses) per share: (1)
Basic from continuing operations	$(1.41)	$(0.65)	$(0.35)	$(1.17)
Basic from discontinued operations	—	—	(0.04)	(0.01)
Total Basic	$(1.41)	$(0.65)	$(0.39)	$(1.18)
Diluted from continuing operations	$(1.41)	$(0.65)	$(0.35)	$(1.17)
Diluted from discontinued operations	—	—	(0.04)	(0.01)
Total Diluted	$(1.41)	$(0.65)	$(0.39)	$(1.18)

	Year Ended December 31, 2015
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)

Operating revenues	$1,414,707	$863,305	$847,553	$738,872
Income (loss) from continuing operations, net of tax	$124,362	$(41,890)	$(250,879)	$(161,090)
Income (loss) from discontinued operations, net of tax	(817)	5,025	(45,275)	(1,730)
Net income (loss)	123,545	(36,865)	(296,154)	(162,820)
Less: Net (income) loss attributable to noncontrolling interest	89	44	320	(834)
Net income (loss) attributable to Nabors	$123,634	$(36,821)	$(295,834)	$(163,654)
Earnings (losses) per share: (1)
Basic from continuing operations	$0.43	$(0.14)	$(0.86)	$(0.57)
Basic from discontinued operations	—	0.01	(0.16)	(0.01)
Total Basic	$0.43	$(0.13)	$(1.02)	$(0.58)
Diluted from continuing operations	$0.43	$(0.14)	$(0.86)	$(0.57)
Diluted from discontinued operations	(0.01)	0.01	(0.16)	(0.01)
Total Diluted	$0.42	$(0.13)	$(1.02)	$(0.58)

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

Note 21 Segment Information

At December 31, 2016, we conducted our Drilling & Rig Services business through four reportable operating segments: U.S., Canada, International and Rig Services. As a result of the Merger, the operating segments within the Completion & Production Services business reflect operating information through the closing date of the Merger. Our earnings (losses) from our equity method investment in CJES, subsequent to the closing date, are presented within the earnings (losses) from unconsolidated affiliates line in our consolidated statement of income (loss). Accordingly, our financial results of operations for the year ended December 31, 2014 is not directly comparable with our financial results of operations for the years ended December 31, 2016 and 2015.

The accounting policies of the segments are the same as those described in Note 2—Summary of Significant Accounting Policies. Inter-segment sales are recorded at cost or cost plus a profit margin. We evaluate the performance of our segments based on several criteria, including adjusted operating income (loss).

The following table sets forth financial information with respect to our reportable operating segments:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Operating revenues:
Drilling & Rig Services:
U.S.	$554,072	$1,256,989	$2,159,968
Canada	51,472	137,494	335,192
International	1,508,890	1,862,393	1,624,259
Rig Services	215,710	391,066	692,908
Subtotal Drilling & Rig Services	2,330,144	3,647,942	4,812,327

Completion & Production Services:
Completion Services	—	207,860	1,217,899
Production Services	—	158,512	1,033,538
Subtotal Completion & Production Services	—	366,372	2,251,437

Other reconciling items (1)	(102,305)	(149,877)	(259,567)
Total	$2,227,839	$3,864,437	$6,804,197

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Adjusted operating income (loss): (2)
Drilling & Rig Services:
U.S.	$(197,710)	$87,051	$370,173
Canada	(36,818)	(7,029)	52,468
International	164,677	308,262	243,975
Rig Services	(48,484)	(12,641)	53,374
Subtotal Drilling & Rig Services	(118,335)	375,643	719,990

Completion & Production Services:
Completion Services	—	(55,243)	(15,540)
Production Services	—	(3,559)	93,414
Subtotal Completion & Production Services	—	(58,802)	77,874

Total segment adjusted operating income (loss)	$(118,335)	$316,841	$797,864

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Reconciliation of adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total segment adjusted operating income (loss) (2)	$(118,335)	$316,841	$797,864
Other reconciling items (3)	(130,976)	(159,880)	(193,565)
Earnings (losses) from unconsolidated affiliates	(221,914)	(75,081)	(6,301)
Investment income (loss)	1,183	2,308	11,831
Interest expense	(185,360)	(181,928)	(177,948)
Impairments and other charges	(505,164)	(368,967)	(1,005,110)
Other, net	(37,509)	39,172	(31,386)
Income (loss) from continuing operations before income taxes	$(1,198,075)	$(427,535)	$(604,615)

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Depreciation and amortization
Drilling & Rig Services:
U.S.	$388,367	$425,952	$465,506
Canada	42,143	46,786	55,986
International	411,372	411,004	367,345
Rig Services	33,150	33,619	33,559
Subtotal Drilling & Rig Services	875,032	917,361	922,396
Completion & Production Services:
Completion Services	—	27,133	109,917
Production Services	—	26,602	114,505
Subtotal Completion & Production Services	—	53,735	224,422
Other reconciling items (3)	(3,401)	(637)	(1,718)
Total	$871,631	$970,459	$1,145,100

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Capital expenditures and acquisitions of businesses:
Drilling & Rig Services:
U.S.	$183,146	$224,819	$839,536
Canada	4,546	24,167	49,317
International	169,640	578,896	788,748
Rig Services	23,609	12,791	103,491
Subtotal Drilling & Rig Services	380,941	840,673	1,781,092
Completion & Production Services	—	45,691	156,106
Other reconciling items (3)	33,438	36,872	(13,419)
Total	$414,379	$923,236	$1,923,779

	Year Ended December 31,
	2016	2015
	(In thousands)
Total assets:
Drilling & Rig Services:
U.S.	$3,172,767	$3,654,216
Canada	329,620	371,151
International	3,600,057	4,108,416
Rig Services	359,435	430,319
Subtotal Drilling & Rig Services	7,461,879	8,564,102
Investment in unconsolidated affiliates	893	415,177
Other reconciling items (3)	724,243	558,561
Total	$8,187,015	$9,537,840

(1)	Represents the elimination of inter-segment transactions.

(2)

Adjusted operating income (loss) is computed by subtracting the sum of direct costs, general and administrative expenses, research and engineering expenses and depreciation and amortization from operating revenues. Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) from continuing operations before income taxes is provided in the above table.

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

The following table sets forth financial information with respect to Nabors’ operations by geographic area based on the location of service provided:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Operating revenues
U.S.	$642,835	$1,823,906	$4,701,122
Outside the U.S.	1,585,004	2,040,531	2,103,075
	$2,227,839	$3,864,437	$6,804,197
Property, plant and equipment, net:
U.S.	$3,048,749	$3,703,533	$5,205,296
Outside the U.S.	3,218,834	3,324,269	3,393,829
	$6,267,583	$7,027,802	$8,599,125
Goodwill:
U.S.	$54,199	$54,198	$146,310
Outside the U.S.	112,718	112,461	27,618
	$166,917	$166,659	$173,928

One customer accounted for approximately 33% and 12% of our consolidated operating revenues during the years ended December 31, 2016 and 2015, respectively, and is included in our International drilling operating segment.

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of December 31, 2016 and 2015, and statements of income (loss), statements of comprehensive income (loss) and the statements of cash flows for the years ended December 31, 2016, 2015 and 2014 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non‑guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	December 31, 2016
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$1,148	$10,177	$252,768	$—	$264,093
Short-term investments	—	—	31,109	—	31,109
Assets held for sale	—	—	76,668	—	76,668
Accounts receivable, net	—	—	508,355	—	508,355
Inventory	—	—	103,595	—	103,595
Other current assets	50	22,209	149,760	—	172,019
Total current assets	1,198	32,386	1,122,255	—	1,155,839
Property, plant and equipment, net	—	—	6,267,583	—	6,267,583
Goodwill	—	—	166,917	—	166,917
Intercompany receivables	142,448	—	1,342,942	(1,485,390)	—
Investment in consolidated affiliates	3,170,254	4,830,572	1,083,948	(9,084,774)	—
Investment in unconsolidated affiliates	—	—	893	—	893
Deferred tax assets	—	443,049	—	(443,049)	—
Other long-term assets	—	344	813,655	(218,216)	595,783
Total assets	$3,313,900	$5,306,351	$10,798,193	$(11,231,429)	$8,187,015

	LIABILITIES AND EQUITY
Current liabilities:
Current debt	$—	$—	$297	$—	$297
Trade accounts payable	205	8	264,365	—	264,578
Accrued liabilities	20,669	65,246	457,333	—	543,248
Income taxes payable	—	—	13,811	—	13,811
Total current liabilities	20,874	65,254	735,806	—	821,934
Long-term debt	—	3,796,550	—	(218,215)	3,578,335
Other long-term liabilities	—	22,659	499,797	—	522,456
Deferred income taxes	—	—	452,544	(443,049)	9,495
Intercompany payable	46,000	1,439,390	—	(1,485,390)	—
Total liabilities	66,874	5,323,853	1,688,147	(2,146,654)	4,932,220
Shareholders’ equity	3,247,026	(17,502)	9,102,276	(9,084,775)	3,247,025
Noncontrolling interest	—	—	7,770	—	7,770
Total equity	3,247,026	(17,502)	9,110,046	(9,084,775)	3,254,795
Total liabilities and equity	$3,313,900	$5,306,351	$10,798,193	$(11,231,429)	$8,187,015

	December 31, 2015
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$873	$10	$253,647	$—	$254,530
Short-term investments	—	—	20,059	—	20,059
Assets held for sale	—	—	75,678	—	75,678
Accounts receivable, net	—	—	784,671	—	784,671
Inventory	—	—	153,824	—	153,824
Other current assets	50	9,016	178,069	—	187,135
Total current assets	923	9,026	1,465,948	—	1,475,897
Property, plant and equipment, net	—	—	7,027,802	—	7,027,802
Goodwill	—	—	166,659	—	166,659
Intercompany receivables	139,366	11,000	1,260,310	(1,410,676)	—
Investment in consolidated affiliates	4,183,362	4,973,327	1,284,225	(10,440,914)	—
Investment in unconsolidated affiliates	—	—	415,177	—	415,177
Deferred tax assets	—	366,818	—	(366,818)	—
Other long-term assets	—	12,907	507,336	(67,938)	452,305
Total assets	$4,323,651	$5,373,078	$12,127,457	$(12,286,346)	$9,537,840

	LIABILITIES AND EQUITY
Current liabilities:
Current debt	$—	$—	$6,508	$—	$6,508
Trade accounts payable	71	3	271,910	—	271,984
Accrued liabilities	370	64,550	621,693	—	686,613
Income taxes payable	—	—	41,394	—	41,394
Total current liabilities	441	64,553	941,505	—	1,006,499
Long-term debt	—	3,723,138	—	(67,938)	3,655,200
Other long-term liabilities	—	35,086	517,861	—	552,947
Deferred income taxes	—	—	396,144	(366,818)	29,326
Intercompany payable	40,500	1,370,176	—	(1,410,676)	—
Total liabilities	40,941	5,192,953	1,855,510	(1,845,432)	5,243,972
Shareholders’ equity	4,282,710	180,125	10,260,789	(10,440,914)	4,282,710
Noncontrolling interest	—	—	11,158	—	11,158
Total equity	4,282,710	180,125	10,271,947	(10,440,914)	4,293,868
Total liabilities and equity	$4,323,651	$5,373,078	$12,127,457	$(12,286,346)	$9,537,840

Condensed Consolidating Statements of Income (Loss)

	Year Ended December 31, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$2,227,839	$—	$2,227,839
Earnings (losses) from unconsolidated affiliates	—	—	(221,914)	—	(221,914)
Earnings (losses) from consolidated affiliates	(1,017,338)	(231,960)	(359,751)	1,609,049	—
Investment income (loss)	2	132	12,972	(11,923)	1,183
Intercompany interest income	—	569	—	(569)	—
Total revenues and other income	(1,017,336)	(231,259)	1,659,146	1,596,557	2,007,108
Costs and other deductions:
Direct costs	—	—	1,344,298	—	1,344,298
General and administrative expenses	10,559	603	217,333	(856)	227,639
Research and engineering	—	—	33,582	—	33,582
Depreciation and amortization	—	124	871,507	—	871,631
Interest expense	—	204,010	(18,650)	—	185,360
Impairments and other charges	1,366	—	503,798	—	505,164
Other, net	482	(14)	36,185	856	37,509
Intercompany interest expense	(1)	—	570	(569)	—
Total costs and other deductions	12,406	204,723	2,988,623	(569)	3,205,183
Income (loss) from continuing operations before income taxes	(1,029,742)	(435,982)	(1,329,477)	1,597,126	(1,198,075)
Income tax expense (benefit)	—	(76,231)	(110,600)	—	(186,831)
Income (loss) from continuing operations, net of tax	(1,029,742)	(359,751)	(1,218,877)	1,597,126	(1,011,244)
Income (loss) from discontinued operations, net of tax	—	—	(18,363)	—	(18,363)
Net income (loss)	(1,029,742)	(359,751)	(1,237,240)	1,597,126	(1,029,607)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(135)	—	(135)
Net income (loss) attributable to Nabors	$(1,029,742)	$(359,751)	$(1,237,375)	$1,597,126	$(1,029,742)

	Year Ended December 31, 2015
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$3,864,437	$—	$3,864,437
Earnings from unconsolidated affiliates	—	—	(75,081)	—	(75,081)
Earnings (losses) from consolidated affiliates	(351,407)	(41,826)	(164,697)	557,930	—
Investment income (loss)	—	584	11,666	(9,942)	2,308
Intercompany interest income	—	6,452	—	(6,452)	—
Total revenues and other income	(351,407)	(34,790)	3,636,325	541,536	3,791,664
Costs and other deductions:
Direct costs	—	—	2,371,436	—	2,371,436
General and administrative expenses	8,768	1	316,119	(560)	324,328
Research and engineering	—	—	41,253	—	41,253
Depreciation and amortization	—	705	969,754	—	970,459
Interest expense	(1)	201,364	(19,435)	—	181,928
Impairments and other charges	—	—	368,967	—	368,967
Other, net	12,469	—	(52,201)	560	(39,172)
Intercompany interest expense	32	—	6,420	(6,452)	—
Total costs and other deductions	21,268	202,070	4,002,313	(6,452)	4,219,199
Income (loss) from continuing operations before income taxes	(372,675)	(236,860)	(365,988)	547,988	(427,535)
Income tax expense (benefit)	—	(72,163)	(25,875)	—	(98,038)
Income (loss) from continuing operations, net of tax	(372,675)	(164,697)	(340,113)	547,988	(329,497)
Income (loss) from discontinued operations, net of tax	—	—	(42,797)	—	(42,797)
Net income (loss)	(372,675)	(164,697)	(382,910)	547,988	(372,294)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(381)	—	(381)
Net income (loss) attributable to Nabors	$(372,675)	$(164,697)	$(383,291)	$547,988	$(372,675)

	Year Ended December 31, 2014
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$6,804,197	$—	$6,804,197
Earnings (losses) from unconsolidated affiliates	—	—	(6,301)	—	(6,301)
Earnings (losses) from consolidated affiliates	(653,124)	(120,996)	(250,365)	1,024,485	—
Investment income (loss)	—	1,869	16,265	(6,303)	11,831
Intercompany interest income	—	2,415	336	(2,751)	—
Total revenues and other income	(653,124)	(116,712)	6,564,132	1,015,431	6,809,727
Costs and other deductions:
Direct costs	—	—	4,505,064	—	4,505,064
General and administrative expenses	9,531	8,001	483,091	(587)	500,036
Research and engineering	—	—	49,698	—	49,698
Depreciation and amortization	—	3,608	1,141,492	—	1,145,100
Interest expense	—	198,246	(20,298)	—	177,948
Impairments and other charges	—	—	1,005,110	—	1,005,110
Other, net	7,668	(223)	23,354	587	31,386
Intercompany interest expense	336	—	2,415	(2,751)	—
Total costs and other deductions	17,535	209,632	7,189,926	(2,751)	7,414,342
Income (loss) from continuing operations before income taxes	(670,659)	(326,344)	(625,794)	1,018,182	(604,615)
Income tax expense (benefit)	—	(75,979)	138,645	—	62,666
Subsidiary preferred stock dividend	—	—	1,984	—	1,984
Income (loss) from continuing operations, net of tax	(670,659)	(250,365)	(766,423)	1,018,182	(669,265)
Income (loss) from discontinued operations, net of tax	—	—	21	—	21
Net income (loss)	(670,659)	(250,365)	(766,402)	1,018,182	(669,244)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(1,415)	—	(1,415)
Net income (loss) attributable to Nabors	$(670,659)	$(250,365)	$(767,817)	$1,018,182	$(670,659)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(1,029,742)	$(359,751)	$(1,237,375)	$1,597,126	$(1,029,742)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors
Unrealized loss on translation adjustment	17,743	(21)	17,743	(17,722)	17,743
Less: reclassification adjustment for realized loss on translation adjustment	—	—	—	—	—
Translation adjustment attributable to Nabors	17,743	(21)	17,743	(17,722)	17,743
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	11,054	—	11,054	(11,054)	11,054
Less: reclassification adjustment for (gains) losses included in net income (loss)	3,495	—	3,495	(3,495)	3,495
Unrealized gains (losses) on marketable securities	14,549	—	14,549	(14,549)	14,549
Pension liability amortization and adjustment	1,061	1,061	2,122	(3,183)	1,061
Pension buyout	3,059	3,059	6,118	(9,177)	3,059
Unrealized gains (losses) and amortization on cash flow hedges	613	613	613	(1,226)	613
Other comprehensive income (loss) before tax	37,025	4,712	41,145	(45,857)	37,025
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,551	1,551	3,102	(4,653)	1,551
Other comprehensive income (loss), net of tax	35,474	3,161	38,043	(41,204)	35,474
Comprehensive income (loss) attributable to Nabors	(994,268)	(356,590)	(1,199,332)	1,555,922	(994,268)
Net income (loss) attributable to noncontrolling interest	—	—	135	—	135
Translation adjustment attributable to noncontrolling interest	—	—	251	—	251
Comprehensive income (loss) attributable to noncontrolling interest	—	—	386	—	386
Comprehensive income (loss)	$(994,268)	$(356,590)	$(1,198,946)	$1,555,922	$(993,882)

	Year Ended December 31, 2015
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(372,675)	$(164,697)	$(383,291)	$547,988	$(372,675)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors
Unrealized loss on translation adjustment	(116,239)	67	(116,172)	116,105	(116,239)
Less: reclassification adjustment for realized loss on translation adjustment	5,365	—	5,365	(5,365)	5,365
Translation adjustment attributable to Nabors	(110,874)	67	(110,807)	110,740	(110,874)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(15,310)	—	(15,310)	15,310	(15,310)
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	—	—	—	—
Unrealized gains (losses) on marketable securities	(15,310)	—	(15,310)	15,310	(15,310)
Pension liability amortization and adjustment	1,104	1,104	2,208	(3,312)	1,104
Unrealized gains (losses) and amortization on cash flow hedges	613	613	613	(1,226)	613
Other comprehensive income (loss) before tax	(124,467)	1,784	(123,296)	121,512	(124,467)
Income tax expense (benefit) related to items of other comprehensive income (loss)	648	648	1,056	(1,704)	648
Other comprehensive income (loss), net of tax	(125,115)	1,136	(124,352)	123,216	(125,115)
Comprehensive income (loss) attributable to Nabors	(497,790)	(163,561)	(507,643)	671,204	(497,790)
Net income (loss) attributable to noncontrolling interest	—	—	381	—	381
Translation adjustment attributable to noncontrolling interest	—	—	(1,461)	—	(1,461)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(1,080)	—	(1,080)
Comprehensive income (loss)	$(497,790)	$(163,561)	$(508,723)	$671,204	$(498,870)

	Year Ended December 31, 2014
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(670,659)	$(250,365)	$(767,817)	$1,018,182	$(670,659)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors:
Unrealized loss on translation adjustment	(79,059)	1,583	(79,174)	77,591	(79,059)
Less: reclassification adjustment for realized loss on translation adjustment	—	—	—	—	—
Translation adjustment attributable to Nabors	(79,059)	1,583	(79,174)	77,591	(79,059)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(59,932)	156	(59,776)	59,620	(59,932)
Less: reclassification adjustment for (gains) losses included in net income (loss)	2,337	(2,395)	(58)	2,453	2,337
Unrealized gains (losses) on marketable securities	(57,595)	(2,239)	(59,834)	62,073	(57,595)
Pension liability amortization and adjustment	(5,050)	(5,050)	(10,100)	15,150	(5,050)
Unrealized gains (losses) and amortization on cash flow hedges	612	612	612	(1,224)	612
Other comprehensive income (loss) before tax	(141,092)	(5,094)	(148,496)	153,590	(141,092)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(2,474)	(2,474)	(5,187)	7,661	(2,474)
Other comprehensive income (loss), net of tax	(138,618)	(2,620)	(143,309)	145,929	(138,618)
Comprehensive income (loss) attributable to Nabors	(809,277)	(252,985)	(911,126)	1,164,111	(809,277)
Net income (loss) attributable to noncontrolling interest	—	—	1,415	—	1,415
Translation adjustment attributable to noncontrolling interest	—	—	(1,017)	—	(1,017)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	398	—	398
Comprehensive income (loss)	$(809,277)	$(252,985)	$(910,728)	$1,164,111	$(808,879)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$58,406	$(233,738)	$757,660	$(50,423)	$531,905
Cash flows from investing activities:
Purchases of investments	—	—	(24)	—	(24)
Sales and maturities of investments	—	—	739	—	739
Cash paid for acquisitions of businesses, net	—	—	(22,278)	—	(22,278)
Cash paid for investments in consolidated affiliates	—	(86,459)	(159,000)	245,459	—
Capital expenditures	—	—	(395,455)	—	(395,455)
Proceeds from sales of assets and insurance claims	—	—	34,831	—	34,831
Change in intercompany balances	—	103,384	(103,384)	—	—
Other	—	—	64	—	64
Net cash provided by (used for) investing activities	—	16,925	(644,507)	245,459	(382,123)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	3	—	3
Proceeds from issuance of long-term debt	—	600,000	—	—	600,000
Debt issuance costs	—	(11,520)	—	—	(11,520)
Proceeds from revolving credit facilities	—	610,000	1,500	—	611,500
Reduction in revolving credit facilities	—	(610,000)	(1,500)	—	(611,500)
Proceeds from (payments for) issuance of common shares	967	—	—	—	967
Repurchase of common shares	—	—	(1,687)	—	(1,687)
Reduction in long-term debt	—	(350,000)	(143,612)	—	(493,612)
Dividends to shareholders	(59,866)	—	—	8,942	(50,924)
Proceeds from (payment for) commercial paper, net	—	(8,000)	—	—	(8,000)
Payments on term loan	—	(162,500)	—	—	(162,500)
Proceeds from (payments for) short-term borrowings	—	—	(6,211)	—	(6,211)
Proceeds from parent contributions	—	159,000	86,458	(245,458)	—
Proceeds from issuance of intercompany debt	45,500	—	(45,500)	—	—
Paydown of intercompany debt	(40,000)	—	40,000	—	—
Payments on parent (Equity or N/P)	—	—	(41,480)	41,480	—
Other	(4,732)	—	—	—	(4,732)
Net cash (used for) provided by financing activities	(58,131)	226,980	(112,029)	(195,036)	(138,216)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,003)	—	(2,003)
Net increase (decrease) in cash and cash equivalents	275	10,167	(879)	—	9,563
Cash and cash equivalents, beginning of period	873	10	253,647	—	254,530
Cash and cash equivalents, end of period	$1,148	$10,177	$252,768	$—	$264,093

	Year Ended December 31, 2015
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$39,478	$(217,685)	$1,066,026	$(31,263)	$856,556
Cash flows from investing activities:
Purchases of investments	—	—	(9)	—	(9)
Sales and maturities of investments	—	—	961	—	961
Cash paid for acquisitions of businesses, net	—	—	(80,187)	—	(80,187)
Investments in unconsolidated affiliates	—	—	(445)	—	(445)
Proceeds from merger transaction	5,500	646,078	(1,528)	—	650,050
Capital expenditures	—	—	(867,106)	—	(867,106)
Proceeds from sale of assets and insurance claims	—	—	68,206	—	68,206
Change in intercompany balances	—	135,518	(135,518)	—	—
Other	—	—	1,081	—	1,081
Net cash provided by (used for) investing activities	5,500	781,596	(1,014,545)	—	(227,449)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	645	—	645
Debt issuance costs	—	(1,847)	—	—	(1,847)
Proceeds from (payments for) issuance of common shares	1,296	—	—	—	1,296
Reduction in long-term debt	—	—	(27,478)	—	(27,478)
Dividends to shareholders	(79,304)	—	—	9,941	(69,363)
Proceeds from (payments for) commercial paper, net	—	(525,119)	—	—	(525,119)
Proceeds (issuance) of intercompany debt	67,500	88,058	(155,558)	—	—
Reduction in revolving credit facilities	—	(450,000)	—	—	(450,000)
Proceeds from term loan	—	625,000	—	—	625,000
Payments on term loan	—	(300,000)	—	—	(300,000)
Cash proceeds from noncontrolling interest	—	—	3,972	—	3,972
Repurchase of common shares	—	—	(99,598)	—	(99,598)
Proceeds from short-term borrowings	—	—	318	—	318
Paydown of intercompany debt	(27,000)	—	27,000	—	—
Payments on parent (Equity or N/P)	—	—	(21,322)	21,322	—
Other Changes	(7,767)	—	—	—	(7,767)
Net cash (used for) provided by financing activities	(45,275)	(563,908)	(272,021)	31,263	(849,941)
Effect of exchange rate changes on cash and cash equivalents	—	—	(25,785)	—	(25,785)
Net increase (decrease) in cash and cash equivalents	(297)	3	(246,325)	—	(246,619)
Cash and cash equivalents, beginning of period	1,170	7	499,972	—	501,149
Cash and cash equivalents, end of period	$873	$10	$253,647	$—	$254,530

	Year Ended December 31, 2014
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$26,943	$(71,982)	$1,816,831	$10,119	$1,781,911
Cash flows from investing activities:
Purchases of investments	—	—	(319)	—	(319)
Sales and maturities of investments	—	—	23,992	—	23,992
Proceeds from sale of unconsolidated affiliates	—	—	750	—	750
Cash paid for acquisition of businesses, net	—	—	(72,534)	—	(72,534)
Investment in unconsolidated affiliates	—	—	(2,365)	—	(2,365)
Capital expenditures	—	—	(1,821,315)	—	(1,821,315)
Proceeds from sales of assets and insurance claims	—	—	156,761	—	156,761
Changes in intercompany balances	—	(418,315)	418,315	—	—
Other	—	—	(1,879)	—	(1,879)
Net cash provided by (used for) investing activities	—	(418,315)	(1,298,594)	—	(1,716,909)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(6,151)	—	(6,151)
Proceeds from (payments for) issuance of parent common shares to affiliates	16,424	—	—	(16,424)	—
Redemption of subsidiary preferred shares	—	—	(70,875)	—	(70,875)
Treasury stock transactions, net	—	—	(250,037)	—	(250,037)
Cash dividends paid	(65,450)	—	—	6,305	(59,145)
Proceeds (reductions) in commercial paper	—	203,275	—	—	203,275
Proceeds from revolving credit facilities	—	450,000	15,000	—	465,000
Reduction in revolving credit facilities	—	(170,000)	(60,932)	—	(230,932)
Proceeds from issuance of parent common shares	30,263	—	—	—	30,263
Proceeds (issuance) of intercompany debt	55,000	—	(55,000)	—	—
Paydown of intercompany debt	(55,000)	—	55,000	—	—
Other	(7,740)	—	(3,810)	—	(11,550)
Net cash (used for) provided by financing activities	(26,503)	483,275	(376,805)	(10,119)	69,848
Effect of exchange rate changes on cash and cash equivalents	—	—	(23,616)	—	(23,616)
Net increase (decrease) in cash and cash equivalents	440	(7,022)	117,816	—	111,234
Cash and cash equivalents, beginning of period	730	7,029	382,156	—	389,915
Cash and cash equivalents, end of period	$1,170	$7	$499,972	$—	$501,149

Note 23 Subsequent Events

On February 17, 2017, our Board declared a cash dividend of $0.06 per common share, which will be paid on April 4, 2017 to shareholders of record at the close of business on March 14, 2017.

On January 9, 2017, Nabors Delaware entered into a purchase agreement under which it agreed to sell $500 million aggregate principal amount of its 0.75% exchangeable senior notes due January 15, 2024. In addition, Nabors Delaware granted certain of the initial purchasers a 30-day option to purchase up to an additional $75 million in aggregate principal amount of the 0.75% exchangeable senior notes due January 15, 2024 on the same terms and conditions, solely to cover over-allotments.  This option was exercised in full on January 10, 2017. The closing of the sale of the Exchangeable Notes occurred on January 13, 2017. The exchangeable notes are fully and unconditionally guaranteed by us. The net proceeds were used to prepay $162.5 million outstanding under the term loan facility, which matures in 2020, as well as to pay approximately $40.3 million for the cost of entering into the capped call transactions as described below. Any remaining net proceeds from the offering were allocated for general corporate purposes, including to repurchase or repay other indebtedness.

The exchangeable notes are exchangeable, under certain conditions, at an initial exchange rate of 39.75 common shares of the Company per $1,000 principal amount of notes (equivalent to an initial exchange price of approximately $25.16 per common share). Upon any exchange, Nabors Delaware will settle its exchange obligation in cash, common shares of the Company, or a combination of cash and common shares, at our election.

In connection with the exchangeable notes offering, we and Nabors Delaware entered into privately negotiated capped call transactions with one or more of the initial purchasers of the exchangeable notes and/or their respective affiliates (the “option counterparties”). The capped call transactions, in the aggregate, cover, subject to customary anti-dilution adjustments, the same number of our common shares that initially underlie the exchangeable notes. The capped call transactions are expected to reduce potential dilution to our common shares and/or offset potential cash payments Nabors Delaware is required to make in excess of the principal amount upon any exchange of the exchangeable notes. Such reduction and/or offset is subject to a cap representing a price per share of $31.45, an approximately 75.0% premium over our last reported sale price of $17.97 per common share on the NYSE on January 9, 2017.

Subsequent to December 31, 2016 through the date of this annual report, we repurchased $69.2 million aggregate principal amount of our 6.15% senior notes due February 2018 for approximately $74.1 million in cash, reflecting principal, accrued and unpaid interest.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

PricewaterhouseCoopers LLP has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, which is included in Part II, Item 8 of this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be contained in the definitive Proxy Statement to be distributed in connection with our 2017 annual general meeting of shareholders under the captions “Election of Directors”, “Other Executive Officers”, “Meetings of the Board and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this document by reference.

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

On June 21, 2016, we filed with the New York Stock Exchange the Annual CEO Certification regarding our compliance with the Exchange’s Corporate Governance listing standards as required by Section 303A-12(a) of the Exchange’s Listed Company Manual.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2017 annual general meeting of shareholders under the caption “Executive Compensation” and except as specified in the following sentence, is incorporated into this document by reference. Information in our definitive Proxy Statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Compensation Committee Report, is not deemed to be incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

We maintain four different equity compensation plans: 1999 Stock Option Plan for Non-Employee Directors, 2003 Employee Stock Plan, 2013 Stock Plan and 2016 Stock Plan pursuant to which we may grant equity awards to eligible persons. The terms of our equity compensation plans are described more fully below.

The following table gives information about these equity compensation plans as of December 31, 2016:

(a)
	Number of		( c)
	securities to be		Number of securities
	issued upon		remaining available for
	exercise of	(b)	future issuance under
	outstanding	Weighted-average	equity compensation
	options,	exercise price of	plans (excluding
	warrants and	outstanding options,	securities reflected in
Plan category	rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	4,878,175	$12.46	6,779,813
Equity compensation plans not approved by security holders	339,008	$14.04	1,216,992
Total	5,217,183		7,996,805

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2017 annual general meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated into this document by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2017 annual general meeting of shareholders under the caption “Independent Auditor Fees” and is incorporated into this document by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this annual report:

(1)Financial Statements

(2)Financial Statement Schedule

Page No.
Schedule II—Valuation and Qualifying Accounts	112

All other supplemental schedules are omitted because of the absence of the conditions under which they would be required or because the required information is included in the financial statements or related notes.

(b)Exhibit Index

See the Exhibit Index for a list of those exhibits filed herewith, which Exhibit Index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 of Regulation S-K.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.

By:	/s/ ANTHONY G. PETRELLO
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Date:	February 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY G. PETRELLO	Chairman, President and Chief Executive Officer	February 27, 2017
Anthony G. Petrello

/s/ WILLIAM RESTREPO
William Restrepo	Chief Financial Officer	February 27, 2017

/s/ JAMES R. CRANE
James R. Crane	Director	February 27, 2017

/s/ MICHAEL C. LINN
Michael C. Linn	Director	February 27, 2017

/s/ JOHN P. KOTTS
John P. Kotts	Director	February 27, 2017

/s/ DAG SKATTUM
Dag Skattum	Director	February 27, 2017

/s/ JOHN YEARWOOD
John Yearwood	Director	February 27, 2017

/s/ W. HOWARD WOLF
W. Howard Wolf	Director	February 27, 2017

Exhibit Index

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of June 25, 2014, by and among Nabors Industries Ltd., Nabors Red Lion Limited and C&J Energy Services, Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on July 1, 2014).

2.2

Separation Agreement, dated as of June 25, 2014, by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on July 1, 2014).

2.3

Amendment No. 1 to the Agreement and Plan of Merger, by and among Nabors Industries Ltd., Nabors Red Lion Limited, C&J Energy Services, Inc., Nabors Merger Co. and CJ Holding Co. (incorporated by reference to Exhibit 10.1 of our Form 8-K (File No. 001-32657) filed with the SEC on February 9, 2015).

2.4

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

3.2	Amended and Restated Bye-laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 3.2 to our Form S-8 (File No. 333-212781) filed with the SEC on July 29, 2016).
4.1

Indenture, dated as of December 9, 2016 by and among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, Citibank, N.A., as securities administrator and Wilmington Trust, National Association, as trustee with respect to Nabors Industries, Inc.’s 5.50% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on December 9, 2016).

4.2

Registration Rights Agreement relating to the 5.50% Senior Notes due 2023, dated as of December 9, 2016 by and among Nabors Industries, Inc., as Issuer, Nabors Industries Ltd., as Guarantor and Morgan Stanley & Co. LLC, as Representative of the several initial purchasers named on Schedule A thereto (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on December 9, 2016)

4.3

Indenture, dated as of January 13, 2017, by and among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, Citibank, N.A., as securities administrator and Wilmington Trust, National Association, as trustee with respect to Nabors Industries, Ltd.’s 0.75% Exchangeable Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 13, 2017)

4.4

Indenture, dated as of January 12, 2009, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, National Association, as trustee, with respect to Nabors Industries, Inc.’s 9.25% Senior Notes due 2019 (including form of 9.25% Senior Note due 2019) (incorporated by reference to Exhibit 4.2 to our Form 8-K (File No. 001-32657) filed with the SEC on January 14, 2009).

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

Exhibit No.	Description
4.7

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

4.8

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

10.1(f)(+)

Third Amendment to Executive Employment Agreement, dated as of December 31, 2016, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 99.2 to our Form 8-K (File No. 001-32657) filed with the SEC on January 5, 2016).

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

10.2(e)(+)

Third Amendment to Executive Employment Agreement, dated as of December 31, 2016, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 5, 2016).

10.2(f)(+)

Fourth Amendment to Executive Employment Agreement, dated June 10, 2016, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Form 8-K (File No. 001-32657) filed with the SEC on June 13, 2016)

10.2(g)(+)

Fourth Amendment to Executive Employment Agreement, dated June 10, 2016, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 99.2 to our Form 8-K (File No. 001-32657) filed with the SEC on June 13, 2016)

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

10.5(+)	Form of Restricted Stock Award—Isenberg/Petrello (incorporated by reference to Exhibit 10.01 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).
10.5(a)(+)	Form of Restricted Stock Award—Others (incorporated by reference to Exhibit 10.02 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).
10.5(b)(+)	Form of Stock Option Agreement—Petrello/Isenberg (incorporated by reference to Exhibit 10.03 to our Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).
10.5(c)(+)	Form of Stock Option Agreement—Others (incorporated by reference to Exhibit 10.04 to our Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).
10.6	Nabors Industries Ltd. Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of our Proxy Statement (File No. 001-32657) filed with the SEC on May 4, 2006).
10.7(+)	1996 Employee Stock Plan (incorporated by reference to Nabors Industries, Inc.’s Registration Statement on Form S-8 (File No. 333-11313) filed with the SEC on September 3, 1996).
10.9(+)

Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to Nabors Industries, Inc.’s Form 10-K (File No. 1-9245) filed with the SEC March 31, 1999).

10.9(a)(+)

Amendment to Nabors Industries, Inc. 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.19 to Nabors Industries Inc.’s Form 10-K (File No. 1-09245) filed with the SEC on March 19, 2002).

10.9(b)(+)

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

Exhibit No.	Description
10.12

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

10.13

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

10.14

Employee Benefits Agreement, dated as of March 24, 2015, by and among Nabors Industries Ltd., Nabors Red Lion Limited and C&J Energy Services, Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on March 30, 2015).

10.15

Tax Matters Agreement, dated as of March 24, 2015, by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on March 30, 2015).

10.16

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

10.20	Shareholders’ Agreement, dated October 31, 2016, between Saudi Aramco Development Company and Nabors International Netherlands B.V.*
10.21

Purchase Agreement, dated December 2, 2016, among Nabors Industries, Inc., Nabors Industries Ltd. and Morgan Stanley & Co. LLC as representative of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on December 5, 2016)

10.22

Purchase Agreement, dated January 9, 2017, among Nabors Industries, Inc., Nabors Industries Ltd. and Citigroup Global Markets Inc. and Goldman, Sachs & Co. as representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 11, 2017)

10.23

Call Option Transaction Confirmation, dated as of January 9, 2017, between Nabors Industries Ltd., Nabors Industries, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on January 11, 2017)

10.24

Call Option Transaction Confirmation, dated as of January 9, 2017, between Nabors Industries Ltd., Nabors Industries, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to our Form 8-K (File No. 001-32657) filed with the SEC on January 11, 2017)

Exhibit No.	Description
10.25

Additional Call Option Transaction Confirmation, dated as of January 10, 2017, between Nabors Industries Ltd., Nabors Industries, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 11, 2017)

10.26

Additional Call Option Transaction Confirmation, dated as of January 10, 2017, between Nabors Industries Ltd., Nabors Industries, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on January 11, 2017)

12	Computation of Ratios.*
21	Significant Subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP—Houston.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
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

*     Filed herewith.

(+)  Management contract or compensatory plan or arrangement.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2016, 2015 and 2014

		Charged to			Balance at
	Balance at	Costs and	Charged to
	Beginning	Other	Other		End of
	of Period	Deductions	Accounts	Deductions	Period
	(In thousands)
2016
Allowance for doubtful accounts	$44,553	19,132	(58)	(19,870)	$43,757
Inventory reserve	$46,813	13,587	—	(33,863)	$26,537
Valuation allowance on deferred tax assets	$1,560,162	—	247,566	—	$1,807,728
2015
Allowance for doubtful accounts	$23,545	36,720	(288)	(15,424)	$44,553
Inventory reserve	$45,141	9,485	—	(7,813)	$46,813
Valuation allowance on deferred tax assets	$1,537,507	—	22,655	—	$1,560,162
2014
Allowance for doubtful accounts	$27,134	(802)	(52)	(2,735)	$23,545
Inventory reserve	$6,801	43,076	—	(4,736)	$45,141
Valuation allowance on deferred tax assets	$1,547,441	—	(9,934)	—	$1,537,507