Form 10-Q
period 2017-03-31
NABORS INDUSTRIES LTD
filed 2017-04-28
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of common shares, par value $.001 per share, outstanding as of April 25, 2017 was 285,800,732, excluding 49,672,636 common shares held by our subsidiaries, or 335,473,368 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2017	2016
	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$200,688	$264,093
Short-term investments	27,907	31,109
Accounts receivable, net	514,446	508,355
Inventory, net	109,461	103,595
Assets held for sale	77,118	76,668
Other current assets	193,036	172,019
Total current assets	1,122,656	1,155,839
Property, plant and equipment, net	6,218,699	6,267,583
Goodwill	166,999	166,917
Deferred tax asset	373,973	366,586
Other long-term assets	212,985	230,090
Total assets	$8,095,312	$8,187,015
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$313	$297
Trade accounts payable	241,332	264,578
Accrued liabilities	497,364	543,248
Income taxes payable	32,640	13,811
Total current liabilities	771,649	821,934
Long-term debt	3,661,665	3,578,335
Other long-term liabilities	467,248	522,456
Deferred income taxes	8,356	9,495
Total liabilities	4,908,918	4,932,220
Commitments and contingencies (Note 7)
Equity:
Shareholders’ equity:
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 335,567 and 333,598, respectively	336	334
Capital in excess of par value	2,612,457	2,521,332
Accumulated other comprehensive income (loss)	(11,336)	(12,119)
Retained earnings	1,872,440	2,033,427
Less: treasury shares, at cost, 49,673 and 49,673 common shares, respectively	(1,295,949)	(1,295,949)
Total shareholders’ equity	3,177,948	3,247,025
Noncontrolling interest	8,446	7,770
Total equity	3,186,394	3,254,795
Total liabilities and equity	$8,095,312	$8,187,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$562,550	$597,571
Earnings (losses) from unconsolidated affiliates	2	(167,151)
Investment income (loss)	721	343
Total revenues and other income	563,273	430,763

Costs and other deductions:
Direct costs	387,644	365,023
General and administrative expenses	63,409	62,334
Research and engineering	11,757	8,162
Depreciation and amortization	203,672	215,818
Interest expense	56,518	45,730
Other, net	13,510	182,404
Total costs and other deductions	736,510	879,471
Income (loss) from continuing operations before income taxes	(173,237)	(448,708)
Income tax expense (benefit):
Current	22,689	14,825
Deferred	(48,298)	(66,889)
Total income tax expense (benefit)	(25,609)	(52,064)
Income (loss) from continuing operations, net of tax	(147,628)	(396,644)
Income (loss) from discontinued operations, net of tax	(439)	(926)
Net income (loss)	(148,067)	(397,570)
Less: Net (income) loss attributable to noncontrolling interest	(917)	(724)
Net income (loss) attributable to Nabors	$(148,984)	$(398,294)

Amounts attributable to Nabors:
Net income (loss) from continuing operations	$(148,545)	$(397,368)
Net income (loss) from discontinued operations	(439)	(926)
Net income (loss) attributable to Nabors	$(148,984)	$(398,294)

Earnings (losses) per share:
Basic from continuing operations	$(0.52)	$(1.41)
Basic from discontinued operations	—	—
Total Basic	$(0.52)	$(1.41)
Diluted from continuing operations	$(0.52)	$(1.41)
Diluted from discontinued operations	—	—
Total Diluted	$(0.52)	$(1.41)
Weighted-average number of common shares outstanding:
Basic	277,781	275,851
Diluted	277,781	275,851

Dividends declared per common share	$0.06	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Net income (loss) attributable to Nabors	$(148,984)	$(398,294)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors
Unrealized gain (loss) on translation adjustment	3,860	33,362
Less: reclassification adjustment for realized (gain) loss on translation adjustment	—	—
Translation adjustment attributable to Nabors	3,860	33,362
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(3,201)	769
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	—
Unrealized gains (losses) on marketable securities	(3,201)	769
Pension liability amortization and adjustment	50	174
Unrealized gains (losses) and amortization on cash flow hedges	153	153
Other comprehensive income (loss), before tax	862	34,458
Income tax expense (benefit) related to items of other comprehensive income (loss)	79	129
Other comprehensive income (loss), net of tax	783	34,329
Comprehensive income (loss) attributable to Nabors	(148,201)	(363,965)
Net income (loss) attributable to noncontrolling interest	917	724
Translation adjustment attributable to noncontrolling interest	49	419
Comprehensive income (loss) attributable to noncontrolling interest	966	1,143
Comprehensive income (loss)	$(147,235)	$(362,822)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(148,067)	$(397,570)
Adjustments to net income (loss):
Depreciation and amortization	204,364	216,669
Deferred income tax expense (benefit)	(48,469)	(67,289)
Impairments and other charges	—	2,735
Deferred financing costs amortization	1,728	1,118
Discount amortization on long-term debt	4,505	568
Losses (gains) on debt buyback	8,596	(6,027)
Losses (gains) on long-lived assets, net	2,875	2,563
Impairments on equity method holdings	—	177,242
Share-based compensation	10,280	7,374
Foreign currency transaction losses (gains), net	877	4,213
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	(2)	167,151
Other	(751)	(428)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(19,198)	166,074
Inventory	(5,301)	2,057
Other current assets	(10,725)	(18,651)
Other long-term assets	15,294	13,214
Trade accounts payable and accrued liabilities	(38,659)	(120,757)
Income taxes payable	17,929	966
Other long-term liabilities	(53,267)	10,284
Net cash (used for) provided by operating activities	(57,991)	161,506
Cash flows from investing activities:
Purchases of investments	(4)	—
Sales and maturities of investments	91	41
Capital expenditures	(183,427)	(129,875)
Proceeds from sales of assets and insurance claims	3,253	5,448
Other	(106)	(4,439)
Net cash (used for) provided by investing activities	(180,193)	(128,825)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(469)	1,642
Proceeds from issuance of long-term debt	411,200	—
Debt issuance costs	(10,439)	—
Proceeds from revolving credit facilities	—	150,000
Reduction in revolving credit facilities	—	(70,000)
Proceeds from (payments for) issuance of common shares	8,300	—
Repurchase of common shares	—	(1,687)
Reduction in long-term debt	(170,491)	(148,045)
Dividends to shareholders	(17,040)	(16,922)
Proceeds from (payment for) commercial paper, net	—	1,325
Cash proceeds from equity component of exchangeable debt	159,952	—
Payments on term loan	(162,500)	—
Proceeds from (payments for) short-term borrowings	16	(628)
Purchase of capped call hedge transactions	(40,250)	—
Other	(5,341)	(3,190)
Net cash (used for) provided by financing activities	172,938	(87,505)
Effect of exchange rate changes on cash and cash equivalents	1,841	968
Net increase (decrease) in cash and cash equivalents	(63,405)	(53,856)
Cash and cash equivalents, beginning of period	264,093	254,530
Cash and cash equivalents, end of period	$200,688	$200,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated
	Common Shares		in Excess	Other			Non-
		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2015	330,526	331	2,493,100	(47,593)	3,131,134	(1,294,262)	11,158	4,293,868
Net income (loss)	—	—	—	—	(398,294)	—	724	(397,570)
Dividends to shareholders ($0.06 per share)	—	—	—	—	(16,922)	—	—	(16,922)
Repurchase of treasury shares	—	—	—	—	—	(1,687)	—	(1,687)
Other comprehensive income (loss), net of tax	—	—	—	34,329	—	—	419	34,748
Share-based compensation	—	—	7,374	—	—	—	—	7,374
Other	1,149	1	(3,191)	—	—	—	(424)	(3,614)
As of March 31, 2016	331,675	$332	$2,497,283	$(13,264)	$2,715,918	$(1,295,949)	$11,877	$3,916,197

As of December 31, 2016	333,598	$334	$2,521,332	$(12,119)	$2,033,427	$(1,295,949)	$7,770	$3,254,795
Net income (loss)	—	—	—	—	(148,984)	—	917	(148,067)
Dividends to shareholders ($0.06 per share)	—	—	—	—	(17,153)	—	—	(17,153)
Other comprehensive income (loss), net of tax	—	—	—	783	—	—	49	832
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	843	1	8,299	—	—	—	—	8,300
Share-based compensation	—	—	10,280	—	—	—	—	10,280
Equity component of exchangeable debt	—	—	116,195	—	—	—	—	116,195
Capped call transactions	—	—	(40,250)	—	—	—	—	(40,250)
Adoption of ASU No. 2016-09	—	—	1,943	—	5,150	—	—	7,093
Other	1,126	1	(5,342)	—	—	—	(290)	(5,631)
As of March 31, 2017	335,567	$336	$2,612,457	$(11,336)	$1,872,440	$(1,295,949)	$8,446	$3,186,394

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

We own and operate the world’s largest land-based drilling rig fleet and are a leading provider of offshore platform drilling rigs in the United States and multiple international markets. We also provide advanced wellbore placement services, drilling software and performance tools, drilling equipment and innovative technologies throughout the world’s most significant oil and gas markets.

As a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, our fleet of rigs and drilling-related equipment as of March 31, 2017 included:

•	403 actively marketed rigs for land-based drilling operations in the United States, Canada and approximately 20 other countries throughout the world; and

•	41 actively marketed rigs for offshore drilling operations in the United States and multiple international markets.

Our business consists of four reportable operating segments: U.S., Canada, International and Rig Services.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited consolidated condensed financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position as of March 31, 2017 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the three months ended March 31, 2017 may not be indicative of results that will be realized for the full year ending December 31, 2017.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of Nabors, as well as all majority owned and non-majority owned subsidiaries required to be consolidated under GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method. Our share of the net income (loss) of these entities is recorded as earnings (losses) from unconsolidated affiliates in our condensed consolidated statements of income (loss). The investments in these entities are included in investment in unconsolidated affiliates in our condensed consolidated balance sheets. We historically recorded our share of the net income (loss) of our equity method investment in C&J Energy Services, Ltd. (“CJES”) on a one-quarter lag, as we were not able to obtain the financial information of CJES on a timely basis. During the third quarter of 2016, CJES filed for bankruptcy, at which time we ceased accounting for our investment in CJES as an equity method investment and now report this investment at our estimate of fair value. See Note 3 — Investments in Unconsolidated Affiliates.

Revenue Recognition

We recognize revenues and costs on daywork contracts daily as the work progresses. For certain contracts, we receive lump-sum payments for the mobilization of rigs and other drilling equipment. We defer revenue related to mobilization periods and recognize the revenue over the term of the related drilling contract. We also defer recognition of revenue on amounts received from customers for prepayment of services until those services are provided. At March 31, 2017 and December 31, 2016, our deferred revenues classified as accrued liabilities were $259.7 million and $255.6 million, respectively. At March 31, 2017 and December 31, 2016, our deferred revenues classified as other long-term liabilities were $262.8 million and $321.0 million, respectively.

Costs incurred related to a mobilization period for which a contract is secured are deferred and recognized over the term of the related drilling contract. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. At March 31, 2017 and December 31, 2016, our deferred expenses classified as other current assets were $73.0 million and $63.4 million, respectively. At March 31, 2017 and December 31, 2016, our deferred expenses classified as other long-term assets were $59.6 million and $69.5 million, respectively.

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

Inventory, net

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	March 31,	December 31,
	2017	2016
	(In thousands)
Raw materials	$83,751	$84,431
Work-in-progress	13,288	1,204
Finished goods	12,422	17,960
	$109,461	$103,595

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

Goodwill

We review goodwill for impairment annually during the second quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of such goodwill and intangible assets exceed their fair value. Due to the adoption of Accounting Standards Update (“ASU”) No. 2017-04, effective January 1, 2017, we no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. We will continue to perform our qualitative analysis as well as step one of the impairment test which compares the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the fair value, an impairment charge will be recognized in an amount equal to the excess; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

For our goodwill tests prior to adoption of the new standard, we initially assessed goodwill for impairment based on qualitative factors to determine whether to perform the two-step annual goodwill impairment test, a Level 3 fair value measurement. After our qualitative assessment, step one of the impairment test compared the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeded the fair value, a second step was required to measure the goodwill impairment loss. The second step compared the implied fair value of the reporting unit’s goodwill to its carrying amount. If the carrying amount exceeded the implied fair value, an impairment loss was recognized in an amount equal to the excess.

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

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures, to simplify the transition to the equity method of accounting. This standard eliminates the requirement to retroactively adopt the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. Instead, the equity method investor should add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for the equity method of accounting. This guidance is effective for public companies for fiscal years beginning after December 15, 2016. The adoption of this guidance did not have an impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation, to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for public companies for fiscal years beginning after December 15, 2016. We adopted this guidance on a prospective basis effective January 1, 2017. The impact of adoption was a decrease in deferred tax liabilities of $7.1 million and an increase in retained earnings of $7.1 million related to excess tax benefits on prior awards. Additionally, we elected to account for forfeitures as they occur. The impact of this election resulted in an increase in capital in excess of par and a corresponding decrease in retained earnings of $1.9 million.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under this new standard, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognize an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for fiscal years beginning after December 15, 2019. We have elected to early adopt this guidance on a prospective basis for our annual goodwill impairment test performed subsequent to January 1, 2017. The adoption of this standard had no effect on our financial condition, results of operations or disclosures for our first quarter ended March 31, 2017 as this standard only impacts the measurement of goodwill impairment charges on a prospective basis.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, relating to the revenue recognition from contracts with customers that creates a common revenue standard for GAAP and IFRS. The core principle will require recognition of revenue to represent the transfer of promised goods or services to customers in an amount that reflects the consideration, including costs incurred, to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. During the first quarter of 2017, we expanded our implementation team and are in the process of reviewing our revenue streams. We have identified a subset of contracts that we believe are representative of our operations and began a detailed analysis of the related performance obligations and pricing arrangements in such contracts. At this time, we expect to apply the modified retrospective approach. However, we are still evaluating the requirements to determine the impact of the adoption on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, relating to leases to increase transparency and comparability among companies. This standard requires that all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. Additionally, this standard will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for public companies for fiscal years beginning after December 15, 2018. Early application is permitted. This standard requires an entity to separate lease components from nonlease components within a contract. While the lease components would be accounted for under ASU No. 2016-02, nonlease components would be accounted for under ASU No. 2014-09. Therefore, we are evaluating ASU No. 2016-02 concurrently with the provisions of ASU No. 2014-09 and the impact this will have on our consolidated financial statements.

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

Note 3 Investments in Unconsolidated Affiliates

On March 24, 2015, we completed the merger (the “Merger”) of our Completion & Production Services business with C&J Energy Services, Inc. (“C&J Energy”). We received total consideration comprised of approximately $693.5 million in cash ($650.0 million after settlement of working capital requirements) and approximately 62.5 million common shares in the combined company, CJES, representing approximately 53% of the outstanding and issued common shares of CJES as of the closing date. We recognized our share of the net income (loss) of CJES, which was a loss of $167.1 million for the three months ended March 31, 2016, which is reflected in earnings (losses) from unconsolidated affiliates in our condensed consolidated statement of income (loss). Additionally, we recognized an other-than-temporary impairment charge of $153.4 million during the three months ended March 31, 2016, which is reflected in other, net in our condensed consolidated statement of income (loss). During the third quarter of 2016, CJES commenced voluntarily cases under chapter 11 of the U.S. Bankruptcy code. As such, we ceased accounting for our investment in CJES as an equity method investment. See Note 7—Commitments and Contingencies for disclosure surrounding the bankruptcy proceeding.

Note 4 Fair Value Measurements

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2017 consist of available-for-sale equity and debt securities. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During the three months ended March 31, 2017, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The majority of our short-term investments are categorized as Level 1 and had a fair value of $27.9 million as of March 31, 2017.

Nonrecurring Fair Value Measurements

We applied fair value measurements to our nonfinancial assets and liabilities measured on a nonrecurring basis, which consist of measurements primarily to assets held for sale, goodwill, equity method investments, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination and our pipeline contractual commitment. Based upon our review of the fair value hierarchy, the inputs used in these fair value measurements were considered Level 3 inputs.

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

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)
6.15% senior notes due February 2018	$665,222	$690,168	$827,539	$865,300
9.25% senior notes due January 2019	303,489	337,252	303,489	337,443
5.00% senior notes due September 2020	669,616	694,311	669,540	689,211
4.625% senior notes due September 2021	694,928	706,658	694,868	708,765
5.50% senior notes due January 2023	600,000	615,378	600,000	627,000
5.10% senior notes due September 2023	346,480	351,462	346,448	348,613
0.75% senior exchangeable notes due January 2024	415,228	388,882	—	—
Term loan facility	—	—	162,500	162,500
Revolving credit facility	—	—	—	—
Commercial paper	—	—	—	—
Other	313	313	297	297
	3,695,276	$3,784,424	3,604,681	$3,739,129
Less: Deferred financing costs	33,298		26,049
	$3,661,978		$3,578,632

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 5 Debt

Debt consisted of the following:

	March 31,	December 31,
	2017	2016
	(In thousands)
6.15% senior notes due February 2018 (1)	$665,222	$827,539
9.25% senior notes due January 2019	303,489	303,489
5.00% senior notes due September 2020	669,616	669,540
4.625% senior notes due September 2021	694,928	694,868
5.50% senior notes due January 2023	600,000	600,000
5.10% senior notes due September 2023	346,480	346,448
0.75% senior exchangeable notes due January 2024	415,228	—
Term loan facility	—	162,500
Revolving credit facility	—	—
Commercial paper	—	—
Other	313	297
	3,695,276	3,604,681
Less: current portion	313	297
Less: deferred financing costs	33,298	26,049
	$3,661,665	$3,578,335

(1)	The 6.15% senior notes due February 2018 have been classified as long-term because we have the ability and intent to repay this obligation utilizing our revolving credit facility.

During the three months ended March 31, 2017, we repurchased $162.5 million aggregate principal amount of our 6.15% senior notes due February 2018 for approximately $171.6 million in cash, reflecting principal and approximately $2.2 million of accrued and unpaid interest. The difference represents the premiums incurred in connection with these repurchases and is included in other, net in our condensed consolidated statement of income (loss) for the three months ended March 31, 2017.

0.75% Senior Exchangeable Notes Due January 2024

In January 2017, Nabors Industries, Inc. (“Nabors Delaware”), a wholly owned subsidiary of Nabors, issued $575 million in aggregate principal amount of 0.75% exchangeable senior unsecured notes due 2024, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 0.75% per year payable semiannually on January 15 and July 15 of each year, beginning on July 15, 2017. The exchangeable notes are bifurcated for accounting purposes into debt and equity components of $411.2 million and $163.8 million, respectively, based on the relative fair value. Debt issuance costs of $9.6 million and equity issuance costs of $3.9 million were capitalized in connection with the issuance of these notes in long-term debt and netted against the proceeds allocated to the equity component, respectively, in our condensed consolidated balance sheet. The debt issuance costs are being amortized through January 2024.

The exchangeable notes are exchangeable, under certain conditions, at an initial exchange rate of 39.75 common shares of Nabors per $1,000 principal amount of exchangeable notes (equivalent to an initial exchange price of approximately $25.16 per common share). Upon any exchange, Nabors Delaware will settle its exchange obligation in cash, common shares of Nabors, or a combination of cash and common shares, at our election.

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

Commercial Paper Program

As of March 31, 2017, we had no borrowings outstanding under this facility. Our commercial paper borrowings are classified as long-term debt because the borrowings are fully supported by availability under our revolving credit facility, which matures as currently structured in July 2020, more than one year from now.

Revolving Credit Facility

As of March 31, 2017, we had no borrowings outstanding under our $2.25 billion revolving credit facility, which matures in July 2020. The revolving credit facility contains various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in the agreement. Availability under the revolving credit facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. We were in compliance with all covenants under the agreement at March 31, 2017. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

Term Loan Facility

On September 29, 2015, Nabors Delaware entered into a new five-year unsecured term loan facility for $325.0 million, which is fully and unconditionally guaranteed by us. The term loan facility contains a mandatory prepayment of $162.5 million due in September 2018, which was repaid in December 2016 utilizing a portion of the proceeds received in connection with the 5.50% senior notes offering. In January 2017, we repaid the remaining $162.5 million term loan utilizing the proceeds received in connection with the 0.75% senior exchangeable notes and the facility was terminated.

Note 6 Common Shares

During the three months ended March 31, 2016, we repurchased 0.3 million of our common shares in the open market for $1.7 million, all of which are held in treasury.

On February 17, 2017, a cash dividend of $0.06 per share was declared for shareholders of record on March 14, 2017. The dividend was paid on April 4, 2017 in the amount of $17.2 million and was charged to retained earnings in our condensed consolidated statement of changes in equity for the three months ended March 31, 2017.

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

We self-insure for certain losses relating to workers’ compensation, employers’ liability, general liability, automobile liability and property damage. Some of our workers’ compensation claims, employers’ liability and marine employers’ liability claims are subject to a $3.0 million per-occurrence deductible; additionally, some of our automobile liability claims are subject to a $2.5 million deductible. General liability claims remain subject to a $5.0 million per-occurrence deductible. Our policies were renewed effective April 1, 2017 and remains subject to these same deductibles.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $25.7 million (at March 31, 2017 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $17.7 million in excess of amounts accrued.

In March 2012, Nabors Global Holdings II Limited (“NGH2L”) signed an agreement with ERG Resources, LLC (“ERG”) relating to the sale of all of the Class A shares of NGH2L’s wholly owned subsidiary, Ramshorn International Limited, an oil and gas exploration company (“Ramshorn”) (“the ERG Agreement”). When ERG failed to meet its closing obligations, NGH2L terminated the transaction on March 19, 2012 and, as contemplated in the agreement, retained ERG’s $3.0 million escrow deposit. ERG filed suit the following day in the 61st Judicial District Court of Harris County, Texas, in a case styled ERG Resources, LLC v. Nabors Global Holdings II Limited, Ramshorn International Limited, and Parex Resources, Inc.; Cause No. 2012 16446, seeking injunctive relief to halt any sale of the shares to a third party, specifically naming as defendant Parex Resources, Inc. (“Parex”). The lawsuit also seeks monetary damages of up to $750.0 million based on an alleged breach of contract by NGH2L and alleged tortious interference with contractual relations by Parex. We successfully defeated ERG’s effort to obtain a temporary restraining order from the Texas court on March 20, 2012 and completed the sale of Ramshorn’s Class A shares to a Parex affiliate in April 2012, which mooted ERG’s application for a temporary injunction. The defendants made numerous jurisdictional challenges on appeal, and on April 30, 2015, ERG filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Accordingly, the civil actions are currently subject to the bankruptcy stay and ERG’s claims in the lawsuit are assets of the estate. The lawsuit was stayed, pending further court actions, including appeals of the jurisdictional decisions. On June 17, 2016, the Texas Supreme Court issued its opinion on the jurisdictional appeal holding that jurisdiction exists in Texas for Ramshorn, but not for Parex Bermuda or Parex Canada. ERG retains its causes of action for monetary damages, but we believe the claims are foreclosed by the terms of the ERG Agreement and are without factual or legal merit. On December 28, 2016, the District Court granted Nabors’ Motion for Partial Summary Judgment to Enforce Exclusive Remedies Clause, holding that ERG’s potential recovery in the action may not exceed $4.5 million in accordance with the terms of the ERG Agreement. The plaintiffs have challenged this ruling by filing a motion for rehearing that was heard March 6, 2017. We await the Court’s ruling. Although we continue to vigorously defend the lawsuit, its ultimate outcome cannot be determined at this time.

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

C&J Energy complied with the order while it simultaneously pursued an expedited appeal of the Court of Chancery’s order to the Supreme Court of the State of Delaware (the “Delaware Supreme Court”). On December 19, 2014, the Delaware Supreme Court overturned the Court of Chancery’s judgment and vacated the order. Nabors and the C&J Energy defendants filed a motion to dismiss that was granted by the Chancellor on August 24, 2016, including a ruling that C&J Energy could recover on the bond that was posted to support the temporary restraining order. The plaintiffs filed a Notice of Appeal on September 22, 2016. On March 23, 2017, the Delaware Supreme Court affirmed the dismissal of the lawsuit. The plaintiffs filed a Motion for Reargument, which was denied on March 31, 2017, concluding the case.

On March 24, 2015, we completed the Merger of our Completion & Production Services business with C&J Energy. In the Merger and related transactions, we acquired common shares in the combined entity, CJES, and entered into certain ancillary agreements with CJES, including a tax matters agreement, pursuant to which both parties agreed to indemnify each other following the completion of the Merger with respect to certain tax matters. On July 20, 2016, CJES and certain of its subsidiaries (collectively, the “debtors”) commenced voluntarily cases under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. On December 12, 2016, we entered into a mediated settlement agreement with various other parties in the CJES bankruptcy proceedings (the “Settlement Agreement”). Pursuant to the Settlement Agreement, we agreed to support the debtors' chapter 11 plan of reorganization in exchange for: (i) two allowed unsecured claims for which we will receive distributions of up to $4.85 million; (ii) an amendment to the tax matters agreement providing that CJES will likely pay up to $11.5 million of obligations for which we would have otherwise been responsible; (iii) cancellation of various other obligations we had to the debtors; (iv) our pro rata share of warrants to acquire 2% of the common equity in the reorganized debtors; and (v) a mutual release of claims. The bankruptcy court approved the terms of the Settlement Agreement and confirmed the debtors' plan and, on January 6, 2017, CJES announced it had emerged from bankruptcy, thus concluding this proceeding.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2017	2018	2019	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$276,391	518	11,914	—	$288,823

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

Diluted earnings (losses) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and unvested restricted stock. Shares issuable upon exchange of the $575 million 0.75% exchangeable notes are not included in the calculation of diluted earnings (losses) per share unless the exchange value of the notes exceeds their principal amount at the end of the relevant reporting period, in which case the notes will be accounted for as if the number of common shares that would be necessary to settle the excess are issued. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings (losses) per share calculation, when the price of our shares exceeds $25.16 on the last trading day of the quarter, which did not occur during the three months ended March 31, 2017.

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(147,628)	$(396,644)
Less: net (income) loss attributable to noncontrolling interest	(917)	(724)
Less: (earnings) losses allocated to unvested shareholders	3,811	8,199
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(144,734)	$(389,169)
Income (loss) from discontinued operations, net of tax	$(439)	$(926)
Weighted-average number of shares outstanding - basic	277,781	275,851
Earnings (losses) per share:
Basic from continuing operations	$(0.52)	$(1.41)
Basic from discontinued operations	—	—
Total Basic	$(0.52)	$(1.41)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(144,734)	$(389,169)
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(144,734)	$(389,169)
Income (loss) from discontinued operations, net of tax	$(439)	$(926)
Weighted-average number of shares outstanding - basic	277,781	275,851
Add: dilutive effect of potential common shares	—	—
Weighted-average number of shares outstanding - diluted	277,781	275,851
Earnings (losses) per share:
Diluted from continuing operations	$(0.52)	$(1.41)
Diluted from discontinued operations	—	—
Total Diluted	$(0.52)	$(1.41)

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

	Three Months Ended
	March 31,
	2017	2016

Potentially dilutive securities excluded as anti-dilutive	4,647,807	5,414,712

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

Note 9 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	March 31,	December 31,
	2017	2016
	(In thousands)
Accrued compensation	$100,783	$116,775
Deferred revenue	259,671	255,626
Other taxes payable	16,264	16,419
Workers’ compensation liabilities	18,255	18,255
Interest payable	25,804	57,233
Litigation reserves	24,026	24,896
Current liability to discontinued operations	5,566	5,462
Dividends declared and payable	17,154	17,039
Other accrued liabilities	29,841	31,543
	$497,364	$543,248

Other expense (income), net included the following:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$2,875	$5,298
Charges related to our CJES holdings (1)	—	177,242
Litigation expenses	821	637
Foreign currency transaction losses (gains)	876	4,214
(Gain) loss on debt buyback	8,596	(6,027)
Other losses (gains)	342	1,040
	$13,510	$182,404

(1)	Represents impairment charges related to our CJES holdings. See Note 3 — Investments in Unconsolidated Affiliates.

The changes in accumulated other comprehensive income (loss), by component, included the following:

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2016	$(1,670)	$(314)	$(6,568)	$(39,041)	$(47,593)
Other comprehensive income (loss) before reclassifications	—	769	—	33,362	34,131
Amounts reclassified from accumulated other comprehensive income (loss)	93	—	105	—	198
Net other comprehensive income (loss)	93	769	105	33,362	34,329
As of March 31, 2016	$(1,577)	$455	$(6,463)	$(5,679)	$(13,264)

(1)	All amounts are net of tax.

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2017	$(1,296)	$14,235	$(3,760)	$(21,298)	$(12,119)
Other comprehensive income (loss) before reclassifications	—	(3,201)	—	3,860	659
Amounts reclassified from accumulated other comprehensive income (loss)	93	—	31	—	124
Net other comprehensive income (loss)	93	(3,201)	31	3,860	783
As of March 31, 2017	$(1,203)	$11,034	$(3,729)	$(17,438)	$(11,336)

(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Interest expense	$153	$153
General and administrative expenses	50	174
Other expense (income), net	—	—
Total income (loss) from continuing operations before income tax	(203)	(327)
Tax expense (benefit)	(79)	(129)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(124)	$(198)

Note 10 Assets Held for Sale and Discontinued Operations

Assets Held for Sale

Assets held for sale as of March 31, 2017 and December 31, 2016 was $77.1 million and $76.7 million, respectively. These assets consisted primarily of our oil and gas holdings which are mainly in the Horn River basin in western Canada of $65.4 million and $65.0 million, respectively, as of the periods noted above and the operating results have been reflected in discontinued operations. The remainder represents assets that meet the criteria to be classified as assets held for sale, but do not represent a disposal of a component of an entity or a group of components of an entity representing a strategic shift that has or will have a major effect on the entity's operations and financial results.

The carrying value of our assets held for sale represents the lower of carrying value or fair value less costs to sell. We continue to market these properties at prices that are reasonable compared to current fair value.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing associated with these properties held for sale. At March 31, 2017, our undiscounted contractual commitments for these contracts approximated $15.7 million and we had liabilities of $11.6 million, $5.6 million of which were classified as current and were included in accrued liabilities. At December 31, 2016, our undiscounted contractual commitments for these contracts approximated $17.2 million and we had liabilities of $12.5 million, $5.5 million of which were classified as current and were included in accrued liabilities.

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

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations were as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)

Operating revenues (1)	$2,034	$377
Income (loss) from Oil & Gas discontinued operations:
Income (loss) from discontinued operations	$(590)	$(1,326)
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets	20	—
Less: Income tax expense (benefit)	(171)	(400)
Income (loss) from Oil and Gas discontinued operations, net of tax	$(439)	$(926)

(1) Reflects operating revenues of our historical oil and gas operating segment.

Note 11 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Operating revenues:
Drilling & Rig Services:
U.S.	$161,934	$148,676
Canada	27,808	17,494
International	338,223	401,055
Rig Services	71,441	53,853
Subtotal Drilling & Rig Services	599,406	621,078

Other reconciling items (1)	(36,856)	(23,507)
Total	$562,550	$597,571

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Adjusted operating income (loss): (2)
Drilling & Rig Services:
U.S.	$(63,182)	$(47,559)
Canada	(4,011)	(7,278)
International	11,974	46,872
Rig Services	(9,109)	(10,644)
Total	$(64,328)	$(18,609)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Reconciliation of adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total segment adjusted operating income (loss) (2)	$(64,328)	$(18,609)
Other reconciling items (3)	(39,604)	(35,157)
Earnings (losses) from unconsolidated affiliates	2	(167,151)
Investment income (loss)	721	343
Interest expense	(56,518)	(45,730)
Other, net	(13,510)	(182,404)
Income (loss) from continuing operations before income taxes	$(173,237)	$(448,708)

	March 31,	December 31,
	2017	2016
	(In thousands)
Total assets:
Drilling & Rig Services:
U.S.	$3,246,887	$3,172,767
Canada	332,121	329,620
International	3,552,771	3,600,057
Rig Services	370,470	359,435
Subtotal Drilling & Rig Services	7,502,249	7,461,879
Other reconciling items (3)	593,063	725,136
Total	$8,095,312	$8,187,015

(1)	Represents the elimination of inter-segment transactions.

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of March 31, 2017 and December 31, 2016, statements of income (loss) and statements of other comprehensive income (loss) for the three months ended March 31, 2017 and 2016, and statements of cash flows for the three months ended March 31, 2017 and 2016 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	March 31, 2017
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$8,579	$4	$192,105	$—	$200,688
Short-term investments	—	—	27,907	—	27,907
Accounts receivable, net	—	—	514,446	—	514,446
Inventory, net	—	—	109,461	—	109,461
Assets held for sale	—	—	77,118	—	77,118
Other current assets	57	28,080	164,899	—	193,036
Total current assets	8,636	28,084	1,085,936	—	1,122,656
Property, plant and equipment, net	—	—	6,218,699	—	6,218,699
Goodwill	—	—	166,999	—	166,999
Intercompany receivables	144,795	—	1,117,044	(1,261,839)	—
Investment in consolidated affiliates	3,044,185	4,779,879	1,151,049	(8,975,113)	—
Deferred tax assets	—	469,784	373,973	(469,784)	373,973
Other long-term assets	—	161	301,414	(88,590)	212,985
Total assets	$3,197,616	$5,277,908	$10,415,114	$(10,795,326)	$8,095,312

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$313	$—	$313
Trade accounts payable	113	24	241,195	—	241,332
Accrued liabilities	19,555	27,386	450,423	—	497,364
Income taxes payable	—	—	32,640	—	32,640
Total current liabilities	19,668	27,410	724,571	—	771,649
Long-term debt	—	3,750,255	—	(88,590)	3,661,665
Other long-term liabilities	—	22,729	444,519	—	467,248
Deferred income taxes	—	—	478,140	(469,784)	8,356
Intercompany payable	—	1,261,839	—	(1,261,839)	—
Total liabilities	19,668	5,062,233	1,647,230	(1,820,213)	4,908,918
Shareholders’ equity	3,177,948	215,675	8,759,438	(8,975,113)	3,177,948
Noncontrolling interest	—	—	8,446	—	8,446
Total equity	3,177,948	215,675	8,767,884	(8,975,113)	3,186,394
Total liabilities and equity	$3,197,616	$5,277,908	$10,415,114	$(10,795,326)	$8,095,312

Condensed Consolidating Balance Sheets

	December 31, 2016
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$1,148	$10,177	$252,768	$—	$264,093
Short-term investments	—	—	31,109	—	31,109
Accounts receivable, net	—	—	508,355	—	508,355
Inventory, net	—	—	103,595	—	103,595
Assets held for sale	—	—	76,668	—	76,668
Other current assets	50	22,209	149,760	—	172,019
Total current assets	1,198	32,386	1,122,255	—	1,155,839
Property, plant and equipment, net	—	—	6,267,583	—	6,267,583
Goodwill	—	—	166,917	—	166,917
Intercompany receivables	142,447	—	1,342,942	(1,485,389)	—
Investment in consolidated affiliates	3,170,254	4,830,572	1,083,948	(9,084,774)	—
Deferred tax assets	—	443,049	366,586	(443,049)	366,586
Other long-term assets	—	344	447,962	(218,216)	230,090
Total assets	$3,313,899	$5,306,351	$10,798,193	$(11,231,428)	$8,187,015

	LIABILITIES AND EQUITY
Current liabilities:
Current debt	$—	$—	$297	$—	$297
Trade accounts payable	205	8	264,365	—	264,578
Accrued liabilities	20,669	65,246	457,333	—	543,248
Income taxes payable	—	—	13,811	—	13,811
Total current liabilities	20,874	65,254	735,806	—	821,934
Long-term debt	—	3,796,550	—	(218,215)	3,578,335
Other long-term liabilities	—	22,659	499,797	—	522,456
Deferred income taxes	—	—	452,544	(443,049)	9,495
Intercompany payable	46,000	1,439,390	—	(1,485,390)	—
Total liabilities	66,874	5,323,853	1,688,147	(2,146,654)	4,932,220
Shareholders’ equity	3,247,025	(17,502)	9,102,276	(9,084,774)	3,247,025
Noncontrolling interest	—	—	7,770	—	7,770
Total equity	3,247,025	(17,502)	9,110,046	(9,084,774)	3,254,795
Total liabilities and equity	$3,313,899	$5,306,351	$10,798,193	$(11,231,428)	$8,187,015

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended March 31, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$562,550	$—	$562,550
Earnings (losses) from unconsolidated affiliates	—	—	2	—	2
Earnings (losses) from consolidated affiliates	(145,871)	(50,717)	(96,239)	292,827	—
Investment income (loss)	17	63	3,621	(2,980)	721
Total revenues and other income	(145,854)	(50,654)	469,934	289,847	563,273
Costs and other deductions:
Direct costs	—	—	387,644	—	387,644
General and administrative expenses	3,298	137	60,153	(179)	63,409
Research and engineering	—	—	11,757	—	11,757
Depreciation and amortization	—	31	203,641	—	203,672
Interest expense	—	60,755	(4,237)	—	56,518
Other, net	(159)	11,397	2,093	179	13,510
Intercompany interest expense	(9)	—	9	—	—
Total costs and other deductions	3,130	72,320	661,060	—	736,510
Income (loss) from continuing operations before income taxes	(148,984)	(122,974)	(191,126)	289,847	(173,237)
Income tax expense (benefit)	—	(26,735)	1,126	—	(25,609)
Income (loss) from continuing operations, net of tax	(148,984)	(96,239)	(192,252)	289,847	(147,628)
Income (loss) from discontinued operations, net of tax	—	—	(439)	—	(439)
Net income (loss)	(148,984)	(96,239)	(192,691)	289,847	(148,067)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(917)	—	(917)
Net income (loss) attributable to Nabors	$(148,984)	$(96,239)	$(193,608)	$289,847	$(148,984)

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended March 31, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$597,571	$—	$597,571
Earnings (losses) from unconsolidated affiliates	—	—	(167,151)	—	(167,151)
Earnings (losses) from consolidated affiliates	(395,770)	(106,087)	(137,970)	639,827	—
Investment income (loss)	—	123	3,201	(2,981)	343
Intercompany interest income	—	160	—	(160)	—
Total revenues and other income	(395,770)	(105,804)	295,651	636,686	430,763
Costs and other deductions:
Direct costs	—	—	365,023	—	365,023
General and administrative expenses	2,362	131	59,998	(157)	62,334
Research and engineering	—	—	8,162	—	8,162
Depreciation and amortization	—	31	215,787	—	215,818
Interest expense	—	50,664	(4,934)	—	45,730
Other, net	157	65	182,025	157	182,404
Intercompany interest expense	5	—	155	(160)	—
Total costs and other deductions	2,524	50,891	826,216	(160)	879,471
Income (loss) from continuing operations before income taxes	(398,294)	(156,695)	(530,565)	636,846	(448,708)
Income tax expense (benefit)	—	(18,725)	(33,339)	—	(52,064)
Income (loss) from continuing operations, net of tax	(398,294)	(137,970)	(497,226)	636,846	(396,644)
Income (loss) from discontinued operations, net of tax	—	—	(926)	—	(926)
Net income (loss)	(398,294)	(137,970)	(498,152)	636,846	(397,570)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(724)	—	(724)
Net income (loss) attributable to Nabors	$(398,294)	$(137,970)	$(498,876)	$636,846	$(398,294)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(148,984)	$(96,239)	$(193,608)	$289,847	$(148,984)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors
Unrealized gain (loss) on translation adjustment	3,860	(7)	3,860	(3,853)	3,860
Less: reclassification adjustment for realized (gain) loss on translation adjustment	—	—	—	—	—
Translation adjustment attributable to Nabors	3,860	(7)	3,860	(3,853)	3,860
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(3,201)	—	(3,201)	3,201	(3,201)
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	—	—	—	—
Unrealized gains (losses) on marketable securities	(3,201)	—	(3,201)	3,201	(3,201)
Pension liability amortization and adjustment	50	50	100	(150)	50
Unrealized gains (losses) and amortization on cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	862	196	912	(1,108)	862
Income tax expense (benefit) related to items of other comprehensive income (loss)	79	79	158	(237)	79
Other comprehensive income (loss), net of tax	783	117	754	(871)	783
Comprehensive income (loss) attributable to Nabors	(148,201)	(96,122)	(192,854)	288,976	(148,201)
Net income (loss) attributable to noncontrolling interest	—	—	917	—	917
Translation adjustment attributable to noncontrolling interest	—	—	49	—	49
Comprehensive income (loss) attributable to noncontrolling interest	—	—	966	—	966
Comprehensive income (loss)	$(148,201)	$(96,122)	$(191,888)	$288,976	$(147,235)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(398,294)	$(137,970)	$(498,876)	$636,846	$(398,294)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors
Unrealized gain (loss) on translation adjustment	33,362	(46)	33,316	(33,270)	33,362
Less: reclassification adjustment for realized (gain) loss on translation adjustment	—	—	—	—	—
Translation adjustment attributable to Nabors	33,362	(46)	33,316	(33,270)	33,362
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	769	—	769	(769)	769
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	—	—	—	—
Unrealized gains (losses) on marketable securities	769	—	769	(769)	769
Pension liability amortization and adjustment	174	174	348	(522)	174
Unrealized gains (losses) and amortization on cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	34,458	281	34,586	(34,867)	34,458
Income tax expense (benefit) related to items of other comprehensive income (loss)	129	129	198	(327)	129
Other comprehensive income (loss), net of tax	34,329	152	34,388	(34,540)	34,329
Comprehensive income (loss) attributable to Nabors	(363,965)	(137,818)	(464,488)	602,306	(363,965)
Net income (loss) attributable to noncontrolling interest	—	—	724	—	724
Translation adjustment attributable to noncontrolling interest	—	—	419	—	419
Comprehensive income (loss) attributable to noncontrolling interest	—	—	1,143	—	1,143
Comprehensive income (loss)	$(363,965)	$(137,818)	$(463,345)	$602,306	$(362,822)

Condensed Consolidating Statements Cash Flows

	Three Months Ended March 31, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$70,492	$(112,431)	$53,928	$(69,980)	$(57,991)
Cash flows from investing activities:
Purchases of investments	—	—	(4)	—	(4)
Sales and maturities of investments	—	—	91	—	91
Capital expenditures	—	—	(183,427)	—	(183,427)
Proceeds from sales of assets and insurance claims	—	—	3,253	—	3,253
Change in intercompany balances	—	(198,035)	198,035	—	—
Other changes in investing	—	—	(106)	—	(106)
Net cash provided by (used for) investing activities	—	(198,035)	17,842	—	(180,193)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(469)	—	(469)
Proceeds from issuance of long-term debt	—	411,200	—	—	411,200
Debt issuance costs	—	(10,439)	—	—	(10,439)
Proceeds from (payments for) issuance of common shares	8,300	—	—	—	8,300
Capped call hedge transactions	—	(40,250)	—	—	(40,250)
Reduction of long-term debt	—	(57,670)	(112,821)	—	(170,491)
Dividends to shareholders	(20,020)	—	—	2,980	(17,040)
Payments on term loan	—	(162,500)	—	—	(162,500)
Proceeds from (payments for) short-term borrowings	—	—	16	—	16
Cash proceeds from equity component of convertible debt	—	159,952	—	—	159,952
Proceeds from issuance of intercompany debt	20,000	20,000	(40,000)	—	—
Paydown of intercompany debt	(66,000)	(20,000)	86,000	—	—
Distribution from subsidiary to parent	—	—	(67,000)	67,000	—
Other changes	(5,341)	—	—	—	(5,341)
Net cash (used for) provided by financing activities	(63,061)	300,293	(134,274)	69,980	172,938
Effect of exchange rate changes on cash and cash equivalents	—	—	1,841	—	1,841
Net increase (decrease) in cash and cash equivalents	7,431	(10,173)	(60,663)	—	(63,405)
Cash and cash equivalents, beginning of period	1,148	10,177	252,768	—	264,093
Cash and cash equivalents, end of period	$8,579	$4	$192,105	$—	$200,688

Condensed Consolidating Statements Cash Flows

	Three Months Ended March 31, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$1,790	$(116,240)	$278,937	$(2,981)	$161,506
Cash flows from investing activities:
Sales and maturities of investments	—	—	41	—	41
Proceeds from sales of assets and insurance claims	—	—	5,448	—	5,448
Capital expenditures	—	—	(129,875)	—	(129,875)
Change in intercompany balances	—	34,916	(34,916)	—	—
Other	—	—	(4,439)	—	(4,439)
Net cash provided by (used for) investing activities	—	34,916	(163,741)	—	(128,825)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	1,642	—	1,642
Reduction in long-term debt	—	—	(148,045)	—	(148,045)
Dividends to shareholders	(19,903)	—	—	2,981	(16,922)
Proceeds from (payments for) commercial paper, net	—	1,325	—	—	1,325
Proceeds (issuance) of intercompany debt	22,000	—	(22,000)	—	—
Proceeds from revolving credit facilities	—	150,000	—	—	150,000
Reduction in revolving credit facilities	—	(70,000)	—	—	(70,000)
Repurchase of common shares	—	—	(1,687)	—	(1,687)
Proceeds from short-term borrowings	—	—	(628)	—	(628)
Other changes	(3,190)	—	—	—	(3,190)
Net cash (used for) provided by financing activities	(1,093)	81,325	(170,718)	2,981	(87,505)
Effect of exchange rate changes on cash and cash equivalents	—	—	968	—	968
Net increase (decrease) in cash and cash equivalents	697	1	(54,554)	—	(53,856)
Cash and cash equivalents, beginning of period	873	10	253,647	—	254,530
Cash and cash equivalents, end of period	$1,570	$11	$199,093	$—	$200,674

Note 13 Subsequent Events

On April 21, 2017, our Board of Directors declared a cash dividend of $0.06 per common share, which will be paid on July 5, 2017 to shareholders of record at the close of business on June 14, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We often discuss expectations regarding our future markets, demand for our products and services, and our performance in our annual, quarterly and current reports, press releases, and other written and oral statements. Statements relating to matters that are not historical facts are “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These “forward-looking statements” are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “should,” “could,” “may,” “predict” and similar expressions are intended to identify forward-looking statements.

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

The above description of risks and uncertainties is by no means all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors that may affect us or our industry, please refer to Part I, Item 1A. — Risk Factors in our 2016 Annual Report.

Management Overview

This section is intended to help you understand our results of operations and our financial condition. This information is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto.

We own and operate the world’s largest land-based drilling rig fleet and are a leading provider of offshore platform and drilling rigs in the United States and multiple international markets. Our business is comprised of our global land-based and offshore drilling rig operations and other rig services, consisting of equipment manufacturing, rig instrumentation and optimization software. We also specialize in wellbore placement solutions and are a leading provider of directional drilling and MWD systems and services. Our business consists of four reportable operating segments: U.S., Canada, International and Rig Services.

Financial Results

Operating revenues for the three months ended March 31, 2017 totaled $562.6 million, representing a decrease of $35.0 million, or 6%, compared to the three months ended March 31, 2016. Although we have seen an increase in the number of rigs working in the U.S., spot prices remain under pricing pressure. Internationally, we experienced a decline in the number of rigs working, approximately 19%, which further impacted operating revenue for the quarter.

Net loss from continuing operations totaled $147.6 million for the three months ended March 31, 2017 ($0.52 per diluted share) compared to a net loss from continuing operations of $396.6 million ($1.41 per diluted share) for the three months ended March 31, 2016. This improvement was primarily a result of no longer maintaining an equity method investment in CJES, which accounted for $344.3 million of the net loss during the three months ended March 31, 2016 from our share of the net loss of CJES as well as impairment charges associated with the investment. Approximately $64.3 million and $18.6 million of the net loss during the three months ended March 31, 2017 and 2016, respectively, was attributable to our segment adjusted operating income (loss), which is our primary measure of operating performance.  See Segment Results of Operations for further information on the changes to segment adjusted operating income (loss).

General and administrative expenses for the three months ended March 31, 2017 totaled $63.4 million, representing a marginal increase of $1.1 million, or 2% compared to the three months ended March 31, 2016. This is reflective of a slight increase in salaries and compensation.

Research and engineering expenses for the three months ended March 31, 2017 totaled $11.8 million, representing an increase of $3.6 million, or 44%, compared to the three months ended March 31, 2016. The increase resulted from an increase in headcount and compensation in combination with increased efforts towards a number of strategic research and engineering projects as the market rebalances and activity begins to accelerate.

Depreciation and amortization expense for the three months ended March 31, 2017 was $203.7 million, representing a decrease of $12.1 million, or 6%, compared to the three months ended March 31, 2016. The decrease was primarily due to the impact from retirements and impairments of various rigs and rig equipment in late 2016.

In January 2017, Nabors Delaware issued $575 million in aggregate principal amount of 0.75% exchangeable senior unsecured notes due 2024, which are fully and unconditionally guaranteed by Nabors. The net proceeds from the offering of the exchangeable notes were used to prepay the remaining balance of our unsecured term loan originally scheduled to mature in 2020, as well as to pay approximately $40.3 million for the cost of the capped call transactions related to the note offering. The remaining net proceeds from the offering were allocated for general corporate purposes, including the repurchase of approximately $162.5 million aggregate principal amount of our 6.15% senior notes due February 2018.

Segment Results of Operations

Our business is comprised of our global land-based and offshore drilling rig operations and other rig services, consisting of equipment manufacturing, rig instrumentation and optimization software. We also specialize in wellbore placement solutions and are a leading provider of directional drilling and MWD systems and services. Our business consists of four reportable operating segments: U.S., Canada, International and Rig Services. Our Rig Services segment is comprised of our drilling technology and top drive manufacturing, directional drilling, rig instrumentation and software services.

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

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	March 31,
	2017	2016	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
U.S.
Operating revenues	$161,934	$148,676	$13,258	9%
Adjusted operating income (loss)	$(63,182)	$(47,559)	$(15,623)	(33)%
Average rigs working (1)	88.8	64.9	23.9	37%

Canada
Operating revenues	$27,808	$17,494	$10,314	59%
Adjusted operating income (loss)	$(4,011)	$(7,278)	$3,267	45%
Average rigs working (1)	22.0	12.5	9.5	76%

International
Operating revenues	$338,223	$401,055	$(62,832)	(16)%
Adjusted operating income (loss)	$11,974	$46,872	$(34,898)	(74)%
Average rigs working (1)	89.8	110.5	(20.7)	(19)%

Rig Services
Operating revenues	$71,441	$53,853	$17,588	33%
Adjusted operating income (loss)	$(9,109)	$(10,644)	$1,535	14%

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

Operating revenues increased slightly during the three months ended March 31, 2017 compared to the corresponding 2016 period primarily due to a 37% increase in the average number of rigs working during the first quarter of 2017 compared to 2016. Although we experienced an increase in activity, spot rates remain under pricing pressure which mitigated the impact of the rig count increase. Additionally, we incurred incremental costs associated with the conversion of rigs stacked on rate to operating, including reactivation and relocation costs.

Canada

Operating results increased during the three months ended March 31, 2017 compared to the corresponding 2016 period due to an increase in drilling rig activity, as evidenced by a 76% increase in average number of rigs working during the first quarter of 2017 compared to 2016.

International

Operating results decreased during the three months ended March 31, 2017 compared to the corresponding 2016 period primarily due to the loss of revenue and increased costs related to downtime incurred to perform structural work on many of our rigs in our largest international market. Additionally, results were negatively impacted by a 19% reduction in average number of rigs working during the first quarter of 2017 compared to 2016. Partially offsetting these declines were increased drilling activity in Colombia and Kuwait.

Rig Services

Operating results increased during the three months ended March 31, 2017 compared to the corresponding 2016 period primarily due to an increase in drilling activity and demand for our products and services.

OTHER FINANCIAL INFORMATION

Earnings (losses) from unconsolidated affiliates

Earnings (losses) from unconsolidated affiliates represents our share of the net income (loss), as adjusted for our basis differences, of our equity method investments. We previously accounted for our investment in CJES on a one-quarter lag through June 30, 2016. On July 20, 2016, CJES voluntarily filed for protection under Chapter 11 of the Bankruptcy Code. As a result, beginning with the third quarter of 2016, we ceased accounting for our investment under the equity method of accounting. The three months ended March 31, 2016 includes our share of the net income (loss) of CJES from October 1, 2015 through December 31, 2015, resulting in a loss of $167.1 million, inclusive of charges of $131.2 million representing our share of CJES’s fixed asset impairment charges for the period.

Interest expense

Interest expense for the three months ended March 31, 2017 was $56.5 million, representing an increase of $10.8 million, or 24%, compared to the three months ended March 31, 2016. The increase was primarily due to the additional interest expense related to the issuance of $600 million in aggregate principal amount of 5.5% senior notes due 2023 during December 2016 as well as the issuance of $575 million in aggregate principal amount of 0.75% senior exchangeable notes due 2024 during January 2017.

Other, net

Other, net for the three months ended March 31, 2017 was $13.5 million of expense, which included a loss on debt buy-backs of $8.6 million, net losses on sales and disposals of assets of approximately $2.9 million, increases to our litigation reserves of $0.8 million and foreign currency exchange losses of $0.9 million.

Other, net for the three months ended March 31, 2016 was $182.4 million of expense, of which the majority, or $177.2 million, is attributable to impairments associated with our CJES holdings. During the quarter, we determined the carrying value of our investment in CJES was other than temporarily impaired, which resulted in an impairment charge of $153.4 million to reduce our carrying value to its estimated fair value determined principally based on the average price over a specified period. The balance of the impairment was attributable to our reserve of certain other amounts associated with our CJES holdings, including affiliate receivables. Further contributing to the expense for the quarter were net losses on sales and disposals of assets of approximately $5.3 million and foreign currency exchange losses of approximately $4.2 million, partially offset by a net gain on debt buybacks of approximately $6.0 million.

Income tax rate

Our worldwide effective tax rate during the three months ended March 31, 2017 was 14.8% compared to 11.6% during the three months ended March 31, 2016. The change was attributable to the effect of the geographic mix of pre-tax earnings (losses), including lower losses in low and high tax jurisdictions.  The tax effect of our share of the net loss of CJES during the three months ended March 31, 2016 also contributed to the change.

Discontinued Operations

Our discontinued operations during the three months ended March 31, 2017 and 2016 consisted of our historical wholly owned oil and gas businesses. Income (loss) from discontinued operations during the three months ended March 31, 2017 was a loss of $0.4 million compared to $0.9 million during the three months ended March 31, 2016.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and commercial paper program, and cash generated from operations. As of March 31, 2017, we had cash and short-term investments of $228.6 million and working capital of $351.0 million. As of December 31, 2016, we had cash and short-term investments of $295.2 million and working capital of $333.9 million. At March 31, 2017, we had no borrowings outstanding under our $2.25 billion revolving credit facility and commercial paper program.

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

In January 2017, Nabors Delaware issued $575 million in aggregate principal amount of its 0.75% exchangeable senior unsecured notes due 2024, which are fully and unconditionally guaranteed by Nabors. The net proceeds from the offering of the exchangeable notes were used to prepay the remaining balance of our unsecured term loan originally scheduled to mature in 2020, as well as to pay approximately $40.3 million for the cost of the capped call transactions. The remaining net proceeds from the offering were allocated for general corporate purposes, including the repurchase of approximately $162.5 million aggregate principal amount of our 6.15% senior notes due February 2018.

We had 15 letter-of-credit facilities with various banks as of March 31, 2017. Availability under these facilities as of March 31, 2017 was as follows:

March 31,
2017
(In thousands)
Credit available	$758,906
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	126,623
Remaining availability	$632,283

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

Our gross debt to capital ratio was 0.54:1 as of March 31, 2017 and 0.52:1 as of December 31, 2016. Our net debt to capital ratio was 0.52:1 as of March 31, 2017 and 0.50:1 as of December 31, 2016. The gross debt to capital ratio is calculated by dividing (x) total debt by (y) total capital. Total capital is defined as total debt plus shareholders’ equity. Net debt is defined as total debt minus the sum of cash and cash equivalents and short-term investments. Availability under the revolving credit facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. Neither the gross debt to capital ratio nor the net debt to capital ratio is a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 2.9:1 as of March 31, 2017 and 3.4:1 as of December 31, 2016. The interest coverage ratio is a trailing 12-month quotient of the sum of (x) operating revenues, direct costs, general and administrative expenses and research and engineering expenses divided by (y) interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our current cash and investments, projected cash flows from operations and our revolving credit facility are expected to adequately finance our purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for the next 12 months.

Future Cash Requirements

We expect capital expenditures over the next 12 months to be less than $0.7 billion. Purchase commitments outstanding at March 31, 2017 totaled approximately $219.7 million, primarily for rig-related enhancements, new rig equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned. We believe these programs will result in the enhancement of a significant number of rigs in our existing Lower 48 fleet. When the programs are completed, we expect to have a larger fleet of high-specification land rigs deployed in the Lower 48. We believe the capabilities of these high-specification rigs will meet or exceed requirements from customers.

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

There have been no material changes to the contractual cash obligations table that was included in our 2016 Annual Report.

On August 25, 2015, our Board of Directors authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400 million of our common shares by various means, including in the open market or in privately negotiated transactions. This authorization does not have an expiration date and does not obligate us to repurchase any of our common shares. Through March 31, 2017, we repurchased 10.9 million of our common shares for an aggregate purchase price of approximately $101.3 million under this program. As of March 31, 2017, the remaining amount authorized under the program that may be used to purchase shares was $298.7 million. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of March 31, 2017, our subsidiaries held 49.7 million of our common shares.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the three months ended March 31, 2017 and 2016 below.

Operating Activities.  Net cash used for operating activities totaled $58.0 million during the three months ended March 31, 2017, compared to net cash provided of $161.5 million during the corresponding 2016 period. Operating cash flows are our primary source of capital and liquidity. The decrease in our operating cash flows was due in part to the decrease in adjusted operating income as a direct result of reductions in the level of drilling activity in our International drilling segment. Additionally, changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are significant factors affecting operating cash flows. Bonuses and semi-annual interest payments are paid out during the first quarter, which is reflected in the changes in working capital items. Changes in working capital items used $93.9 million and provided $53.2 million in cash during the three months ended March 31, 2017 and 2016, respectively.

Investing Activities.  Net cash used for investing activities totaled $180.2 million during the three months ended March 31, 2017 compared to $128.8 million during the corresponding 2016 period. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the three months ended March 31, 2017 and 2016, we used cash for capital expenditures totaling $183.4 million and $129.9 million, respectively.

Financing Activities.  Net cash provided by financing activities totaled $172.9 million during the three months ended March 31, 2017 compared to net cash used of $87.5 million during the corresponding 2016 period. During the three months ended March 31, 2017 we received net proceeds in connection with the issuance of our exchangeable senior unsecured notes of $520.5 million. This was partially offset by the repayment of the remaining balance of our unsecured term loan of $162.5 million and the repurchase of $170.5 million in long-term debt due in 2018. Additionally, we paid dividends of $17.1 million and had proceeds of $8.3 million due to stock options exercised during the three months ended March 31, 2017. During the three months ended March 31, 2016, we repurchased $148.0 million in long-term debt, partially offset by amounts borrowed under our revolving credit facility, net, of $80.0 million.

Other Matters

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2017	2018	2019	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$276,391	518	11,914	—	$288,823

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2016 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d‑15(e) under the Exchange Act) designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. We have investments in certain unconsolidated entities that we do not control or manage. Because we do not control or manage these entities, our disclosure controls and procedures with respect to these entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the information set forth elsewhere in this report, the risk factors set forth in Item 1A. Risk Factors in our 2016 Annual Report should be carefully considered when evaluating us. These risks are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended March 31, 2017 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
January 1 - January 31	41	$17.45	—	298,716
February 1 - February 28	196	$15.31	—	298,716
March 1 - March 31	119	$13.66	—	298,716

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

(2)

In August 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $400 million of our common shares in the open market or in privately negotiated transactions. Through March 31, 2017, we repurchased 10.9 million of our common shares for an aggregate purchase price of approximately $101.3 million under this program. As of March 31, 2017, we had $298.7 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares are held by our subsidiaries are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of March 31, 2017, our subsidiaries held 49.7 million of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1

Indenture, dated as of January 13, 2017, by and among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, Citibank, N.A., as securities administrator and Wilmington Trust, National Association, as trustee.*

10.1(a)(+)	Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 (File No. 333-212781) filed with the SEC on July 29, 2016).
10.1(b)(+)	Form of Stock Option Agreement – Others, pursuant to the 2016 Stock Plan.*
10.1(c)(+)	Form of Restricted Stock Agreement – Others, pursuant to the 2016 Stock Plan.*
10.1(d)(+)	Form of Nabors Industries Ltd. TSR Stock Grant Agreement – Anthony G. Petrello, pursuant to the 2016 Stock Plan.*
10.1(e)(+)	Form of Nabors Corporate Services, Inc. TSR Stock Grant Agreement – Anthony G. Petrello, pursuant to the 2016 Stock Plan*
10.1(f)(+)	Form of Nabors Industries Ltd. TSR Stock Grant Agreement – William Restrepo, pursuant to the 2016 Stock Plan.*
10.1(g)(+)	Form of Nabors Corporate Services, Inc. TSR Grant Agreement – William Restrepo, pursuant to the 2016 Stock Plan*
10.1(h)(+)	Form of Nabors Industries Ltd. Restricted Stock Agreement – Anthony G. Petrello, pursuant to the 2016 Stock Plan.*
10.1(i)(+)	Form of Nabors Corporate Services, Inc. Restricted Stock Agreement – Anthony G. Petrello, pursuant to the 2016 Stock Plan.*
10.1(j)(+)	Form of Nabors Industries Ltd. Restricted Stock Agreement – William Restrepo, pursuant to the 2016 Stock Plan.*
10.1(k)(+)	Form of Nabors Corporate Services, Inc. Restricted Stock Agreement – William Restrepo, pursuant to the 2016 Stock Plan.*
10.2(+)	Form of Stock Option Agreement to the Amended and Restated 1999 Stock Option Plan for Non-Employee Directors.*
10.3(a)(+)	Nabors Industries, Inc. Executive Deferred Compensation Plan (as Amended and Restated Effective as of April 1, 2017).*
10.3(b)(+)	Form of Deferred Bonus Agreement under the Nabors Industries, Inc. Executive Deferred Compensation Plan.*
10.4	Nabors Industries, Inc. Deferred Compensation Plan (as Amended and Restated Effective as of January 1, 2017).*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	April 28, 2017

Exhibit No.	Description
4.1

Indenture, dated as of January 13, 2017, by and among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, Citibank, N.A., as securities administrator and Wilmington Trust, National Association, as trustee.*

10.1(a)(+)	Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 (File No. 333-212781) filed with the SEC on July 29, 2016).
10.1(b)(+)	Form of Stock Option Agreement – Others, pursuant to the 2016 Stock Plan.*
10.1(c)(+)	Form of Restricted Stock Agreement – Others, pursuant to the 2016 Stock Plan.*
10.1(d)(+)	Form of Nabors Industries Ltd. TSR Stock Grant Agreement – Anthony G. Petrello, pursuant to the 2016 Stock Plan.*
10.1(e)(+)	Form of Nabors Corporate Services, Inc. TSR Stock Grant Agreement – Anthony G. Petrello, pursuant to the 2016 Stock Plan*
10.1(f)(+)	Form of Nabors Industries Ltd. TSR Stock Grant Agreement – William Restrepo, pursuant to the 2016 Stock Plan.*
10.1(g)(+)	Form of Nabors Corporate Services, Inc. TSR Grant Agreement – William Restrepo, pursuant to the 2016 Stock Plan*
10.1(h)(+)	Form of Nabors Industries Ltd. Restricted Stock Agreement – Anthony G. Petrello, pursuant to the 2016 Stock Plan.*
10.1(i)(+)	Form of Nabors Corporate Services, Inc. Restricted Stock Agreement – Anthony G. Petrello, pursuant to the 2016 Stock Plan.*
10.1(j)(+)	Form of Nabors Industries Ltd. Restricted Stock Agreement – William Restrepo, pursuant to the 2016 Stock Plan.*
10.1(k)(+)	Form of Nabors Corporate Services, Inc. Restricted Stock Agreement – William Restrepo, pursuant to the 2016 Stock Plan.*
10.2(+)	Form of Stock Option Agreement to the Amended and Restated 1999 Stock Option Plan for Non-Employee Directors.*
10.3(a)(+)	Nabors Industries, Inc. Executive Deferred Compensation Plan (as Amended and Restated Effective as of April 1, 2017).*
10.3(b)(+)	Form of Deferred Bonus Agreement under the Nabors Industries, Inc. Executive Deferred Compensation Plan.*
10.4	Nabors Industries, Inc. Deferred Compensation Plan (as Amended and Restated Effective as of January 1, 2017).*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
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

*Filed herewith.

(+)Management contract or compensatory plan or arrangement.