Form 10-Q
period 2017-06-30
NABORS INDUSTRIES LTD
filed 2017-08-03
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

YES ☐  NO ☒

The number of common shares, par value $.001 per share, outstanding as of July 31, 2017 was 285,816,124, excluding 49,672,636 common shares held by our subsidiaries, or 335,488,760 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2017	2016
	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$196,567	$264,093
Short-term investments	35,476	31,109
Accounts receivable, net	582,787	508,355
Inventory, net	108,141	103,595
Assets held for sale	78,407	76,668
Other current assets	172,790	172,019
Total current assets	1,174,168	1,155,839
Property, plant and equipment, net	6,142,216	6,267,583
Goodwill	167,246	166,917
Deferred tax asset	409,671	366,586
Other long-term assets	199,157	230,090
Total assets	$8,092,458	$8,187,015
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$124	$297
Trade accounts payable	261,115	264,578
Accrued liabilities	592,060	543,248
Income taxes payable	23,268	13,811
Total current liabilities	876,567	821,934
Long-term debt	3,740,248	3,578,335
Other long-term liabilities	390,501	522,456
Deferred income taxes	12,364	9,495
Total liabilities	5,019,680	4,932,220
Commitments and contingencies (Note 7)
Equity:
Shareholders’ equity:
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 335,499 and 333,598, respectively	336	334
Capital in excess of par value	2,617,719	2,521,332
Accumulated other comprehensive income (loss)	4,794	(12,119)
Retained earnings	1,722,335	2,033,427
Less: treasury shares, at cost, 49,673 and 49,673 common shares, respectively	(1,295,949)	(1,295,949)
Total shareholders’ equity	3,049,235	3,247,025
Noncontrolling interest	23,543	7,770
Total equity	3,072,778	3,254,795
Total liabilities and equity	$8,092,458	$8,187,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$631,355	$571,591	$1,193,905	$1,169,162
Earnings (losses) from unconsolidated affiliates	—	(54,769)	2	(221,920)
Investment income (loss)	(886)	270	(165)	613
Total revenues and other income	630,469	517,092	1,193,742	947,855

Costs and other deductions:
Direct costs	417,521	341,279	805,165	706,302
General and administrative expenses	63,695	56,624	127,104	118,958
Research and engineering	11,343	8,180	23,100	16,342
Depreciation and amortization	208,090	218,913	411,762	434,731
Interest expense	54,688	45,237	111,206	90,967
Other, net	10,104	74,607	23,614	257,011
Total costs and other deductions	765,441	744,840	1,501,951	1,624,311
Income (loss) from continuing operations before income taxes	(134,972)	(227,748)	(308,209)	(676,456)
Income tax expense (benefit):
Current	14,313	15,898	37,002	30,723
Deferred	(33,809)	(57,081)	(82,107)	(123,970)
Total income tax expense (benefit)	(19,496)	(41,183)	(45,105)	(93,247)
Income (loss) from continuing operations, net of tax	(115,476)	(186,565)	(263,104)	(583,209)
Income (loss) from discontinued operations, net of tax	(15,504)	(984)	(15,943)	(1,910)
Net income (loss)	(130,980)	(187,549)	(279,047)	(585,119)
Less: Net (income) loss attributable to noncontrolling interest	(1,971)	2,899	(2,888)	2,175
Net income (loss) attributable to Nabors	$(132,951)	$(184,650)	$(281,935)	$(582,944)

Amounts attributable to Nabors:
Net income (loss) from continuing operations	$(117,447)	$(183,666)	$(265,992)	$(581,034)
Net income (loss) from discontinued operations	(15,504)	(984)	(15,943)	(1,910)
Net income (loss) attributable to Nabors	$(132,951)	$(184,650)	$(281,935)	$(582,944)

Earnings (losses) per share:
Basic from continuing operations	$(0.41)	$(0.65)	$(0.93)	$(2.06)
Basic from discontinued operations	(0.05)	—	(0.06)	(0.01)
Total Basic	$(0.46)	$(0.65)	$(0.99)	$(2.07)
Diluted from continuing operations	$(0.41)	$(0.65)	$(0.93)	$(2.06)
Diluted from discontinued operations	(0.05)	—	(0.06)	(0.01)
Total Diluted	$(0.46)	$(0.65)	$(0.99)	$(2.07)
Weighted-average number of common shares outstanding:
Basic	278,916	276,550	278,348	276,201
Diluted	278,916	276,550	278,348	276,201

Dividends declared per common share	$0.06	$0.06	$0.06	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss) attributable to Nabors	$(132,951)	$(184,650)	$(281,935)	$(582,944)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	10,879	3,458	14,739	36,820
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	3,785	1,280	584	2,049
Less: reclassification adjustment for (gains) losses included in net income (loss)	1,341	—	1,341	—
Unrealized gains (losses) on marketable securities	5,126	1,280	1,925	2,049
Pension liability amortization and adjustment	50	294	100	468
Unrealized gains (losses) and amortization on cash flow hedges	153	153	306	306
Other comprehensive income (loss), before tax	16,208	5,185	17,070	39,643
Income tax expense (benefit) related to items of other comprehensive income (loss)	78	171	157	300
Other comprehensive income (loss), net of tax	16,130	5,014	16,913	39,343
Comprehensive income (loss) attributable to Nabors	(116,821)	(179,636)	(265,022)	(543,601)
Net income (loss) attributable to noncontrolling interest	1,971	(2,899)	2,888	(2,175)
Translation adjustment attributable to noncontrolling interest	108	42	157	461
Comprehensive income (loss) attributable to noncontrolling interest	2,079	(2,857)	3,045	(1,714)
Comprehensive income (loss)	$(114,742)	$(182,493)	$(261,977)	$(545,315)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(279,047)	$(585,119)
Adjustments to net income (loss):
Depreciation and amortization	413,072	436,164
Deferred income tax expense (benefit)	(83,294)	(124,721)
Impairments and other charges	—	26,246
Deferred financing costs amortization	3,516	2,241
Discount amortization on long-term debt	9,787	1,111
Losses (gains) on debt buyback	15,944	(6,027)
Losses (gains) on long-lived assets, net	124	7,735
Losses (gains) on investments, net	1,342	—
Impairments on equity method holdings	—	216,242
Share-based compensation	18,045	16,596
Foreign currency transaction losses (gains), net	2,491	7,018
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	(2)	221,920
Other	(2,636)	2,822
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(88,964)	255,945
Inventory	(4,125)	5,222
Other current assets	(8,137)	(6,609)
Other long-term assets	29,569	33,234
Trade accounts payable and accrued liabilities	75,961	(103,864)
Income taxes payable	12,718	(27,387)
Other long-term liabilities	(125,894)	(42,097)
Net cash (used for) provided by operating activities	(9,530)	336,672
Cash flows from investing activities:
Purchases of investments	(4,489)	—
Sales and maturities of investments	12,429	367
Capital expenditures	(315,769)	(193,234)
Proceeds from sales of assets and insurance claims	18,796	13,834
Other	(384)	38
Net cash (used for) provided by investing activities	(289,417)	(178,995)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(42)	294
Proceeds from issuance of long-term debt	411,200	—
Debt issuance costs	(11,037)	—
Proceeds from revolving credit facilities	100,000	260,000
Reduction in revolving credit facilities	—	(260,000)
Proceeds from (payments for) issuance of common shares	8,300	39
Repurchase of common shares	—	(1,687)
Distributions to Non-controlling interest	(6,982)	—
Non-controlling interest contribution	20,000	—
Reduction in long-term debt	(377,983)	(148,045)
Dividends to shareholders	(34,197)	(16,922)
Proceeds from (payment for) commercial paper, net	171,985	(1,500)
Cash proceeds from equity component of exchangeable debt	159,952	—
Payments on term loan	(162,500)	—
Proceeds from (payments for) short-term borrowings	(173)	(6,333)
Purchase of capped call hedge transactions	(40,250)	—
Other	(7,844)	(4,280)
Net cash (used for) provided by financing activities	230,429	(178,434)
Effect of exchange rate changes on cash and cash equivalents	992	(21)
Net increase (decrease) in cash and cash equivalents	(67,526)	(20,778)
Cash and cash equivalents, beginning of period	264,093	254,530
Cash and cash equivalents, end of period	$196,567	$233,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated
	Common Shares		in Excess	Other			Non-
		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2015	330,526	331	2,493,100	(47,593)	3,131,134	(1,294,262)	11,158	4,293,868
Net income (loss)	—	—	—	—	(582,944)	—	(2,175)	(585,119)
Dividends to shareholders ($0.06 per share)	—	—	—	—	(33,925)	—	—	(33,925)
Repurchase of treasury shares	—	—	—	—	—	(1,687)	—	(1,687)
Other comprehensive income (loss), net of tax	—	—	—	39,343	—	—	461	39,804
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	4	—	39	—	—	—	—	39
Share-based compensation	—	—	16,596	—	—	—	—	16,596
Other	2,524	2	(4,284)	—	—	—	(2,596)	(6,878)
As of June 30, 2016	333,054	$333	$2,505,451	$(8,250)	$2,514,265	$(1,295,949)	$6,848	$3,722,698

As of December 31, 2016	333,598	$334	$2,521,332	$(12,119)	$2,033,427	$(1,295,949)	$7,770	$3,254,795
Net income (loss)	—	—	—	—	(281,935)	—	2,888	(279,047)
Dividends to shareholders ($0.06 per share)	—	—	—	—	(34,307)	—	—	(34,307)
Other comprehensive income (loss), net of tax	—	—	—	16,913	—	—	157	17,070
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	843	1	8,299	—	—	—	—	8,300
Share-based compensation	—	—	18,045	—	—	—	—	18,045
Equity component of exchangeable debt	—	—	116,195	—	—	—	—	116,195
Capped call transactions	—	—	(40,250)	—	—	—	—	(40,250)
Adoption of ASU No. 2016-09	—	—	1,943	—	5,150	—	—	7,093
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	13,018	13,018
Other	1,058	1	(7,845)	—	—	—	(290)	(8,134)
As of June 30, 2017	335,499	$336	$2,617,719	$4,794	$1,722,335	$(1,295,949)	$23,543	$3,072,778

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

As a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, our fleet of rigs and drilling-related equipment as of June 30, 2017 included:

•	405 actively marketed rigs for land-based drilling operations in the United States, Canada and approximately 20 other countries throughout the world; and

•	41 actively marketed rigs for offshore drilling operations in the United States and multiple international markets.

Our business consists of four reportable operating segments: U.S., Canada, International and Rig Services.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position as of June 30, 2017 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the six months ended June 30, 2017 may not be indicative of results that will be realized for the full year ending December 31, 2017.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of Nabors, as well as all majority owned and non-majority owned subsidiaries required to be consolidated under GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

During 2016, we entered into an agreement with Saudi Arabian Development Company, a wholly-owned subsidiary of Saudi Arabian Oil Company (“Saudi Aramco”), to form a new joint venture to own, manage and operate onshore drilling rigs in The Kingdom of Saudi Arabia. The joint venture, which is equally owned by Saudi Aramco and Nabors, is expected to commence operations in the second half of 2017. In May 2017, Nabors and Saudi Aramco each contributed $20 million in cash for formation of the joint venture. We have consolidated this joint venture which, as of June 30, 2017, is limited to the $40 million of cash mentioned above to be used exclusively by the joint venture to fund future operations.

Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method. Our share of the net income (loss) of these entities is recorded as earnings (losses) from unconsolidated affiliates in our condensed consolidated statements of income (loss). The investments in these entities are included in investment in other long-term assets in our condensed consolidated balance sheets. We historically recorded our share of the net income (loss) of our equity method investment in C&J Energy Services, Ltd. (“CJES”) on a one-quarter lag, as we were not able to obtain the financial information of CJES on a timely basis. During the third quarter of 2016, CJES filed for bankruptcy, at which time we ceased accounting for our investment in CJES as an equity method investment. See Note 3 — Investments in Unconsolidated Affiliates.

Revenue Recognition

We recognize revenues and costs on daywork contracts daily as the work progresses. For certain contracts, we receive lump-sum payments for the mobilization of rigs and other drilling equipment. We defer revenue related to mobilization periods and recognize the revenue over the term of the related drilling contract. We also defer recognition of revenue on amounts received from customers for prepayment of services until those services are provided. At June 30, 2017 and December 31, 2016, our deferred revenues classified as accrued liabilities were $278.3 million and $255.6 million, respectively. At June 30, 2017 and December 31, 2016, our deferred revenues classified as other long-term liabilities were $191.8 million and $321.0 million, respectively.

Costs incurred related to a mobilization period for which a contract is secured are deferred and recognized over the term of the related drilling contract. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. At June 30, 2017 and December 31, 2016, our deferred expenses classified as other current assets were $69.4 million and $63.4 million, respectively. At June 30, 2017 and December 31, 2016, our deferred expenses classified as other long-term assets were $48.2 million and $69.5 million, respectively.

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

Inventory, net

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	June 30,	December 31,
	2017	2016
	(In thousands)
Raw materials	$86,365	$84,431
Work-in-progress	8,701	1,204
Finished goods	13,075	17,960
	$108,141	$103,595

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

Significant and unanticipated changes to the assumptions could result in future impairments. A significantly prolonged period of lower oil and natural gas prices could adversely affect the demand for and prices of our services. As such, we will continue to assess our asset fleet for triggering events, particularly our legacy and undersized rigs. Should we experience weakening in the market for a prolonged period for any specific rig class, this could result in future impairment charges or retirements of assets. As the determination of whether impairment charges should be recorded on our long-lived assets is subject to significant management judgment, and an impairment of these assets could result in a material charge on our condensed consolidated statements of income (loss), management believes that accounting estimates related to impairment of long-lived assets are critical.

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

Our estimated fair values of our reporting units incorporate judgment and the use of estimates by management. Potential triggering events requiring assessment include a further or sustained decline in our stock price, declines in oil and natural gas prices, a variance in results of operations from forecasts, a change in operating strategy of assets and additional transactions in the oil and gas industry. Another factor in determining whether a triggering event has occurred is the relationship between our market capitalization and our book value. As part of our annual review, we compare the sum of our reporting units’ estimated fair value, which includes the estimated fair value of non-operating assets and liabilities, less debt, to our market capitalization and assess the reasonableness of our estimated fair value. Any of the above-mentioned factors may cause us to re-evaluate goodwill during any quarter throughout the year.

Based on our annual review during the second quarter of 2017, we did not record a goodwill impairment.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other, which simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under this new standard, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognize an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for fiscal years beginning after December 15, 2019. We have elected to early adopt this guidance on a prospective basis for our annual goodwill impairment test performed subsequent to January 1, 2017. The adoption of this standard did not have an impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, relating to the revenue recognition from contracts with customers that creates a common revenue standard for GAAP and IFRS. The core principle will require recognition of revenue to represent the transfer of promised goods or services to customers in an amount that reflects the consideration, including costs incurred, to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. Throughout 2017 we have taken many steps towards quantifying the impact of the new standard on our contracts. We have identified and reviewed our revenue streams, identified a subset of contracts to represent these revenue streams and performed a detailed analysis of such contracts. As part of this analysis, we identified specific areas impacted under the new standard. We have now expanded our population and are reviewing our contracts in order to quantify the consolidated impact of such changes. At this time, we expect to apply the modified retrospective approach during the first quarter of 2018. However, we are still evaluating the requirements to determine the impact of the adoption on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, relating to leases to increase transparency and comparability among companies. This standard requires that all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. Additionally, this standard will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for public companies for fiscal years beginning after December 15, 2018. Early application is permitted. This standard requires an entity to separate lease components from nonlease components within a contract. While the lease components would be accounted for under ASU No. 2016-02, nonlease components would be accounted for under ASU No. 2014-09. Therefore, we are evaluating ASU No. 2016-02 concurrently with the provisions of ASU No. 2014-09 and the impact this will have on our consolidated financial statements. We expect to adopt this guidance as of the effective date.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes, which improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This guidance is effective for public companies for fiscal years beginning after December 15, 2017. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, to provide guidance on the classification of restricted cash in the statement of cash flows. This guidance is effective for public companies for fiscal years beginning after December 15, 2017. Early application is permitted. The amendments in the ASU should be adopted on a retrospective basis. We are currently evaluating the impact this will have on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation, to reduce diversity in practice and provide clarity regarding existing guidance in ASC 718, “Stock Compensation”. The standard provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. This guidance is effective for public companies for fiscal years beginning after December 15, 2017. Early application is permitted. We are currently evaluating the impact that this will have on our consolidated financial statements.

Note 3 Investments in Unconsolidated Affiliates

On March 24, 2015, we completed the merger of our Completion & Production Services business with C&J Energy Services, Inc.. We received total consideration comprised of approximately $693.5 million in cash ($650.0 million after settlement of working capital requirements) and approximately 62.5 million common shares in the combined company, CJES, representing approximately 53% of the outstanding and issued common shares of CJES as of the closing date. We recognized our share of the net income (loss) of CJES, which was a loss of $54.8 million and $221.9 million, respectively, for the three and six months ended June 30, 2016, and is reflected in earnings (losses) from unconsolidated affiliates in our condensed consolidated statements of income (loss). Additionally, we recognized other-than-temporary impairment charges of $39.0 million and $192.4 million, respectively, during the three and six months ended June 30, 2016, which is reflected in other, net in our condensed consolidated statements of income (loss). During the third quarter of 2016, CJES commenced voluntarily cases under chapter 11 of the U.S. Bankruptcy code. As such, we ceased accounting for our investment in CJES as an equity method investment. In January 2017, CJES emerged from bankruptcy and as part of the settlement we received warrants to acquire the common equity in the reorganized CJES.

Note 4 Fair Value Measurements

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2017 consist of available-for-sale equity and debt securities. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During the three and six months ended June 30, 2017, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The majority of our short-term investments are categorized as Level 1 and had a fair value of $24.9 million as of June 30, 2017.  Additionally, we report our investment in the CJES warrants at fair value based on quoted market prices or prices quoted from third-party financial institutions. This measure is categorized as Level 2 and had a fair value of $10.6 million as of June 30, 2017.

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

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)
6.15% senior notes due February 2018	$465,083	$475,310	$827,539	$865,300
9.25% senior notes due January 2019	303,489	331,367	303,489	337,443
5.00% senior notes due September 2020	669,693	672,392	669,540	689,211
4.625% senior notes due September 2021	694,988	668,940	694,868	708,765
5.50% senior notes due January 2023	600,000	569,274	600,000	627,000
5.10% senior notes due September 2023	346,512	329,554	346,448	348,613
0.75% senior exchangeable notes due January 2024	420,061	459,626	—	—
Term loan facility	—	—	162,500	162,500
Revolving credit facility	100,000	100,000	—	—
Commercial paper	171,985	171,985	—	—
Other	124	124	297	297
	3,771,935	$3,778,572	3,604,681	$3,739,129
Less: deferred financing costs	31,563		26,049
	$3,740,372		$3,578,632

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 5 Debt

Debt consisted of the following:

	June 30,	December 31,
	2017	2016
	(In thousands)
6.15% senior notes due February 2018 (1)	$465,083	$827,539
9.25% senior notes due January 2019	303,489	303,489
5.00% senior notes due September 2020	669,693	669,540
4.625% senior notes due September 2021	694,988	694,868
5.50% senior notes due January 2023	600,000	600,000
5.10% senior notes due September 2023	346,512	346,448
0.75% senior exchangeable notes due January 2024	420,061	—
Term loan facility	—	162,500
Revolving credit facility	100,000	—
Commercial paper	171,985	—
Other	124	297
	3,771,935	3,604,681
Less: current portion	124	297
Less: deferred financing costs	31,563	26,049
	$3,740,248	$3,578,335

(1)	The 6.15% senior notes due February 2018 have been classified as long-term because we have the ability and intent to repay this obligation utilizing our revolving credit facility.

During the six months ended June 30, 2017, we repurchased or redeemed $363.2 million aggregate principal amount of our 6.15% senior notes due February 2018 for approximately $382.5 million in cash, reflecting principal and approximately $5.6 million of accrued and unpaid interest. The difference represents the premiums paid in connection with these repurchases or redemptions and is included in other, net in our condensed consolidated statement of income (loss) for the six months ended June 30, 2017.

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

Commercial Paper Program

As of June 30, 2017, we had approximately $172.0 million of commercial paper outstanding. The weighted average interest rate on borrowings at June 30, 2017 was 1.63%. Our commercial paper borrowings are classified as long-term debt because the borrowings are fully supported by availability under our revolving credit facility, which matures as currently structured in July 2020, more than one year from now.

Revolving Credit Facility

As of June 30, 2017, we had $100.0 million outstanding under our $2.25 billion revolving credit facility, which matures in July 2020. The weighted average interest rate on borrowings at June 30, 2017 was 2.52%. The revolving credit facility contains various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in the agreement. Availability under the revolving credit facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. We were in compliance with all covenants under the agreement at June 30, 2017. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

Term Loan Facility

On September 29, 2015, Nabors Delaware entered into a new five-year unsecured term loan facility for $325.0 million, which is fully and unconditionally guaranteed by us. The term loan facility contained a mandatory prepayment of $162.5 million due in September 2018, which was repaid in December 2016 utilizing a portion of the proceeds received in connection with the 5.50% senior notes offering. In January 2017, we repaid the remaining $162.5 million term loan utilizing the proceeds received in connection with the 0.75% senior exchangeable notes and the facility was terminated.

Note 6 Common Shares

During the six months ended June 30, 2016, we repurchased 0.3 million of our common shares in the open market for $1.7 million, all of which are held in treasury.

On April 21, 2017, a cash dividend of $0.06 per share was declared for shareholders of record on June 14, 2017. The dividend was paid on July 5, 2017 in the amount of $17.1 million and was charged to retained earnings in our condensed consolidated statement of changes in equity for the six months ended June 30, 2017.

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

We self-insure for certain losses relating to workers’ compensation, employers’ liability, general liability, automobile liability and property damage. Some of our workers’ compensation, employers’ liability and marine employers’ liability claims are subject to a $3.0 million per-occurrence deductible; additionally, some of our automobile liability claims are subject to a $2.5 million deductible. General liability claims remain subject to a $5.0 million per-occurrence deductible. Our policies were renewed effective April 1, 2017 and remain subject to these same deductibles.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $26.2 million (at June 30, 2017 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $18.2 million in excess of amounts accrued.

In March 2012, Nabors Global Holdings II Limited (“NGH2L”) signed an agreement with ERG Resources, LLC (“ERG”) relating to the sale of all of the Class A shares of NGH2L’s wholly owned subsidiary, Ramshorn International Limited, an oil and gas exploration company (“Ramshorn”) (“the ERG Agreement”). When ERG failed to meet its closing obligations, NGH2L terminated the transaction on March 19, 2012 and, as contemplated in the agreement, retained ERG’s $3.0 million escrow deposit. ERG filed suit the following day in the 61st Judicial District Court of Harris County, Texas, in a case styled ERG Resources, LLC v. Nabors Global Holdings II Limited, Ramshorn International Limited, and Parex Resources, Inc.; Cause No. 2012 16446, seeking injunctive relief to halt any sale of the shares to a third party, specifically naming as defendant Parex Resources, Inc. (“Parex”). The lawsuit also sought monetary damages of up to $750.0 million based on an alleged breach of contract by NGH2L and alleged tortious interference with contractual relations by Parex. We successfully defeated ERG’s effort to obtain a temporary restraining order from the Texas court on March 20, 2012 and completed the sale of Ramshorn’s Class A shares to a Parex affiliate in April 2012, which mooted ERG’s application for a temporary injunction. The defendants made numerous jurisdictional challenges on appeal, and on April 30, 2015, ERG filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Accordingly, the civil actions are currently subject to the bankruptcy stay and ERG’s claims in the lawsuit are assets of the estate. The lawsuit was stayed, pending further court actions, including appeals of the jurisdictional decisions. On June 17, 2016, the Texas Supreme Court issued its opinion on the jurisdictional appeal holding that jurisdiction exists in Texas for Ramshorn, but not for Parex Bermuda or Parex Canada. ERG retains its causes of action for monetary damages, but we believe the claims are foreclosed by the terms of the ERG Agreement and are without factual or legal merit. On December 28, 2016, the District Court granted Nabors’ Motion for Partial Summary Judgment to Enforce Exclusive Remedies Clause, holding that ERG’s potential recovery in the action may not exceed $4.5 million in accordance with the terms of the ERG Agreement. The plaintiffs challenged this ruling and Parex was poised to enter into a settlement agreement, over the objection of Nabors, whereby ERG would release Parex from all claims in exchange for a $15 million cash payment from Parex. The Parex settlement changed the dynamics of the ongoing litigation between Nabors and ERG, with all signs indicating that the bankrupt ERG intended to use the cash influx from Parex to pursue a low‐risk but potentially high‐reward strategy by continuing with its claim against Nabors. With this development Nabors re‐evaluated its options, noting that however remote, a negative outcome at trial had the potential for a significantly adverse financial impact. As a result, in order to mitigate expenses associated with what was proving to be lengthy and potentially costly litigation, Nabors has agreed to a settlement in which ERG will release NGH2L from all claims in exchange for a payment of $20 million by NGH2L. This settlement resulted in a pre-tax charge of $16.5 million, which is included in net income (loss) from discontinued operations within our condensed consolidated statement of income for the three and six months ended June 30, 2017. The parties are working on documenting the settlement, which will not include an admission of wrongdoing by NGH2L. It is anticipated that the settlement, including the payment from NGH2L, will occur during the third quarter of 2017.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2017	2018	2019	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$126,575	140,275	—	—	$266,850

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

Diluted earnings (losses) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and unvested restricted stock. Shares issuable upon exchange of the $575 million 0.75% exchangeable notes are not included in the calculation of diluted earnings (losses) per share unless the exchange value of the notes exceeds their principal amount at the end of the relevant reporting period, in which case the notes will be accounted for as if the number of common shares that would be necessary to settle the excess are issued. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings (losses) per share calculation, when the price of our shares exceeds $25.16 on the last trading day of the quarter, which did not occur during the six months ended June 30, 2017.

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(115,476)	$(186,565)	$(263,104)	$(583,209)
Less: net (income) loss attributable to noncontrolling interest	(1,971)	2,899	(2,888)	2,175
Less: (earnings) losses allocated to unvested shareholders	3,306	3,786	7,117	11,985
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(114,141)	$(179,880)	$(258,875)	$(569,049)
Income (loss) from discontinued operations, net of tax	$(15,504)	$(984)	$(15,943)	$(1,910)
Weighted-average number of shares outstanding - basic	278,916	276,550	278,348	276,201
Earnings (losses) per share:
Basic from continuing operations	$(0.41)	$(0.65)	$(0.93)	$(2.06)
Basic from discontinued operations	(0.05)	—	(0.06)	(0.01)
Total Basic	$(0.46)	$(0.65)	$(0.99)	$(2.07)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(114,141)	$(179,880)	$(258,875)	$(569,049)
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(114,141)	$(179,880)	$(258,875)	$(569,049)
Income (loss) from discontinued operations, net of tax	$(15,504)	$(984)	$(15,943)	$(1,910)
Weighted-average number of shares outstanding - basic	278,916	276,550	278,348	276,201
Add: dilutive effect of potential common shares	—	—	—	—
Weighted-average number of shares outstanding - diluted	278,916	276,550	278,348	276,201
Earnings (losses) per share:
Diluted from continuing operations	$(0.41)	$(0.65)	$(0.93)	$(2.06)
Diluted from discontinued operations	(0.05)	—	(0.06)	(0.01)
Total Diluted	$(0.46)	$(0.65)	$(0.99)	$(2.07)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Potentially dilutive securities excluded as anti-dilutive	4,469,382	5,379,424	4,558,594	5,397,068

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

Note 9 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	June 30,	December 31,
	2017	2016
	(In thousands)
Accrued compensation	$113,627	$116,775
Deferred revenue	278,252	255,626
Other taxes payable	22,001	16,419
Workers’ compensation liabilities	18,255	18,255
Interest payable	68,602	57,233
Litigation reserves	22,090	24,896
Current liability to discontinued operations	25,775	5,462
Dividends declared and payable	17,149	17,039
Other accrued liabilities	26,309	31,543
	$592,060	$543,248

Other, net included the following:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016		2017	2016
	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$(2,742)	$28,683	(1)	$133	$33,981	(1)
Charges related to our CJES holdings (2)	—	42,875		—	220,117
Litigation expenses	789	(313)		1,610	324
Foreign currency transaction losses (gains)	1,614	2,804		2,490	7,018
(Gain) loss on debt buyback	7,348	—		15,944	(6,027)
Other losses (gains)	3,095	558		3,437	1,598
	$10,104	$74,607		$23,614	$257,011

(1)

Includes charges of $19.7 million and $22.4 million, respectively, for the three and six months ended June 30, 2016 related to a reserve for amounts associated with our retained interest in the oil and gas properties located on the North Slope of Alaska and a $3.8 million charge to reduce the carrying value of one of our jack-up rigs, which was re-classified as assets held for sale at June 30, 2016, to its estimated fair value based on expected sales price.

(2)	Represents impairment charges related to our CJES holdings. See Note 3 — Investments in Unconsolidated Affiliates.

The changes in accumulated other comprehensive income (loss), by component, included the following:

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2016	$(1,670)	$(314)	$(6,568)	$(39,041)	$(47,593)
Other comprehensive income (loss) before reclassifications	—	2,049	—	36,820	38,869
Amounts reclassified from accumulated other comprehensive income (loss)	187	—	287	—	474
Net other comprehensive income (loss)	187	2,049	287	36,820	39,343
As of June 30, 2016	$(1,483)	$1,735	$(6,281)	$(2,221)	$(8,250)

(1)	All amounts are net of tax.

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2017	$(1,296)	$14,235	$(3,760)	$(21,298)	$(12,119)
Other comprehensive income (loss) before reclassifications	—	584	—	14,739	15,323
Amounts reclassified from accumulated other comprehensive income (loss)	187	1,341	62	—	1,590
Net other comprehensive income (loss)	187	1,925	62	14,739	16,913
As of June 30, 2017	$(1,109)	$16,160	$(3,698)	$(6,559)	$4,794

(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Interest expense	$153	$153	$306	$306
General and administrative expenses	50	294	100	468
Other expense (income), net	1,341	—	1,341	—
Total income (loss) from continuing operations before income tax	(1,544)	(447)	(1,747)	(774)
Tax expense (benefit)	(78)	(171)	(157)	(300)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(1,466)	$(276)	$(1,590)	$(474)

Note 10 Assets Held for Sale and Discontinued Operations

Assets Held for Sale

Assets held for sale as of June 30, 2017 and December 31, 2016 was $78.4 million and $76.7 million, respectively. These assets consisted primarily of our oil and gas holdings which are mainly in the Horn River basin in western Canada of $67.2 million and $65.0 million, respectively, as of the periods noted above and the operating results have been reflected in discontinued operations. The remainder represents assets that meet the criteria to be classified as assets held for sale, but do not represent a disposal of a component of an entity or a group of components of an entity representing a strategic shift that has or will have a major effect on the entity's operations and financial results.

The carrying value of our assets held for sale represents the lower of carrying value or fair value less costs to sell. We continue to market these properties at prices that are reasonable compared to current fair value.

Our liabilities held for sale as of June 30, 2017 includes a $20.0 million reserve in connection with the settlement of litigation associated with our previously owned Ramshorn International properties.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing associated with these properties held for sale. At June 30, 2017, our undiscounted contractual commitments for these contracts approximated $14.3 million and we had liabilities of $10.7 million, $5.8 million of which were classified as current and were included in accrued liabilities. At December 31, 2016, our undiscounted contractual commitments for these contracts approximated $17.2 million and we had liabilities of $12.5 million, $5.5 million of which were classified as current and were included in accrued liabilities.

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

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017		2016	2017		2016
	(In thousands)

Operating revenues (1)	$2,060		$384	$4,094		$761
Income (loss) from Oil & Gas discontinued operations:
Income (loss) from discontinued operations	$20		$(1,335)	$(570)		$(2,661)
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets	16,539	(2)	—	16,559	(2)	—
Less: Income tax expense (benefit)	(1,015)		(351)	(1,186)		(751)
Income (loss) from Oil and Gas discontinued operations, net of tax	$(15,504)		$(984)	$(15,943)		$(1,910)

(1)	Reflects operating revenues of our historical oil and gas operating segment.

(2)	Includes a charge of $16.5 million related to the settlement of litigation associated with our previously owned Ramshorn International properties.

Note 11 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Operating revenues:
Drilling & Rig Services:
U.S.	$187,344	$140,342	$349,278	$289,018
Canada	17,121	6,617	44,929	24,111
International	380,338	401,024	718,561	802,079
Rig Services	93,014	39,248	164,455	93,101
Subtotal Drilling & Rig Services	677,817	587,231	1,277,223	1,208,309

Other reconciling items (1)	(46,462)	(15,640)	(83,318)	(39,147)
Total	$631,355	$571,591	$1,193,905	$1,169,162

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Adjusted operating income (loss): (2)
Drilling & Rig Services:
U.S.	$(56,079)	$(48,328)	$(119,261)	$(95,887)
Canada	(5,014)	(10,831)	(9,025)	(18,109)
International	36,174	53,859	48,148	100,731
Rig Services	(1,268)	(19,657)	(10,377)	(30,301)
Total	$(26,187)	$(24,957)	$(90,515)	$(43,566)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Reconciliation of adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total segment adjusted operating income (loss) (2)	$(26,187)	$(24,957)	$(90,515)	$(43,566)
Other reconciling items (3)	(43,107)	(28,448)	(82,711)	(63,605)
Earnings (losses) from unconsolidated affiliates	—	(54,769)	2	(221,920)
Investment income (loss)	(886)	270	(165)	613
Interest expense	(54,688)	(45,237)	(111,206)	(90,967)
Other, net	(10,104)	(74,607)	(23,614)	(257,011)
Income (loss) from continuing operations before income taxes	$(134,972)	$(227,748)	$(308,209)	$(676,456)

	June 30,	December 31,
	2017	2016
	(In thousands)
Total assets:
Drilling & Rig Services:
U.S.	$3,273,973	$3,172,767
Canada	329,744	329,620
International	3,514,574	3,600,057
Rig Services	371,359	359,435
Subtotal Drilling & Rig Services	7,489,650	7,461,879
Other reconciling items (3)	602,808	725,136
Total	$8,092,458	$8,187,015

(1)	Represents the elimination of inter-segment transactions.

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of June 30, 2017 and December 31, 2016, statements of income (loss) and statements of other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016, and statements of cash flows for the six months ended June 30, 2017 and 2016 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	June 30, 2017
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$2,435	$16	$194,116	$—	$196,567
Short-term investments	—	—	35,476	—	35,476
Accounts receivable, net	—	—	582,787	—	582,787
Inventory, net	—	—	108,141	—	108,141
Assets held for sale	—	—	78,407	—	78,407
Other current assets	50	28,099	144,641	—	172,790
Total current assets	2,485	28,115	1,143,568	—	1,174,168
Property, plant and equipment, net	—	—	6,142,216	—	6,142,216
Goodwill	—	—	167,246	—	167,246
Intercompany receivables	146,431	—	1,038,891	(1,185,322)	—
Investment in consolidated affiliates	2,920,699	7,555,645	4,545,780	(15,022,124)	—
Deferred tax assets	—	493,576	409,671	(493,576)	409,671
Other long-term assets	—	114	271,186	(72,143)	199,157
Total assets	$3,069,615	$8,077,450	$13,718,558	$(16,773,165)	$8,092,458

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$124	$—	$124
Trade accounts payable	130	49	260,936	—	261,115
Accrued liabilities	20,250	70,670	501,140	—	592,060
Income taxes payable	—	—	23,268	—	23,268
Total current liabilities	20,380	70,719	785,468	—	876,567
Long-term debt	—	3,812,391	—	(72,143)	3,740,248
Other long-term liabilities	—	22,800	367,701	—	390,501
Deferred income taxes	—	—	505,940	(493,576)	12,364
Intercompany payable	—	1,185,322	—	(1,185,322)	—
Total liabilities	20,380	5,091,232	1,659,109	(1,751,041)	5,019,680
Shareholders’ equity	3,049,235	2,986,218	12,035,906	(15,022,124)	3,049,235
Noncontrolling interest	—	—	23,543	—	23,543
Total equity	3,049,235	2,986,218	12,059,449	(15,022,124)	3,072,778
Total liabilities and equity	$3,069,615	$8,077,450	$13,718,558	$(16,773,165)	$8,092,458

Condensed Consolidating Balance Sheets

	December 31, 2016
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$1,148	$10,177	$252,768	$—	$264,093
Short-term investments	—	—	31,109	—	31,109
Accounts receivable, net	—	—	508,355	—	508,355
Inventory, net	—	—	103,595	—	103,595
Assets held for sale	—	—	76,668	—	76,668
Other current assets	50	22,209	149,760	—	172,019
Total current assets	1,198	32,386	1,122,255	—	1,155,839
Property, plant and equipment, net	—	—	6,267,583	—	6,267,583
Goodwill	—	—	166,917	—	166,917
Intercompany receivables	142,447	—	1,342,942	(1,485,389)	—
Investment in consolidated affiliates	3,170,254	4,830,572	1,083,948	(9,084,774)	—
Deferred tax assets	—	443,049	366,586	(443,049)	366,586
Other long-term assets	—	344	447,962	(218,216)	230,090
Total assets	$3,313,899	$5,306,351	$10,798,193	$(11,231,428)	$8,187,015

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$297	$—	$297
Trade accounts payable	205	8	264,365	—	264,578
Accrued liabilities	20,669	65,246	457,333	—	543,248
Income taxes payable	—	—	13,811	—	13,811
Total current liabilities	20,874	65,254	735,806	—	821,934
Long-term debt	—	3,796,550	—	(218,215)	3,578,335
Other long-term liabilities	—	22,659	499,797	—	522,456
Deferred income taxes	—	—	452,544	(443,049)	9,495
Intercompany payable	46,000	1,439,390	—	(1,485,390)	—
Total liabilities	66,874	5,323,853	1,688,147	(2,146,654)	4,932,220
Shareholders’ equity	3,247,025	(17,502)	9,102,276	(9,084,774)	3,247,025
Noncontrolling interest	—	—	7,770	—	7,770
Total equity	3,247,025	(17,502)	9,110,046	(9,084,774)	3,254,795
Total liabilities and equity	$3,313,899	$5,306,351	$10,798,193	$(11,231,428)	$8,187,015

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended June 30, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$631,355	$—	$631,355
Earnings (losses) from consolidated affiliates	(129,592)	(20,265)	(60,777)	210,634	—
Investment income (loss)	(2)	1	2,095	(2,980)	(886)
Total revenues and other income	(129,594)	(20,264)	572,673	207,654	630,469
Costs and other deductions:
Direct costs	—	—	417,521	—	417,521
General and administrative expenses	3,359	193	60,468	(325)	63,695
Research and engineering	—	—	11,343	—	11,343
Depreciation and amortization	—	31	208,059	—	208,090
Interest expense	—	56,505	(1,817)	—	54,688
Other, net	(2)	7,576	2,205	325	10,104
Total costs and other deductions	3,357	64,305	697,779	—	765,441
Income (loss) from continuing operations before income taxes	(132,951)	(84,569)	(125,106)	207,654	(134,972)
Income tax expense (benefit)	—	(23,792)	4,296	—	(19,496)
Income (loss) from continuing operations, net of tax	(132,951)	(60,777)	(129,402)	207,654	(115,476)
Income (loss) from discontinued operations, net of tax	—	—	(15,504)	—	(15,504)
Net income (loss)	(132,951)	(60,777)	(144,906)	207,654	(130,980)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(1,971)	—	(1,971)
Net income (loss) attributable to Nabors	$(132,951)	$(60,777)	$(146,877)	$207,654	$(132,951)

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended June 30, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$571,591	$—	$571,591
Earnings (losses) from unconsolidated affiliates	—	—	(54,769)	—	(54,769)
Earnings (losses) from consolidated affiliates	(182,149)	(17,025)	(49,190)	248,364	—
Investment income (loss)	1	9	3,241	(2,981)	270
Intercompany interest income (loss)	9	95	—	(104)	—
Total revenues and other income	(182,139)	(16,921)	470,873	245,279	517,092
Costs and other deductions:
Direct costs	—	—	341,279	—	341,279
General and administrative expenses	2,352	135	54,294	(157)	56,624
Research and engineering	—	—	8,180	—	8,180
Depreciation and amortization	—	31	218,882	—	218,913
Interest expense	—	51,059	(5,822)	—	45,237
Other, net	159	(65)	74,356	157	74,607
Intercompany interest expense	—	—	104	(104)	—
Total costs and other deductions	2,511	51,160	691,273	(104)	744,840
Income (loss) from continuing operations before income taxes	(184,650)	(68,081)	(220,400)	245,383	(227,748)
Income tax expense (benefit)	—	(18,891)	(22,292)	—	(41,183)
Income (loss) from continuing operations, net of tax	(184,650)	(49,190)	(198,108)	245,383	(186,565)
Income (loss) from discontinued operations, net of tax	—	—	(984)	—	(984)
Net income (loss)	(184,650)	(49,190)	(199,092)	245,383	(187,549)
Less: Net (income) loss attributable to noncontrolling interest	—	—	2,899	—	2,899
Net income (loss) attributable to Nabors	$(184,650)	$(49,190)	$(196,193)	$245,383	$(184,650)

Condensed Consolidating Statements of Income (Loss)

	Six Months Ended June 30, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,193,905	$—	$1,193,905
Earnings (losses) from unconsolidated affiliates	—	—	2	—	2
Earnings (losses) from consolidated affiliates	(275,463)	(70,982)	(157,016)	503,461	—
Investment income (loss)	15	64	5,716	(5,960)	(165)
Total revenues and other income	(275,448)	(70,918)	1,042,607	497,501	1,193,742
Costs and other deductions:
Direct costs	—	—	805,165	—	805,165
General and administrative expenses	6,657	330	120,621	(504)	127,104
Research and engineering	—	—	23,100	—	23,100
Depreciation and amortization	—	62	411,700	—	411,762
Interest expense	—	117,260	(6,054)	—	111,206
Other, net	(161)	18,973	4,298	504	23,614
Intercompany interest expense	(9)	—	9	—	—
Total costs and other deductions	6,487	136,625	1,358,839	—	1,501,951
Income (loss) from continuing operations before income taxes	(281,935)	(207,543)	(316,232)	497,501	(308,209)
Income tax expense (benefit)	—	(50,527)	5,422	—	(45,105)
Income (loss) from continuing operations, net of tax	(281,935)	(157,016)	(321,654)	497,501	(263,104)
Income (loss) from discontinued operations, net of tax	—	—	(15,943)	—	(15,943)
Net income (loss)	(281,935)	(157,016)	(337,597)	497,501	(279,047)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(2,888)	—	(2,888)
Net income (loss) attributable to Nabors	$(281,935)	$(157,016)	$(340,485)	$497,501	$(281,935)

Condensed Consolidating Statements of Income (Loss)

	Six Months Ended June 30, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,169,162	$—	$1,169,162
Earnings (losses) from unconsolidated affiliates	—	—	(221,920)	—	(221,920)
Earnings (losses) from consolidated affiliates	(577,919)	(123,112)	(187,160)	888,191	—
Investment income (loss)	1	132	6,442	(5,962)	613
Intercompany interest income (loss)	9	255	—	(264)	—
Total revenues and other income	(577,909)	(122,725)	766,524	881,965	947,855
Costs and other deductions:
Direct costs	—	—	706,302	—	706,302
General and administrative expenses	4,714	266	114,292	(314)	118,958
Research and engineering	—	—	16,342	—	16,342
Depreciation and amortization	—	62	434,669	—	434,731
Interest expense	—	101,723	(10,756)	—	90,967
Other, net	316	—	256,381	314	257,011
Intercompany interest expense	5	—	259	(264)	—
Total costs and other deductions	5,035	102,051	1,517,489	(264)	1,624,311
Income (loss) from continuing operations before income taxes	(582,944)	(224,776)	(750,965)	882,229	(676,456)
Income tax expense (benefit)	—	(37,616)	(55,631)	—	(93,247)
Income (loss) from continuing operations, net of tax	(582,944)	(187,160)	(695,334)	882,229	(583,209)
Income (loss) from discontinued operations, net of tax	—	—	(1,910)	—	(1,910)
Net income (loss)	(582,944)	(187,160)	(697,244)	882,229	(585,119)
Less: Net (income) loss attributable to noncontrolling interest	—	—	2,175	—	2,175
Net income (loss) attributable to Nabors	$(582,944)	$(187,160)	$(695,069)	$882,229	$(582,944)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(132,951)	$(60,777)	$(146,877)	$207,654	$(132,951)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	10,879	—	10,879	(10,879)	10,879
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	3,785	—	3,785	(3,785)	3,785
Less: reclassification adjustment for (gains) losses included in net income (loss)	1,341	—	1,341	(1,341)	1,341
Unrealized gains (losses) on marketable securities	5,126	—	5,126	(5,126)	5,126
Pension liability amortization and adjustment	50	50	100	(150)	50
Unrealized gains (losses) and amortization on cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	16,208	203	16,258	(16,461)	16,208
Income tax expense (benefit) related to items of other comprehensive income (loss)	78	78	156	(234)	78
Other comprehensive income (loss), net of tax	16,130	125	16,102	(16,227)	16,130
Comprehensive income (loss) attributable to Nabors	(116,821)	(60,652)	(130,775)	191,427	(116,821)
Net income (loss) attributable to noncontrolling interest	—	—	1,971	—	1,971
Translation adjustment attributable to noncontrolling interest	—	—	108	—	108
Comprehensive income (loss) attributable to noncontrolling interest	—	—	2,079	—	2,079
Comprehensive income (loss)	$(116,821)	$(60,652)	$(128,696)	$191,427	$(114,742)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(184,650)	$(49,190)	$(196,193)	$245,383	$(184,650)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	3,458	46	3,504	(3,550)	3,458
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	1,280	—	1,280	(1,280)	1,280
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	—	—	—	—
Unrealized gains (losses) on marketable securities	1,280	—	1,280	(1,280)	1,280
Pension liability amortization and adjustment	294	294	588	(882)	294
Unrealized gains (losses) and amortization on cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	5,185	493	5,525	(6,018)	5,185
Income tax expense (benefit) related to items of other comprehensive income (loss)	171	171	283	(454)	171
Other comprehensive income (loss), net of tax	5,014	322	5,242	(5,564)	5,014
Comprehensive income (loss) attributable to Nabors	(179,636)	(48,868)	(190,951)	239,819	(179,636)
Net income (loss) attributable to noncontrolling interest	—	—	(2,899)	—	(2,899)
Translation adjustment attributable to noncontrolling interest	—	—	42	—	42
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(2,857)	—	(2,857)
Comprehensive income (loss)	$(179,636)	$(48,868)	$(193,808)	$239,819	$(182,493)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Six Months Ended June 30, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(281,935)	$(157,016)	$(340,485)	$497,501	$(281,935)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	14,739	—	14,739	(14,739)	14,739
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	584	—	584	(584)	584
Less: reclassification adjustment for (gains) losses included in net income (loss)	1,341	—	1,341	(1,341)	1,341
Unrealized gains (losses) on marketable securities	1,925	—	1,925	(1,925)	1,925
Pension liability amortization and adjustment	100	100	200	(300)	100
Unrealized gains (losses) and amortization on cash flow hedges	306	306	306	(612)	306
Other comprehensive income (loss) before tax	17,070	406	17,170	(17,576)	17,070
Income tax expense (benefit) related to items of other comprehensive income (loss)	157	157	314	(471)	157
Other comprehensive income (loss), net of tax	16,913	249	16,856	(17,105)	16,913
Comprehensive income (loss) attributable to Nabors	(265,022)	(156,767)	(323,629)	480,396	(265,022)
Net income (loss) attributable to noncontrolling interest	—	—	2,888	—	2,888
Translation adjustment attributable to noncontrolling interest	—	—	157	—	157
Comprehensive income (loss) attributable to noncontrolling interest	—	—	3,045	—	3,045
Comprehensive income (loss)	$(265,022)	$(156,767)	$(320,584)	$480,396	$(261,977)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Six Months Ended June 30, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(582,944)	$(187,160)	$(695,069)	$882,229	$(582,944)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	36,820	—	36,820	(36,820)	36,820
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	2,049	—	2,049	(2,049)	2,049
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	—	—	—	—
Unrealized gains (losses) on marketable securities	2,049	—	2,049	(2,049)	2,049
Pension liability amortization and adjustment	468	468	936	(1,404)	468
Unrealized gains (losses) and amortization on cash flow hedges	306	306	306	(612)	306
Other comprehensive income (loss) before tax	39,643	774	40,111	(40,885)	39,643
Income tax expense (benefit) related to items of other comprehensive income (loss)	300	300	481	(781)	300
Other comprehensive income (loss), net of tax	39,343	474	39,630	(40,104)	39,343
Comprehensive income (loss) attributable to Nabors	(543,601)	(186,686)	(655,439)	842,125	(543,601)
Net income (loss) attributable to noncontrolling interest	—	—	(2,175)	—	(2,175)
Translation adjustment attributable to noncontrolling interest	—	—	461	—	461
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(1,714)	—	(1,714)
Comprehensive income (loss)	$(543,601)	$(186,686)	$(657,153)	$842,125	$(545,315)

Condensed Consolidating Statements Cash Flows

	Six Months Ended June 30, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$86,986	$(101,280)	$90,722	$(85,958)	$(9,530)
Cash flows from investing activities:
Purchases of investments	—	—	(4,489)	—	(4,489)
Sales and maturities of investments	—	—	12,429	—	12,429
Cash paid for investments in consolidated affiliates	—	—	(36,000)	36,000	—
Capital expenditures	—	—	(315,769)	—	(315,769)
Proceeds from sales of assets and insurance claims	—	—	18,796	—	18,796
Change in intercompany balances	—	(290,794)	290,794	—	—
Other changes in investing	—	—	(384)	—	(384)
Net cash provided by (used for) investing activities	—	(290,794)	(34,623)	36,000	(289,417)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(42)	—	(42)
Proceeds from issuance of long-term debt	—	411,200	—	—	411,200
Debt issuance costs	—	(11,037)	—	—	(11,037)
Proceeds from revolving credit facilities	—	100,000	—	—	100,000
Proceeds from parent contributions	—	18,000	18,000	(36,000)	—
Proceeds from (payments for) issuance of common shares	8,300	—	—	—	8,300
Purchase of capped call hedge transactions	—	(40,250)	—	—	(40,250)
Reduction of long-term debt	—	(265,437)	(112,546)	—	(377,983)
Dividends to shareholders	(40,155)	—	—	5,958	(34,197)
Proceeds from (payment for) commercial paper, net	—	171,985	—	—	171,985
Payments on term loan	—	(162,500)	—	—	(162,500)
Proceeds from (payments for) short-term borrowings	—	—	(173)	—	(173)
Cash proceeds from equity component of exchangeable debt	—	159,952	—	—	159,952
Proceeds from issuance of intercompany debt	33,000	20,000	(53,000)	—	—
Noncontrolling interest contribution	—	—	20,000	—	20,000
Paydown of intercompany debt	(79,000)	(20,000)	99,000	—	—
Distributions to Non-controlling interest	—	—	(6,982)	—	(6,982)
Distribution from subsidiary to parent	—	—	(80,000)	80,000	—
Other changes	(7,844)	—	—	—	(7,844)
Net cash (used for) provided by financing activities	(85,699)	381,913	(115,743)	49,958	230,429
Effect of exchange rate changes on cash and cash equivalents	—	—	992	—	992
Net increase (decrease) in cash and cash equivalents	1,287	(10,161)	(58,652)	—	(67,526)
Cash and cash equivalents, beginning of period	1,148	10,177	252,768	—	264,093
Cash and cash equivalents, end of period	$2,435	$16	$194,116	$—	$196,567

Condensed Consolidating Statements Cash Flows

	Six Months Ended June 30, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$4,370	$(134,437)	$469,720	$(2,981)	$336,672
Cash flows from investing activities:
Sales and maturities of investments	—	—	367	—	367
Proceeds from sales of assets and insurance claims	—	—	13,834	—	13,834
Capital expenditures	—	—	(193,234)	—	(193,234)
Change in intercompany balances	—	135,938	(135,938)	—	—
Other	—	—	38	—	38
Net cash provided by (used for) investing activities	—	135,938	(314,933)	—	(178,995)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	294	—	294
Proceeds from (payments for) issuance of common shares	39	—	—	—	39
Reduction in long-term debt	—	—	(148,045)	—	(148,045)
Dividends to shareholders	(19,903)	—	—	2,981	(16,922)
Proceeds from (payments for) commercial paper, net	—	(1,500)	—	—	(1,500)
Proceeds from issuance of intercompany debt	24,500	—	(24,500)	—	—
Proceeds from revolving credit facilities	—	260,000	—	—	260,000
Reduction in revolving credit facilities	—	(260,000)	—	—	(260,000)
Repurchase of common shares	—	—	(1,687)	—	(1,687)
Proceeds from (payments for) short-term borrowings	—	—	(6,333)	—	(6,333)
Other changes	(4,281)	—	1	—	(4,280)
Net cash (used for) provided by financing activities	355	(1,500)	(180,270)	2,981	(178,434)
Effect of exchange rate changes on cash and cash equivalents	—	—	(21)	—	(21)
Net increase (decrease) in cash and cash equivalents	4,725	1	(25,504)	—	(20,778)
Cash and cash equivalents, beginning of period	873	10	253,647	—	254,530
Cash and cash equivalents, end of period	$5,598	$11	$228,143	$—	$233,752

Note 13 Subsequent Events

On July 28, 2017, our Board of Directors declared a cash dividend of $0.06 per common share, which will be paid on October 3, 2017 to shareholders of record at the close of business on September 12, 2017.

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

You should consider the following key factors when evaluating these forward-looking statements:

•	fluctuations and volatility in worldwide prices of and demand for oil and natural gas;

•	fluctuations in levels of oil and natural gas exploration and development activities;

•	fluctuations in the demand for our services;

•	competitive and technological changes and other developments in the oil and gas and oilfield services industries;

•	our ability to complete, and realize the expected benefits of, strategic transactions, including our announced joint venture in Saudi Arabia;

•	the existence of operating risks inherent in the oil and gas and oilfield services industries;

•	the possibility of changes in tax laws and other laws and regulations;

•	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in any of the countries in which we do business; and

•	general economic conditions, including the capital and credit markets.

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

Financial Results

Comparison of the three months ended June 30, 2017 and 2016

Operating revenues for the three months ended June 30, 2017 totaled $631.4 million, representing an increase of $59.8 million, or 10%, compared to the three months ended June 30, 2016. We have seen a significant increase in the number of rigs working in the U.S. since last year, which has led to higher revenues in our U.S. Drilling and Rig Services operating segments. While spot rates for drilling have increased, they still lag the dayrates seen in 2014 before this most recent downturn. Internationally, we experienced a decline in the number of rigs working of approximately 8%, which has partially offset the increases realized in the U.S. Drilling segment.

Net loss from continuing operations totaled $115.5 million for the three months ended June 30, 2017 ($0.41 per diluted share) improved by $71.1 million ($0.24 per diluted share) compared to a net loss from continuing operations of $186.6 million ($0.65 per diluted share) for the three months ended June 30, 2016. Our segment adjusted operating income (loss) was relatively flat period over period with approximately $26.2 million and $25.0 million for the three months ended June 30, 2017 and 2016, respectively.  Partially offsetting this improvement was a $21.7 million reduction in income tax benefits. The improvement in net loss from continuing operations was primarily a result of no longer maintaining an equity method investment in CJES, which accounted for $93.8 million of our net loss for the three months ended June 30, 2016. See Segment Results of Operations for further information on the changes to segment adjusted operating income (loss).

General and administrative expenses for the three months ended June 30, 2017 totaled $63.7 million, representing an increase of $7.1 million, or 12%, compared to the three months ended June 30, 2016. This is reflective of a slight increase in salaries and other compensation as well as an increase in headcount as activity has accelerated during the latter half of 2016 and has continued into the first half of 2017.

Research and engineering expenses for the three months ended June 30, 2017 totaled $11.3 million, representing an increase of $3.2 million, or 39%, compared to the three months ended June 30, 2016. The increase is a result of increased efforts towards a number of strategic research and engineering projects as the market rebalances and activity begins to accelerate.

Depreciation and amortization expense for the three months ended June 30, 2017 was $208.1 million, representing a decrease of $10.8 million, or 5%, compared to the three months ended June 30, 2016. The decrease was primarily due to the impact from retirements and impairments of various rigs and rig equipment in late 2016.

Segment Results of Operations

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

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	June 30,
	2017	2016	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
U.S.
Operating revenues	$187,344	$140,342	$47,002	33%
Adjusted operating income (loss)	$(56,079)	$(48,328)	$(7,751)	(16)%
Average rigs working (1)	100.6	53.7	46.9	87%

Canada
Operating revenues	$17,121	$6,617	$10,504	159%
Adjusted operating income (loss)	$(5,014)	$(10,831)	$5,817	54%
Average rigs working (1)	12.4	4.2	8.2	195%

International
Operating revenues	$380,338	$401,024	$(20,686)	(5)%
Adjusted operating income (loss)	$36,174	$53,859	$(17,685)	(33)%
Average rigs working (1)	92.7	101.2	(8.5)	(8)%

Rig Services
Operating revenues	$93,014	$39,248	$53,766	137%
Adjusted operating income (loss)	$(1,268)	$(19,657)	$18,389	94%

(1)

Represents a measure of the average number of rigs operating during a given period.  For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter.  On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S.

Our U.S. Drilling segment includes land drilling activities in the lower 48 states, Alaska and offshore operations in the Gulf of Mexico.

Operating revenues increased during the three months ended June 30, 2017 compared to the corresponding 2016 period primarily due to an 87% increase in the average number of rigs working during the second quarter of 2017 compared to 2016. This increase in activity was the primary contributor to the $47.0 million, or 33%, increase in operating revenues.  While spot rates have been steadily improving over the past year, the dayrates for the incremental drilling rigs going back to work have been lower on average than some of the rigs that have been reaching the end of their contract term. This has had a mitigating impact on our average daily margins, revenues and adjusted operating income.  We expect the average dayrates and margins to continue to improve while the rate of increase in rig activity should slow down over the coming quarters. Additionally, positive results were partially offset by a decrease in operating revenue and adjusted operating income in our offshore operations. Our results for the three months ended June 30, 2016 included a favorable resolution of negotiations for one of our rigs in the Gulf of Mexico, which resulted in partial recovery of standby revenues for past quarters of approximately $20.9 million. The absence of this incremental revenue in combination with a decline in the number of rigs working in the Gulf of Mexico also contributed to the overall decline in operating results.

Canada

Operating results increased during the three months ended June 30, 2017 compared to the corresponding 2016 period due to an increase in drilling rig activity, as evidenced by the increase in average number of rigs working during the second quarter of 2017 compared to 2016. The second quarter is typically the seasonal low for Canada, due to a usual drop in activity for the spring break-up. However, activity levels in general are continuing to improve in Canada as evidenced by the significant improvement in both average rigs working and adjusted operating income (loss) from the comparable period last year.

International

Operating results decreased during the three months ended June 30, 2017 compared to the corresponding 2016 period primarily due to an 8% reduction in average number of rigs working during the second quarter of 2017 compared to 2016. This decline in activity and utilization is attributed primarily to Algeria, Angola, Kazakhstan and Russia. Partially offsetting these declines was a significant increase in income driven by increased drilling activity in Colombia.

Rig Services

Operating results increased during the three months ended June 30, 2017 compared to the corresponding 2016 period primarily due to the increase in drilling activity in the U.S. for the period and in the demand for our products and services. The revenue increase in the segment is driven by both an increase in capital equipment deliveries from Canrig and also increases from our Nabors Drilling Solutions (“NDS”) division. The latter saw significant increases in demand for our performance tools, such as ROCKit® and REVit®, as well as wellbore placement services, as the rig activity in the U.S. has increased significantly. Approximately $10.6 million of the increase in the adjusted operating income (loss) of this operating segment is attributable to NDS.

Other Financial Information

Earnings (losses) from unconsolidated affiliates

Earnings (losses) from unconsolidated affiliates represents our share of the net income (loss), as adjusted for our basis differences, of our equity method investments. We previously accounted for our investment in CJES under the equity method on a one-quarter lag through June 30, 2016. On July 20, 2016, CJES voluntarily filed for protection under Chapter 11 of the Bankruptcy Code. As a result, beginning with the third quarter of 2016, we ceased accounting for our investment under the equity method of accounting. The three months ended June 30, 2016 includes our share of the net income (loss) of CJES from January 1, 2016 through March 31, 2016, resulting in a loss of $54.8 million.

Interest expense

Interest expense for the three months ended June 30, 2017 was $54.7 million, representing an increase of $9.5 million, or 21%, compared to the three months ended June 30, 2016. The increase was primarily due to the additional interest expense related to the issuance of $600 million in aggregate principal amount of 5.5% senior notes due 2023 during December 2016 as well as the issuance of $575 million in aggregate principal amount of 0.75% senior exchangeable notes due 2024 during January 2017. This increase was partially offset by a reduction in interest expense due to the repayment of the term loan facility and the redemption of approximately $200 million in aggregate principal amount of 6.15% senior notes due 2018.

Other, net

Other, net for the three months ended June 30, 2017 was $10.1 million of expense, which included a loss on debt buy-backs of $7.3 million, foreign currency exchange losses of $1.6 million and increases to our litigation reserves of $0.8 million. These losses were partially offset by a net gain on sales and disposals of assets of approximately $2.7 million.

Other, net for the three months ended June 30, 2016 was $74.6 million of expense, the majority of which, or $42.9 million, is attributable to impairments associated with our CJES holdings. During the second quarter of 2016, we determined our investment was other than temporarily impaired and recorded a charge of $39.0 million to write off the remaining value of our investment. The balance of the impairment was attributable to professional fees incurred in connection with defending our interests related to CJES filing for protection under Chapter 11 of the Bankruptcy Code on July 20, 2016. Further contributing to the expense for the quarter were net losses on sales and disposals of assets of approximately $28.7 million, inclusive of a $19.7 million charge related to a reserve for amounts associated with our retained interest in the oil and gas properties located on the North Slope of Alaska, and foreign currency exchange losses of approximately $2.8 million.

Income tax rate

Our worldwide effective tax rate for the three months ended June 30, 2017 was 14.4% compared to 18.1% for the three months ended June 30, 2016. The change was attributable to the effect of the geographic mix of pre-tax earnings (losses), partially attributable to higher earnings from the increase in activity in the U.S. Drilling segment.

Discontinued Operations

Our discontinued operations for the three months ended June 30, 2017 and 2016 consisted of our historical wholly owned oil and gas businesses. Income (loss) from discontinued operations for the three months ended June 30, 2017 was a loss of $15.5 million compared to a loss of $1.0 million for the three months ended June 30, 2016. Our net loss during the three months ended June 30, 2017 was primarily due to a $16.5 million charge related to the settlement of litigation associated with our previously owned Ramshorn International properties.

Comparison of the six months ended June 30, 2017 and 2016

Operating revenues for the six months ended June 30, 2017 totaled $1.2 billion, representing an increase of $24.7 million, or 2%, compared to the six months ended June 30, 2016. We experienced an increase in operating revenue across the majority of our operating segments as we ramped up activity across the U.S. and Canada. Although we have seen an increase in activity, spot pricing remains under pressure which constrains our ability to fully realize the benefit from the increase in overall activity. Internationally, we experienced a decline in the number of rigs working of approximately 14%, which further impacted operating revenue.

Net loss from continuing operations totaled $263.1 million for the six months ended June 30, 2017 ($0.93 per diluted share) compared to a net loss from continuing operations of $583.2 million ($2.06 per diluted share) for the six months ended June 30, 2016. This improvement was primarily a result of no longer maintaining an equity method investment in CJES, which accounted for $442.0 million of our net loss for the six months ended June 30, 2016 related to our share of the net loss of CJES as well as impairment charges associated with the investment. Approximately $90.5 million and $43.6 million of the net loss for the six months ended June 30, 2017 and 2016, respectively, was attributable to our segment adjusted operating income (loss), which is our primary measure of operating performance.  See Segment Results of Operations for further information on the changes to segment adjusted operating income (loss).

General and administrative expenses for the six months ended June 30, 2017 totaled $127.1 million, representing an increase of $8.1 million, or 7%, compared to the six months ended June 30, 2016. This is reflective of a slight increase in salaries and other compensation as well as increases in headcount as activity begins to accelerate during 2017.

Research and engineering expenses for the six months ended June 30, 2017 totaled $23.1 million, representing an increase of $6.8 million, or 41%, compared to the six months ended June 30, 2016. The increase is a result of increased efforts towards a number of strategic research and engineering projects as the market rebalances and activity begins to accelerate.

Depreciation and amortization expense for the six months ended June 30, 2017 was $411.8 million, representing a decrease of $23.0 million, or 5%, compared to the six months ended June 30, 2016. The decrease was primarily due to the impact from retirements and impairments of various rigs and rig equipment in late 2016.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Six Months Ended
	June 30,
	2017	2016	Increase/(Decrease)

U.S.
Operating revenues	$349,278	$289,018	$60,260	21%
Adjusted operating income (loss)	$(119,261)	$(95,887)	$(23,374)	(24)%
Average rigs working (1)	94.7	59.3	35.4	60%

Canada
Operating revenues	$44,929	$24,111	$20,818	86%
Adjusted operating income (loss)	$(9,025)	$(18,109)	$9,084	50%
Average rigs working (1)	17.1	8.3	8.8	106%

International
Operating revenues	$718,561	$802,079	$(83,518)	(10)%
Adjusted operating income (loss)	$48,148	$100,731	$(52,583)	(52)%
Average rigs working (1)	91.3	105.9	(14.6)	(14)%

Rig Services
Operating revenues	$164,455	$93,101	$71,354	77%
Adjusted operating income (loss)	$(10,377)	$(30,301)	$19,924	66%

(1)

Represents a measure of the average number of rigs operating during a given period.  For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter.  On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S.

Operating revenues increased during the six months ended June 30, 2017 compared to the corresponding 2016 period primarily due to a 60% increase in the average number of rigs working during the first six months of 2017 compared to 2016. This increase in activity was the primary contributor to the $60.3 million, or 21%, increase in operating revenues.  As noted above, while spot rates have been steadily improving over the past year, the dayrates for the incremental drilling rigs going back to work have been lower on average than some of the rigs that have been reaching the end of their contract term. This has had a mitigating impact on our average daily margins and adjusted operating income.  We expect the average dayrates and margins to continue to improve while the rate of increase in rig activity should slow down over the coming quarters. Additionally, positive results were partially offset by a decrease in operating revenue and adjusted operating income in our offshore operations. Our results for the six months ended June 30, 2016 included a favorable resolution of negotiations for one of our rigs in the Gulf of Mexico, which resulted in partial recovery of standby revenues for past quarters of approximately $20.9 million. The absence of this incremental revenue in combination with a decline in the number of rigs working in the Gulf of Mexico also contributed to the overall decline in operating results.

Canada

Operating results increased during the six months ended June 30, 2017 compared to the corresponding 2016 period due to an increase in drilling rig activity, as evidenced by the increase in average number of rigs working during the first six months of 2017 compared to 2016.

International

Operating results decreased during the six months ended June 30, 2017 compared to the corresponding 2016 period primarily due to the loss of revenue and increased costs related to downtime incurred to perform structural work on many of our rigs in our largest international market. Additionally, results were negatively impacted by a 14% reduction in average number of rigs working during the first six months of 2017 compared to 2016. Partially offsetting these declines were increased drilling activity in Colombia and Kuwait.

Rig Services

Operating results increased during the six months ended June 30, 2017 compared to the corresponding 2016 period primarily due to the significant increase in drilling activity in the U.S. for the period and in the demand for our products and services. The revenue increase in the segment is driven by both an increase in capital equipment deliveries from Canrig and also increases from our NDS division. The latter saw significant increases in demand for our performance tools, such as ROCKit® and REVit®, as well as wellbore placement services, as the rig activity in the U.S. has increased significantly. Approximately $11.7 million of the increase in the adjusted operating income (loss) of this operating segment is attributable to NDS.

Other Financial Information

Earnings (losses) from unconsolidated affiliates

Earnings (losses) from unconsolidated affiliates represents our share of the net income (loss), as adjusted for our basis differences, of our equity method investments. We previously accounted for our investment in CJES under the equity method on a one-quarter lag through June 30, 2016. On July 20, 2016, CJES voluntarily filed for protection under Chapter 11 of the Bankruptcy Code. As a result, beginning with the third quarter of 2016, we ceased accounting for our investment under the equity method of accounting. The six months ended June 30, 2016 includes our share of the net income (loss) of CJES from October 1, 2015 through March 31, 2016, resulting in a loss of $221.9 million, inclusive of charges of $138.5 million representing our share of CJES’s fixed asset impairment charges for the period.

Interest expense

Interest expense for the six months ended June 30, 2017 was $111.2 million, representing an increase of $20.2 million, or 22%, compared to the six months ended June 30, 2016. The increase was primarily due to the additional interest expense related to the issuance of $600 million in aggregate principal amount of 5.5% senior notes due 2023 during December 2016 as well as the issuance of $575 million in aggregate principal amount of 0.75% senior exchangeable notes due 2024 during January 2017. This increase was partially offset by a reduction in interest expense due to the repayment of the term loan facility in conjunction with the repurchase or redemption of approximately $362.5 million in aggregate principal amount of 6.15% senior notes due 2018.

Other, net

Other, net for the six months ended June 30, 2017 was $23.6 million of expense, which included a loss on debt buy-backs of $15.9 million, foreign currency exchange losses of $2.5 million and increases to our litigation reserves of $1.6 million.

Other, net for the six months ended June 30, 2016 was $257.0 million of expense. This was primarily composed of impairments associated with our CJES holdings in the amount of $220.1 million resulting from declines in the fair value of our investment including other than temporary impairment charges of $192.4 million and other charges culminating from litigation expenses surrounding the bankruptcy proceedings and the reserve of certain other amounts associated with our CJES holdings, including affiliate receivables of $27.7 million. Further contributing to the expense for the period were net losses on sales and disposals of assets of approximately $34.0 million, inclusive of $22.4 million in write downs to our oil and gas properties located on the North Slope of Alaska, and foreign currency exchange losses of approximately $7.0 million, partially offset by a net gain on debt buybacks of approximately $6.0 million.

Income tax rate

Our worldwide effective tax rate for the six months ended June 30, 2017 was 14.6% compared to 13.8% for the six months ended June 30, 2016. The change was attributable to the effect of the geographic mix of pre-tax earnings (losses), partially attributable to higher earnings from the increase in activity in the U.S. Drilling segment.  The tax effect of our share of the net loss of CJES for the six months ended June 30, 2016 also contributed to the change.

Discontinued Operations

Our discontinued operations for the six months ended June 30, 2017 and 2016 consisted of our historical wholly owned oil and gas businesses. Income (loss) from discontinued operations for the six months ended June 30, 2017 was a loss of $15.9 million compared to a loss of $1.9 million for the six months ended June 30, 2016. Our net loss for the six months ended June 30, 2017 was primarily due to a $16.5 million charge related to the settlement of litigation associated with our previously owned Ramshorn International properties.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments and availability under our revolving credit facility and commercial paper program. As of June 30, 2017, we had cash and short-term investments of $232.0 million and working capital of $297.6 million, both amounts include $40.0 million in cash to be used exclusively by the joint venture to fund future operations. As of December 31, 2016, we had cash and short-term investments of $295.2 million and working capital of $333.9 million. At June 30, 2017, we had $272.0 million outstanding under our $2.25 billion revolving credit facility and commercial paper program.

In December 2016, Nabors Delaware completed an offering of $600 million aggregate principal amount of 5.50% senior unsecured notes due January 15, 2023, which are fully and unconditionally guaranteed by Nabors. The proceeds from this offering were used to prepay the $162.5 million portion under our unsecured term loan that was due in 2018 and all amounts then outstanding under our $2.25 billion revolving credit facility and commercial paper program, or $392.1 million. The remaining proceeds were allocated for general corporate purposes, including to repay and repurchase debt.

In January 2017, Nabors Delaware issued $575 million in aggregate principal amount of its 0.75% exchangeable senior unsecured notes due 2024, which are fully and unconditionally guaranteed by Nabors. The net proceeds from the offering of the exchangeable notes were used to prepay the remaining balance of our unsecured term loan originally scheduled to mature in 2020, as well as to pay approximately $40.3 million for the cost of the capped call transactions entered into in connection with the offering. The remaining net proceeds from the offering were allocated for general corporate purposes, including the repurchase of approximately $162.5 million aggregate principal amount of our 6.15% senior notes due February 2018.

We had 15 letter-of-credit facilities with various banks as of June 30, 2017. Availability under these facilities as of June 30, 2017 was as follows:

June 30,
2017
(In thousands)
Credit available	$758,906
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	129,674
Remaining availability	$629,232

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

Our gross debt to capital ratio was 0.55:1 as of June 30, 2017 and 0.52:1 as of December 31, 2016. Our net debt to capital ratio was 0.53:1 as of June 30, 2017 and 0.50:1 as of December 31, 2016. The gross debt to capital ratio is calculated by dividing (x) total debt by (y) total capital. Total capital is defined as total debt plus total equity. Net debt is defined as total debt minus the sum of cash and cash equivalents and short-term investments. Availability under the revolving credit facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. Neither the gross debt to capital ratio nor the net debt to capital ratio is a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 2.6:1 as of June 30, 2017 and 3.4:1 as of December 31, 2016. The interest coverage ratio is a trailing 12-month quotient of the sum of (x) operating revenues, direct costs, general and administrative expenses and research and engineering expenses divided by (y) interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our current cash and investments, projected cash flows from operations and our revolving credit facility are expected to adequately finance our purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for the next 12 months.

Future Cash Requirements

We expect capital expenditures over the next 12 months to be less than $0.8 billion. Purchase commitments outstanding at June 30, 2017 totaled approximately $223.4 million, primarily for rig-related enhancements, new rig equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned. We believe these programs will result in the enhancement of a significant number of rigs in our existing Lower 48 fleet. When the programs are completed, we expect to have a larger fleet of high-specification land rigs deployed in the Lower 48. We believe the capabilities of these high-specification rigs will meet or exceed requirements from customers.

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

On August 25, 2015, our Board of Directors authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400 million of our common shares by various means, including in the open market or in privately negotiated transactions. This authorization does not have an expiration date and does not obligate us to repurchase any of our common shares. Through June 30, 2017, we repurchased 10.9 million of our common shares for an aggregate purchase price of approximately $101.3 million under this program. As of June 30, 2017, the remaining amount authorized under the program that may be used to purchase shares was $298.7 million. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of June 30, 2017, our subsidiaries held 49.7 million of our common shares.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the six months ended June 30, 2017 and 2016 below.

Operating Activities.  Net cash used for operating activities totaled $9.5 million during the six months ended June 30, 2017, compared to net cash provided of $336.7 million during the corresponding 2016 period. Operating cash flows are our primary source of capital and liquidity. The decrease in our operating cash flows was due to a combination of lower earnings for the period ended June 30, 2017, as well as a substantial turnaround in cash required for working capital. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are significant factors affecting operating cash flows. Changes in working capital items used $108.9 million and provided $114.4 million in cash during the six months ended June 30, 2017 and 2016, respectively. This represents a $223.3 million swing in cash generation as operating revenues and activity are increasing during the current period, which increases our working capital requirements. This compares to the 2016 period, where operating revenues and activity were still trending downward, which resulted in operating cash flow benefits from working capital. The balance of the decrease is attributable to reduced earnings during the 2017 period compared to the 2016 period.

Investing Activities.  Net cash used for investing activities totaled $289.4 million during the six months ended June 30, 2017 compared to $179.0 million during the corresponding 2016 period. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the six months ended June 30, 2017 and 2016, we used cash for capital expenditures totaling $315.8 million and $193.2 million, respectively.

Financing Activities.  Net cash provided by financing activities totaled $230.4 million during the six months ended June 30, 2017 compared to net cash used of $178.4 million during the corresponding 2016 period. During the six months ended June 30, 2017, we received net proceeds of $519.9 million in connection with the issuance of our exchangeable senior unsecured notes and $272.0 million in amounts borrowed under our commercial paper program and revolving credit facility.  This was partially offset by the repayment of the remaining balance of our unsecured term loan of $162.5 million and the repurchase or redemption of $378.0 million, reflecting principal and premiums incurred in connection with these repurchases, in long-term debt due in 2018.  Additionally, we paid dividends of $34.2 million and received proceeds of $8.3 million due to stock options exercised and $20.0 million in contributions from non-controlling interest.  During the six months ended June 30, 2016, we repurchased $148.0 million in long-term debt coupled with the payment of $16.9 million in dividends to shareholders.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2017	2018	2019	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$126,575	140,275	—	—	$266,850

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2016 Annual Report. There were no material changes in our exposure to market risk during the six months ended June 30, 2017 from those disclosed in our 2016 Annual Report.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risks described in Item 1A. Risk Factors in our 2016 Annual Report, which in addition to the information set forth elsewhere in this report, should be carefully considered when evaluating us. These risks are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended June 30, 2017 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
April 1 - April 30	90	$11.81	—	298,716
May 1 - May 31	2	$10.34	—	298,716
June 1 - June 30	161	$8.84	—	298,716

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

(2)

In August 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $400 million of our common shares in the open market or in privately negotiated transactions. Through June 30, 2017, we repurchased 10.9 million of our common shares for an aggregate purchase price of approximately $101.3 million under this program. As of June 30, 2017, we had $298.7 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares are held by our subsidiaries are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of June 30, 2017, our subsidiaries held 49.7 million of our common shares.

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	August 3, 2017

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
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