Form 10-Q
period 2017-09-30
NABORS INDUSTRIES LTD
filed 2017-11-03
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

YES ☐  NO ☒

The number of common shares, par value $.001 per share, outstanding as of October 31, 2017 was 285,864,361, excluding 49,672,636 common shares held by our subsidiaries, or 335,536,997 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2017	2016
	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$190,556	$264,093
Short-term investments	29,770	31,109
Accounts receivable, net	621,640	508,355
Inventory, net	119,050	103,595
Assets held for sale	37,275	76,668
Other current assets	176,630	172,019
Total current assets	1,174,921	1,155,839
Property, plant and equipment, net	6,051,606	6,267,583
Goodwill	173,321	166,917
Deferred tax asset	444,796	366,586
Other long-term assets	243,941	230,090
Total assets	$8,088,585	$8,187,015
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$196	$297
Trade accounts payable	317,314	264,578
Accrued liabilities	485,347	543,248
Income taxes payable	27,817	13,811
Total current liabilities	830,674	821,934
Long-term debt	3,958,615	3,578,335
Other long-term liabilities	351,787	522,456
Deferred income taxes	20,288	9,495
Total liabilities	5,161,364	4,932,220
Commitments and contingencies (Note 8)
Equity:
Shareholders’ equity:
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 335,550 and 333,598, respectively	336	334
Capital in excess of par value	2,624,711	2,521,332
Accumulated other comprehensive income (loss)	15,657	(12,119)
Retained earnings	1,556,650	2,033,427
Less: treasury shares, at cost, 49,673 and 49,673 common shares, respectively	(1,295,949)	(1,295,949)
Total shareholders’ equity	2,901,405	3,247,025
Noncontrolling interest	25,816	7,770
Total equity	2,927,221	3,254,795
Total liabilities and equity	$8,088,585	$8,187,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$662,103	$519,729	$1,856,008	$1,688,891
Earnings (losses) from unconsolidated affiliates	4	2	6	(221,918)
Investment income (loss)	373	310	208	923
Total revenues and other income	662,480	520,041	1,856,222	1,467,896

Costs and other deductions:
Direct costs	441,263	306,436	1,246,428	1,012,738
General and administrative expenses	65,010	56,078	192,114	175,036
Research and engineering	12,960	8,476	36,060	24,818
Depreciation and amortization	217,075	220,713	628,837	655,444
Interest expense	54,607	46,836	165,813	137,803
Other, net	5,559	10,392	29,173	267,403
Total costs and other deductions	796,474	648,931	2,298,425	2,273,242
Income (loss) from continuing operations before income taxes	(133,994)	(128,890)	(442,203)	(805,346)
Income tax expense (benefit):
Current	8,644	8,600	45,646	39,323
Deferred	(23,353)	(39,651)	(105,460)	(163,621)
Total income tax expense (benefit)	(14,709)	(31,051)	(59,814)	(124,298)
Income (loss) from continuing operations, net of tax	(119,285)	(97,839)	(382,389)	(681,048)
Income (loss) from discontinued operations, net of tax	(27,134)	(12,187)	(43,077)	(14,097)
Net income (loss)	(146,419)	(110,026)	(425,466)	(695,145)
Less: Net (income) loss attributable to noncontrolling interest	(2,113)	(1,185)	(5,001)	990
Net income (loss) attributable to Nabors	$(148,532)	$(111,211)	$(430,467)	$(694,155)

Amounts attributable to Nabors:
Net income (loss) from continuing operations	$(121,398)	$(99,024)	$(387,390)	$(680,058)
Net income (loss) from discontinued operations	(27,134)	(12,187)	(43,077)	(14,097)
Net income (loss) attributable to Nabors	$(148,532)	$(111,211)	$(430,467)	$(694,155)

Earnings (losses) per share:
Basic from continuing operations	$(0.42)	$(0.35)	$(1.35)	$(2.41)
Basic from discontinued operations	(0.10)	(0.04)	(0.16)	(0.05)
Total Basic	$(0.52)	$(0.39)	$(1.51)	$(2.46)
Diluted from continuing operations	$(0.42)	$(0.35)	$(1.35)	$(2.41)
Diluted from discontinued operations	(0.10)	(0.04)	(0.16)	(0.05)
Total Diluted	$(0.52)	$(0.39)	$(1.51)	$(2.46)
Weighted-average number of common shares outstanding:
Basic	279,313	276,707	278,670	276,369
Diluted	279,313	276,707	278,670	276,369

Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Net income (loss) attributable to Nabors	$(148,532)	$(111,211)	$(430,467)	$(694,155)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	16,444	(8,950)	31,183	27,870
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(5,706)	1,502	(5,122)	3,551
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	3,495	1,341	3,495
Unrealized gains (losses) on marketable securities	(5,706)	4,997	(3,781)	7,046
Pension liability amortization and adjustment	50	297	150	765
Unrealized gains (losses) and amortization on cash flow hedges	153	153	459	459
Other comprehensive income (loss), before tax	10,941	(3,503)	28,011	36,140
Income tax expense (benefit) related to items of other comprehensive income (loss)	78	172	235	472
Other comprehensive income (loss), net of tax	10,863	(3,675)	27,776	35,668
Comprehensive income (loss) attributable to Nabors	(137,669)	(114,886)	(402,691)	(658,487)
Net income (loss) attributable to noncontrolling interest	2,113	1,185	5,001	(990)
Translation adjustment attributable to noncontrolling interest	160	(90)	317	371
Comprehensive income (loss) attributable to noncontrolling interest	2,273	1,095	5,318	(619)
Comprehensive income (loss)	$(135,396)	$(113,791)	$(397,373)	$(659,106)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(425,466)	$(695,145)
Adjustments to net income (loss):
Depreciation and amortization	630,773	657,541
Deferred income tax expense (benefit)	(114,973)	(168,413)
Impairments and other charges	35,293	45,809
Deferred financing costs amortization	5,300	3,335
Discount amortization on long-term debt	15,129	1,597
Losses (gains) on debt buyback	16,005	(6,707)
Losses (gains) on long-lived assets, net	10,180	13,608
Losses (gains) on investments, net	1,342	—
Impairments on equity method holdings	—	216,242
Share-based compensation	25,057	24,070
Foreign currency transaction losses (gains), net	1,728	5,916
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	(6)	221,918
Other	(4,596)	2,025
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(128,542)	255,455
Inventory	(14,567)	14,660
Other current assets	(6,967)	30,192
Other long-term assets	35,378	(377)
Trade accounts payable and accrued liabilities	21,611	(187,771)
Income taxes payable	19,790	(22,496)
Other long-term liabilities	(158,578)	(6,691)
Net cash (used for) provided by operating activities	(36,109)	404,768
Cash flows from investing activities:
Purchases of investments	(6,722)	(24)
Sales and maturities of investments	12,533	643
Cash paid for acquisition of businesses, net	(50,764)	—
Capital expenditures	(448,864)	(284,950)
Proceeds from sales of assets and insurance claims	32,805	26,597
Other	(427)	(19)
Net cash (used for) provided by investing activities	(461,439)	(257,753)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(78)	5
Proceeds from issuance of long-term debt	411,200	—
Debt issuance costs	(11,039)	—
Proceeds from revolving credit facilities	410,000	560,000
Reduction in revolving credit facilities	—	(260,000)
Proceeds from (payments for) issuance of common shares	8,300	562
Repurchase of common shares	—	(1,687)
Distributions to noncontrolling interest	(7,272)	—
Noncontrolling interest contribution	20,000	—
Reduction in long-term debt	(382,815)	(492,625)
Dividends to shareholders	(51,346)	(33,927)
Proceeds from (payment for) commercial paper, net	78,000	15,000
Cash proceeds from equity component of exchangeable debt	159,952	—
Payments on term loan	(162,500)	—
Proceeds from (payments for) short-term borrowings	(528)	(6,388)
Purchase of capped call hedge transactions	(40,250)	—
Other	(7,864)	(4,313)
Net cash (used for) provided by financing activities	423,760	(223,373)
Effect of exchange rate changes on cash and cash equivalents	251	(1,129)
Net increase (decrease) in cash and cash equivalents	(73,537)	(77,487)
Cash and cash equivalents, beginning of period	264,093	254,530
Cash and cash equivalents, end of period	$190,556	$177,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated
	Common Shares		in Excess	Other			Non-
		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2015	330,526	331	2,493,100	(47,593)	3,131,134	(1,294,262)	11,158	4,293,868
Net income (loss)	—	—	—	—	(694,155)	—	(990)	(695,145)
Dividends to shareholders ($0.18 per share)	—	—	—	—	(50,926)	—	—	(50,926)
Repurchase of treasury shares	—	—	—	—	—	(1,687)	—	(1,687)
Other comprehensive income (loss), net of tax	—	—	—	35,668	—	—	371	36,039
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	57	—	562	—	—	—	—	562
Share-based compensation	—	—	24,070	—	—	—	—	24,070
Other	2,424	2	(4,315)	—	—	—	(3,774)	(8,087)
As of September 30, 2016	333,007	$333	$2,513,417	$(11,925)	$2,386,053	$(1,295,949)	$6,765	$3,598,694

As of December 31, 2016	333,598	$334	$2,521,332	$(12,119)	$2,033,427	$(1,295,949)	$7,770	$3,254,795
Net income (loss)	—	—	—	—	(430,467)	—	5,001	(425,466)
Dividends to shareholders ($0.18 per share)	—	—	—	—	(51,460)	—	—	(51,460)
Other comprehensive income (loss), net of tax	—	—	—	27,776	—	—	317	28,093
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	843	1	8,299	—	—	—	—	8,300
Share-based compensation	—	—	25,057	—	—	—	—	25,057
Equity component of exchangeable debt	—	—	116,195	—	—	—	—	116,195
Capped call transactions	—	—	(40,250)	—	—	—	—	(40,250)
Adoption of ASU No. 2016-09	—	—	1,943	—	5,150	—	—	7,093
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	12,728	12,728
Other	1,109	1	(7,865)	—	—	—	—	(7,864)
As of September 30, 2017	335,550	$336	$2,624,711	$15,657	$1,556,650	$(1,295,949)	$25,816	$2,927,221

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

As a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, our fleet of rigs and drilling-related equipment as of September 30, 2017 included:

•	405 actively marketed rigs for land-based drilling operations in the United States, Canada and approximately 20 other countries throughout the world; and

•	40 actively marketed rigs for offshore drilling operations in the United States and multiple international markets.

Our business consists of four reportable operating segments: U.S., Canada, International and Rig Services.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position as of September 30, 2017 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the nine months ended September 30, 2017 may not be indicative of results that will be realized for the full year ending December 31, 2017.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of Nabors, as well as all majority owned and non-majority owned subsidiaries required to be consolidated under GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

During 2016, we entered into an agreement with Saudi Arabian Development Company, a wholly-owned subsidiary of Saudi Arabian Oil Company (“Saudi Aramco”), to form a new joint venture, Saudi Aramco Nabors Drilling (“SANAD”), to own, manage and operate onshore drilling rigs in The Kingdom of Saudi Arabia. SANAD, which is equally owned by Saudi Aramco and Nabors, is expected to commence operations during the fourth quarter of 2017. In May 2017, Nabors and Saudi Aramco each contributed $20 million in cash for formation of the joint venture. We have consolidated this joint venture which, as of September 30, 2017, is limited to the $40 million of cash mentioned above to be used exclusively by the joint venture to fund future operations.

Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method. Our share of the net income (loss) of these entities is recorded as earnings (losses) from unconsolidated affiliates in our condensed consolidated statements of income (loss). The investments in these entities are included in investment in other long-term assets in our condensed consolidated balance sheets. We historically recorded our share of the net income (loss) of our equity method investment in C&J Energy Services, Ltd. (“CJES”) on a one-quarter lag, as we were not able to obtain the financial information of CJES on a timely basis. During the third quarter of 2016, CJES filed for bankruptcy, at which time we ceased accounting for our investment in CJES as an equity method investment. See Note 4 — Investments in Unconsolidated Affiliates.

Revenue Recognition

We recognize revenues and costs on daywork contracts daily as the work progresses. For certain contracts, we receive lump-sum payments for the mobilization of rigs and other drilling equipment. We defer revenue related to mobilization periods and recognize the revenue over the term of the related drilling contract. We also defer recognition of revenue on amounts received from customers for prepayment of services until those services are provided. At September 30, 2017 and December 31, 2016, our deferred revenues classified as accrued liabilities were $241.8 million and $255.6 million, respectively. At September 30, 2017 and December 31, 2016, our deferred revenues classified as other long-term liabilities were $167.8 million and $321.0 million, respectively.

Costs incurred related to a mobilization period for which a contract is secured are deferred and recognized over the term of the related drilling contract. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. At September 30, 2017 and December 31, 2016, our deferred expenses classified as other current assets were $66.6 million and $63.4 million, respectively. At September 30, 2017 and December 31, 2016, our deferred expenses classified as other long-term assets were $41.7 million and $69.5 million, respectively.

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

Inventory, net

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
Raw materials	$89,127	$84,431
Work-in-progress	15,630	1,204
Finished goods	14,293	17,960
	$119,050	$103,595

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, relating to the revenue recognition from contracts with customers that creates a common revenue standard for GAAP and IFRS. The core principle will require recognition of revenue to represent the transfer of promised goods or services to customers in an amount that reflects the consideration, including costs incurred, to which the entity expects to be entitled in exchange for those goods or services. The standard will also require significantly expanded disclosures containing qualitative and quantitative information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  In July 2015, the FASB approved a one year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. Throughout 2017 we have taken many steps towards quantifying the impact of the new standard on our contracts. We, along with our third party consultants, have identified and reviewed our revenue streams, identified a subset of contracts to represent these revenue streams and performed a detailed analysis of such contracts. As part of this analysis, we identified specific areas impacted under the new standard. We have finalized our bucketing of contracts and expanded our sample of contracts for review in order to evaluate, document and quantify the consolidated impact of adopting the standard. We expect to apply the modified retrospective approach during the first quarter of 2018. However, we continue to evaluate the impact of the standard on our accounting policies, internal controls and consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, relating to leases to increase transparency and comparability among companies. This standard requires that all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. Additionally, this standard will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for public companies for fiscal years beginning after December 15, 2018. Early application is permitted. This standard requires an entity to separate lease components from nonlease components within a contract. While the lease components would be accounted for under ASU No. 2016-02, nonlease components would be accounted for under ASU No. 2014-09. We have determined that under the new standard, our drilling contracts contain a lease component and therefore we will be required to separately recognize revenues associated with the lease and services components. Therefore, we are evaluating ASU No. 2016-02 concurrently with the provisions of ASU No. 2014-09 and the impact this will have on our consolidated financial statements. We expect to adopt this guidance as of the effective date.

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

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. The standard provides a test to determine whether a set of assets and activities acquired is a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values. We do not expect the adoption of this standard to have an impact on our consolidated financial statements.

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

Note 3 Acquisitions

On September 5, 2017 we paid an initial amount of approximately $50.9 million in cash, subject to customary closing adjustments, to acquire Stavanger, Norway based Robotic Drilling Systems AS ("RDS"), a provider of automated tubular and tool handling equipment for the onshore and offshore drilling markets. This transaction will allow us to integrate RDS’s highly capable team and product offering with the technology portfolio of Canrig Drilling Technology (“Canrig”), Nabors rig equipment division, and strengthens the development of Canrig’s drilling automation solutions. As part of our purchase price allocation, we have initially recorded intangible assets of $53.3 million (developed technology and in process research and development), goodwill of approximately $5.7 million and other liabilities of $7.3 million (net of other working capital items). The proforma effect on revenue and net income (loss) have been determined to be immaterial to our financial statements.

On August 13, 2017, Nabors signed an Arrangement Agreement to acquire all of the issued and outstanding common shares of Tesco Corporation ("Tesco"), with each outstanding common share of Tesco being exchanged for 0.68 common shares of Nabors. This transaction (the “Arrangement”) will create a leading rig equipment and drilling automation provider by combining Canrig, with Tesco's rig equipment manufacturing, rental and aftermarket service business. Additionally, Tesco operates a tubular services business in numerous key regions globally, which will immediately benefit Nabors Drilling Solutions' (“NDS”) operation. Nabors estimates that it will issue approximately 32 million of its common shares in connection with this transaction.  The consummation of the Arrangement is subject to approval by Tesco security holders, receipt of required regulatory approvals, approval by the Court of Queens Bench of Alberta, and satisfaction or waiver of other customary closing conditions. It is currently anticipated that the closing of the Arrangement will occur in the fourth quarter of 2017.

Note 4 Investments in Unconsolidated Affiliates

On March 24, 2015, we completed the merger of our Completion & Production Services business with C&J Energy Services, Inc.. We received total consideration comprised of approximately $693.5 million in cash ($650.0 million after settlement of working capital requirements) and approximately 62.5 million common shares in the combined company, CJES, representing approximately 53% of the outstanding and issued common shares of CJES as of the closing date. We recognized our share of the net income (loss) of CJES, which was a loss of $221.9 million for the nine months ended September 30, 2016, and is reflected in earnings (losses) from unconsolidated affiliates in our condensed consolidated statement of income (loss). Additionally, we recognized an other-than-temporary impairment charge of $192.4 million during the nine months ended September 30, 2016, which is reflected in other, net in our condensed consolidated statement of income (loss). During the third quarter of 2016, CJES commenced voluntarily cases under chapter 11 of the U.S. Bankruptcy code. As such, we ceased accounting for our investment in CJES as an equity method investment. In January 2017, CJES emerged from bankruptcy and as part of the settlement we received warrants to acquire the common equity in the reorganized CJES.

Note 5 Fair Value Measurements

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2017 consist of available-for-sale equity and debt securities. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During the three and nine months ended September 30, 2017, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The majority of our short-term investments are categorized as Level 1 and had a fair value of $23.6 million as of September 30, 2017.  Additionally, we report our investment in the CJES warrants at fair value based on quoted market prices or prices quoted from third-party financial institutions. This measure is categorized as Level 2 and had a fair value of $6.2 million as of September 30, 2017.

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

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)
6.15% senior notes due February 2018	$460,537	$467,620	$827,539	$865,300
9.25% senior notes due January 2019	303,489	327,902	303,489	337,443
5.00% senior notes due September 2020	669,769	685,622	669,540	689,211
4.625% senior notes due September 2021	695,048	686,096	694,868	708,765
5.50% senior notes due January 2023	600,000	598,242	600,000	627,000
5.10% senior notes due September 2023	346,544	333,680	346,448	348,613
0.75% senior exchangeable notes due January 2024	425,010	469,258	—	—
Term loan facility	—	—	162,500	162,500
Revolving credit facility	410,000	410,000	—	—
Commercial paper	78,000	78,000	—	—
Other	196	196	297	297
	3,988,593	$4,056,616	3,604,681	$3,739,129
Less: deferred financing costs	29,782		26,049
	$3,958,811		$3,578,632

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 6 Debt

Debt consisted of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
6.15% senior notes due February 2018 (1)	$460,537	$827,539
9.25% senior notes due January 2019	303,489	303,489
5.00% senior notes due September 2020	669,769	669,540
4.625% senior notes due September 2021	695,048	694,868
5.50% senior notes due January 2023	600,000	600,000
5.10% senior notes due September 2023	346,544	346,448
0.75% senior exchangeable notes due January 2024	425,010	—
Term loan facility	—	162,500
Revolving credit facility	410,000	—
Commercial paper	78,000	—
Other	196	297
	3,988,593	3,604,681
Less: current portion	196	297
Less: deferred financing costs	29,782	26,049
	$3,958,615	$3,578,335

(1)	The 6.15% senior notes due February 2018 have been classified as long-term because we have the ability and intent to repay this obligation utilizing our revolving credit facility.

During the nine months ended September 30, 2017, we repurchased or redeemed $367.9 million aggregate principal amount of our 6.15% senior notes due February 2018 for approximately $387.3 million in cash, reflecting principal and approximately $5.6 million of accrued and unpaid interest. The difference represents the premiums paid in connection with these repurchases or redemptions and is included in other, net in our condensed consolidated statement of income (loss) for the nine months ended September 30, 2017.

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

In connection with the pricing of the notes, we entered into privately negotiated capped call transactions which are expected to reduce potential dilution to common shares and/or offset potential cash payments required to be made in excess of the principal amount upon any exchange of notes. Such reduction and/or offset is subject to a cap representing a price per share of $31.45, an approximately 75.0% premium over our share price of $17.97 as of the date of the transaction. The capped call meets the definition of a derivative under ASC 815, Derivatives and Hedging, as it has an underlying (the Company’s share price), a notional amount (the number of underlying shares to be purchased per option), an initial net investment less (by more than a nominal amount) than the amount that would have to be paid to own the underlying and provides for a default net share settlement (but could also be settled in cash at the election of the Company). However, the capped call meets the derivative scope exception under ASC 815 for instruments indexed to the Company’s own stock and classified in shareholders’ equity and therefore was initially recorded in equity. Until such time as the Company elects a settlement method for the exchangeable notes, the capped call transaction will continue to be accounted for as equity. At conversion, if the Company elects to partially settle the notes in cash in excess of the principal amount, or fully in cash, the capped call will be subject to mark to market through earnings as a derivative until such settlement is paid.

The net proceeds from the offering of the exchangeable notes were used to prepay the remaining balance of our unsecured term loan originally scheduled to mature in 2020, as well as to pay the cost of the capped call transactions. The remaining net proceeds from the offering were allocated for general corporate purposes, including to repurchase or repay other indebtedness.

Commercial Paper Program

As of September 30, 2017, we had approximately $78.0 million of commercial paper outstanding. The weighted average interest rate on borrowings at September 30, 2017 was 1.83%. Our commercial paper borrowings are classified as long-term debt because the borrowings are fully supported by availability under our revolving credit facility, which matures as currently structured in July 2020, more than one year from now.

Revolving Credit Facility

As of September 30, 2017, we had $410.0 million outstanding under our $2.25 billion revolving credit facility, which matures in July 2020. The weighted average interest rate on borrowings at September 30, 2017 was 2.59%. The revolving credit facility contains various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in the agreement. Availability under the revolving credit facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. We were in compliance with all covenants under the agreement at September 30, 2017. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

Term Loan Facility

On September 29, 2015, Nabors Delaware entered into a new five-year unsecured term loan facility for $325.0 million, which was fully and unconditionally guaranteed by us. The term loan facility contained a mandatory prepayment of $162.5 million due in September 2018, which was repaid in December 2016 utilizing a portion of the proceeds received in connection with the 5.50% senior notes offering. In January 2017, we repaid the remaining $162.5 million term loan utilizing the proceeds received in connection with the 0.75% senior exchangeable notes and the facility was terminated.

Note 7 Common Shares

During the nine months ended September 30, 2016, we repurchased 0.3 million of our common shares in the open market for $1.7 million, all of which are held in treasury.

On July 28, 2017, a cash dividend of $0.06 per share was declared for shareholders of record on September 12, 2017. The dividend was paid on October 3, 2017 in the amount of $17.2 million and was charged to retained earnings in our condensed consolidated statement of changes in equity for the nine months ended September 30, 2017.

Note 8 Commitments and Contingencies

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

We have received an assessment from a tax authority in Latin America in connection with a 2007 income tax return. The assessment relates to the denial of depreciation expense deductions related to drilling rigs. Similar deductions were taken for tax year 2009. Although Nabors and its tax advisors believe these deductions are appropriate and intend to continue to defend our position, the contingency has been partially reserved. If we ultimately do not prevail, we estimate that we would be required to recognize additional tax expense for the entire contingency in the range of $3 million to $8 million.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $25.0 million (at September 30, 2017 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $17.0 million in excess of amounts accrued.

In March 2012, Nabors Global Holdings II Limited (“NGH2L”) signed an agreement with ERG Resources, LLC (“ERG”) relating to the sale of all of the Class A shares of NGH2L’s wholly owned subsidiary, Ramshorn International Limited, an oil and gas exploration company (“Ramshorn”) (“the ERG Agreement”). When ERG failed to meet its closing obligations, NGH2L terminated the transaction on March 19, 2012 and, as contemplated in the agreement, retained ERG’s $3.0 million escrow deposit. ERG filed suit the following day in the 61st Judicial District Court of Harris County, Texas, in a case styled ERG Resources, LLC v. Nabors Global Holdings II Limited, Ramshorn International Limited, and Parex Resources, Inc.; Cause No. 2012 16446, seeking injunctive relief to halt any sale of the shares to a third party, specifically naming as defendant Parex Resources, Inc. (“Parex”). The lawsuit also sought monetary damages of up to $750.0 million based on an alleged breach of contract by NGH2L and alleged tortious interference with contractual relations by Parex. We successfully defeated ERG’s effort to obtain a temporary restraining order from the Texas court on March 20, 2012 and completed the sale of Ramshorn’s Class A shares to a Parex affiliate in April 2012, which mooted ERG’s application for a temporary injunction. The defendants made numerous jurisdictional challenges on appeal, and on April 30, 2015, ERG filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Accordingly, the civil actions are currently subject to the bankruptcy stay and ERG’s claims in the lawsuit are assets of the estate. The lawsuit was stayed, pending further court actions, including appeals of the jurisdictional decisions. On June 17, 2016, the Texas Supreme Court issued its opinion on the jurisdictional appeal holding that jurisdiction exists in Texas for Ramshorn, but not for Parex Bermuda or Parex Canada. ERG retains its causes of action for monetary damages, but we believe the claims are foreclosed by the terms of the ERG Agreement and are without factual or legal merit. On December 28, 2016, the District Court granted Nabors’ Motion for Partial Summary Judgment to Enforce Exclusive Remedies Clause, holding that ERG’s potential recovery in the action may not exceed $4.5 million in accordance with the terms of the ERG Agreement. The plaintiffs challenged this ruling and Parex was poised to enter into a settlement agreement, over the objection of Nabors, whereby ERG would release Parex from all claims in exchange for a $15 million cash payment from Parex. The Parex settlement changed the dynamics of the ongoing litigation between Nabors and ERG, with all signs indicating that the bankrupt ERG intended to use the cash influx from Parex to pursue a low‐risk but potentially high‐reward strategy by continuing with its claim against Nabors. With this development Nabors re‐evaluated its options, noting that however remote, a negative outcome at trial had the potential for a significantly adverse financial impact. As a result, in order to mitigate expenses associated with what was proving to be lengthy and potentially costly litigation, Nabors has agreed to a settlement in which ERG will release NGH2L from all claims in exchange for a payment of $20 million by NGH2L. This settlement resulted in a pre-tax charge of $16.5 million, which is included in net income (loss) from discontinued operations within our condensed consolidated statement of income (loss) for the three and nine months ended September 30, 2017. This settlement, which did not include an admission of wrongdoing by NGH2L, has been funded and the matter is closed.

On September 29, 2017, Nabors and Nabors Maple Acquisition Ltd. were sued, along with Tesco Corporation and its Board of Directors, in a putative shareholder class action filed in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff alleges that the September 18, 2017 Preliminary Proxy Statement filed by Tesco with the United States Securities and Exchange Commission omitted material information with respect to the proposed transaction between Tesco and Nabors announced on August 14, 2017.  The plaintiff claims that the omissions rendered the Proxy Statement false and misleading, constituting a violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and alleges liability by Nabors as a control person of Tesco.  Defendants are moving to consolidate this case, captioned The Vladimir Gusinsky Rev. Trust et al. v. Tesco Corporation et al., No. 4:17-cv-02918 (S.D. Tex.) (Miller, J.) with another matter recently filed against Tesco making the same or similar legal claims against Tesco, captioned Panella v. Tesco Corporation et al., No. 4:17-cv-02904 (S.D. Tex.) (Bennett, J.).

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2017	2018	2019	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$98,050	165,311	—	—	$263,361

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

Diluted earnings (losses) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and unvested restricted stock. Shares issuable upon exchange of the $575 million 0.75% exchangeable notes are not included in the calculation of diluted earnings (losses) per share unless the exchange value of the notes exceeds their principal amount at the end of the relevant reporting period, in which case the notes will be accounted for as if the number of common shares that would be necessary to settle the excess are issued. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings (losses) per share calculation, when the price of our shares exceeds $25.16 on the last trading day of the quarter, which did not occur during the nine months ended September 30, 2017.

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(119,285)	$(97,839)	$(382,389)	$(681,048)
Less: net (income) loss attributable to noncontrolling interest	(2,113)	(1,185)	(5,001)	990
Less: (earnings) losses allocated to unvested shareholders	3,463	2,698	10,580	14,683
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(117,935)	$(96,326)	$(376,810)	$(665,375)
Income (loss) from discontinued operations, net of tax	$(27,134)	$(12,187)	$(43,077)	$(14,097)
Weighted-average number of shares outstanding - basic	279,313	276,707	278,670	276,369
Earnings (losses) per share:
Basic from continuing operations	$(0.42)	$(0.35)	$(1.35)	$(2.41)
Basic from discontinued operations	(0.10)	(0.04)	(0.16)	(0.05)
Total Basic	$(0.52)	$(0.39)	$(1.51)	$(2.46)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(117,935)	$(96,326)	$(376,810)	$(665,375)
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(117,935)	$(96,326)	$(376,810)	$(665,375)
Income (loss) from discontinued operations, net of tax	$(27,134)	$(12,187)	$(43,077)	$(14,097)
Weighted-average number of shares outstanding - basic	279,313	276,707	278,670	276,369
Add: dilutive effect of potential common shares	—	—	—	—
Weighted-average number of shares outstanding - diluted	279,313	276,707	278,670	276,369
Earnings (losses) per share:
Diluted from continuing operations	$(0.42)	$(0.35)	$(1.35)	$(2.41)
Diluted from discontinued operations	(0.10)	(0.04)	(0.16)	(0.05)
Total Diluted	$(0.52)	$(0.39)	$(1.51)	$(2.46)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)

Potentially dilutive securities excluded as anti-dilutive	4,484	5,369	4,534	5,388

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

Note 10 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
Accrued compensation	$112,277	$116,775
Deferred revenue	241,812	255,626
Other taxes payable	25,306	16,419
Workers’ compensation liabilities	18,255	18,255
Interest payable	21,187	57,233
Litigation reserves	19,675	24,896
Current liability to discontinued operations	6,063	5,462
Dividends declared and payable	17,153	17,039
Other accrued liabilities	23,619	31,543
	$485,347	$543,248

Other, net included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$10,009	$6,546	$10,142	$40,527	(1)
Other-than-temporary impairment of equity security (2)	—	3,495	—	3,495
Charges related to our CJES holdings (3)	—	—	—	220,117
Provision for International operations (4)	—	1,128	—	1,128
Litigation expenses and reserves	(2,387)	2,327	(777)	2,651
Foreign currency transaction losses (gains)	(763)	(1,102)	1,727	5,916
(Gain) loss on debt buyback	69	(680)	16,013	(6,707)
Other losses (gains)	(1,369)	(1,322)	2,068	276
	$5,559	$10,392	$29,173	$267,403

(1)

Includes charges of $22.4 million for the nine months ended September 30, 2016 related to a reserve for amounts associated with our retained interest in the oil and gas properties located on the North Slope of Alaska and a $3.8 million charge to reduce the carrying value of one of our jack-up rigs, which was re-classified as assets held for sale at June 30, 2016, to its estimated fair value based on expected sales price.

(2)

Represents an other-than-temporary impairment charge related to an equity security. Because the trading price of this security remained below our cost basis for an extended period, we determined the investment was other than temporarily impaired and it was appropriate to write down the investment’s carrying value to its current estimated fair value.

(3)	Represents impairment charges related to our CJES holdings. See Note 4 — Investments in Unconsolidated Affiliates.

(4)	Represents an obligation associated with the decision to exit a non-core business line in the region of $1.1 million for each of the three and nine months ended September 30, 2016.

The changes in accumulated other comprehensive income (loss), by component, included the following:

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2016	$(1,670)	$(314)	$(6,568)	$(39,041)	$(47,593)
Other comprehensive income (loss) before reclassifications	—	3,551	—	27,870	31,421
Amounts reclassified from accumulated other comprehensive income (loss)	472	3,495	280	—	4,247
Net other comprehensive income (loss)	472	7,046	280	27,870	35,668
As of September 30, 2016	$(1,198)	$6,732	$(6,288)	$(11,171)	$(11,925)

(1)	All amounts are net of tax.

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2017	$(1,296)	$14,235	$(3,760)	$(21,298)	$(12,119)
Other comprehensive income (loss) before reclassifications	—	(5,122)	—	31,183	26,061
Amounts reclassified from accumulated other comprehensive income (loss)	281	1,341	93	—	1,715
Net other comprehensive income (loss)	281	(3,781)	93	31,183	27,776
As of September 30, 2017	$(1,015)	$10,454	$(3,667)	$9,885	$15,657

(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Interest expense	$153	$153	$459	$459
General and administrative expenses	50	297	150	765
Other expense (income), net	—	3,495	1,341	3,495
Total income (loss) from continuing operations before income tax	(203)	(3,945)	(1,950)	(4,719)
Tax expense (benefit)	(78)	(172)	(235)	(472)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(125)	$(3,773)	$(1,715)	$(4,247)

Note 11 Assets Held for Sale and Discontinued Operations

Assets Held for Sale

Assets held for sale as of September 30, 2017 and December 31, 2016 was $37.3 million and $76.7 million, respectively. These assets consisted primarily of our oil and gas holdings which are mainly in the Horn River basin in western Canada of $26.1 million and $65.0 million, respectively, as of the periods noted above and the operating results have been reflected in discontinued operations. The remainder represents assets that meet the criteria to be classified as assets held for sale, but do not represent a disposal of a component of an entity or a group of components of an entity representing a strategic shift that has or will have a major effect on the entity's operations and financial results.

The carrying value of our assets held for sale represents the lower of carrying value or fair value less costs to sell. We continue to market these properties at prices that are reasonable compared to current fair value.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing associated with these properties held for sale. At September 30, 2017, our undiscounted contractual commitments for these contracts approximated $13.0 million and we had liabilities of $9.9 million, $6.1 million of which were classified as current and were included in accrued liabilities. At December 31, 2016, our undiscounted contractual commitments for these contracts approximated $17.2 million and we had liabilities of $12.5 million, $5.5 million of which were classified as current and were included in accrued liabilities.

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

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)

Operating revenues (1)	$1,077	$688	$5,171	$1,449
Income (loss) from Oil & Gas discontinued operations:
Income (loss) from discontinued operations	$(991)	$(836)	$(1,561)	$(3,501)
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets (2)	34,469	15,392	51,028	15,388
Less: Income tax expense (benefit)	(8,326)	(4,041)	(9,512)	(4,792)
Income (loss) from Oil and Gas discontinued operations, net of tax	$(27,134)	$(12,187)	$(43,077)	$(14,097)

(1)	Reflects operating revenues of our historical oil and gas operating segment.

(2)

Reflects impairment charges of $35.3 million and $15.4 million during each of the three and nine months ended September 30, 2017 and 2016, respectively, due to the deterioration of economic conditions in the dry gas market in western Canada. These assets are included in our assets held for sale balance as described above. Additionally, includes a charge of $16.5 million related to the settlement of litigation associated with our previously owned Ramshorn International properties during the nine months ended September 30, 2017.

Note 12 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Operating revenues:
Drilling & Rig Services:
U.S.	$222,747	$116,095	$572,025	$405,113
Canada	18,073	10,444	63,002	34,555
International	374,106	363,552	1,092,667	1,165,631
Rig Services	87,538	58,950	251,993	152,051
Subtotal Drilling & Rig Services	702,464	549,041	1,979,687	1,757,350

Other reconciling items (1)	(40,361)	(29,312)	(123,679)	(68,459)
Total	$662,103	$519,729	$1,856,008	$1,688,891

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Adjusted operating income (loss): (2)
Drilling & Rig Services:
U.S.	$(53,536)	$(58,876)	$(172,797)	$(154,763)
Canada	(7,494)	(10,156)	(16,519)	(28,265)
International	32,316	43,595	80,464	144,326
Rig Services	(4,671)	(12,937)	(15,048)	(43,238)
Total	$(33,385)	$(38,374)	$(123,900)	$(81,940)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total segment adjusted operating income (loss) (2)	$(33,385)	$(38,374)	$(123,900)	$(81,940)
Other reconciling items (3)	(40,820)	(33,600)	(123,531)	(97,205)
Earnings (losses) from unconsolidated affiliates	4	2	6	(221,918)
Investment income (loss)	373	310	208	923
Interest expense	(54,607)	(46,836)	(165,813)	(137,803)
Other, net	(5,559)	(10,392)	(29,173)	(267,403)
Income (loss) from continuing operations before income taxes	$(133,994)	$(128,890)	$(442,203)	$(805,346)

	September 30,	December 31,
	2017	2016
	(In thousands)
Total assets:
Drilling & Rig Services:
U.S.	$3,288,663	$3,172,767
Canada	341,114	329,620
International	3,433,515	3,600,057
Rig Services	443,169	359,435
Subtotal Drilling & Rig Services	7,506,461	7,461,879
Other reconciling items (3)	582,124	725,136
Total	$8,088,585	$8,187,015

(1)	Represents the elimination of inter-segment transactions.

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of September 30, 2017 and December 31, 2016, statements of income (loss) and statements of other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016, and statements of cash flows for the nine months ended September 30, 2017 and 2016 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	September 30, 2017
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$386	$47	$190,123	$—	$190,556
Short-term investments	—	—	29,770	—	29,770
Accounts receivable, net	—	—	621,640	—	621,640
Inventory, net	—	—	119,050	—	119,050
Assets held for sale	—	—	37,275	—	37,275
Other current assets	50	27,869	148,711	—	176,630
Total current assets	436	27,916	1,146,569	—	1,174,921
Property, plant and equipment, net	—	—	6,051,606	—	6,051,606
Goodwill	—	—	173,321	—	173,321
Intercompany receivables	134,757	417,432	—	(552,189)	—
Investment in consolidated affiliates	2,789,805	5,411,796	3,875,639	(12,077,240)	—
Deferred tax assets	—	514,579	444,796	(514,579)	444,796
Other long-term assets	—	147	315,937	(72,143)	243,941
Total assets	$2,924,998	$6,371,870	$12,007,868	$(13,216,151)	$8,088,585

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$196	$—	$196
Trade accounts payable	426	171	316,717	—	317,314
Accrued liabilities	21,167	21,972	442,208	—	485,347
Income taxes payable	—	—	27,817	—	27,817
Total current liabilities	21,593	22,143	786,938	—	830,674
Long-term debt	—	4,030,758	—	(72,143)	3,958,615
Other long-term liabilities	—	22,870	328,917	—	351,787
Deferred income taxes	—	—	534,867	(514,579)	20,288
Intercompany payable	2,000	—	550,189	(552,189)	—
Total liabilities	23,593	4,075,771	2,200,911	(1,138,911)	5,161,364
Shareholders’ equity	2,901,405	2,296,099	9,781,141	(12,077,240)	2,901,405
Noncontrolling interest	—	—	25,816	—	25,816
Total equity	2,901,405	2,296,099	9,806,957	(12,077,240)	2,927,221
Total liabilities and equity	$2,924,998	$6,371,870	$12,007,868	$(13,216,151)	$8,088,585

Condensed Consolidating Balance Sheets

	December 31, 2016
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$1,148	$10,177	$252,768	$—	$264,093
Short-term investments	—	—	31,109	—	31,109
Accounts receivable, net	—	—	508,355	—	508,355
Inventory, net	—	—	103,595	—	103,595
Assets held for sale	—	—	76,668	—	76,668
Other current assets	50	22,209	149,760	—	172,019
Total current assets	1,198	32,386	1,122,255	—	1,155,839
Property, plant and equipment, net	—	—	6,267,583	—	6,267,583
Goodwill	—	—	166,917	—	166,917
Intercompany receivables	142,447	—	1,342,942	(1,485,389)	—
Investment in consolidated affiliates	3,170,254	4,830,572	1,083,948	(9,084,774)	—
Deferred tax assets	—	443,049	366,586	(443,049)	366,586
Other long-term assets	—	344	447,962	(218,216)	230,090
Total assets	$3,313,899	$5,306,351	$10,798,193	$(11,231,428)	$8,187,015

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$297	$—	$297
Trade accounts payable	205	8	264,365	—	264,578
Accrued liabilities	20,669	65,246	457,333	—	543,248
Income taxes payable	—	—	13,811	—	13,811
Total current liabilities	20,874	65,254	735,806	—	821,934
Long-term debt	—	3,796,550	—	(218,215)	3,578,335
Other long-term liabilities	—	22,659	499,797	—	522,456
Deferred income taxes	—	—	452,544	(443,049)	9,495
Intercompany payable	46,000	1,439,390	—	(1,485,390)	—
Total liabilities	66,874	5,323,853	1,688,147	(2,146,654)	4,932,220
Shareholders’ equity	3,247,025	(17,502)	9,102,276	(9,084,774)	3,247,025
Noncontrolling interest	—	—	7,770	—	7,770
Total equity	3,247,025	(17,502)	9,110,046	(9,084,774)	3,254,795
Total liabilities and equity	$3,313,899	$5,306,351	$10,798,193	$(11,231,428)	$8,187,015

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended September 30, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$662,103	$—	$662,103
Earnings (losses) from unconsolidated affiliates	—	—	4	—	4
Earnings (losses) from consolidated affiliates	(144,837)	(31,085)	(66,846)	242,768	—
Investment income (loss)	1	(1)	3,353	(2,980)	373
Total revenues and other income	(144,836)	(31,086)	598,614	239,788	662,480
Operating income (loss)
Costs and other deductions:
Direct costs	—	—	441,263	—	441,263
General and administrative expenses	3,705	243	61,552	(490)	65,010
Research and engineering	—	—	12,960	—	12,960
Depreciation and amortization	—	31	217,044	—	217,075
Interest expense	—	56,429	(1,822)	—	54,607
Other, net	(9)	60	5,018	490	5,559
Total costs and other deductions	3,696	56,763	736,015	—	796,474
Income (loss) from continuing operations before income taxes	(148,532)	(87,849)	(137,401)	239,788	(133,994)
Income tax expense (benefit)	—	(21,003)	6,294	—	(14,709)
Income (loss) from continuing operations, net of tax	(148,532)	(66,846)	(143,695)	239,788	(119,285)
Income (loss) from discontinued operations, net of tax	—	—	(27,134)	—	(27,134)
Net income (loss)	(148,532)	(66,846)	(170,829)	239,788	(146,419)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(2,113)	—	(2,113)
Net income (loss) attributable to Nabors	$(148,532)	$(66,846)	$(172,942)	$239,788	$(148,532)

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended September 30, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$519,729	$—	$519,729
Earnings (losses) from unconsolidated affiliates	—	—	2	—	2
Earnings (losses) from consolidated affiliates	(107,229)	(45,527)	(77,423)	230,179	—
Investment income (loss)	—	—	3,291	(2,981)	310
Intercompany interest income (loss)	(9)	162	—	(153)	—
Total revenues and other income	(107,238)	(45,365)	445,599	227,045	520,041
Costs and other deductions:
Direct costs	—	—	306,436	—	306,436
General and administrative expenses	3,053	182	53,010	(167)	56,078
Research and engineering	—	—	8,476	—	8,476
Depreciation and amortization	—	31	220,682	—	220,713
Interest expense	—	50,595	(3,759)	—	46,836
Other, net	929	(18)	9,314	167	10,392
Intercompany interest expense	(9)	—	162	(153)	—
Total costs and other deductions	3,973	50,790	594,321	(153)	648,931
Income (loss) from continuing operations before income taxes	(111,211)	(96,155)	(148,722)	227,198	(128,890)
Income tax expense (benefit)	—	(18,732)	(12,319)	—	(31,051)
Income (loss) from continuing operations, net of tax	(111,211)	(77,423)	(136,403)	227,198	(97,839)
Income (loss) from discontinued operations, net of tax	—	—	(12,187)	—	(12,187)
Net income (loss)	(111,211)	(77,423)	(148,590)	227,198	(110,026)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(1,185)	—	(1,185)
Net income (loss) attributable to Nabors	$(111,211)	$(77,423)	$(149,775)	$227,198	$(111,211)

Condensed Consolidating Statements of Income (Loss)

	Nine Months Ended September 30, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,856,008	$—	$1,856,008
Earnings (losses) from unconsolidated affiliates	—	—	6	—	6
Earnings (losses) from consolidated affiliates	(420,300)	(102,067)	(223,862)	746,229	—
Investment income (loss)	16	63	9,069	(8,940)	208
Total revenues and other income	(420,284)	(102,004)	1,641,221	737,289	1,856,222
Costs and other deductions:
Direct costs	—	—	1,246,428	—	1,246,428
General and administrative expenses	10,362	573	182,173	(994)	192,114
Research and engineering	—	—	36,060	—	36,060
Depreciation and amortization	—	93	628,744	—	628,837
Interest expense	—	173,689	(7,876)	—	165,813
Other, net	(170)	19,033	9,316	994	29,173
Intercompany interest expense	(9)	—	9	—	—
Total costs and other deductions	10,183	193,388	2,094,854	—	2,298,425
Income (loss) from continuing operations before income taxes	(430,467)	(295,392)	(453,633)	737,289	(442,203)
Income tax expense (benefit)	—	(71,530)	11,716	—	(59,814)
Income (loss) from continuing operations, net of tax	(430,467)	(223,862)	(465,349)	737,289	(382,389)
Income (loss) from discontinued operations, net of tax	—	—	(43,077)	—	(43,077)
Net income (loss)	(430,467)	(223,862)	(508,426)	737,289	(425,466)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(5,001)	—	(5,001)
Net income (loss) attributable to Nabors	$(430,467)	$(223,862)	$(513,427)	$737,289	$(430,467)

Condensed Consolidating Statements of Income (Loss)

	Nine Months Ended September 30, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,688,891	$—	$1,688,891
Earnings (losses) from unconsolidated affiliates	—	—	(221,918)	—	(221,918)
Earnings (losses) from consolidated affiliates	(685,148)	(168,639)	(264,583)	1,118,370	—
Investment income (loss)	1	132	9,733	(8,943)	923
Intercompany interest income (loss)	—	417	—	(417)	—
Total revenues and other income	(685,147)	(168,090)	1,212,123	1,109,010	1,467,896
Costs and other deductions:
Direct costs	—	—	1,012,738	—	1,012,738
General and administrative expenses	7,767	448	167,302	(481)	175,036
Research and engineering	—	—	24,818	—	24,818
Depreciation and amortization	—	93	655,351	—	655,444
Interest expense	—	152,318	(14,515)	—	137,803
Other, net	1,245	(18)	265,695	481	267,403
Intercompany interest expense	(4)	—	421	(417)	—
Total costs and other deductions	9,008	152,841	2,111,810	(417)	2,273,242
Income (loss) from continuing operations before income taxes	(694,155)	(320,931)	(899,687)	1,109,427	(805,346)
Income tax expense (benefit)	—	(56,348)	(67,950)	—	(124,298)
Income (loss) from continuing operations, net of tax	(694,155)	(264,583)	(831,737)	1,109,427	(681,048)
Income (loss) from discontinued operations, net of tax	—	—	(14,097)	—	(14,097)
Net income (loss)	(694,155)	(264,583)	(845,834)	1,109,427	(695,145)
Less: Net (income) loss attributable to noncontrolling interest	—	—	990	—	990
Net income (loss) attributable to Nabors	$(694,155)	$(264,583)	$(844,844)	$1,109,427	$(694,155)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(148,532)	$(66,846)	$(172,942)	$239,788	$(148,532)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	16,444	—	16,444	(16,444)	16,444
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(5,706)	—	(5,706)	5,706	(5,706)
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	—	—	—	—
Unrealized gains (losses) on marketable securities	(5,706)	—	(5,706)	5,706	(5,706)
Pension liability amortization and adjustment	50	50	100	(150)	50
Unrealized gains (losses) and amortization on cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	10,941	203	10,991	(11,194)	10,941
Income tax expense (benefit) related to items of other comprehensive income (loss)	78	78	156	(234)	78
Other comprehensive income (loss), net of tax	10,863	125	10,835	(10,960)	10,863
Comprehensive income (loss) attributable to Nabors	(137,669)	(66,721)	(162,107)	228,828	(137,669)
Net income (loss) attributable to noncontrolling interest	—	—	2,113	—	2,113
Translation adjustment attributable to noncontrolling interest	—	—	160	—	160
Comprehensive income (loss) attributable to noncontrolling interest	—	—	2,273	—	2,273
Comprehensive income (loss)	$(137,669)	$(66,721)	$(159,834)	$228,828	$(135,396)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(111,211)	$(77,423)	$(149,775)	$227,198	$(111,211)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	(8,950)	12	(8,938)	8,926	(8,950)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	1,502	—	2,782	(2,782)	1,502
Less: reclassification adjustment for (gains) losses included in net income (loss)	3,495	—	3,495	(3,495)	3,495
Unrealized gains (losses) on marketable securities	4,997	—	6,277	(6,277)	4,997
Pension liability amortization and adjustment	297	297	594	(891)	297
Unrealized gains (losses) and amortization on cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	(3,503)	462	(1,914)	1,452	(3,503)
Income tax expense (benefit) related to items of other comprehensive income (loss)	172	172	284	(456)	172
Other comprehensive income (loss), net of tax	(3,675)	290	(2,198)	1,908	(3,675)
Comprehensive income (loss) attributable to Nabors	(114,886)	(77,133)	(151,973)	229,106	(114,886)
Net income (loss) attributable to noncontrolling interest	—	—	1,185	—	1,185
Translation adjustment attributable to noncontrolling interest	—	—	(90)	—	(90)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	1,095	—	1,095
Comprehensive income (loss)	$(114,886)	$(77,133)	$(150,878)	$229,106	$(113,791)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(430,467)	$(223,862)	$(513,427)	$737,289	$(430,467)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	31,183	—	31,183	(31,183)	31,183
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(5,122)	—	(5,122)	5,122	(5,122)
Less: reclassification adjustment for (gains) losses included in net income (loss)	1,341	—	1,341	(1,341)	1,341
Unrealized gains (losses) on marketable securities	(3,781)	—	(3,781)	3,781	(3,781)
Pension liability amortization and adjustment	150	150	300	(450)	150
Unrealized gains (losses) and amortization on cash flow hedges	459	459	459	(918)	459
Other comprehensive income (loss) before tax	28,011	609	28,161	(28,770)	28,011
Income tax expense (benefit) related to items of other comprehensive income (loss)	235	235	470	(705)	235
Other comprehensive income (loss), net of tax	27,776	374	27,691	(28,065)	27,776
Comprehensive income (loss) attributable to Nabors	(402,691)	(223,488)	(485,736)	709,224	(402,691)
Net income (loss) attributable to noncontrolling interest	—	—	5,001	—	5,001
Translation adjustment attributable to noncontrolling interest	—	—	317	—	317
Comprehensive income (loss) attributable to noncontrolling interest	—	—	5,318	—	5,318
Comprehensive income (loss)	$(402,691)	$(223,488)	$(480,418)	$709,224	$(397,373)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(694,155)	$(264,583)	$(844,844)	$1,109,427	$(694,155)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	27,870	(39)	27,870	(27,831)	27,870
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	3,551	—	3,551	(3,551)	3,551
Less: reclassification adjustment for (gains) losses included in net income (loss)	3,495	—	3,495	(3,495)	3,495
Unrealized gains (losses) on marketable securities	7,046	—	7,046	(7,046)	7,046
Pension liability amortization and adjustment	765	765	1,530	(2,295)	765
Unrealized gains (losses) and amortization on cash flow hedges	459	459	459	(918)	459
Other comprehensive income (loss) before tax	36,140	1,185	36,905	(38,090)	36,140
Income tax expense (benefit) related to items of other comprehensive income (loss)	472	472	765	(1,237)	472
Other comprehensive income (loss), net of tax	35,668	713	36,140	(36,853)	35,668
Comprehensive income (loss) attributable to Nabors	(658,487)	(263,870)	(808,704)	1,072,574	(658,487)
Net income (loss) attributable to noncontrolling interest	—	—	(990)	—	(990)
Translation adjustment attributable to noncontrolling interest	—	—	371	—	371
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(619)	—	(619)
Comprehensive income (loss)	$(658,487)	$(263,870)	$(809,323)	$1,072,574	$(659,106)

Condensed Consolidating Statements Cash Flows

	Nine Months Ended September 30, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$103,187	$(199,071)	$148,714	$(88,939)	$(36,109)
Cash flows from investing activities:
Purchases of investments	—	—	(6,722)	—	(6,722)
Sales and maturities of investments	—	—	12,533	—	12,533
Cash paid for acquisitions of businesses, net	—	—	(50,764)	—	(50,764)
Cash paid for investments in consolidated affiliates	(100)	—	(75,960)	76,060	—
Capital expenditures	—	—	(448,864)	—	(448,864)
Proceeds from sales of assets and insurance claims	—	—	32,805	—	32,805
Change in intercompany balances	—	(424,133)	424,133	—	—
Other changes in investing	—	—	(427)	—	(427)
Net cash provided by (used for) investing activities	(100)	(424,133)	(113,266)	76,060	(461,439)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(78)	—	(78)
Proceeds from issuance of long-term debt	—	411,200	—	—	411,200
Debt issuance costs	—	(11,039)	—	—	(11,039)
Proceeds from revolving credit facilities	—	410,000	—	—	410,000
Proceeds from parent contributions	—	37,980	38,080	(76,060)	—
Proceeds from (payments for) issuance of common shares	8,300	—	—	—	8,300
Purchase of capped call hedge transactions	—	(40,250)	—	—	(40,250)
Reduction of long-term debt	—	(270,269)	(112,546)	—	(382,815)
Dividends to shareholders	(60,285)	—	—	8,939	(51,346)
Proceeds from (payment for) commercial paper, net	—	78,000	—	—	78,000
Payments on term loan	—	(162,500)	—	—	(162,500)
Proceeds from (payments for) short-term borrowings	—	—	(528)	—	(528)
Cash proceeds from equity component of exchangeable debt	—	159,952	—	—	159,952
Proceeds from issuance of intercompany debt	35,000	20,000	(55,000)	—	—
Noncontrolling interest contribution	—	—	20,000	—	20,000
Paydown of intercompany debt	(79,000)	(20,000)	99,000	—	—
Distributions to Non-controlling interest	—	—	(7,272)	—	(7,272)
Distribution from subsidiary to parent	—	—	(80,000)	80,000	—
Other changes	(7,864)	—	—	—	(7,864)
Net cash (used for) provided by financing activities	(103,849)	613,074	(98,344)	12,879	423,760
Effect of exchange rate changes on cash and cash equivalents	—	—	251	—	251
Net increase (decrease) in cash and cash equivalents	(762)	(10,130)	(62,645)	—	(73,537)
Cash and cash equivalents, beginning of period	1,148	10,177	252,768	—	264,093
Cash and cash equivalents, end of period	$386	$47	$190,123	$—	$190,556

Condensed Consolidating Statements Cash Flows

	Nine Months Ended September 30, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$18,320	$(276,655)	$669,063	$(5,960)	$404,768
Cash flows from investing activities:
Purchases of investments	—	—	(24)	—	(24)
Sales and maturities of investments	—	—	643	—	643
Proceeds from sales of assets and insurance claims	—	—	26,597	—	26,597
Cash paid for investments in consolidated affiliates	—	(86,459)	(159,000)	245,459	—
Capital expenditures	—	—	(284,950)	—	(284,950)
Change in intercompany balances	—	239,112	(239,112)	—	—
Other	—	—	(19)	—	(19)
Net cash provided by (used for) investing activities	—	152,653	(655,865)	245,459	(257,753)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	5	—	5
Proceeds from (payments for) issuance of common shares	562	—	—	—	562
Reduction in long-term debt	—	(350,000)	(142,625)	—	(492,625)
Dividends to shareholders	(39,887)	—	—	5,960	(33,927)
Proceeds from (payments for) commercial paper, net	—	15,000	—	—	15,000
Proceeds from issuance of intercompany debt	25,500	—	(25,500)	—	—
Proceeds from revolving credit facilities	—	560,000	—	—	560,000
Reduction in revolving credit facilities	—	(260,000)	—	—	(260,000)
Repurchase of common shares	—	—	(1,687)	—	(1,687)
Proceeds from (payments for) short-term borrowings	—	—	(6,388)	—	(6,388)
Proceeds from parent contributions	—	159,000	86,459	(245,459)	—
Other changes	(4,313)	—	—	—	(4,313)
Net cash (used for) provided by financing activities	(18,138)	124,000	(89,736)	(239,499)	(223,373)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,129)	—	(1,129)
Net increase (decrease) in cash and cash equivalents	182	(2)	(77,667)	—	(77,487)
Cash and cash equivalents, beginning of period	873	10	253,647	—	254,530
Cash and cash equivalents, end of period	$1,055	$8	$175,980	$—	$177,043

Note 14 Subsequent Events

On October 28, 2017, our Board of Directors declared a cash dividend of $0.06 per common share, which will be paid on January 3, 2018 to shareholders of record at the close of business on December 13, 2017.

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

You should consider the following key factors when evaluating these forward-looking statements:

•	fluctuations and volatility in worldwide prices of and demand for oil and natural gas;

•	fluctuations in levels of oil and natural gas exploration and development activities;

•	fluctuations in the demand for our services;

•	competitive and technological changes and other developments in the oil and gas and oilfield services industries;

•	our ability to complete, and realize the expected benefits of, strategic transactions, including our announced joint venture in Saudi Arabia and the transaction with Tesco;

•	the existence of operating risks inherent in the oil and gas and oilfield services industries;

•	the possibility of changes in tax laws and other laws and regulations;

•	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in any of the countries in which we do business; and

•	general economic conditions, including the capital and credit markets.

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

We own and operate the world’s largest land-based drilling rig fleet and are a leading provider of offshore platform and drilling rigs in the United States and multiple international markets. Our business is comprised of our global land-based and offshore drilling rig operations and other rig services, consisting of equipment manufacturing, rig instrumentation and optimization software. We also specialize in wellbore placement solutions and are a leading provider of directional drilling and measurement while drilling systems and services. Our business consists of four reportable operating segments: U.S., Canada, International and Rig Services.

On August 13, 2017, Nabors signed an Arrangement Agreement to acquire all of the issued and outstanding common shares of Tesco, with each outstanding common share of Tesco being exchanged for 0.68 common shares of Nabors. The Arrangement will create a leading rig equipment and drilling automation provider by combining Canrig,

Nabors rig equipment division, with Tesco's rig equipment manufacturing, rental and aftermarket service business. Additionally, Tesco operates a tubular services business in numerous key regions globally, which will immediately benefit NDS's operation. Nabors estimates that it will issue approximately 32 million of its common shares in connection with this transaction.  The consummation of the Arrangement is subject to approval by Tesco security holders, receipt of required regulatory approvals, approval by the Court of Queens Bench of Alberta, and satisfaction of waiver of other customary closing conditions. It is currently anticipated that the closing of the Arrangement will occur in the fourth quarter of 2017.

On September 5, 2017 we paid an initial amount of approximately $50.9 million in cash, subject to customary closing adjustments, to acquire Stavanger, Norway based RDS, a provider of automated tubular and tool handling equipment for the onshore and offshore drilling markets. This transaction will allow us to integrate RDS’s highly capable team and product offering with the technology portfolio of Canrig and strengthens the development of its drilling automation solutions.

Financial Results

Comparison of the three months ended September 30, 2017 and 2016

Operating revenues for the three months ended September 30, 2017 totaled $662.1 million, representing an increase of $142.4 million, or 27%, compared to the three months ended September 30, 2016. We have seen a significant increase in the number of rigs working in the U.S. compared to the same period last year, which has led to higher revenues in our U.S. Drilling and Rig Services operating segments. Internationally, we experienced a decline in the number of rigs working of approximately 6%, which has partially offset the increases realized in the U.S. Drilling segment.

Net loss from continuing operations attributable to Nabors of $121.4 million for the three months ended September 30, 2017 ($0.42 per diluted share), increased by $22.4 million compared to a net loss from continuing operations attributable to Nabors of $99.0 million ($0.35 per diluted share) for the three months ended September 30, 2016. The primary driver was a $16.3 million reduction in income tax benefits due to a lower effective tax rate attributable to increased earnings in high tax jurisdictions. Segment adjusted operating income (loss), which is our primary measure of operating performance, was relatively flat for the comparable periods, $33.4 million and $38.4 million the three months ended September 30, 2017 and 2016, respectively.  See “Segment Results of Operations” for further information on the changes to segment adjusted operating income (loss).

General and administrative expenses for the three months ended September 30, 2017 totaled $65.0 million, representing an increase of $8.9 million, or 16%, compared to the three months ended September 30, 2016. This is reflective of a slight increase in salaries and other compensation as well as an increase in headcount in response to the increase in drilling activity.

Research and engineering expenses for the three months ended September 30, 2017 totaled $13.0 million, representing an increase of $4.5 million, or 53%, compared to the three months ended September 30, 2016. The increase is a result of increased efforts towards a number of strategic research and engineering projects.

Depreciation and amortization expense for the three months ended September 30, 2017 was $217.1 million, representing a marginal decrease of $3.6 million, or 2%, compared to the three months ended September 30, 2016. The decrease was primarily due to the impact from retirements and impairments of various rigs and rig equipment in late 2016 partially offset by incremental depreciation associated with capital expenditures as we upgrade our existing rig fleet.

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

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	September 30,
	2017	2016	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
U.S.
Operating revenues	$222,747	$116,095	$106,652	92%
Adjusted operating income (loss)	$(53,536)	$(58,876)	$5,340	9%
Average rigs working (1)	107.2	57.3	49.9	87%

Canada
Operating revenues	$18,073	$10,444	$7,629	73%
Adjusted operating income (loss)	$(7,494)	$(10,156)	$2,662	26%
Average rigs working (1)	13.5	8.8	4.7	53%

International
Operating revenues	$374,106	$363,552	$10,554	3%
Adjusted operating income (loss)	$32,316	$43,595	$(11,279)	(26)%
Average rigs working (1)	91.3	97.4	(6.1)	(6)%

Rig Services
Operating revenues	$87,538	$58,950	$28,588	48%
Adjusted operating income (loss)	$(4,671)	$(12,937)	$8,266	64%

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

Operating results increased during the three months ended September 30, 2017 compared to the corresponding 2016 period primarily due to an 87% increase in the average number of rigs working during the third quarter of 2017 compared to 2016. This increase in activity was the primary contributor to the $106.7 million, or 92%, increase in operating revenues.  Although we experienced an increase in activity during the period, dayrates continue to be lower on average than the comparable prior period. This has had a mitigating impact on our average daily margins, revenues and adjusted operating income.  Rig activity has begun to stabilize and we expect the average dayrates and margins to continue to improve.

Canada

Operating results increased during the three months ended September 30, 2017 compared to the corresponding 2016 period due to an increase in drilling rig activity, as evidenced by the increase in average number of rigs working during the third quarter of 2017 compared to 2016. Similar to our U.S. Drilling segment, dayrates continue to be lower on average than the comparable prior period which mitigates the impact of the increased activity during the period.

International

Operating results decreased during the three months ended September 30, 2017 compared to the corresponding 2016 period primarily due to a 6% reduction in average number of rigs working during the third quarter of 2017 compared to 2016. This decline in activity and utilization is attributed primarily to Algeria and Russia. Partially offsetting these declines was a significant increase in income driven by increased drilling activity in Colombia and Kazakhstan.

Rig Services

Operating results increased during the three months ended September 30, 2017 compared to the corresponding 2016 period primarily due to the increase in drilling activity in the U.S. for the period and in the demand for our products and services. The revenue increase in the segment is driven by both an increase in capital equipment deliveries from Canrig and also increased revenue from our NDS division. The latter saw significant increases in demand for our performance tools, such as ROCKit® and REVit®, as well as wellbore placement services, as the rig activity in the U.S. has increased significantly. NDS product lines accounted for an approximate $11.0 million increase in adjusted operating income (loss) of this operating segment.

Other Financial Information

Interest expense

Interest expense for the three months ended September 30, 2017 was $54.6 million, representing an increase of $7.8 million, or 17%, compared to the three months ended September 30, 2016. The increase was primarily due to the additional interest expense related to the issuance of $600 million in aggregate principal amount of 5.5% senior notes due 2023 during December 2016 as well as the issuance of $575 million in aggregate principal amount of 0.75% senior exchangeable notes due 2024 during January 2017. This increase was partially offset by a reduction in interest expense due to the repurchase of approximately $368.9 million in aggregate principal amount of 6.15% senior notes due 2018 since September 30, 2016.

Other, net

Other, net for the three months ended September 30, 2017 was $5.6 million of expense, which included a net loss on sales and disposals of assets of approximately $10.0 million. These losses were partially offset by a decrease in our litigation reserves of $2.4 million and foreign currency exchange gains of $0.8 million.

Other, net for the three months ended September 30, 2016 was $10.4 million of expense, which included net losses on sales and disposals of assets of approximately $6.5 million, an other-than-temporary impairment to an equity security of $3.5 million and increases to our litigation reserves of $2.3 million. These losses were partially offset by foreign currency exchange gains of $1.1 million.

Income tax rate

Our worldwide effective tax rate for the three months ended September 30, 2017 was 11.0% compared to 24.1% for the three months ended September 30, 2016. The change was attributable to the effect of the geographic mix of pre-tax earnings (losses), partially attributable to higher earnings from the increase in activity in the U.S. Drilling segment. We are evaluating future tax planning strategies, which could impact deferred tax assets and materially impact the fourth quarter effective tax rate.

Discontinued Operations

Our discontinued operations for the three months ended September 30, 2017 and 2016 consisted of our historical wholly owned oil and gas businesses. Income (loss) from discontinued operations for the three months ended September 30, 2017 was a loss of $27.1 million compared to a loss of $12.2 million for the three months ended September 30, 2016. During the three months ended September 30, 2017 and 2016, we recognized impairment charges of $35.3 million and $15.4 million, respectively, due to the deterioration of economic conditions in the dry gas market in western Canada.

Comparison of the nine months ended September 30, 2017 and 2016

Operating revenues for the nine months ended September 30, 2017 totaled $1.9 billion, representing an increase of $167.1 million, or 10%, compared to the nine months ended September 30, 2016. We experienced an increase in operating revenue across the majority of our operating segments as we ramped up activity across the U.S. and Canada. Although we have seen an increase in activity, spot pricing remains under pressure which constrains our ability to fully realize the benefit from the increase in overall activity. Internationally, we experienced a decline in the number of rigs working of approximately 11%, which further impacted operating revenue.

Net loss from continuing operations attributable to Nabors totaled $387.4 million for the nine months ended September 30, 2017 ($1.35 per diluted share) compared to a net loss from continuing operations attributable to Nabors of $680.1 million ($2.41 per diluted share) for the nine months ended September 30, 2016. This improvement was primarily a result of no longer maintaining an equity method investment in CJES, which accounted for $442.0 million of our net loss for the nine months ended September 30, 2016 related to our share of the net loss of CJES as well as impairment charges associated with the investment. Approximately $123.9 million and $81.9 million of the net loss for the nine months ended September 30, 2017 and 2016, respectively, was attributable to our segment adjusted operating income (loss), which is our primary measure of operating performance.  See Segment Results of Operations for further information on the changes to segment adjusted operating income (loss).

General and administrative expenses for the nine months ended September 30, 2017 totaled $192.1 million, representing an increase of $17.1 million, or 10%, compared to the nine months ended September 30, 2016. This is reflective of a slight increase in salaries and other compensation as well as increases in headcount as a result of increased activity.

Research and engineering expenses for the nine months ended September 30, 2017 totaled $36.1 million, representing an increase of $11.2 million, or 45%, compared to the nine months ended September 30, 2016. The increase is a result of increased efforts towards a number of strategic research and engineering projects as the market rebalanced and activity increased.

Depreciation and amortization expense for the nine months ended September 30, 2017 was $628.8 million, representing a decrease of $26.6 million, or 4%, compared to the nine months ended September 30, 2016. The decrease was primarily due to the impact from retirements and impairments of various rigs and rig equipment in late 2016 partially offset by incremental depreciation associated with capital expenditures as we upgrade our existing rig fleet.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Nine Months Ended
	September 30,
	2017	2016	Increase/(Decrease)

U.S.
Operating revenues	$572,025	$405,113	$166,912	41%
Adjusted operating income (loss)	$(172,797)	$(154,763)	$(18,034)	(12)%
Average rigs working (1)	98.9	58.6	40.3	69%

Canada
Operating revenues	$63,002	$34,555	$28,447	82%
Adjusted operating income (loss)	$(16,519)	$(28,265)	$11,746	42%
Average rigs working (1)	15.9	8.5	7.4	87%

International
Operating revenues	$1,092,667	$1,165,631	$(72,964)	(6)%
Adjusted operating income (loss)	$80,464	$144,326	$(63,862)	(44)%
Average rigs working (1)	91.3	103.0	(11.7)	(11)%

Rig Services
Operating revenues	$251,993	$152,051	$99,942	66%
Adjusted operating income (loss)	$(15,048)	$(43,238)	$28,190	65%

(1)

Represents a measure of the average number of rigs operating during a given period.  For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter.  On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S.

Operating results decreased during the nine months ended September 30, 2017 compared to the corresponding 2016 period. We experienced a 69% increase in the average number of rigs working during the first nine months of 2017 compared to 2016, which was the primary contributor to the $166.9 million, or 41%, increase in operating revenues.  As noted previously, dayrates have been lower on average which mitigates the impact the increased activity has on our average daily margins and adjusted operating income.  Additionally, positive results were partially offset by a decrease in operating revenue and adjusted operating income in our offshore operations. Our results for the nine months ended September 30, 2016 included a favorable resolution of negotiations for one of our rigs in the Gulf of Mexico, which resulted in partial recovery of standby revenues for past quarters of approximately $20.9 million. The absence of this incremental revenue in combination with a decline in the number of rigs working in the Gulf of Mexico also contributed to the overall decline in operating results.

Canada

Operating results increased during the nine months ended September 30, 2017 compared to the corresponding 2016 period due to an increase in drilling rig activity, as evidenced by the increase in average number of rigs working during the first nine months of 2017 compared to 2016.

International

Operating results decreased during the nine months ended September 30, 2017 compared to the corresponding 2016 period primarily due to the loss of revenue and increased costs related to downtime incurred to perform structural work on many of our rigs in our largest international market. Additionally, results were negatively impacted by an 11% reduction in average number of rigs working during the first nine months of 2017 compared to 2016. Partially offsetting these declines were increased drilling activity in Colombia, Kazakhstan and Kuwait.

Rig Services

Operating results increased during the nine months ended September 30, 2017 compared to the corresponding 2016 period primarily due to the significant increase in drilling activity in the U.S. for the period and in the demand for our products and services. The revenue increase in the segment is driven by both an increase in capital equipment deliveries from Canrig and also increases in revenue from our NDS division. The latter saw significant increases in demand for our performance tools, such as ROCKit® and REVit®, as well as wellbore placement services, as the rig activity in the U.S. has increased significantly. Approximately $22.7 million of the increase in the adjusted operating income (loss) of this operating segment is attributable to NDS.

Other Financial Information

Earnings (losses) from unconsolidated affiliates

Earnings (losses) from unconsolidated affiliates represents our share of the net income (loss), as adjusted for our basis differences, of our equity method investments. We previously accounted for our investment in CJES under the equity method on a one-quarter lag through June 30, 2016. On July 20, 2016, CJES voluntarily filed for protection under Chapter 11 of the Bankruptcy Code. As a result, beginning with the third quarter of 2016, we ceased accounting for our investment under the equity method of accounting. Earnings (losses) from unconsolidated affiliates for the nine months ended September 30, 2016 includes our share of the net income (loss) of CJES from October 1, 2015 through March 31, 2016, resulting in a loss of $221.9 million, inclusive of charges of $138.5 million representing our share of CJES’s fixed asset impairment charges for the period.

Interest expense

Interest expense for the nine months ended September 30, 2017 was $165.8 million, representing an increase of $28.0 million, or 20%, compared to the nine months ended September 30, 2016. The increase was primarily due to the additional interest expense related to the issuance of $600 million in aggregate principal amount of 5.5% senior notes due 2023 during December 2016 as well as the issuance of $575 million in aggregate principal amount of 0.75% senior exchangeable notes due 2024 during January 2017. This increase was partially offset by a reduction in interest expense due to the repayment of the term loan facility in conjunction with the repurchase or redemption of approximately $368.9 million in aggregate principal amount of 6.15% senior notes due 2018 since September 30, 2016.

Other, net

Other, net for the nine months ended September 30, 2017 was $29.2 million of expense, which included a loss on debt buy-backs of $16.0 million, net losses on sales and disposals of assets of approximately $10.1 million and foreign currency exchange losses of $1.7 million.

Other, net for the nine months ended September 30, 2016 was $267.4 million of expense. This was primarily composed of impairments associated with our CJES holdings in the amount of $220.1 million resulting from declines in the fair value of our investment including other than temporary impairment charges of $192.4 million and other charges culminating from litigation expenses surrounding the bankruptcy proceedings and the reserve of certain other amounts associated with our CJES holdings, including affiliate receivables of $27.7 million. Further contributing to the expense for the period were net losses on sales and disposals of assets of approximately $40.5 million, inclusive of $22.4 million in write downs to our oil and gas properties located on the North Slope of Alaska, and foreign currency exchange losses of approximately $5.9 million, partially offset by a net gain on debt buybacks of approximately $6.7 million.

Income tax rate

Our worldwide effective tax rate for the nine months ended September 30, 2017 was 13.5% compared to 15.4% for the nine months ended September 30, 2016. The change was attributable to the effect of the geographic mix of pre-tax earnings (losses), partially attributable to higher earnings from the increase in activity in the U.S. Drilling segment.  The tax effect of our share of the net loss of CJES for the nine months ended September 30, 2016 also contributed to the change. We are evaluating future tax planning strategies, which could impact deferred tax assets and materially impact the fourth quarter effective tax rate.

Discontinued Operations

Our discontinued operations for the nine months ended September 30, 2017 and 2016 consisted of our historical wholly owned oil and gas businesses. Income (loss) from discontinued operations for the nine months ended

September 30, 2017 was a loss of $43.1 million compared to a loss of $14.1 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017 and 2016, we recognized impairment charges of $35.3 million and $15.4 million, respectively, due to the deterioration of economic conditions in the dry gas market in western Canada. Additionally, our net loss for the nine months ended September 30, 2017 included a $16.5 million charge related to the settlement of litigation associated with our previously owned Ramshorn International properties.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments and availability under our revolving credit facility and commercial paper program. As of September 30, 2017, we had cash and short-term investments of $220.3 million and working capital of $344.2 million, both amounts include $40.0 million in cash to be used exclusively by SANAD, our joint venture in Saudi Arabia, to fund future operations. As of December 31, 2016, we had cash and short-term investments of $295.2 million and working capital of $333.9 million. At September 30, 2017, we had $488.0 million outstanding under our $2.25 billion revolving credit facility and commercial paper program.

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

We had 15 letter-of-credit facilities with various banks as of September 30, 2017. Availability under these facilities as of September 30, 2017 was as follows:

September 30,
2017
(In thousands)
Credit available	$758,971
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	121,561
Remaining availability	$637,410

Our ability to access capital markets or to otherwise obtain sufficient financing is affected by our senior unsecured debt ratings as provided by the major credit rating agencies in the United States and our historical ability to access these markets as needed. While there can be no assurances that we will be able to access these markets in the future, we believe that we will be able to access capital markets or otherwise obtain financing in order to satisfy any payment obligation that might arise upon exchange or purchase of our notes and that any cash payment due, in addition to our other cash obligations, would not ultimately have a material adverse impact on our liquidity or financial position. The major U.S. credit rating agencies have recently downgraded our senior unsecured debt rating. These downgrades, and downgrades in the future, may impact how we access debt markets, increase the cost of debt, and potentially require us to post letters of credit for certain obligations.

Our gross debt to capital ratio was 0.58:1 as of September 30, 2017 and 0.52:1 as of December 31, 2016. Our net debt to capital ratio was 0.56:1 as of September 30, 2017 and 0.50:1 as of December 31, 2016. The gross debt to capital ratio is calculated by dividing total debt by total capitalization (total debt plus shareholders’ equity). The net debt to capital ratio is calculated by dividing net debt by net capitalization. Net debt is defined as total debt minus the sum of cash and cash equivalents and short-term investments. Net capitalization is defined as net debt plus shareholders’ equity. Availability under the revolving credit facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1.

Neither the gross debt to capital ratio nor the net debt to capital ratio is a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 2.5:1 as of September 30, 2017 and 3.4:1 as of December 31, 2016. The interest coverage ratio is a trailing 12-month quotient of the sum of (x) operating revenues, direct costs, general and administrative expenses and research and engineering expenses divided by (y) interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.

Our current cash and investments, projected cash flows from operations and our revolving credit facility are expected to adequately finance our purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for the next 12 months.

Future Cash Requirements

We expect capital expenditures over the next 12 months to be less than $0.6 billion. Purchase commitments outstanding at September 30, 2017 totaled approximately $246.1 million, primarily for rig-related enhancements, new rig equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned. We believe these programs will result in the enhancement of a significant number of rigs in our existing Lower 48 fleet. When the programs are completed, we expect to have a larger fleet of high-specification land rigs deployed in the Lower 48. We believe the capabilities of these high-specification rigs will meet or exceed requirements from customers.

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

On August 25, 2015, our Board of Directors authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400 million of our common shares by various means, including in the open market or in privately negotiated transactions. This authorization does not have an expiration date and does not obligate us to repurchase any of our common shares. Since establishing the program, we have repurchased 10.9 million of our common shares for an aggregate purchase price of approximately $101.3 million under this program. As of September 30, 2017, the remaining amount authorized under the program that may be used to purchase shares was $298.7 million. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of September 30, 2017, our subsidiaries held 49.7 million of our common shares.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the nine months ended September 30, 2017 and 2016 below.

Operating Activities.  Net cash used for operating activities totaled $36.1 million during the nine months ended September 30, 2017, compared to net cash provided of $404.8 million during the corresponding 2016 period. Operating cash flows are our primary source of capital and liquidity. The decrease in our operating cash flows was primarily due to a substantial turnaround in cash required for working capital. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are significant factors affecting operating cash flows. Changes in working capital items used $231.9 million and provided $83.0 million in cash during the nine months ended September 30, 2017 and 2016, respectively. This represents a $314.9 million swing in cash generation as operating revenues and activity increased during the current period, which increases our working capital requirements. This compares to the 2016 period, where operating revenues and activity were still trending downward, which resulted in operating cash flow benefits from working capital. The balance of the decrease is attributable to reduced earnings adjusted for non-cash items during the 2017 period compared to the 2016 period.

Investing Activities.  Net cash used for investing activities totaled $461.4 million during the nine months ended September 30, 2017 compared to $257.8 million during the corresponding 2016 period. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the nine months ended September 30, 2017 and 2016, we used cash for capital expenditures totaling $448.9 million and $285.0 million, respectively. During the nine months ended September 30, 2017, we also paid $50.8 million net cash for business acquisitions.

Financing Activities.  Net cash provided by financing activities totaled $423.8 million during the nine months ended September 30, 2017 compared to net cash used of $223.4 million during the corresponding 2016 period. During the nine months ended September 30, 2017, we received net proceeds of $519.9 million in connection with the issuance of our exchangeable senior unsecured notes and $488.0 million in amounts borrowed under our commercial paper program and revolving credit facility. This was partially offset by the repayment of the remaining balance of our unsecured term loan of $162.5 million and the repurchase or redemption of $382.8 million, reflecting principal and premiums incurred in connection with these repurchases, in long-term debt due in 2018. Additionally, we paid dividends of $51.3 million and received proceeds of $8.3 million due to stock options exercised and $20.0 million in contributions from non-controlling interest. During the nine months ended September 30, 2016, we received net proceeds in amounts borrowed under our revolving credit facility of $300.0 million. This was offset by the repurchase of $492.6 million in long-term debt coupled with the payment of $33.9 million in dividends to shareholders.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2017	2018	2019	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$98,050	165,311	—	—	$263,361

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2016 Annual Report. There were no material changes in our exposure to market risk during the nine months ended September 30, 2017 from those disclosed in our 2016 Annual Report.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. For matters where an unfavorable outcome is reasonably possible and significant, we disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at the time of disclosure. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our condensed consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period. See Note 8 — Commitments and Contingencies for a description of such proceedings.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of our 2016 Annual Report, except as set forth below. These risks, in addition to the information set forth elsewhere in this report and in the 2016 Annual Report, should be carefully considered when evaluating us. They risks are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business.

A  downgrade in our credit rating could negatively impact our cost of and ability to access capital markets or other financing sources.

Our ability to access capital markets or to otherwise obtain sufficient financing is affected by our senior unsecured debt ratings as provided by the major U.S. credit rating agencies. Factors that may impact our credit ratings include debt levels, asset purchases or sales, as well as near-term and long-term growth opportunities and industry conditions. Liquidity, asset quality, cost structure, market diversity, and commodity pricing levels and others are also considered by the rating agencies. The major U.S. credit ratings agencies have recently downgraded our senior unsecured debt rating.  These ratings downgrades may impact our cost of and ability to access capital markets or other financing sources, any of which could adversely affect our financial condition, results of operations and cash flows.

The ability of Tesco and Nabors to complete the Arrangement is subject to the satisfaction of certain closing conditions, including the receipt of consents and approvals from government entities, which may result in the Arrangement being abandoned or the impositi8on of adverse conditions on Tesco or Nabors.

The Arrangement agreement contains certain closing conditions, including approval of the Arrangement by Tesco security holders, the absence of injunctions or other legal restrictions and that no material adverse effect shall have occurred with respect to either company. In addition, Tesco and Nabors will be unable to complete the Arrangement until the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act (“the HSR Act”) and consents and approvals are received from the Canadian and other governmental entities. Regulatory entities may impose certain requirements or obligations as conditions for their approval. If the regulatory clearances are not received, or they are not received on terms that satisfy the conditions set forth in the Arrangement agreement, then neither Nabors nor Tesco will be obligated to complete the Arrangement. We can provide no assurance that the various closing conditions will be satisfied and that the necessary approvals will be obtained, or that any required conditions will not materially adversely affect the combined company following the Arrangement. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the Arrangement.

Failure to complete the Arrangement could negatively impact Nabors.

If the Arrangement is not completed, the ongoing businesses and the market price of the common stock of Nabors may be adversely affected and Nabors would be subject to several risks, including Nabors having to pay certain costs relating to the Arrangement and diverting the focus of management from pursuing other opportunities that could be beneficial to Nabors, in each case, without realizing any of the benefits which might have resulted had the Arrangement been completed.

Lawsuits have been filed against Nabors and Tesco challenging the Arrangement with Tesco, and an adverse ruling in any such lawsuit may prevent the Arrangement from being completed.

Subsequent to the announcement of the Arrangement, at least three putative class action lawsuits have been commenced on behalf of shareholders of Tesco challenging aspects of the Arrangement. See Note 8 – Commitments and Contingencies for a description of the lawsuit naming Nabors as a defendant.  Additional lawsuits with similar allegations may be filed. One of the conditions to the closing of the Arrangement is that no law, order, injunction, judgment, decree, ruling or other similar requirement shall be in effect that prohibits the completion of the Arrangement. Accordingly, if any of the plaintiffs is successful in obtaining an injunction prohibiting the completion of the Arrangement, then such injunction may prevent the Arrangement from becoming effective, or delay its becoming effective within the expected time frame.

The combined company could incur substantial expenses related to the Arrangement and the integration of Tesco and Nabors.

Nabors expects that the combined company will incur substantial expenses in connection with the pending Arrangement and the integration of their respective businesses, policies, procedures, operations, technologies and systems. There are a large number of systems that must be integrated, including information management, purchasing, accounting and finance, sales, billing, payroll and benefits, fixed asset and lease administration systems and regulatory compliance. There are a number of factors beyond the control of either Nabors or Tesco that could affect the total amount or the timing of all of the expected integration expenses. Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. These expenses could, particularly in the near term, reduce the savings that Nabors expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings and revenue enhancements related to the integration of the businesses following the completion of the Arrangement, and accordingly, any anticipated net benefits may not be achieved in the near term or at all. These integration expenses may result in the combined company taking significant charges against earnings following the completion of the Arrangement.

The pendency of the Arrangement could adversely affect Nabors.

In connection with the pending Arrangement, some of Nabors’ customers may delay or defer purchasing decisions, which could negatively impact revenues, earnings and cash flows regardless of whether the Arrangement is completed. Additionally, Nabors has agreed in the Arrangement agreement to refrain from taking certain actions with respect to its business and financial affairs during the pendency of the Arrangement. These restrictions could be in place for an extended period of time if completion of the Arrangement is delayed, and could adversely impact Nabors’ financial condition, results of operations or cash flows.

Nabors’ shareholders will be diluted by the Arrangement.

The Arrangement will dilute the ownership position of Nabors’ current shareholders. We currently estimate that, upon completion of the Arrangement, Nabors’ shareholders before the Arrangement will own approximately 90% of the combined company and former Tesco shareholders will own approximately 10% of the combined company’s outstanding common stock.

Following the Arrangement, the combined company may be unable to successfully integrate Tesco’s and Nabors’ businesses and realize the anticipated benefits of the Arrangement.

The Arrangement involves the combination of two companies that historically have operated and currently operate as independent public companies. The success of Nabors’ acquisition of Tesco will depend in large part on the success of the management of the combined company in integrating the operations, strategies, technologies and personnel of the two companies following the completion of the Arrangement. Nabors may fail to realize some or all of the anticipated benefits of the Arrangement if the integration process takes longer than expected or is more costly than expected. The failure of Nabors to meet the challenges involved in successfully integrating the operations of Tesco or to otherwise realize any of the anticipated benefits of the Arrangement, including additional cost savings and synergies, could impair the operations of Nabors. The combined company will be required to devote management attention and resources to integrating its business practices and operations, and prior to the Arrangement, management attention and resources will be required to plan for such integration.

Potential issues and difficulties the combined company may encounter in the integration process include the following:

•

the inability to successfully integrate the respective businesses of Tesco and Nabors in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the Arrangement, which could result in the anticipated benefits of the Arrangement not being realized partly or wholly in the time frame currently anticipated or at all;

•

lost sales and customers as a result of certain customers of either or both of the two companies deciding not to do business with the combined company, or deciding to decrease their amount of business in order to reduce their reliance on a single company;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high quality products and customer service;
•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Arrangement; and
•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the Arrangement and integrating the companies’ operations.

Business issues currently faced by one company may be imputed to the operations of the other company.

To the extent that either Nabors or Tesco currently has or is perceived by customers to have operational challenges, such as on-time performance, safety issues or workforce issues, those challenges may raise concerns by existing customers of the other company following the Arrangement which may limit or impede Nabors’ future ability to obtain additional work from those customers.

Failure to identify and retain key employees and skilled workers could adversely affect Nabors following the Arrangement.

Nabors’ performance following the Arrangement could be adversely affected if the combined company is unable to identify and retain key employees and skilled workers of Tesco. It is possible that these employees may decide not to remain with Tesco while the Arrangement is pending or with the combined company after the Arrangement is consummated. The loss of the services of one or more of such key employees and skilled workers could adversely affect Nabors’ future operating results because of their experience and knowledge of Tesco’s business. In addition, current and prospective employees of Nabors and Tesco may experience uncertainty about their future roles with the company until after the Arrangement is completed. This may adversely affect the ability of Nabors and Tesco to attract and retain key personnel, which could adversely affect Nabors’ performance following the Arrangement.

The required regulatory approvals may not be obtained or may contain materially burdensome conditions that could have an adverse effect on Nabors.

Completion of the Arrangement is conditioned upon the receipt of certain governmental approvals, including, without limitation, the expiration or termination of the applicable waiting period under the HSR Act, the approval of the Arrangement by the antitrust regulators in other specified jurisdictions and approval of court in Canada. Although Nabors and Tesco have agreed in the Arrangement agreement to use their reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained. In addition, the governmental authorities from which these approvals are required may impose conditions on the completion of the Arrangement or require changes to the terms of the Arrangement.

Under the terms of the Arrangement agreement, Nabors and Tesco each are required to use reasonable best efforts to resolve any governmental objection, actions, or proceedings so as to complete the Arrangement (including agreeing to sell, swap, hold separate, or otherwise dispose of or conduct its business or operations in a specified manner); provided that neither Nabors nor Tesco is required to undertake any action that would be reasonably likely to materially adversely affect Nabors and its subsidiaries, whether individually or taken as a whole, or the Company and its subsidiaries, whether individually or taken as a whole, after the effective date of the Arrangement. If Nabors or Tesco agrees to undertake divestitures or comply with operating restrictions in order to obtain any approvals required to complete the Arrangement, Nabors may be less able to realize the anticipated benefits of the Arrangement, and the business and results of operations of the combined company after the Arrangement may be adversely affected.

The market value of Nabors common stock could decline if large amounts of its common shares are sold following the Arrangement.

Following the Arrangement, shareholders of Nabors and former shareholders of Tesco will own interests in a combined company operating an expanded business with more assets and a different mix of liabilities. Current shareholders of Nabors and Tesco may not wish to continue to invest in the combined company, or may wish to reduce their investment in the combined company, in order to comply with institutional investing guidelines, to increase diversification or to track any rebalancing of stock indices in which Nabors or Tesco common stock is included. If, following the Arrangement, large amounts of Nabors common shares are sold, the price of its common shares could decline.

The Arrangement may not be accretive, and may be dilutive, to Nabors’ earnings per share in the near term, which may negatively affect the market price of Nabors’ common stock.

Nabors anticipates that the Arrangement will be accretive to earnings per share [by the end of the first year] after closing. However, the Arrangement may be dilutive to earnings per share in the near term. This expectation is based on preliminary estimates that may materially change. In addition, future events and conditions could decrease or delay any accretion, result in dilution or cause greater dilution than is currently expected, including:

•	adverse changes in energy market conditions;
•	commodity prices for oil, natural gas and natural gas liquids;
•	operating results;
•	competitive conditions;
•	laws and regulations affecting the energy business;
•	capital expenditure obligations; and
•	general economic conditions.

Any dilution of, or decrease or delay of any accretion to, Nabors’ earnings per share could cause the price of Nabors’ common stock to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended September 30, 2017 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
July 1 - July 31	<1	$7.87	—	298,716
August 1 - August 31	<1	$6.50	—	298,716
September 1 - September 30	3	$6.65	—	298,716

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

(2)

In August 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $400 million of our common shares in the open market or in privately negotiated transactions. Through September 30, 2017, we repurchased 10.9 million of our common shares for an aggregate purchase price of approximately $101.3 million under this program. As of September 30, 2017, we had $298.7 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares are held by our subsidiaries are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of September 30, 2017, our subsidiaries held 49.7 million of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1

Arrangement Agreement, dated August 13, 2017, by and among Nabors Industries Ltd., Nabors Maple Acquisition Ltd., and Tesco Corporation (incorporate by reference to Exhibit 2.1 to our Form 8-K (File No. 001-32657) filed with the SEC on August 16, 2017).

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	November 3, 2017