Form 10-K
period 2017-12-31
NABORS INDUSTRIES LTD
filed 2018-03-01
CIK 1163739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non‑accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the 189,149,782 common shares held by non‑affiliates of the registrant outstanding as of the last business day of our most recently completed second fiscal quarter, June 30, 2017, based on the closing price of our common shares as of such date of $8.14 per share as reported on the New York Stock Exchange, was $1,539,679,225. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding as of February 22, 2018 was 315,538,146, excluding 52,800,203 common shares held by our subsidiaries, or 368,338,349 in the aggregate.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the definitive Proxy

Statement to be distributed in connection with our 2018 Annual General Meeting of Shareholders (Part III).

NABORS INDUSTRIES LTD.

Form 10-K Annual Report

For the Year Ended December 31, 2017

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

FORWARD-LOOKING STATEMENTS

We discuss expectations regarding our future markets, demand for our products and services, and our performance in our annual, quarterly and current reports, press releases, and other written and oral statements. Statements relating to matters that are not historical facts are ‘‘forward-looking statements’’ within the meaning of the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). These ‘‘forward-looking statements’’ are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘project,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘may,’’ ‘‘predict’’ and similar expressions are intended to identify forward-looking statements.

Factors to consider when evaluating these forward-looking statements include, but are not limited to:

•	fluctuations and volatility in worldwide prices of and demand for oil and natural gas;

•	fluctuations in levels of oil and natural gas exploration and development activities;

•	fluctuations in the demand for our services;

•	competitive and technological changes and other developments in the oil and gas and oilfield services industry;

•	our ability to renew customer contracts in order to maintain competitiveness;

•	the existence of operating risks inherent in the oil and gas and oilfield services industries;

•	the possibility of the loss of one or a number of our large customers;

•	the impact of long-term indebtedness and other financial commitments on our financial and operating flexibility;

•

our access to and the cost of capital, including the impact of a downgrade in our credit rating, availability under our unsecured revolving credit facility, and future issuances of debt or equity securities;

•	our dependence on our operating subsidiaries and investments to meet our financial obligations;

•	our ability to retain skilled employees;

•	our ability to complete, and realize the expected benefits of strategic transactions, including our joint venture in Saudi Arabia and recent acquisition of Tesco Corporation;

•	the recent changes in U.S. tax laws and the possibility of changes in other tax laws and other laws and regulations;

•	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in and of the countries in which we do business; and

•	general economic conditions, including the capital and credit markets.

Our businesses depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a sustained increase or decrease in the price of oil or natural gas, that has a material impact on exploration, development and production activities, could also materially affect our financial position, results of operations and cash flows.

The above description of risks and uncertainties is by no means all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors, please refer to Part I, Item 1A.—Risk Factors.

Nabors Industries, Ltd. (NYSE: NBR) was formed as a Bermuda exempted company on December 11, 2001. Unless the context requires otherwise, references in this annual report to “we,” “us,” “our,” “the Company,” or “Nabors” mean Nabors Industries Ltd., together with our subsidiaries where the context requires. References in this annual report to “Nabors Delaware” mean Nabors Industries, Inc., a wholly owned subsidiary of Nabors.

PART I

ITEM 1.  BUSINESS

Overview

Since its founding in 1952, Nabors has grown from a small land drilling business in Canada to one of the world’s largest drilling contractors. Today, Nabors owns and operates one of the world’s largest land-based drilling rig fleets and is a provider of offshore rigs in the United States and numerous international markets. Nabors also provides directional drilling services, performance tools, and innovative technologies for its own rig fleet and those of third parties. In today’s performance-driven environment, we believe we are well positioned to seamlessly integrate downhole hardware, surface equipment and software solutions into our AC rig designs. Leveraging our advanced drilling automation capabilities, Nabors’ highly skilled workforce continues to set new standards for operational excellence and transform our industry.

Our business is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies, consisting of equipment manufacturing, rig instrumentation and optimization software. We also specialize in wellbore placement solutions and are a leading provider of directional drilling and measurement while drilling (“MWD”) systems and services.

On December 1, 2017, Nabors announced the commencement of operations of Saudi Aramco Nabors Drilling Company (“SANAD”), a 50/50 joint venture between Saudi Arabian Oil Company (“Saudi Aramco”) and Nabors. SANAD owns, manages and operates onshore drilling rigs in the Kingdom of Saudi Arabia.

On December 15, 2017, Nabors completed the acquisition of Tesco Corporation (“Tesco”). Tesco’s tubular services business will benefit our new Drilling Solutions segment (see below) as we expand globally into key regions. The acquisition had the additional benefit of combining Tesco’s rig equipment manufacturing, rental and aftermarket service business with our Rig Technologies segment, creating a leading rig equipment and drilling automation provider. Under the terms of the acquisition, Nabors acquired all common shares of Tesco in an all-stock transaction, with Tesco shareholders receiving 0.68 common shares of Nabors for each Tesco share owned, or approximately 32.1 million Nabors common shares.

During the fourth quarter of 2017, we effected a change in the reporting of our segments to better reflect our product offerings and the growing significance of our Nabors’ Drilling Solutions business.  The expansion of our tubular services offering attributable to the acquisition of Tesco during the fourth quarter, along with management’s increasing focus on the strategic aspect of this business and expectation of future growth, culminated in the decision to break this operation out into its own segment called Drilling Solutions.  This operation was historically included within our Rig Services segment, which we have renamed Rig Technologies and now primarily reflects the oilfield equipment manufacturing, rental and aftermarket service business of Canrig Drilling Technology (“Canrig”). Our segment information has been revised to conform to the new reportable segments.  Our business now consists of five reportable segments:  U.S., Canada, International, Drilling Solutions and Rig Technologies.

As a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, our fleet of rigs and drilling-related equipment as of December 31, 2017 includes:

•	407 actively marketed rigs for land-based drilling operations in the United States, Canada and approximately 20 other countries throughout the world; and

•	38 actively marketed rigs for offshore drilling operations in the United States and multiple international markets.

The following table presents our average rigs working (a measure of activity and utilization over the year) and average utilization for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
	Average	Average	Average	Average	Average	Average
	Rigs Working	Utilization	Rigs Working	Utilization	Rigs Working	Utilization
U.S.	100.8	42%	62.0	24%	120.0	41%
Canada	15.4	30%	9.7	14%	16.7	25%
International	91.1	57%	100.2	62%	124.0	79%
	207.3	46%	171.9	35%	260.7	50%

Average rigs working represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 average rigs working. International average rigs working includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates.

Additional information regarding the geographic markets in which we operate and our business segments can be found in Note 21—Segment Information in Part II, Item 8.—Financial Statements and Supplementary Data.

U.S. Drilling

Our U.S. Drilling operations include land drilling activities in the lower 48 states and Alaska as well as offshore operations in the Gulf of Mexico. We operate one of the largest land-based drilling rig fleets in the United States, consisting of 192 AC rigs and 33 SCR rigs which were actively marketed as of December 31, 2017.

Nabors’ first AC land rig was built during 2002. Since then, the AC rig technology has significantly evolved as more than 900 AC rigs have been added to the U.S. land market. As the industry shifted to multi well pad drilling, operators demanded greater efficiencies and adaptability through batch drilling. We believe our latest generation of PACE® drilling rigs are ideal for batch drilling, with pad optimal features, such as our proprietary side saddle design, and advanced walking capabilities.

In 2013, we introduced our PACE®-X800 rig with an advanced walking system that enables the rig to move quickly over existing wells, along the X and Y axes. Most of the ancillary equipment moves with the rig, enabling it to move easily between adjacent rows of wells. Through December 31, 2017, we have placed a total of 47 PACE®-X800 rigs into service within the lower 48 market, including three rigs during fiscal year 2017.

During the second half of 2016, we introduced our new PACE®-M800 and PACE®-M1000 rigs which complement our existing PACE®-X800 rigs. The PACE®-M800 rig is designed for lower-density multi-well pads whereas the PACE®-M1000 is designed for higher density pads. Both are designed to move rapidly between pads. Featuring the same advanced walking capabilities as the PACE®-X800 rig, the PACE®-M800 rig can quickly move efficiently on pads and over short distances, with minimal rig-up and rig-down components. Through December 31, 2017, we have placed eight PACE®-M800 rigs into service, including four rigs during fiscal year 2017.

In addition to land drilling operations throughout the lower 48 states and Alaska, we also actively marketed 14 platform rigs in the U.S. Gulf of Mexico as of December 31, 2017.

Our U.S. drilling operations contributed approximately 31% of our consolidated operating revenues for the year ended December 31, 2017, compared with approximately 25% of our consolidated operating revenues for the year ended December 31, 2016.

Canada Drilling

Our rig fleet consisted of 42 land-based drilling rigs in Canada as of December 31, 2017. Our Canada drilling operations contributed approximately 3% of our consolidated operating revenues for the year ended December 31, 2017, compared with approximately 2% of our consolidated operating revenues for the year ended December 31, 2016.

International Drilling

We maintain a footprint in nearly every major oil and gas market across the globe, most notably in Saudi Arabia, Algeria, Argentina, Colombia, Kazakhstan and Venezuela. Many of our rigs in our international drilling markets were designed to address the challenges inherent in specific drilling locations such as those required in the desert and remote or environmentally sensitive locations, as well as the various shale plays. As of December 31, 2017, our international fleet consisted of 139 land-based drilling rigs in approximately 20 countries. We also actively marketed 17 platforms and seven jackup rigs in the international offshore drilling markets as of the same date. We continue to upgrade and deploy high-specification desert rigs specifically for gas drilling in the Middle East. We have been able to extend the utilization of the PACE®-X800 rigs in international markets by deploying six such rigs in Latin America.

During 2016, we entered into an agreement with Saudi Aramco, to form a new joint venture to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. The joint venture, which is equally owned by Saudi Aramco and Nabors, commenced operations in the fourth quarter of 2017. The joint venture leverages our established business in Saudi Arabia to begin operations, with a focus on Saudi Arabia's existing and future onshore oil and gas fields.

Our International drilling operations contributed approximately 58% of our consolidated operating revenues for the year ended December 31, 2017, compared with approximately 68% of our consolidated operating revenues for the year ended December 31, 2016.

Drilling Solutions

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

•

Nabors’ AccuSteer® Measurement While Drilling (M/LWD) Suite which is a premier dynamics evaluation MWD system for performance drilling with integrated advanced geosteering measurements. The AccuSteer® system is a collar based M/LWD designed specifically for the unconventional market.

In addition, the acquisition of Tesco in December 2017 compliments our investment in Nabors Drilling Solutions and augments our drilling technology offering through enhanced tubular services.

Our Drilling Solutions operations contributed approximately 6% of our consolidated operating revenues for the year ended December 31, 2017, compared with approximately 3% of our consolidated operating revenues for the year ended December 31, 2016.

Rig Technologies

Our Rig Technologies segment is primarily comprised of Canrig, which manufactures and sells top drives, catwalks, wrenches, drawworks and other drilling related equipment such as robotic systems and downhole tools which are installed on both onshore and offshore drilling rigs.

Our Rig Technologies operations contributed approximately 2% of our consolidated operating revenues, net of intercompany sales, for the year ended December 31, 2017, compared with approximately 2% of our consolidated operating revenues for the year ended December 31, 2016.

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

During 2017 we achieved several milestones in our drive to automate and integrate the well construction process. As the industry continues its recovery from the severe downturn that began in 2014, we believe the investments we have made in our rigs and related technology and equipment are all paying off. We are focused on drilling the most productive, efficient and safe wells to our clients’ specifications, engineered for highly complex and demanding geology.

Our global fleet of 444 rigs is the fundamental platform for our business. We entered 2018 having nearly completed our goal of 100 Nabors SmartRig™ units for the U.S. Lower 48. Our new PACE®-M1000 rig was introduced in the second half of 2017, building on the PACE®-M800’s capabilities to deliver optimal well construction for ultra-long laterals with minimal time spent mobilizing between well pads. Additionally, our enhanced PACE®-X Quad design began operations for two different major customers in 2017. This innovative mast structure handles four stands of drill pipe instead of three, decreasing the number of connections and saving time for the customer. Finally, the retrofitting of much of our non-PACE®-X, 1500 HP AC fleet to bolster capabilities for faster drilling, improved mobility and extended reach has boosted the number of super spec rigs in our fleet at a fraction of the cost of newbuilds.

During 2017, we also made significant progress in expanding our drilling technology portfolio. We believe these actions position us well to address the changing market dynamic both in the United States and internationally. Our technological development efforts drive toward a seamless integration of the rig’s operations with downhole sensing. In addition, we are adding complementary services to our traditional rig offering and in many cases replacing third-party providers of these complementary services as a single service provider. We successfully built scale across wellbore placement, performance drilling tools, managed pressure drilling services, and other services in the Lower 48, and are now bringing these services to certain international markets. These efforts support our strategy to differentiate our drilling services, and ultimately reduce our customers’ unit costs through advanced drilling technology and value added enhancements.

The acquisition of Tesco augmented both our drilling technology offering through enhanced tubular services, as well as our rig equipment portfolio. We believe the addition of the many skilled operating and manufacturing personnel to our team combined with our global rig platform will bolster our capabilities in 2018. We also took a major step forward toward our vision of a fully automated rig with the acquisition of Robotic Drilling Systems in September 2017. This exciting modular technology is applicable both in onshore and offshore markets, and provides additional opportunities to further develop Canrig’s global scale and customer base.

As oil prices improved in the second half of 2017, a healthier exploration and production industry has expanded its activity. We are well positioned to offer greater value than ever before. With our significantly enhanced global fleet, growing penetration of Nabors Drilling Solutions products and services, and development of next-generation rig equipment, we have positioned Nabors not just for the rig of the future, but for the future of well construction.

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

Our Customers

Our customers include major national and independent oil and gas companies. One customer, Saudi Aramco, accounted for approximately 29%, 33% and 12% of our consolidated operating revenues during the years ended December 31, 2017, 2016 and 2015, respectively, which operating revenues are included in the results of our International drilling reportable segment. The increase in 2016 compared to 2015 was primarily as a result of our acquisition of the remaining interest in Nabors Arabia Company Limited (“Nabors Arabia”), our prior joint venture in Saudi Arabia, in May 2015 and our consolidation of Nabors Arabia’s results of operations. Nabors Arabia was historically a joint venture in the Kingdom, but now is wholly-owned by Nabors. Our contracts with Saudi Aramco are on a per rig basis. As noted above, we have entered into a new joint venture with this customer.

Our Employees

As of December 31, 2017, we employed approximately 15,000 people in approximately 20 countries. Our number of employees fluctuates depending on the current and expected demand for our services. Some rig-based employees in Alaska, Argentina, Mexico and Venezuela are represented by collective bargaining units. We believe our relationship with our employees is generally good.

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

Research and Engineering

Research and engineering continues to be an important part of our overall business. During 2017, we spent approximately $51.1 million on research and engineering activities compared to $33.6 million during 2016. The effective use of technology is critical to maintaining our competitive position within the drilling industry. We expect to continue developing technology internally and/or acquiring technology through strategic acquisitions.

Industry/Competitive Conditions

To a large degree, our businesses depend on the level of capital spending by oil and gas companies for exploration, development and production activities. The level of exploration, development and production activities is to a large extent tied to the prices of oil and natural gas, which can fluctuate significantly and are highly volatile. For example, oil prices were as high as $107 per barrel during 2014 and were as low as $26 per barrel in 2016.  Oil prices began to stabilize during 2017 to moderate levels at an average of approximately $54 per barrel, still well below the peak we experienced three years ago and the average price over the last decade. As experienced in 2015 and 2016, a decrease or prolonged decline in the price of oil or natural gas or in the exploration, development and production activities of our customers could result in a corresponding decline in the demand for our services and/or a reduction in dayrates and utilization, which could have a material adverse effect on our financial position, results of operations and cash flows. See Part I, Item 1A.—Risk Factors— Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability and Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition to price, other competitive factors in the markets we serve are the overall quality of service and safety record, the technical specification and condition of equipment, the availability of skilled personnel and the ability to offer ancillary services. Our drilling business is subject to certain additional competitive factors. For example, we believe our ability to deliver rigs with new technology and features and, in certain international markets, our experience operating in certain environments and strong customer relationships have been significant factors in the selection of

Nabors for the provision of drilling services. We expect that the market for our drilling services will continue to be highly competitive. See Part I, Item 1A.—Risk Factors—We operate in a highly competitive industry with excess drilling capacity, which may adversely affect our results of operations.

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

Acquisitions and Divestitures

We have grown from a land drilling business centered in the U.S. lower 48 states, Canada and Alaska to an international business with operations on land and offshore in most of the major oil and gas markets in the world. At the beginning of 1990, our fleet consisted of 44 actively marketed land drilling rigs in Canada, Alaska and in various international markets. Today, our worldwide fleet of actively marketed rigs consists of 407 land drilling rigs, 31 offshore platform rigs and seven jackup units. This growth was fueled in part by strategic acquisitions. While we continuously consider and review strategic opportunities, including acquisitions, divestitures, joint ventures, alliances and other strategic transactions, there can be no assurance that such opportunities will continue to be available, that the pricing will be economical or that we will be successful in completing and realizing the expected benefits of such transactions in the future.

We may sell a subsidiary or group of assets outside of our core markets or business if it is strategically or economically advantageous for us to do so.

On March 24, 2015, we completed the merger of our Completion & Production Services business with C&J Energy Services, Inc. (“C&J Energy”). In the merger and related transactions, our wholly-owned interest in our Completion & Production Services business was exchanged for cash and an equity interest in the combined entity, C&J Energy Services Ltd. (“CJES”). Prior to the merger, our Completion & Production Services business conducted our operations involved in the completion, life-of-well maintenance and plugging and abandonment of wells in the United States and Canada. On July 20, 2016, CJES and certain of its subsidiaries commenced voluntarily cases under chapter 11 of the U.S. Bankruptcy Code, and as a result, we no longer hold a meaningful stake in CJES. For more information on the accounting for our investment in CJES, see Note 9—Investments in Unconsolidated Affiliates in Part II, Item 8.—Financial Statements and Supplementary Data.

In addition, we undertook the following strategic transactions over the last three years.

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

During 2016, we entered into an agreement with Saudi Aramco, to form a new joint venture to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. The joint venture, which is equally owned by Saudi Aramco and Nabors, commenced operations in the fourth quarter of 2017. The joint venture leverages our established business in Saudi Arabia to begin operations, with a focus on Saudi Arabia's existing and future onshore oil and gas fields.

In September 2017 we paid an initial amount of approximately $50.7 million in cash, subject to customary closing adjustments, to acquire Robotic Drilling Systems AS (“RDS”), a provider of automated tubular and tool handling equipment for the onshore and offshore drilling markets based in Stavanger, Norway. This transaction will allow us to integrate RDS’s highly capable team and product offering with the technology portfolio of Canrig, and strengthens the development of Canrig’s drilling automation solutions.

In December 2017, we acquired all of the outstanding common shares of Tesco in an all-stock transaction. Tesco shareholders received 0.68 common shares of Nabors for each Tesco share owned, or approximately 32.1 million Nabors common shares. The combination of Tesco with Nabors’ current product offerings strengthens our ability to accelerate and scale deployment in drilling automation and analytics.

Environmental Compliance

We do not anticipate that compliance with currently applicable environmental rules and regulations and controls will significantly change our competitive position, capital spending or earnings during 2018. We believe we are in material compliance with applicable environmental rules and regulations and that the cost of such compliance is not material to our business or financial condition. For a more detailed description of the environmental rules and regulations applicable to our operations, see Part I, Item 1A.—Risk Factors—Changes to or noncompliance with governmental laws and regulations or exposure to environmental liabilities could adversely affect our results of operations.

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

Our operations depend on the level of spending by oil and gas companies for exploration, development and production activities. Both short-term and long-term trends in oil and natural gas prices affect these activity levels. Oil and natural gas prices, as well as the level of drilling, exploration and production activity, can be highly volatile. For example, oil prices were as high as $107 per barrel during 2014 and were as low as $26 per barrel in February 2016. During 2017, oil prices began to stabilize to moderate levels at an average of approximately $54 per barrel, still well below the peak we experienced three years ago and the average price over the last decade. The decrease in oil prices was caused by, among other things, an oversupply of crude oil and stagnant demand. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries, affect both the supply of and demand for oil and natural gas. In addition, weather conditions, governmental regulation (both in the United States and elsewhere), levels of consumer demand for oil and natural gas, general economic conditions, the availability and demand for drilling equipment and pipeline capacity, availability and pricing of alternative energy sources, and other factors beyond our control may also affect the supply of and demand for oil and natural gas.

As a result of the low oil price environment that began at the end of 2014, drilling, exploration and production activity declined in 2015 and remained low throughout 2016, resulting in a corresponding decline in the demand for our drilling services and/or a reduction in our dayrates and rig utilization. Although oil prices rebounded somewhat in 2017, they remain relatively low when compared to prices earlier in the decade and the level of drilling, exploration and production activities remains lower than prior to 2014. The continuation of relatively lower oil and natural gas prices, or a decline in such prices, could have an adverse effect on our revenues, cash flows, liquidity and profitability.

Lower oil and natural gas prices also could adversely impact our cash forecast models used to determine whether the carrying values of our long-lived assets exceed our future cash flows, which could result in future impairment to our long-lived assets. Additionally, these circumstances could indicate that the carrying amount of our goodwill and intangible assets may exceed their fair value, which could result in a future goodwill impairment. Lower oil and natural gas prices also could affect our ability to retain skilled rig personnel and affect our ability to access capital to finance and grow our business. There can be no assurances as to the future level of demand for our services or future conditions in the oil and natural gas and oilfield services industries.

Our customers and thereby our business and profitability could be adversely affected by turmoil in the global economy.

Changes in general economic and political conditions may negatively impact our business, financial condition, results of operations and cash flows. As a result of the volatility of oil and natural gas prices, we are unable to fully predict the level of exploration, drilling and production activities of our customers and whether our customers and/or vendors will be able to sustain their operations and fulfill their commitments and obligations. If oil prices remain at the current relatively low levels or decrease and/or global economic conditions deteriorate, there could be a material adverse impact on the liquidity and operations of our customers, vendors and other worldwide business partners, which in turn could have a material impact on our results of operations and liquidity. Furthermore, these conditions may result in certain of our customers experiencing an inability to pay vendors, including us. In addition, we may experience difficulties forecasting future capital expenditures by our customers, which in turn could lead to either over capacity or, in the event of further recovery in oil prices and the world wide economy, undercapacity, either of which could adversely affect our operations. There can be no assurance that the global economic environment will not deteriorate again in the future due to one or more factors.

We operate in a highly competitive industry with excess drilling capacity, which may adversely affect our results of operations.

The oilfield services industry is very competitive. Contract drilling companies compete primarily on a regional basis, and competition may vary significantly from region to region at any particular time. Most rigs and drilling-related equipment can be moved from one region to another in response to changes in levels of activity and market conditions, which may result in an oversupply of such rigs and drilling-related equipment in certain areas, and accordingly, increased price competition. In addition, in recent years, the ability to deliver rigs with new technology and features has become an important factor in determining job awards. Our customers increasingly demand the services of newer, higher specification drilling rigs, which requires continued technological developments and increased capital expenditures. Our ability to continually provide technologically competitive drilling-related equipment and services can impact our ability to defend, maintain or increase prices, maintain market share, and negotiate acceptable contract terms with our customers. Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements for equipment. New technologies, services or standards could render some of our services, drilling rigs or equipment obsolete, which could adversely impact our ability to compete. Another key factor in job award determinations is our ability to maintain a strong safety record. If we are unable to remain competitive based on these and/or other competitive factors, we may be unable to increase or even maintain our market share, utilization rates and/or day rates for our services, which could adversely affect our business, financial condition, results of operations and cash flows.

We must renew customer contracts to remain competitive.

Our ability to renew existing customer contracts, or obtain new contracts, and the terms of any such contracts depends on market conditions and our customers’ future drilling plans, which are subject to change. Due to the highly competitive nature of the industry, which can be exacerbated during periods of depressed market conditions, we may not be able to renew or replace expiring contracts or, if we are able to, we may not be able to secure or improve existing dayrates or other material terms, which could have an adverse effect on our business, financial condition and results of operations.

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

Accidents may occur, we may be unable to obtain desired contractual indemnities, and our insurance may prove inadequate in certain cases. The occurrence of an event for which we are not fully insured or indemnified against, or the failure or inability of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses that could adversely affect our business, financial condition and liquidity. In addition, insurance may not be available to cover any or all of these risks. Even if available, insurance may be inadequate or insurance premiums or other costs may increase significantly in the future, making insurance prohibitively expensive. We expect to continue facing upward pressure in our insurance renewals, our premiums and deductibles may be higher, and some insurance coverage may either be unavailable or more expensive than it has been in the past. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of a deductible or self-insured retention. We may choose to increase the levels of deductibles (and thus assume a greater degree of risk) from time to time in order to minimize our overall costs, which could exacerbate the impact of our losses on our financial condition and liquidity.

Our drilling contracts may in certain instances be renegotiated, suspended or terminated without an early termination payment.

Most of our multi-well and term drilling contracts require that an early termination payment be made to us if a contract is terminated by the customer prior to its expiration. However, such payments may not fully compensate us for the loss of a contract, and in certain circumstances such as, but not limited to, non-performance caused by significant operational or equipment issues (such as destruction of a drilling rig that is not replaced within a specified period of time), sustained periods of downtime due to a force majeure event, or other events beyond our control or some other breach of our contractual obligations, our customers may not be obligated to make an early termination payment to us at all. In addition, some contracts may be suspended, rather than terminated early, for an extended period of time, in some cases without adequate compensation. The early termination or suspension of a contract may result in a rig being idle for an extended period of time, which could have a material adverse effect on our business, financial condition and results of operations.

During periods of depressed market conditions, we may be subject to an increased risk of our customers (including government-controlled entities) seeking to renegotiate, repudiate or terminate their contracts and/or to otherwise exert commercial influence to our disadvantage. The downturn in the oil price environment resulted in downward pricing pressure and decreased demand for our drilling services with existing customers, resulting in renegotiations of pricing and other terms in our drilling contracts with certain customers and early termination of contracts by others. Our customers’ ability to perform their obligations under the contracts, including their ability to pay us or fulfill their indemnity obligations, may also be impacted by an economic or industry downturn or other adverse conditions in the oil and gas industry. If we were to sustain a loss and our customers were unable to honor their indemnification and/or payment obligations, it could adversely affect our liquidity. If our customers cancel some of our contracts, and we are unable to secure new contracts on a timely basis and/or on substantially similar terms, or if contracts are suspended for an extended period of time with or without adequate compensation or renegotiated with pricing or other terms less favorable to us, it could adversely affect our financial condition and results of operations.

We may record additional losses or impairment charges related to sold or idle rigs.

In 2017 and 2016, we recognized impairment charges of $6.9 million and $245.2 million, respectively, related to tangible assets and equipment. Prolonged periods of low utilization or low dayrates, the cold stacking of idle assets, the sale of assets below their then carrying value or the decline in market value of our assets may cause us to experience further losses. If future cash flow estimates, based upon information available to management at the time, including oil and gas prices and expected utilization levels, indicate that the carrying value of any of our rigs may not be recoverable or if we sell assets for less than their then carrying value, we may recognize additional impairment charges on our fleet.

The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.

In 2017 and 2016, we received approximately 45% and 46%, respectively, of our consolidated operating revenues from our three largest contract drilling customers (including their affiliates), with our largest customer and partner in our SANAD joint venture, Saudi Aramco, representing 29% and 33% of our consolidated operating revenues, respectively, for these periods. The loss of one or more of our larger customers would have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if a significant customer experiences liquidity constraints or other financial difficulties it may be unable to make required payments or seek to renegotiate contracts, which could adversely affect our liquidity and profitability. Financial difficulties experienced by customers could also adversely affect our utilization rates in the affected market.

The profitability of our operations could be adversely affected by war, civil disturbance, terrorist activity or other political or economic instability, fluctuation in currency exchange rates and local import and export controls.

We derive a significant portion of our business from global markets, including major operations in the Middle East, Canada, South America, Algeria, the Far East, North Africa and Russia. These operations are subject to various risks, including war, civil disturbances, labor strikes, political or economic instability, terrorist activity and governmental actions that may limit or disrupt markets, restrict the movement of funds or result in limits or restrictions in our ability to operate or compete, the deprivation of contractual rights or the taking of property without fair compensation. In some countries, our operations may be subject to the additional risk of fluctuating currency values and exchange controls. We also are subject to various laws and regulations that govern the operation and taxation of our business and the import and export of our equipment from country to country, the imposition, application and interpretation of which can prove to be uncertain. To the extent that any of these risks arising from our operations in global markets are realized, it could have a material adverse effect on our business, financial condition and results of operations.

Our financial and operating flexibility could be affected by our long-term debt and other financial commitments.

As of December 31, 2017, we had approximately $4.0 billion in outstanding debt and the ability to borrow up to $1.7 billion under our revolving credit facility and commercial paper program, subject to compliance with the conditions and covenants of that facility including the facility’s requirement that our net debt to capital ratio not exceed 0.60:1. As of December 31, 2017, our net debt to capital ratio was 0.56:1. On January 16, 2018, we consummated an offering of $800 million in aggregate principal amount of Nabors Delaware’s 5.75% senior notes due 2025. The proceeds from this offering were used to repay indebtedness of Nabors and its subsidiaries, including all of Nabors Delaware’s outstanding 6.15% senior notes due February 2018. After giving effect to this offering, our total outstanding debt was approximately $4.0 billion. We also have various financial commitments, such as leases, firm transportation and processing, contracts and purchase commitments. Our ability to service our debt and other financial obligations depends in large part upon the level of cash flows generated by our operating subsidiaries’ operations, our ability to monetize and/or divest non-core assets, availability under our unsecured revolving credit facility and our ability to access the capital markets and/or other sources of financing. If we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or reduce funding in the future for working capital, capital expenditures and general corporate purposes.

Our ability to access capital markets could be limited.

From time to time, we may need to access capital markets to obtain long-term and short-term financing. However, our ability to access capital markets could be limited by, among other things, oil and gas prices, our existing capital structure, our credit ratings, and the health of the drilling and overall oil and gas industry and the global economy. In addition, many of the factors that affect our ability to access capital markets, such as the liquidity of the overall capital markets and the state of the economy and oil and gas industry, are outside of our control. No assurance can be given that we will be able to access capital markets on terms acceptable to us when required to do so, which could adversely affect our business, liquidity and results of operations.

A downgrade in our credit rating could negatively impact our cost of and ability to access capital markets or other financing sources.

Our ability to access capital markets or to otherwise obtain sufficient financing may be affected by our senior unsecured debt ratings as provided by the major U.S. credit rating agencies. Factors that may impact our credit ratings include debt levels, asset purchases or sales, as well as near-term and long-term growth opportunities and industry conditions. Liquidity, asset quality, cost structure, market diversity, and commodity pricing levels and others also are considered by the rating agencies. The major U.S. credit rating agencies have downgraded our senior unsecured debt rating to non-investment grade. These and further ratings downgrades may impact our cost of capital and ability to access capital markets or other financing sources, any of which could adversely affect our financial condition, results of operations and cash flows.

We may be subject to changes in tax laws and have additional tax liabilities.

We operate through various subsidiaries in numerous countries throughout the world. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the United States or jurisdictions in which we or any of our subsidiaries operate or are organized. Furthermore, the Organization for Economic Co-Operation and Development (‘‘OECD’’) published a Base Erosion and Profit Shifting Action Plan in July 2013, seeking to reform the taxation of multinational companies. The recommendations made by the OECD may result in unilateral, uncoordinated changes in tax laws in the countries in which we operate or are organized, which may result in double taxation or otherwise increase our tax liabilities which in turn could have a material adverse effect on our financial condition and results of operations.

The recently enacted Tax Cuts and Jobs Act of 2017 (H.R. 1), adopted sweeping changes to the U.S. Internal Revenue Code which also could have a material adverse effect on our financial condition and results of operations. In addition to lowering the U.S. corporate income tax rate and numerous other changes, the new law imposes more stringent limitations on the deductibility of interest expense, the deductibility of net operating losses and imposes a type of minimum tax designed to reduce the benefits derived from intercompany transactions and payments that result in base erosion. Tax laws, treaties and regulations are highly complex and subject to interpretation. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. If these tax laws, treaties or regulations change or any tax authority successfully challenges our assessment of the effects of such laws, treaties and regulations in any country, including our operational structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries, this could have a material adverse effect on us, resulting in a higher effective tax rate on our consolidated earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

Changes to or noncompliance with governmental laws and regulations or exposure to environmental liabilities could adversely affect our results of operations.

Drilling of oil and natural gas wells is subject to various laws and regulations in the jurisdictions where we operate, including comprehensive and frequently changing laws and regulations relating to the protection of human health and the environment, including those regulating the transport, storage, use, treatment, storage, disposal and remediation of, and exposure to, solid and hazardous wastes and materials. In addition, the Outer Continental Shelf Lands Act provides the federal government with broad discretion in regulating the leasing of offshore oil and gas production sites. Our costs to comply with these laws and regulations may be substantial. Violation of environmental laws or regulations could lead to the imposition of administrative, civil or criminal penalties, capital expenditures, delays in the permitting or performance of projects, and in some cases injunctive relief. Violations may also result in liabilities for personal injuries, property and natural resource damage and other costs and claims. We are not always successful in allocating all risks of these environmental liabilities to customers, and it is possible that customers who assume the risks will be financially unable to bear any resulting costs.

In addition, U.S. federal laws and the laws of other jurisdictions regulate the prevention of oil spills and the release of hazardous substances, and may impose liability for removal costs and natural resource, real or personal property and certain economic damages arising from any spills. Some of these laws may impose strict and/or joint and several liability for clean-up costs and damages without regard to the conduct of the parties. As an owner and operator of onshore and offshore rigs and other equipment, we may be deemed to be a responsible party under federal law. In addition, we are subject to various laws governing the containment and disposal of hazardous substances, oilfield waste and other waste materials and the use of underground storage tanks.

The expansion of the scope of laws or regulations protecting the environment has accelerated in recent years, particularly outside the United States, and we expect this trend to continue. For example, the U.S. Environmental Protection Agency (‘‘EPA’’) has promulgated final rules requiring the reporting of greenhouse gas emissions applicable to certain offshore oil and natural gas production and onshore oil and natural gas production, processing, transmission, storage and distribution facilities. In June 2016, the EPA published final standards to reduce methane emissions for certain new, modified, or reconstructed facilities in the oil and gas industry but, in June 2017, the EPA published a proposed rule that would stay certain portions of the June 2016 standards for two years and reconsider the entirety of the June 2016 standards. On August 10, 2017, the D.C. Circuit rejected a request by the American Petroleum Institute, an intervenor in the case, to reconsider the court’s July 3, 2017 decision to vacate the 90-day stay.

Changes in environmental laws and regulations may also negatively impact the operations of oil and natural gas exploration and production companies, which in turn could have an adverse effect on us. For example, drilling, fluids, produced water and most of the other wastes associated with the exploration, development and production of oil or gas, if properly handled, are currently exempt from regulation as hazardous waste under the Resource Conservation and Recovery Act (‘‘RCRA’’) and instead, are regulated under RCRA’s less stringent non-hazardous waste provisions. However, following the filing of a lawsuit in the U.S. District Court for the District of Columbia in May 2016 by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulations for oil and gas wastes, The EPA and the environmental groups entered into an agreement that was finalized in a Consent Decree issued by the District Court on December 28, 2016. Under the Consent Decree, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or sign a determination that revision of the regulations is not necessary. If the EPA proposes a rulemaking for revised oil and gas waste regulations, the Consent Decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. Any reclassification of such wastes as RCRA hazardous wastes could result in more stringent and costly handling, disposal and clean-up requirements.

Legislators and regulators in the United States and other jurisdictions where we operate also focus increasingly on restricting the emission of carbon dioxide, methane and other greenhouse gases that may contribute to warming of the Earth’s atmosphere, and other climate changes. The U.S. Congress has considered, but not adopted, legislation designed to reduce emission of greenhouse gases, and some states in which we operate have passed legislation or adopted initiatives, such as the Regional Greenhouse Gas Initiative in the northeastern United States, which establishes greenhouse gas inventories and/or cap-and-trade programs. Some international initiatives have been or may be adopted, which could result in increased costs of operations in covered jurisdictions. In December 2015, the United States joined the international community in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that prepared an agreement requiring member countries to review and ‘‘represent a progression’’ in their intended nationally determined contributions, which set greenhouse gas emission reduction goals every five years beginning in 2020. Although this international agreement, referred to as the “Paris Agreement’, does not create any binding obligations for nations to limit their greenhouse gas emissions, it does include pledges to voluntarily limit or make future emissions. The Paris Agreement was signed by the United States in 2016 but, in August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. In addition, the EPA has published findings that emissions of greenhouse gases present an endangerment to public health and the environment, which may lead to further regulations of greenhouse gas emissions under existing provisions of the Clean Air Act. The EPA has already issued rules requiring monitoring and reporting of greenhouse gas emissions from the oil and natural gas sector, including onshore and offshore production activities. Furthermore, in November 2016, the Bureau of Land Management (‘‘BLM’’) published a final rule requiring reductions in methane emissions from venting, flaring, and leaking activities on public lands, but the BLM has since published a proposed rulemaking in October 2017 that would temporarily suspend certain requirements contained in the November 2016 final rule until January 17, 2019. Future or more stringent federal or state regulation could dramatically increase operating costs for oil and natural gas companies, curtail production and demand for oil and natural gas in areas of the world where our customers operate, and reduce the market for our services by making wells and/or oilfields uneconomical to operate, which may in turn adversely affect results of operations.

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

Additionally, our suppliers, manufacturers, and service providers could be negatively impacted by changes in industry conditions or global economic conditions. If certain of our suppliers, manufacturers or service providers were to curtail or discontinue their business as a result of such conditions, it could result in a reduction or interruption in supplies or equipment available to us and/or a significant increase in the price of such supplies and equipment, which could adversely impact our business, financial condition and results of operations.

Any violation of the Foreign Corrupt Practices Act or any other similar anti-corruption laws could have a negative impact on us.

A significant portion of our revenue is derived from operations outside the United States, which exposes us to complex foreign and U.S. regulations inherent in doing cross-border business and in each of the countries in which we transact business. We are subject to compliance with the United States Foreign Corrupt Practices Act (‘‘FCPA’’) and other similar anti-corruption laws, which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. The SEC and U.S. Department of Justice have continued to focus on enforcement activities with respect to the FCPA. While our employees and agents are required to comply with applicable anti-corruption laws, and we have adopted policies and procedures and related training programs meant to ensure compliance, we cannot be sure that our internal policies, procedures and programs will always protect us from violations of these laws. Violations of these laws may result in severe criminal and civil sanctions as well as other penalties. The occurrence or allegation of these types of risks may adversely affect our business, financial condition and results of operations.

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

At the request of shareholders, in June 2012 we adopted an amendment to our bye-laws to declassify the Board. In addition, our shareholder rights plan expired in July 2016, and in 2017 we amended our policy regarding nomination and proxy access for director candidates recommended by shareholders. Each of these changes may make it easier for another party to acquire control of the Company. The remaining provisions designed to avoid a coercive takeover may not be fully effective so that a party may still be able to acquire the Company without paying what the Board considers to be fair value, including a control premium.

Legal proceedings and governmental investigations could affect our financial condition and results of operations.

We are subject to legal proceedings and governmental investigations from time to time that include employment, tort, intellectual property and other claims, and purported class action and shareholder derivative actions, including claims related to our acquisition of Tesco. We are also subject to complaints and allegations from former, current or prospective employees from time to time, alleging violations of employment-related laws or other whistle blower-related matters. Lawsuits or claims could result in decisions against us that could have an adverse effect on our financial condition or results of operations. See ‘‘Item 3—Legal Proceedings’’ for a discussion of certain existing legal proceedings.

Our business is subject to cybersecurity risks.

Our operations are increasingly dependent on information technologies and services. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow, and include, among other things, storms and natural disasters, terrorist attacks, utility outages, theft, viruses, phishing, malware, design defects, human error, or complications encountered as existing systems are maintained, repaired, replaced, or upgraded. Risks associated with these threats include, among other things:

•	Theft or misappropriation of funds;

•	loss, corruption, or misappropriation of intellectual property, or other proprietary or confidential information (including customer, supplier, or employee data);

•	disruption or impairment of our and our customers’ business operations and safety procedures;

•	damage to our reputation with our customers and the market;

•	exposure to litigation;

•	loss or damage to our worksite data delivery systems; and

•	increased costs to prevent, respond to or mitigate cybersecurity events.

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

We do not presently maintain insurance coverage to protect against cybersecurity risks. If we procure such coverage in the future, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cyber attacks. Any cyber incident could have a material adverse effect on our business, financial condition and results of operations.

Failure to realize the anticipated benefits of acquisitions, divestitures, investments, joint ventures and other strategic transactions may adversely affect our business, results of operations and financial position.

We undertake from time to time acquisitions, divestitures, investments, joint ventures, alliances and other strategic transactions that we expect to further our business objectives. For example, in October 2016, we announced an agreement to form a new joint venture in the Kingdom of Saudi Arabia, which commenced operations in December, 2017. The success of the Saudi joint venture depends, to a large degree, on the satisfactory performance of our joint venture partner’s obligations, including contributions of capital, drilling units and related equipment, and our ability to maintain an effective, working relationship with our joint venture partner.

We also completed the acquisition of Tesco in December 2017. Potential issues and difficulties that may be encountered with the Tesco acquisition include the following:

•

the inability to successfully integrate the respective businesses of Tesco and Nabors in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the combination, which could result in the anticipated benefits of the combination not being realized partly or wholly in the time frame currently anticipated or at all;

•

lost sales and customers as a result of certain customers of either or both of the two companies deciding not to do business with the combined company, or deciding to decrease their amount of business in order to reduce their reliance on a single company;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high quality products and customer service;

•	certain regulatory approvals related to the transaction that we are still in the process of obtaining;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Tesco transaction; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the transaction and integrating the companies’ operations.

The anticipated benefits of the Saudi joint venture, the Tesco acquisition, and other strategic transactions may not be realized, or may be realized more slowly than expected, and may result in operational and financial consequences, including, but not limited to, the loss of key customers, suppliers or employees and significant transactional expenses, which may have an adverse effect on our business, financial condition and results of operations.

The loss of key executives or inability to attract and retain experienced technical personnel could reduce our competitiveness and harm prospects for future success.

The successful execution of our business strategies will depend, in part, on the continued service of certain key executive officers and employees. We have employment agreements with some of our key personnel within the company, but no assurance can be given that any employee will remain with us, whether or not they have entered into an employment agreement with us. We do not carry key man insurance. In addition, our operations depend, in part, on our ability to attract and retain experienced technical professionals. Competition for such professionals is intense. The loss of key executive officers and/or our inability to retain or attract experienced technical personnel, could reduce our competitiveness and harm prospects for future success, which may adversely affect our business, financial condition and results of operations.

In addition, Nabors’ performance could be adversely affected if the company does not identify or retain key employees and skilled workers of Tesco. It is possible that these employees may not remain with the combined company. The loss of the services of one or more of such key employees and skilled workers could adversely affect Nabors’ future operating results because of their experience and knowledge of Tesco’s business. In addition, current and prospective employees may experience uncertainty about their future roles with the company as the integration of Tesco’s operations with Nabors’ continues. This may adversely affect the ability of Nabors to attract and retain key personnel, which could adversely affect Nabors’ performance.

Significant issuances of common shares or exercises of stock options could adversely affect the market price of our common shares.

As of February 22, 2018, we had 800,000,000 authorized common shares, of which 368,338,349 shares were outstanding and entitled to vote, of which 52,800,203 million were held by our subsidiaries. In addition, 10,629,634 common shares were reserved for issuance pursuant to stock option and employee benefit plans, and 31,997,773 common shares were reserved for issuance upon exchange of outstanding Exchangeable Notes. The sale, or availability for sale, of substantial amounts of our common shares in the public market, whether directly by us or resulting from the exercise of options (and, where applicable, sales pursuant to Rule 144 under the Securities Act) or the exchange of Exchangeable Notes for common shares, would be dilutive to existing shareholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

As a holding company, we depend on our operating subsidiaries and investments to meet our financial obligations.

We are a holding company with no significant assets other than the stock of our subsidiaries. In order to meet our financial needs and obligations, we rely exclusively on repayments of interest and principal on intercompany loans that we have made to operating subsidiaries and income from dividends and other cash flow from such subsidiaries. There can be no assurance that such operating subsidiaries will generate sufficient net income to pay dividends or sufficient cash flow to make payments of interest and principal to Nabors in respect of intercompany loans. In addition, from time to time, such operating subsidiaries may enter into financing arrangements that contractually restrict or prohibit these types of upstream payments to Nabors. Nabors’ debt instruments do not contain covenants prohibiting any such contractual restrictions. There may also be adverse tax consequences associated with such operating subsidiaries paying dividends. Finally, the ability of our subsidiaries to make distributions to us, may be restricted by the laws of the applicable subsidiaries’ jurisdiction of organization and other laws and regulations. If subsidiaries are unable to distribute or otherwise make payments to us, we may not be able to pay interest or principal on obligations when due, and we cannot assure you that we will be able to obtain the necessary funds from other sources.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $24.6 million (at December 31, 2017 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $16.6 million in excess of amounts accrued.

On September 29, 2017, Nabors and Nabors Maple Acquisition Ltd. were sued, along with Tesco Corporation and its Board of Directors, in a putative shareholder class action filed in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff alleges that the September 18, 2017 Preliminary Proxy Statement filed by Tesco with the United States Securities and Exchange Commission omitted material information with respect to the proposed transaction between Tesco and Nabors announced on August 14, 2017.  The plaintiff claims that the omissions rendered the Proxy Statement false and misleading, constituting a violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and alleges liability by Nabors as a control person of Tesco.  Defendants have consolidated this case, captioned The Vladimir Gusinsky Rev. Trust et al. v. Tesco Corporation et al., No. 4:17-cv-02918 (S.D. Tex.) (Miller, J.) with two other matters recently filed making the same or similar legal claims against Nabors and/or Tesco, captioned Panella v. Tesco Corporation et al., No. 4:17-cv-02904 (S.D. Tex.) (Bennett, J.) and Norman Heinze v. Tesco Corporation et al., No. 4:17-cv-03029 (S.D. Tex).

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common shares, par value $0.001 per share, are publicly traded on the New York Stock Exchange (the “NYSE”) under the symbol “NBR”.

The following table sets forth the reported high and low sales prices of our common shares as reported on the NYSE for the periods indicated.

		Share Price
Calendar Year		High	Low
2016	First Quarter	$9.84	$4.93
	Second Quarter	11.21	7.61
	Third Quarter	12.33	8.46
	Fourth Quarter	17.68	11.01

2017	First Quarter	$18.40	$11.89
	Second Quarter	14.28	7.16
	Third Quarter	8.70	6.18
	Fourth Quarter	8.04	5.32

On February 22, 2018, the closing price of our common shares as reported on the NYSE was $6.68.

Holders.

At February 22, 2018, there were approximately 1,916 shareholders of record of our common shares.

Dividends.

On February 23, 2018, our Board declared a cash dividend of $0.06 per common share, which will be paid on April 3, 2018 to shareholders of record at the close of business on March 13, 2018.

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

	Paid per Share		Total Payment
	2017	2016	2017		2016
	(in thousands, except per share amounts)
Quarter
First	$0.06	$0.06	$17,154		$16,923
Second	0.06	0.06	17,149		17,003
Third	0.06	0.06	17,153		17,001
Fourth	0.06	0.06	17,148	(1)	17,039	(2)

(1)	This quarterly cash dividend was paid on January 3, 2018 to shareholders of record on December 13, 2017.

(2)	This quarterly cash dividend was paid on January 4, 2017 to shareholders of record on December 14, 2016.

See Part I—Item 1.A. Risk Factors—As a holding company, we depend on our operating subsidiaries to meet our financial obligations.

Recent Sales of Unregistered Securities.

On December 15, 2017, we reported in a current report on Form 8-K that we had issued approximately 32,034,232 shares of our common stock in connection with the acquisition of Tesco Corporation. The shares were issued in reliance on an exemption from registration under federal securities laws provided by Section 3(a)(10) of the Securities Act of 1933, as amended (the “3(a)(10) Exception”), for the issuance and exchange of securities approved after a public hearing on the fairness of the terms and conditions of the exchange by a court of competent jurisdiction in front of whom the securities will be issued had the right to appear.  We were later informed by our transfer agent that approximately 43,445 additional common shares were issued at closing to certain Tesco employee shareholders for stock awards that had vested, and therefore were included in the number of Tesco shares outstanding at closing, but had not yet been processed by Tesco prior to closing. These shares were also issued under the 3(a)(10) Exception.  As a result, in connection with the acquisition of Tesco Corporation we issued a total of approximately 32.1 million Nabors common shares.

Issuer Purchases of Equity Securities.

The following table provides information relating to our repurchase of common shares during the three months ended December 31, 2017:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
October 1 - October 31	<1	$6.96	—	298,716
November 1 - November 30	6	$5.85	—	298,716
December 1 - December 31	48	$6.39	3,128	280,645

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

(2)

In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400 million of our common shares in the open market or in privately negotiated transactions. During the year ended December 31, 2017, we repurchased 3.1 million of our common shares for an aggregate purchase price of approximately $18.1 million under this program. As of December 31, 2017, we had approximately $280.6 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares are held by our subsidiaries and are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of December 31, 2017, our subsidiaries held 52.8 million of our common shares.

Performance Graph

The following graph illustrates comparisons of five-year cumulative total returns among Nabors, the S&P 500 Index, Dow Jones Oil Equipment and Services Index, S&P MidCap 400 Index and Russell 3000 Index. We are included in the S&P MidCap 400 Index and Russell 3000 Index and therefore, are presenting these indices below. Total return assumes $100 invested on December 31, 2012 in shares of Nabors and in the aforementioned indices noted above assuming reinvestment of dividends at the end of each calendar year, presented in the table below.

Dollars
200
150
100
50
0
2012
2013
2014
2015
2016
2017
Nabors Industries Ltd.
S&P 500 Index
Dow Jones Oil Equipment and Services Index
S&P MidCap 400 Index
Russell 3000 Index

	2012	2013	2014	2015	2016	2017
Nabors Industries Ltd.	100	119	92	61	121	52
S&P 500 Index	100	132	151	153	171	208
Dow Jones Oil Equipment and Services Index	100	128	106	82	105	87
S&P MidCap 400 Index	100	134	147	143	173	201
Russell 3000 Index	100	134	150	151	170	206

The foregoing graph is based on historical data and is not necessarily indicative of future performance. This graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to Regulations 14A or 14C under the Exchange Act or to the liabilities of Section 18 under the Exchange Act.

Related Shareholder Matters

Bermuda has exchange controls which apply to residents in respect of the Bermuda dollar. As an exempted company, Nabors is designated as non-resident for Bermuda exchange control purposes by the Bermuda Monetary Authority. Pursuant to our non-resident status, there are no Bermuda restrictions on our ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to non-residents who are holders of our common shares in all other currencies, including currency of the United States.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Operating Data (1)(2)	(In thousands, except per share amounts and ratio data)
Operating revenues	$2,564,285	$2,227,839	$3,864,437	$6,152,015	$6,843,051
Income (loss) from continuing operations, net of tax	(497,114)	(1,011,244)	(329,497)	158,341	232,974
Income (loss) from discontinued operations, net of tax	(43,519)	(18,363)	(42,797)	(11,179)	(67,526)
Net income (loss)	(540,633)	(1,029,607)	(372,294)	147,162	165,448
Less: Net (income) loss attributable to noncontrolling interest	(6,178)	(135)	(381)	(7,180)	(621)
Net income (loss) attributable to Nabors	(546,811)	(1,029,742)	(372,675)	139,982	164,827

Earnings (losses) per share:
Basic from continuing operations	$(1.75)	$(3.58)	$(1.14)	$0.51	$0.80
Basic from discontinued operations	(0.15)	(0.06)	(0.15)	(0.04)	(0.23)
Total Basic	$(1.90)	$(3.64)	$(1.29)	$0.47	$0.57

Diluted from continuing operations	$(1.75)	$(3.58)	$(1.14)	$0.51	$0.79
Diluted from discontinued operations	(0.15)	(0.06)	(0.15)	(0.04)	(0.23)
Total Diluted	$(1.90)	$(3.64)	$(1.29)	$0.47	$0.56

Weighted-average number of common shares outstanding:
Basic	280,653	276,475	282,982	294,182	289,965
Diluted	280,653	276,475	282,982	296,592	292,323

Capital expenditures and acquisitions of businesses (3)	$600,909	$414,379	$923,236	$1,365,994	$1,433,586
Interest coverage ratio (4)	2.4:1	3.4:1	6.2:1	9.8:1	7.4:1

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data (1)(2)	(In thousands, except ratio data)
Cash, cash equivalents and short-term investments	$365,366	$295,202	$536,169	$507,133	$778,204
Working capital	527,860	333,905	1,174,399	1,442,406	2,000,475
Property, plant and equipment, net	6,109,565	6,267,583	8,599,125	8,597,813	8,712,088
Total assets	8,401,984	8,187,015	11,862,923	12,137,749	12,631,867
Long-term debt	4,027,766	3,578,335	4,331,840	3,882,055	4,355,181
Shareholders’ equity	2,911,816	3,247,025	4,908,619	5,969,086	5,944,929
Debt to capital ratio:
Gross (5)	0.58:1	0.52:1	0.47:1	0.39:1	0.42:1
Net (6)	0.56:1	0.50:1	0.43:1	0.36:1	0.38:1

(1)

All periods present the operating activities of most of our wholly owned oil and gas businesses, our previously held equity interests in oil and gas joint ventures in Canada and Colombia, aircraft logistics operations and construction services as discontinued operations.

(2)

Our acquisitions’ results of operations and financial position have been included beginning on the respective dates of acquisition and include RDS (September 2017), Tesco (December 2017), Nabors Arabia (May 2015), 2TD (October 2014), KVS (October 2013) and Navigate Energy Services, Inc. (January 2013). Following consummation of the merger of our Completion & Production Services business with C&J Energy (March 2015), we ceased consolidating that business’s results with our results of operations and began reporting our share of the earnings (losses) of CJES through earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss). As a result of the CJES Chapter 11 filing, we ceased accounting for our investment in CJES under the equity method of accounting beginning on July 20, 2016.

(3)	Represents capital expenditures and the total purchase price of acquisitions.

(4)

The interest coverage ratio is a trailing 12-month quotient of the sum of (x) operating revenues, direct costs, general and administrative expenses and research and engineering expenses divided by (y) interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by generally accepted accounting principles in the United States of America (“U.S. GAAP”) and may not be comparable to similarly titled measures presented by other companies.

(5)

The gross debt to capital ratio is calculated by dividing total debt by total capitalization (total debt plus shareholders’ equity). The gross debt to capital ratio is not a measure of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

(6)

The net debt to capital ratio is calculated by dividing net debt by net capitalization. Net debt is defined as total debt minus the sum of cash and cash equivalents and short-term investments. Net capitalization is defined as net debt plus shareholders’ equity. The net debt to capital ratio is not a measure of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

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

Management Overview

We own and operate one of the world’s largest land-based drilling rig fleets and are a provider of offshore rigs in the United States and numerous international markets. Our business is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies, consisting of equipment manufacturing, rig instrumentation and optimization software. We also specialize in wellbore placement solutions and are a leading provider of directional drilling and MWD systems and services.

During 2016, we entered into an agreement with Saudi Aramco, to form a new joint venture to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. The joint venture, which is equally owned by Saudi Aramco and Nabors, commenced operations in the fourth quarter of 2017. The joint venture leverages our established business in Saudi Arabia to begin operations, with a focus on Saudi Arabia's existing and future onshore oil and gas fields.

On December 15, 2017, Nabors completed the acquisition of Tesco. Tesco’s tubular services business will benefit our Drilling Solutions segment as we expand globally into key regions. The acquisition had the additional benefit of combining Tesco’s rig equipment manufacturing, rental and aftermarket service business with our Rig Technologies segment, creating a leading rig equipment and drilling automation provider. Under the terms of the acquisition, Nabors acquired all common shares of Tesco in an all-stock transaction, with Tesco shareholders receiving 0.68 common shares of Nabors for each Tesco share owned, or approximately 32.1 million Nabors common shares.

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

The worldwide supply and demand for oil has improved over the past couple of years, while OPEC has successfully curtailed supply growth. The increase in the price of oil has spurred rig count growth in the U.S. and increased expression of interest for additional rigs internationally, which historically is less cyclical than the U.S. In the U.S., our average rigs working during 2017 experienced a 63% increase compared to 2016. Internationally, our average rigs working during 2017 experienced a decrease of 9% compared to 2016. Due to the large number of idle rigs in the market at the beginning of the year, the increase in the demand for rigs resulted in the increase in average rigs working without considerable upward pressure on prices, or dayrates. However, as we entered new contracts or renewed existing ones throughout 2017, most notably during the latter half of the year, we experienced favorable dayrate increases. This trend has continued into 2018.

Recent Developments

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”). Among a number of significant changes to the current U.S. federal income tax rules, the Tax Reform Act reduces the marginal U.S. corporate income tax rate from 35 percent to 21 percent, limits the current deduction for net interest expense, limits the use of net operating losses to offset future taxable income, and imposes a type of minimum tax designed to reduce the benefits derived from intercompany transactions and payments that result in base erosion. As a result of the Tax Reform Act, we were required to revalue deferred tax assets and liabilities from 35 percent to 21 percent. This revaluation has resulted in recognition of an expense of approximately $138.6 million, which is included as a component of income tax expense in continuing operations. We believe the other provisions of the Tax Reform Act should not have a material impact on our consolidated financial statements. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. In accordance with SAB 118, we have calculated our best estimate of the impact of the Tax Reform Act in our year end income tax provision in accordance with our understanding of the Tax Reform Act and guidance available as of the date of this filing. However, we are continuing to assess the impact that it will have on us and our preliminary assessment is subject to the finalization of management’s analysis related to certain matters.

In January 2018, Nabors Delaware completed an offering of $800 million aggregate principal amount of 5.75% senior unsecured notes due February 1, 2025, which are fully and unconditionally guaranteed by us. The proceeds from this offering were used to repay indebtedness of Nabors and its subsidiaries, including all of Nabors Delaware’s outstanding 6.15% senior notes due February 2018.

At December 31, 2017, we had $550.0 million outstanding under our $2.25 billion revolving credit facility and commercial paper program. Availability under the revolving credit facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. As of December 31, 2017, our net debt to capital ratio was 0.56:1. See Item 6. “Selected Financial Data”.  The net debt to capital ratio as of December 31, 2017 does not give effect to the issuance of the senior notes in January 2018 discussed above.

Financial Results

Comparison of the years ended December 31, 2017 and 2016

Operating revenues in 2017 totaled $2.6 billion, representing an increase of $336.4 million, or 15%, from 2016. We have seen a significant increase in the number of rigs working in the U.S. compared to the same period last year, which has led to higher revenues in our U.S. Drilling, Drilling Solutions and Rig Technologies reportable segments. Internationally, we experienced a decline in the number of rigs working of approximately 9%, which has partially offset the increases realized in the U.S. Drilling segment.

Net loss from continuing operations attributable to Nabors totaled $503.3 million for 2017 ($1.75 per diluted share) compared to a net loss from continuing operations attributable to Nabors of $1.0 billion ($3.58 per diluted share) in 2016. This equated to a decrease in loss from continuing operations attributable to Nabors of $508.1 million. In combination with the increase in revenue noted above, our net loss from continuing operations attributable to Nabors was positively impacted by the absence of an equity method investment in CJES, which accounted for $442.0 million of our net loss for the year ended December 31, 2016 related to our share of the net loss of CJES as well as impairment charges associated with the investment. Our results for 2017 include a benefit for a release of reserves due to favorable tax audit outcomes during the year of $167.0 million. This was offset by $138.6 million in income tax expense recorded in connection with the Tax Reform Act.

General and administrative expenses in 2017 totaled $251.2 million, representing an increase of $23.5 million, or 10% from 2016. This is primarily reflective of an increase in headcount and compensation in response to the increase in drilling activity.

Research and engineering expenses in 2017 totaled $51.1 million, representing an increase of $17.5 million, or 52%, from 2016. The increase is a result of increased efforts towards a number of strategic research and engineering projects, including the acquisition of RDS during 2017.

Depreciation and amortization expense in 2017 was $842.9 million, representing a decrease of $28.7 million, or 3%, from 2016. The decrease was primarily due to the impact from retirements and impairments of various rigs and rig equipment in late 2016 partially offset by incremental depreciation associated with capital expenditures as we upgrade our existing rig fleet.

Segment Results of Operations

Our business is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies, consisting of equipment manufacturing, rig instrumentation and optimization software. We also specialize in wellbore placement solutions and are a leading provider of directional drilling and MWD systems and services.

During the fourth quarter of 2017, we effected a change in the reporting of our segments to better reflect our product offerings and growing significance of our Nabors Drilling Solutions business.  The expansion of our tubular services offering attributable to the acquisition of Tesco during the fourth quarter, along with management’s increasing focus on the strategic aspect of this business and expectation of future growth, culminated in the decision to break this operation out into its own segment called Drilling Solutions.  This operation was historically included within our Rig Services segment, which we have renamed Rig Technologies and now primarily reflects the oilfield equipment manufacturing, rental and aftermarket service business of Canrig. Our segment information has been revised to conform to the new reportable segments.  Our business now consists of five reportable segments: U.S., Canada, International, Drilling Solutions and Rig Technologies. See Note 21—Segment Information for additional information on the change in reporting segments.

Management evaluates the performance of our reportable segments using adjusted operating income (loss), which is our segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. Adjusted operating income (loss) is computed by subtracting the sum of direct costs, general and administrative expenses, research and engineering expenses and depreciation and amortization from operating revenues. A reconciliation of adjusted operating income to net income (loss) from continuing operations before income taxes can be found in Note 21—Segment Information.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Year Ended December 31,
	2017	2016	2016 to 2017
	(In thousands, except percentages and rig activity)
U.S.
Operating revenues	$805,223	$554,072	$251,151	45%
Adjusted operating income (loss)	$(213,877)	$(197,710)	$(16,167)	(8)%
Average rigs working (1)	100.8	62.0	38.8	63%

Canada
Operating revenues	$82,929	$51,472	$31,457	61%
Adjusted operating income (loss)	$(22,262)	$(36,818)	$14,556	40%
Average rigs working (1)	15.4	9.7	5.7	59%

International
Operating revenues	$1,474,060	$1,508,890	$(34,830)	(2)%
Adjusted operating income (loss)	$108,428	$164,677	$(56,249)	(34)%
Average rigs working (1)	91.1	100.2	(9.1)	(9)%

Drilling Solutions
Operating revenues	$140,701	$63,759	$76,942	121%
Adjusted operating income (loss)	$16,738	$(16,503)	$33,241	201%

Rig Technologies
Operating revenues	$234,542	$151,951	$82,591	54%
Adjusted operating income (loss)	$(30,964)	$(31,981)	$1,017	3%

(1)

Represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 average rigs working. International average rigs working includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates.

U.S.

Operating results decreased in 2017 compared to 2016. We experienced a 63% increase in the average number of rigs working during 2017 compared to 2016, which was the primary contributor to the $251.2 million, or 45%, increase in operating revenues.  However, dayrates were lower on average, mitigating the impact of increased activity on our average daily margins and adjusted operating income.  Additionally, positive results were partially offset by a decrease in operating revenue and adjusted operating income in our offshore operations. Our results for 2016 included a favorable resolution of negotiations for one of our rigs in the Gulf of Mexico, which resulted in partial recovery of standby revenues for past quarters of approximately $20.9 million. The absence of this incremental revenue in combination with a decline in the number of rigs working in the Gulf of Mexico contributed to the overall decline in operating results.

Canada

Operating results increased in 2017 compared to 2016 due to an increase in drilling rig activity, as evidenced by the increase in average number of rigs working during 2017 compared to 2016.

International

Operating results decreased in 2017 compared to 2016 primarily due to the loss of revenue and increased costs related to downtime incurred to perform structural work on many of our rigs in our largest international market during the first half of 2017. Additionally, results were negatively impacted by a 9% reduction in average number of rigs working during 2017 compared to 2016. Partially offsetting these declines were increased drilling activity in Colombia, Kazakhstan and Kuwait.

Drilling Solutions

Operating results increased in 2017 compared to 2016 primarily due to a substantial increase in the performance tools revenue days. Although prices on average have been lower in the U.S., we have experienced increased pricing throughout 2017, most notably during the fourth quarter as contracts are renegotiated. Additionally, we have experienced growth across all product lines as a result of the significant increase in drilling activity in the U.S. during 2017 compared to 2016.

Rig Technologies

Operating results increased in 2017 compared to 2016 due to the significant increase in drilling activity in the U.S. for the period and in the demand for our products and services. The revenue increase in the segment is driven by an increase in capital equipment deliveries from Canrig.

Other Financial Information

Earnings (losses) from unconsolidated affiliates

Earnings (losses) from unconsolidated affiliates represents our share of the net income (loss), as adjusted for our basis differences, of our equity method investments. We previously accounted for our investment in CJES under the equity method on a one-quarter lag through June 30, 2016. On July 20, 2016, CJES voluntarily filed for protection under Chapter 11 of the Bankruptcy Code. As a result, beginning with the third quarter of 2016, we ceased accounting for our investment under the equity method of accounting. Earnings (losses) from unconsolidated affiliates for the year ended December 31, 2016 includes our share of the net income (loss) of CJES from October 1, 2015 through March 31, 2016, resulting in a loss of $221.9 million, inclusive of charges of $138.5 million representing our share of CJES’s fixed asset impairment charges for the period.

Interest expense

Interest expense for 2017 was $222.9 million, representing an increase of $37.5 million, or 20%, compared to 2016. The increase was primarily due to the additional interest expense related to the issuance of $600 million in aggregate principal amount of 5.5% senior notes due 2023 during December 2016 as well as the issuance of $575 million in aggregate principal amount of 0.75% senior exchangeable notes due 2024 during January 2017. This increase was partially offset by a reduction in interest expense due to the repayment of the term loan facility with proceeds of these offerings and with the repurchase or redemption of approximately $367.9 million in aggregate principal amount of 6.15% senior notes due 2018 since December 31, 2016.

Impairments and other charges

Impairments and other charges for 2017 was $44.5 million, which included $21.6 million in transaction related costs, $16.0 million loss recognized on the early extinguishment of debt resulting from debt repurchases and impairments of long-lived assets of $6.9 million comprised of underutilized rigs in our International drilling segment.

Other, net

Other, net for 2017 was $14.9 million of expense, which included net losses on sales and disposals of assets of approximately $19.0 million and foreign currency exchange losses of $1.6 million.

Other, net for 2016 was $44.2 million of expense, which was primarily comprised of net losses on sales and disposals of assets of approximately $14.8 million, legal and professional fees primarily of $12.9 million incurred in connection with preserving our interests in CJES, foreign currency exchange losses of $5.7 million and increases to litigation reserves of $3.9 million.

Income tax rate

Our worldwide effective tax rate during 2017 was 14.3% compared to 15.6% during 2016. The effective tax rate for 2017 includes a benefit for the release of reserves due to favorable audit outcomes during the year of $167.0 million. This was partially offset by a non-cash write-down of net deferred tax assets of $138.6 million attributable to the Tax Reform Act passed during the fourth quarter of 2017.

Discontinued operations

Our discontinued operations during 2017 and 2016 consisted of our historical wholly owned oil and gas businesses. Income (loss) from discontinued operations during 2017 was a loss of $43.9 million compared to a loss of $18.4 million during 2016. During 2017 and 2016, we recognized impairment charges of $35.3 million and $15.4 million, respectively, due to the deterioration of economic conditions in the dry gas market in western Canada. Additionally, our net loss for 2017 included a $16.5 million charge related to the settlement of litigation associated with our previously owned Ramshorn International properties.

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

Net loss from continuing operations attributable to Nabors totaled $1.0 billion for 2016 ($3.58 per diluted share) compared to a net loss from continuing operations attributable to Nabors of $329.9 million ($1.14 per diluted share) in 2015. This equated to an increase in loss from continuing operations attributable to Nabors of $681.5 million.  Approximately $435.2 million of the increase in loss was attributable to our segment adjusted operating income (loss), which is our primary measure of operating performance.  See Segment Results of Operations for further information on the changes to segment adjusted operating income (loss). The remainder of the increase in loss was attributable to higher losses from unconsolidated affiliates and an increase in the magnitude of impairments and other charges.  We recorded a $221.9 million loss in 2016 compared to an $81.3 million loss in 2015 for our share of the net income (loss) of CJES, which represents our portion (53%) of their net income (loss).  Our impairments and other charges were $505.2 million in 2016 compared to $369.0 million in 2015, for a $136.2 million increase in losses. These charges were primarily comprised of $285.4 million related to impairments and retirements of tangible assets and equipment as a result of the sustained decline in oil prices and the continued realization of lower demand for and obsolescence of legacy asset classes and $219.7 million related to other-than-temporary impairments on our equity method investments. Similarly, during 2015 we recognized approximately $369.0 million in impairments and other charges. These charges resulted from the impact of the industry downturn on our business activity and future outlook as the continuation of depressed oil prices led to considerable reductions in capital spending by some of our customers and diminished demand for our drilling services. These charges were primarily comprised of $140.1 million related to impairments and retirements of tangible assets and equipment, $180.6 million related to an other-than-temporary impairment on our equity method investment in CJES and $48.3 million for a provision for International operations. Additional information relating to impairments and other charges is provided in Note 3—Impairments and Other Charges in Part II, Item 8.—Financial Statements and Supplementary Data.

General and administrative expenses in 2016 totaled $227.6 million, representing a decrease of $96.7 million, or 30% from 2015. The decrease was partially attributable to the fact that we ceased consolidating the expenses from our former Completion & Production Services business as a result of the CJES merger, which accounted for approximately $26.0 million of the decrease. Also contributing to the decrease was a reduction in average headcount of approximately 22% as a result of our efforts to right size our back office functions to the level of operations. The remainder of the decrease is attributed to our continued cost-reduction efforts across our remaining operating units and our corporate offices.

Research and engineering expenses in 2016 totaled $33.6 million, representing a decrease of $7.7 million, or 19%, over 2015. The decrease was primarily attributable to a reduction in workforce and general cost-reduction efforts across the various operating units. Also contributing to the decrease was the reduction in drilling related projects as a result of the decline in overall activity.

Depreciation and amortization expense in 2016 was $871.6 million, representing a decrease of $98.8 million, or 10%, over 2015. The decrease was due largely to the fact that we ceased consolidating the expenses from our former Completion & Production Services business as a result of the CJES merger, which accounted for $51.1 million of the decrease. The remainder of the decrease primarily relates to an increased number of rigs that were not working during the period, which results in a lower inactive depreciation rate and the impact from various retirements of legacy fleet rigs in late 2015.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Year Ended December 31,		Increase/(Decrease)
	2016	2015	2016 to 2015

U.S.
Operating revenues	$554,072	$1,256,989	$(702,917)	(56)%
Adjusted operating income (loss)	$(197,710)	$87,051	$(284,761)	(327)%
Average rigs working (1)	62.0	120.0	(58.0)	(48)%

Canada
Operating revenues	$51,472	$137,494	$(86,022)	(63)%
Adjusted operating income (loss)	$(36,818)	$(7,029)	$(29,789)	n/m (2)
Average rigs working (1)	9.7	16.7	(7.0)	(42)%

International
Operating revenues	$1,508,890	$1,862,393	$(353,503)	(19)%
Adjusted operating income (loss)	$164,677	$308,262	$(143,585)	(47)%
Average rigs working (1)	100.2	124.0	(23.8)	(19)%

Drilling Solutions
Operating revenues	$63,759	$69,828	$(6,069)	(9)%
Adjusted operating income (loss)	$(16,503)	$(10,879)	$(5,624)	(36)%

Rig Technologies
Operating revenues	$151,951	$321,238	$(169,287)	(53)%
Adjusted operating income (loss)	$(31,981)	$(1,762)	$(30,219)	n/m (2)

(1)

Represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 average rigs working. International average rigs working includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates.

(2)	The number is so large that it is not meaningful.

U.S.

Operating results decreased in 2016 compared to 2015 primarily due to the continued decline in drilling activity in the lower 48 states, reflected by a 48% reduction in the average number of rigs working during 2016 compared to the prior period. The decline in drilling activity is the result of lower customer demand for drilling rigs due to the depressed oil price environment. This lower demand also resulted in lower dayrates for rigs, both of which contributed to the decrease in revenue as well as adjusted operating income (loss). Partially offsetting the decrease in drilling activity during 2016 was a favorable resolution of negotiations for one of our rigs in the Gulf of Mexico, which resulted in partial recovery of standby revenues for past quarters of approximately $20.9 million. While activity levels were lower on average throughout 2016, we believe that activity levels bottomed in the earlier half of the year and we have seen a marked improvement over the second half of the year, reflected by an increase in our average rigs working of 50% from the lowest point early in the second quarter to the end of the year.

Canada

Operating results decreased in 2016 compared to 2015 due to a decline in both drilling rig activity and dayrates. These declines were the direct result of lower industry activity and pricing pressure from customers resulting from the decline in oil and gas prices. The lower activity was evidenced by a 42% reduction in average rigs working during 2016 compared to the prior period. The seasonal decline in the second quarter of 2016 was minimalized by the historically low first quarter rig counts, which averaged 4 rigs. However, we experienced an increase over the course of the second half of 2016. We exited 2016 and entered 2017 with a marked increase in rigs working to 25 rigs at the end of January 2017.

International

Operating results decreased in 2016 compared to 2015 primarily due to a decline in drilling activity, reflected by a 19% reduction in average rigs working during 2016 compared to the prior period. The decrease in our operating results was also adversely affected by pricing pressure and diminished demand as customers released rigs in response to the significant drop in oil prices. Partially offsetting the decrease in activity for the year ended December 31, 2016 was approximately $45.7 million in revenue related to early termination and demobilization payments, recovery of certain contractual disputes and a business interruption insurance claim.

Drilling Solutions

Operating results decreased in 2016 compared to 2015 primarily due to a broad-based decline in revenue-producing activities as well as the continued decline in our directional drilling businesses due to generally lower drilling activity and intense competition driven by the low prices of oil and gas.

Rig Technologies

Operating results decreased in 2016 compared to 2015 primarily due to fewer top drive and catwalk unit sales, which is driven by the low prices of oil and gas.

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

Other, net

Other, net for 2016 was $44.2 million of expense, which was primarily comprised of net losses on sales and disposals of assets of approximately $14.8 million, legal and professional fees primarily incurred in connection with preserving our interests in CJES of $12.9 million, foreign currency exchange losses of $5.7 million and increases to litigation reserves of $3.9 million.

Other, net for 2015 was $39.2 million of income, which was primarily comprised of a net gain of $47.1 million related to the CJES merger, inclusive of a $102.2 million gross gain offset by transaction costs and post-closing adjustment, and net gains on sales and disposals of assets of approximately $2.3 million. These gains were partially offset by increases to litigation reserves of $8.2 million and foreign currency exchange losses of $0.4 million.

Income tax rate

Our worldwide effective tax rate during 2016 was 15.6% compared to 22.9% during 2015. The change was attributable to the effect of the geographic mix of pre-tax earnings (losses), including greater losses in high-tax jurisdictions. The tax effect of impairments and our share of the net loss of CJES also contributed to the change.

Discontinued operations

Our discontinued operations during 2016 and 2015 consisted of our historical wholly owned oil and gas businesses. Income (loss) from discontinued operations during 2016 was a loss of $18.4 million compared to a loss of $42.8 during 2015. Our net loss during 2016 was primarily due to a $15.4 million impairment charge due to the deterioration of economic conditions in the dry gas market in western Canada. Similarly, during 2015 we recognized impairment charges of $51.0 million on our oil and gas properties in western Canada as well as a $3.1 million impairment charge for a note receivable remaining from the sale of one of our former Canada subsidiaries that provided logistics services.

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

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility, our commercial paper program and cash generated from operations. As of December 31, 2017, we had cash and short-term investments of $365.4 million and working capital of $527.9 million. As of December 31, 2016, we had cash and short-term investments of $295.2 million and working capital of $333.9 million. At December 31, 2017, we had $550.0 million of borrowings outstanding under our $2.25 billion revolving credit facility and commercial paper program.

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

In January 2018, Nabors Delaware completed an offering of $800 million aggregate principal amount of 5.75% senior unsecured notes due February 1, 2025, which are fully and unconditionally guaranteed by Nabors. The proceeds from this offering were used to repay indebtedness of Nabors and its subsidiaries, including all of Nabors Delaware’s outstanding 6.15% senior notes due February 2018.

We had 15 letter-of-credit facilities with various banks outstanding as of December 31, 2017. Availability under these facilities as of December 31, 2016 was as follows:

December 31,
2017
(In thousands)
Credit available	$759,421
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	153,489
Remaining availability	$605,932

Our ability to access capital markets or to otherwise obtain sufficient financing may be affected by our senior unsecured debt ratings as provided by the major credit rating agencies in the United States and our historical ability to access these markets as needed. While there can be no assurances that we will be able to access these markets in the future, we believe that we will be able to access capital markets or otherwise obtain financing in order to satisfy any payment obligation that might arise upon maturity, exchange or purchase of our notes and our debt facilities and that any cash payment due, in addition to our other cash obligations, would not ultimately have a material adverse impact on our liquidity or financial position. The major U.S. credit rating agencies have downgraded our senior unsecured debt rating to non-investment grade. These and further ratings downgrades could adversely impact our ability to access debt markets in the future, increase the cost of future debt, and potentially require us to post letters of credit for certain obligations. See Part 1A.—Risk Factors—A downgrade in our credit rating could negatively impact our cost of and ability to access capital markets or other financing sources.

Our gross debt to capital ratio was 0.58:1 as of December 31, 2017 and 0.52:1 as of December 31, 2016, respectively. Our net debt to capital ratio was 0.56:1 as December 31, 2017 and 0.50:1 as of December 31, 2016. The gross debt to capital ratio is calculated by dividing total debt by total capitalization (total debt plus shareholders’ equity). The net debt to capital ratio is calculated by dividing net debt by net capitalization. Net debt is defined as total debt minus the sum of cash and cash equivalents and short-term investments. Net capitalization is defined as net debt plus shareholders’ equity. Availability under the revolving credit facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. Neither the gross debt to capital ratio nor the net debt to capital ratio is a measure of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 2.4:1 as of December 31, 2017 and 3.4:1 as of December 31, 2016. The interest coverage ratio is a trailing 12-month quotient of the sum of operating revenues, direct costs, general administrative expenses and research and engineering expenses divided by interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies. None of the above ratios give effect to the issuance of the senior notes in January 2018 discussed above.

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

Future Cash Requirements

We expect capital expenditures over the next 12 months to be approximately $0.5 billion. Purchase commitments outstanding at December 31, 2017 totaled approximately $196.0 million, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned. We believe these programs will result in the enhancement of a significant number of rigs in our existing Lower 48 fleet. When the programs are completed, we expect to have a larger fleet of high-specification land rigs deployed in the Lower 48. We believe the capabilities of these high-specification rigs will meet or exceed requirements from customers.

We have historically completed a number of acquisitions and will continue to evaluate opportunities to acquire assets or businesses to enhance our operations. Several of our previous acquisitions were funded through issuances of debt or our common shares, such as our acquisition of Tesco in December 2017. Future acquisitions may be funded using existing cash or by issuing debt or additional shares of our stock. Such capital expenditures and acquisitions will depend on our view of market conditions and other factors.

On August 25, 2015, our Board authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400 million of our common shares by various means, including in the open market or in privately negotiated transactions. This authorization does not have an expiration date and does not obligate us to repurchase any of our common shares. During 2017 and 2016, we repurchased 3.1 million and 0.3 million, respectively, of our common shares for an aggregate purchase price of approximately $18.1 million and $1.7 million, respectively, under this program. As of December 31, 2017, the remaining amount authorized under the program that may be used to purchase shares was $280.6 million. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of December 31, 2017, our subsidiaries held 52.8 million of our common shares.

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

The following table summarizes our contractual cash obligations as of December 31, 2017:

	Payments due by Period
	Total	< 1 Year		1-3 Years		3-5 Years		Thereafter
	(In thousands)
Contractual cash obligations:
Long-term debt: (1)
Principal	$4,203,301	$460,837	(2)	$1,524,164	(3)	$696,000	(4)	$1,522,300	(5)
Interest	638,311	177,664		277,541		142,425		40,681
Operating leases (6)	31,855	11,342		8,264		4,141		8,108
Purchase commitments (7)	215,540	213,873		1,667		—		—
Employment contracts (6)	4,552	4,252		300		—		—
Transportation and processing contracts (6)(8)	11,249	8,597		2,652		—		—

The table above excludes liabilities for uncertain tax positions totaling $35.0 million as of December 31, 2017 because we are unable to make reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities. Further details on the uncertain tax positions can be found in Note 12—Income Taxes in Part II, Item 8.—Financial Statements and Supplementary Data.

(1)	See Note 11—Debt in Part II, Item 8.—Financial Statements and Supplementary Data

(2)	Represents the aggregate principal amount of Nabors Delaware’s 6.15% senior notes due February 2018. We used the proceeds from our January 2018 senior notes offering to repay these notes.

(3)

Represents the aggregate principal amount of Nabors Delaware’s 9.25% senior notes due January 2019, 5.0% senior notes due September 2020, and amounts outstanding under our commercial paper program and revolving credit facility due July 2020.

(4)	Represents the aggregate principal amount of Nabors Delaware’s 4.625% senior notes due September 2021.

(5)	Represents the aggregate principal amount of Nabors Delaware’s 5.50% senior notes due January 2023, 5.10% senior notes due September 2023 and 0.75% senior exchangeable notes due January 2024.

(6)	See Note 17—Commitments and Contingencies in Part II, Item 8.—Financial Statements and Supplementary Data.

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

During the three months ended December 31, 2017, our Board declared a cash dividend of $0.06 per common share. This quarterly cash dividend was paid on January 3, 2018 to shareholders of record on December 13, 2017. During the year ended December 31, 2017, we paid cash dividends totaling $68.5 million. See Item 5.—Market Price of and Dividends on the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity—Dividends.

During 2016, we entered into an agreement with Saudi Aramco, to form a new joint venture to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. The joint venture, which is equally owned by Saudi Aramco and Nabors, commenced operations in the fourth quarter of 2017. The joint venture leverages our established business in Saudi Arabia to begin operations, with a focus on Saudi Arabia's existing and future onshore oil and gas fields. During 2017, Nabors and Saudi Aramco each contributed $20 million in cash as the initial contribution upon formation of the joint venture. In addition, during 2017 Nabors and Saudi Aramco each contributed approximately $204 million in a combination of drilling rigs, drilling rig equipment or other assets, including cash, to the joint venture in proportion to the respective party’s ownership interest.  We have also agreed to contribute an additional five drilling rigs and related assets to the joint venture in January 2019. Additionally, the agreement requires each partner to backstop its share of the joint venture’s obligations to purchase the first 25 drilling rigs in the event that there is insufficient cash in the joint venture or third party financing available. Although, we currently anticipate that the future rig purchase needs will be met by cash flows from the joint venture and/or third party financing, no assurance can be given that the joint venture will not require us to fund our backstop.

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our 2017 and 2016 cash flows below.

Operating Activities.  Net cash provided by operating activities totaled $62.8 million during 2017, compared to $531.9 million during 2016. Operating cash flows are our primary source of capital and liquidity. The decrease in our operating cash flows was primarily due to a substantial turnaround in cash required for working capital as business conditions improved during 2017. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are significant factors affecting operating cash flows. Changes in working capital items used $384.9 million in cash flows during 2017 and provided $92.1 million in cash flows during 2016.

Investing Activities.  Net cash used for investing activities totaled $502.0 million during 2017 compared to net cash used of $382.1 million in 2016. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During 2017 and 2016, we used cash for capital expenditures totaling $574.5 million and $395.5 million, respectively.

We received $57.9 million in proceeds from sales of assets and insurance claims during 2017 compared to $34.8 million in 2016.

Financing Activities.  Net cash provided by financing activities totaled $512.2 million during 2017. During 2017, we received net proceeds of $519.9 million in connection with the issuance of our exchangeable senior unsecured notes and $550.0 million in amounts borrowed under our commercial paper program and revolving credit facility. This was partially offset by the repayment of the remaining balance of our unsecured term loan of $162.5 million and the repurchase or redemption of $381.8 million, reflecting principal and premiums incurred in connection with these repurchases of senior notes due February 2018. Additionally, we paid dividends of $68.5 million and received proceeds of $8.3 million due to stock options exercised and $80.1 million in contributions from our joint venture partner in SANAD.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2017	2018	2019	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$81,131	184,848	367	39	$266,385

Other Matters

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies in Part II, Item 8.—Financial Statements and

Supplementary Data.

Critical Accounting Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. We analyze our estimates based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ from our estimates. The following is a discussion of our critical accounting estimates. Management considers an accounting estimate to be critical if:

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

Depreciation of Property, Plant and Equipment.  The drilling, workover and well-servicing industries are very capital intensive. Property, plant and equipment represented 69% of our total assets as of December 31, 2017, and depreciation and amortization constituted 27% of our total costs and other deductions in 2017.

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

There have been no factors related to the performance of our portfolio of assets, changes in technology or other factors indicating that these estimates do not continue to be appropriate. Accordingly, for the years ended December 31, 2017, 2016 and 2015, no significant changes have been made to the depreciation rates applied to property, plant and equipment, the underlying assumptions related to estimates of depreciation, or the methodology applied. However, certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management’s assumptions regarding our ability to realize the return on our investment in operating assets and therefore affect the useful lives and salvage values of our assets.

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

Assumptions in the determination of future cash flows are made with the involvement of management personnel at the operational level where the most specific knowledge of market conditions and other operating factors exists. For 2017, 2016 and 2015, no significant changes have been made to the methodology utilized to determine future cash flows.

For an asset classified as held for sale, we consider the asset impaired when its carrying amount exceeds fair value less its cost to sell. Fair value is determined in the same manner as a long-lived asset that is held and used.

Impairment of Goodwill and Intangible Assets.  We review goodwill and intangible assets with indefinite lives for impairment annually during the second quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of such goodwill and intangible assets may exceed their fair value. We perform our impairment tests for goodwill for all of our reporting units within our reportable segments. Our business consists of U.S., Canada, International, Drilling Solutions and Rig Technologies reportable segments. Our Rig Technologies reportable segment includes our Canrig operations. The impairment test involves comparing the estimated fair value of the reporting unit to its carrying amount. If the carrying amount exceeds the fair value, an impairment charge will be recognized in an amount equal to the excess; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

Audit claims of approximately $163.5 million attributable to income, customs and other business taxes have been assessed against us. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

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

During 2017, 2016 and 2015, no significant changes were made to the methodology used to estimate insurance reserves. For purposes of earnings sensitivity analysis, if the December 31, 2017 reserves were adjusted by 10%, total costs and other deductions would change by $15.1 million, or .48%.

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

At various times, we utilize local currency borrowings (foreign-currency- denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate. A hypothetical 10% increase in the value of all our foreign currencies relative to the U.S. dollar as of December 31, 2017 would result in a $6.4 million increase in the fair value of our net monetary liabilities denominated in currencies other than U.S. dollars.

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

Interest Rate and Marketable and Non-marketable Security Price Risk.  Our financial instruments that are potentially sensitive to changes in interest rates include our floating rate debt instruments (our revolving credit facility and the Nabors Delaware term loan which was repaid in part in December 2016 with the remainder repaid in January

2017), our fixed rate debt securities comprised of our 6.15%, 9.25%, 5.0%, 4.625%, 5.50% and 5.10% senior notes, our 0.75% senior exchangeable notes, our investments in debt securities (including corporate and mortgage-CMO debt securities) and our investments in overseas funds that invest primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed and mortgage-backed securities, global structured-asset securitizations, whole-loan mortgages and participations in whole loans and whole-loan mortgages), which are classified as long-term investments.

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

Fair Value of Financial Instruments.  The fair value of our fixed rate long-term debt, revolving credit facility and commercial paper is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	As of December 31,
		2017				2016
	Effective			Effective
	Interest	Carrying	Fair	Interest	Carrying	Fair
	Rate	Value	Value	Rate	Value	Value
		(In thousands)			(In thousands)
6.15% senior notes due February 2018	6.27%	$460,762	$462,674	6.40%	$827,539	$865,300
9.25% senior notes due January 2019	9.77%	303,489	321,028	9.33%	303,489	337,443
5.00% senior notes due September 2020	5.43%	669,846	670,757	5.21%	669,540	689,211
4.625% senior notes due September 2021	4.76%	695,108	665,003	4.75%	694,868	708,765
5.50% senior notes due January 2023	5.85%	600,000	584,850	5.85%	600,000	627,000
5.10% senior notes due September 2023	5.28%	346,576	325,844	5.26%	346,448	348,613
0.75% senior exchangeable notes due January 2024	5.90%	429,982	443,940	—%	—	—
Term loan facility	—%	—	—	1.76%	162,500	162,500
Revolving credit facility	2.73%	510,000	510,000	1.86%	—	—
Commercial paper	1.87%	40,000	40,000	1.16%	—	—
Other	—%	181	181	—%	297	297
		4,055,944	$4,024,277		3,604,681	$3,739,129
Less: deferred financing costs		27,997			26,049
		$4,027,947			$3,578,632

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments. Our cash, cash equivalents, short-term and long-term investments and other receivables as of December 31, 2017 and 2016 are included in the table below:

	December 31,
	2017			2016
			Weighted-			Weighted-
			Average			Average
	Fair	Interest	Life	Fair	Interest	Life
	Value	Rates	(Years)	Value	Rates	(Years)
	(In thousands, except rates)
Cash and cash equivalents	$336,997	0.49 - 1.50%	—	$264,093	0.24 - 0.69%	—
Short-term investments:
Available-for-sale equity securities	28,359	—	—	31,097	—	—
Available-for-sale debt securities:
Mortgage-CMO debt securities	10	3.41 - 3.83%	7.5	12	2.90 - 3.15%	7.3
Total available-for-sale securities	28,369			31,109
Total short-term investments	28,369			31,109
Long-term investments	7,835	N/A		4,023	N/A
Total cash, cash equivalents, short-term and long-term investments	$373,201			$299,225

Our investments in debt securities listed in the above table and a portion of our long-term investments are sensitive to changes in interest rates. Additionally, our investment portfolio of debt and equity securities, which are carried at fair value, exposes us to price risk. A hypothetical 10% decrease in the market prices for all securities as of December 31, 2017 would decrease the fair value of our available-for-sale securities by $2.8 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nabors Industries Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nabors Industries Ltd. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017,  based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 1, 2018

We have served as the Company’s auditor since 1987.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$336,997	$264,093
Short-term investments	28,369	31,109
Accounts receivable, net	698,477	508,355
Inventory, net	166,307	103,595
Assets held for sale	37,052	76,668
Other current assets	180,134	172,019
Total current assets	1,447,336	1,155,839
Property, plant and equipment, net	6,109,565	6,267,583
Goodwill	173,226	166,917
Deferred income taxes	419,003	366,586
Other long-term assets	252,854	230,090
Total assets (1)	$8,401,984	$8,187,015
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$181	$297
Trade accounts payable	363,416	264,578
Accrued liabilities	533,044	543,248
Income taxes payable	22,835	13,811
Total current liabilities	919,476	821,934
Long-term debt	4,027,766	3,578,335
Other long-term liabilities	301,633	522,456
Deferred income taxes	10,338	9,495
Total liabilities (1)	5,259,213	4,932,220
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest in subsidiary (Note 14)	203,998	—
Equity:
Shareholders’ equity:
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 367,510 and 333,598, respectively	368	334
Capital in excess of par value	2,791,129	2,521,332
Accumulated other comprehensive income (loss)	11,185	(12,119)
Retained earnings	1,423,154	2,033,427
Less: treasury shares, at cost, 52,800 and 49,673 common shares, respectively	(1,314,020)	(1,295,949)
Total shareholders’ equity	2,911,816	3,247,025
Noncontrolling interest	26,957	7,770
Total equity	2,938,773	3,254,795
Total liabilities and equity	$8,401,984	$8,187,015

_____________________________

(1)	The consolidated balance sheet as of December 31, 2017 includes assets and liabilities of consolidated joint ventures. See Note 14—Joint Ventures for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$2,564,285	$2,227,839	$3,864,437
Earnings (losses) from unconsolidated affiliates	7	(221,914)	(75,081)
Investment income (loss)	1,194	1,183	2,308
Total revenues and other income	2,565,486	2,007,108	3,791,664

Costs and other deductions:
Direct costs	1,718,069	1,344,298	2,371,436
General and administrative expenses	251,184	227,639	324,328
Research and engineering	51,069	33,582	41,253
Depreciation and amortization	842,943	871,631	970,459
Interest expense	222,889	185,360	181,928
Impairments and other charges	44,536	498,499	368,967
Other, net	14,880	44,174	(39,172)
Total costs and other deductions	3,145,570	3,205,183	4,219,199
Income (loss) from continuing operations before income taxes	(580,084)	(1,198,075)	(427,535)
Income tax expense (benefit):
Current	(102,080)	14,780	89,865
Deferred	19,110	(201,611)	(187,903)
Total income tax expense (benefit)	(82,970)	(186,831)	(98,038)
Income (loss) from continuing operations, net of tax	(497,114)	(1,011,244)	(329,497)
Income (loss) from discontinued operations, net of tax	(43,519)	(18,363)	(42,797)
Net income (loss)	(540,633)	(1,029,607)	(372,294)
Less: Net (income) loss attributable to noncontrolling interest	(6,178)	(135)	(381)
Net income (loss) attributable to Nabors	$(546,811)	$(1,029,742)	$(372,675)

Amounts attributable to Nabors:
Net income (loss) from continuing operations	$(503,292)	$(1,011,379)	$(329,878)
Net income (loss) from discontinued operations	(43,519)	(18,363)	(42,797)
Net income (loss) attributable to Nabors	$(546,811)	$(1,029,742)	$(372,675)

Earnings (losses) per share:
Basic from continuing operations	$(1.75)	$(3.58)	$(1.14)
Basic from discontinued operations	(0.15)	(0.06)	(0.15)
Total Basic	$(1.90)	$(3.64)	$(1.29)
Diluted from continuing operations	$(1.75)	$(3.58)	$(1.14)
Diluted from discontinued operations	(0.15)	(0.06)	(0.15)
Total Diluted	$(1.90)	$(3.64)	$(1.29)
Weighted-average number of common shares outstanding:
Basic	280,653	276,475	282,982
Diluted	280,653	276,475	282,982

Dividends declared per common share	$0.24	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net income (loss) attributable to Nabors	$(546,811)	$(1,029,742)	$(372,675)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	28,372	17,743	(110,874)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(6,061)	11,054	(15,310)
Less: reclassification adjustment for (gains) losses included in net income (loss)	970	3,495	—
Unrealized gains (losses) on marketable securities	(5,091)	14,549	(15,310)
Pension liability amortization and adjustment	(275)	1,061	1,104
Pension buyout	—	3,059	—
Unrealized gains (losses) and amortization on cash flow hedges	613	613	613
Other comprehensive income (loss), before tax	23,619	37,025	(124,467)
Income tax expense (benefit) related to items of other comprehensive income (loss)	315	1,551	648
Other comprehensive income (loss), net of tax	23,304	35,474	(125,115)
Comprehensive income (loss) attributable to Nabors	(523,507)	(994,268)	(497,790)
Net income (loss) attributable to noncontrolling interest	6,178	135	381
Translation adjustment attributable to noncontrolling interest	282	251	(1,461)
Comprehensive income (loss) attributable to noncontrolling interest	6,460	386	(1,080)
Comprehensive income (loss)	$(517,047)	$(993,882)	$(498,870)

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(540,633)	$(1,029,607)	$(372,294)
Adjustments to net income (loss):
Depreciation and amortization	845,439	874,296	973,318
Deferred income tax expense (benefit)	9,096	(206,670)	(203,145)
Impairments and other charges	42,188	236,745	129,341
Deferred financing costs amortization	7,088	4,381	5,290
Discount amortization on long-term debt	20,495	2,074	1,969
Losses (gains) on debt buyback	16,005	(6,665)	—
Losses (gains) on long-lived assets, net	19,064	85,064	63,338
Losses (gains) on investments, net	972	—	—
Impairments on equity method holdings	—	216,242	180,591
Losses (gains) on merger and acquisitions	—	—	(49,382)
Share-based compensation	31,896	32,000	47,313
Foreign currency transaction losses (gains), net	1,604	5,669	9,881
Pension buyout	—	3,059	—
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	(7)	221,914	84,275
Other	(5,542)	1,333	627
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(165,353)	250,400	529,151
Inventory	(17,444)	40,647	23,852
Other current assets	16,518	37,904	34,390
Other long-term assets	28,772	98	(27,461)
Trade accounts payable and accrued liabilities	79,204	(180,200)	(566,042)
Income taxes payable	14,811	(46,576)	(1,680)
Other long-term liabilities	(341,417)	(10,203)	(6,776)
Net cash (used for) provided by operating activities	62,756	531,905	856,556
Cash flows from investing activities:
Purchases of investments	(6,722)	(24)	(9)
Sales and maturities of investments	13,069	739	961
Cash paid for acquisition of businesses, net of cash acquired	9,040	(22,278)	(80,187)
Investment in unconsolidated affiliates	—	—	(445)
Capital expenditures	(574,467)	(395,455)	(867,106)
Proceeds from sales of assets and insurance claims	57,933	34,831	68,206
Proceeds from merger transaction	—	—	650,050
Other	(856)	64	1,081
Net cash (used for) provided by investing activities	(502,003)	(382,123)	(227,449)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(188)	3	645
Proceeds from issuance of long-term debt	411,200	600,000	—
Debt issuance costs	(11,043)	(11,520)	(1,847)
Proceeds from revolving credit facilities	725,000	611,500	—
Reduction in revolving credit facilities	(215,000)	(611,500)	(450,000)
Proceeds from (payments for) issuance of common shares	8,300	967	1,296
Repurchase of common shares	(18,071)	(1,687)	(99,598)
Distributions to noncontrolling interest	(7,272)	—	—
Noncontrolling interest contribution	20,000	—	3,972
Reduction in long-term debt	(381,814)	(493,612)	(27,478)
Dividends to shareholders	(68,503)	(50,924)	(69,363)
Proceeds from (payment for) commercial paper, net	40,000	(8,000)	(525,119)
Cash proceeds from equity component of exchangeable debt	159,952	—	—
Proceeds from term loan	—	—	625,000
Payments on term loan	(162,500)	(162,500)	(300,000)
Redeemable noncontrolling interest contribution	61,123	—	—
Proceeds from (payments for) short-term borrowings	(543)	(6,211)	318
Purchase of capped call hedge transactions	(40,250)	—	—
Other	(8,211)	(4,732)	(7,767)
Net cash (used for) provided by financing activities	512,180	(138,216)	(849,941)
Effect of exchange rate changes on cash and cash equivalents	(29)	(2,003)	(25,785)
Net increase (decrease) in cash and cash equivalents	72,904	9,563	(246,619)
Cash and cash equivalents, beginning of period	264,093	254,530	501,149
Cash and cash equivalents, end of period	$336,997	$264,093	$254,530

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Capital	Accumulated
	Common Shares		in Excess	Other			Non-
		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2014	328,196	328	2,452,261	77,522	3,573,172	(1,194,664)	10,170	4,918,789
Net income (loss)	—	—	—	—	(372,675)	—	381	(372,294)
Dividends to shareholders	—	—	—	—	(69,363)	—	—	(69,363)
Repurchase of treasury shares	—	—	—	—	—	(99,598)	—	(99,598)
Other comprehensive income (loss), net of tax	—	—	—	(125,115)	—	—	(1,461)	(126,576)
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	141	—	1,296	—	—	—	—	1,296
Share-based compensation	—	—	47,863	—	—	—	—	47,863
Other	2,189	3	(8,320)	—	—	—	2,068	(6,249)
As of December 31, 2015	330,526	$331	$2,493,100	$(47,593)	$3,131,134	$(1,294,262)	$11,158	$4,293,868
Net income (loss)	—	—	—	—	(1,029,742)	—	135	(1,029,607)
Dividends to shareholders	—	—	—	—	(67,965)	—	—	(67,965)
Repurchase of treasury shares	—	—	—	—	—	(1,687)	—	(1,687)
Other comprehensive income (loss), net of tax	—	—	—	35,474	—	—	251	35,725
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	102	—	967	—	—	—	—	967
Share-based compensation	—	—	32,000	—	—	—	—	32,000
Other	2,970	3	(4,735)	—	—	—	(3,774)	(8,506)
As of December 31, 2016	333,598	$334	$2,521,332	$(12,119)	$2,033,427	$(1,295,949)	$7,770	$3,254,795
Net income (loss)	—	—	—	—	(546,811)	—	6,178	(540,633)
Dividends to shareholders	—	—	—	—	(68,612)	—	—	(68,612)
Repurchase of treasury shares	—	—	—	—	—	(18,071)	—	(18,071)
Other comprehensive income (loss), net of tax	—	—	—	23,304	—	—	282	23,586
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	842	1	(10,736)	—	—	—	—	(10,735)
Equity component of exchangeable debt	—	—	116,195	—	—	—	—	116,195
Capped call transaction	—	—	(40,250)	—	—	—	—	(40,250)
Adoption of ASU No. 2016-09	—	—	1,943	—	5,150	—	—	7,093
Share-based compensation	—	—	31,896	—	—	—	—	31,896
Issuance of common shares to Tesco shareholders	32,078	32	178,961	—	—	—	—	178,993
Noncontrolling interest contributions (distributions), net	—	—	—	—	—	—	13,018	13,018
Other	992	1	(8,212)	—	—	—	(291)	(8,502)
As of December 31, 2017	367,510	$368	$2,791,129	$11,185	$1,423,154	$(1,314,020)	$26,957	$2,938,773

The accompanying notes are an integral part of these consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Nature of Operations

We own and operate one of the world’s largest land-based drilling rig fleets and are a leading provider of offshore rigs in the United States and numerous international markets. Our business is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies, consisting of equipment manufacturing, rig instrumentation and optimization software. We also specialize in wellbore placement solutions and are a leading provider of directional drilling and MWD systems and services.

The consolidated financial statements and related footnotes are presented in accordance with U.S. GAAP.

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of Nabors, as well as all majority owned and non‑majority owned subsidiaries required to be consolidated under U.S. GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

In addition to the consolidation of our majority owned subsidiaries, we also consolidate variable interest entities (“VIE’s”) when we are determined to be the primary beneficiary of a VIE. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE. During 2016, we entered into an agreement with Saudi Aramco, to form a new joint venture, SANAD, to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. SANAD, which is equally owned by Saudi Aramco and Nabors, began operations during the fourth quarter of 2017. As we have the power to direct activities that most significantly impact SANAD’s economic performance, including operations, maintenance and certain sourcing and procurement, we have determined Nabors to be the primary beneficiary and accordingly consolidate the joint venture. See Note 14—Joint Ventures.

Investments in operating entities where we have the ability to exert significant influence, but where we do not control operating and financial policies, are accounted for using the equity method. Our share of the net income (loss) of these entities is recorded as earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss). The investments in these entities are included in investment in unconsolidated affiliates in our consolidated balance sheets. During the third quarter of 2016, CJES filed for bankruptcy, at which time we ceased accounting for our investment in CJES as an equity method investment. Prior to the bankruptcy filing, we historically recorded our share of the net income (loss) of our equity method investment in CJES on a one-quarter lag, as we were not able to obtain the financial information of CJES on a timely basis. See Note 9—Investments in Unconsolidated Affiliates.

Change in Presentation

Certain amounts within our consolidated statements of income (loss) have been reclassified to conform to the current period presentation.

During the fourth quarter of 2017, we determined that we had incorrectly accounted for the deferred tax assets related to certain share based compensation that had expired in prior years, resulting in an overstatement of our deferred tax asset balance. The correction of this error resulted in a reduction to both deferred tax assets and capital in excess of par of approximately $19.0 million. There was no impact to our consolidated statement of income (loss) for any periods presented.

Change in Segments

During the fourth quarter of 2017, the Company revised its reporting segments to reflect a change in how management reviews financial information and makes operating decisions. The Company has reclassified prior-period amounts to conform to the current period’s presentation. See Note 21—Segment Information for additional information on the change in reportable segments.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first‑in, first‑out or weighted‑average costs methods and includes the cost of materials, labor and manufacturing overhead. Inventory, which is net of reserves of $28.9 million, included the following:

	December 31,
	2017	2016
	(In thousands)
Raw materials	$124,635	$84,431
Work-in-progress	19,113	1,204
Finished goods	22,559	17,960
	$166,307	$103,595

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

We review our assets for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the estimated undiscounted future cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to the extent the carrying amount of the long-lived asset exceeds its estimated fair value. Management considers a number of factors such as estimated future cash flows from the assets, appraisals and current market value analysis in determining fair value. The determination of future cash flows requires the estimation of utilization, dayrates, operating margins, sustaining capital and remaining economic life. Such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry. Significant and unanticipated changes to the assumptions could result in future impairments. In December 2017, we signed a Purchase and Sale Agreement (“PSA”) to sell certain of our jackups for a combination of cash and equity. The PSA included several conditions to closing that must be reached before the deal proceeds to close.  We are uncertain at this time whether or when these conditions may be achieved, as well as what the ultimate consideration value may be at closing. However, if the conditions are met and the deal proceeds to close, we could record a loss on the sale in the range of up to $50 million - $70 million. A significantly prolonged period of lower oil and natural gas prices could continue to adversely affect the demand for and prices of our services, which could result in future impairment charges. As the determination of whether impairment charges should be recorded on our long‑lived assets is subject to significant management judgment, and an impairment of these assets could result in a material charge on our consolidated statements of income (loss), management believes that accounting estimates related to impairment of long‑lived assets are critical.

For an asset classified as held for sale, we consider the asset impaired when its carrying amount exceeds fair value less its cost to sell. Fair value is determined in the same manner as a long‑lived asset that is held and used.

Goodwill

We review goodwill for impairment annually during the second quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of such goodwill and intangible assets may exceed their fair value. We initially assess goodwill for impairment based on qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one of our reporting units is greater than its carrying amount. If the carrying amount exceeds the fair value, an impairment charge will be recognized in an amount equal to the excess; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

The change in the carrying amount of goodwill for our reporting units for the years ended December 31, 2017 and 2016 was as follows:

		Acquisitions
		and
	Balance at	Purchase	Disposals	Cumulative	Balance at
	December 31,	Price	and	Translation	December 31,
	2015	Adjustments	Impairments	Adjustment	2016
	(In thousands)
Drilling & Rig Technologies:
U.S.	$50,149	$—	$—	$—	$50,149
International	75,634	—	—	—	75,634
Rig Technologies	40,876	—	—	258	41,134
Total	$166,659	$—	$—	$258	$166,917

		Acquisitions
		and
	Balance at	Purchase		Disposals	Cumulative	Balance at
	December 31,	Price		and	Translation	December 31,
	2016	Adjustments		Impairments	Adjustment	2017
	(In thousands)
Drilling & Rig Technologies:
U.S.	$50,149	$—		$—	$—	$50,149
International	75,634	—		—	—	75,634
Rig Technologies	41,134	5,690	(1)	—	619	47,443
Total	$166,917	$5,690		$—	$619	$173,226

(1)	Represents the goodwill recorded in connection with our acquisition of RDS. See Note 5—Acquisitions for additional discussion.

Goodwill for the consolidated company, totaling approximately $10.2 million, is expected to be deductible for tax purposes.

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

Revenue Recognition

We recognize revenues and costs on daywork contracts daily as the work progresses. For certain contracts, we receive lump‑sum payments for the mobilization of rigs and other drilling equipment. We defer revenue related to mobilization periods and recognize the revenue over the term of the related drilling contract. At December 31, 2017 and 2016, our deferred revenues classified as other long-term liabilities were $135.0 million and $321.0 million, respectively. At December 31, 2017 and 2016, our deferred revenues classified as accrued liabilities were $218.4 million and $255.6 million, respectively.

Costs incurred related to a mobilization period for which a contract is secured are deferred and recognized over the term of the related drilling contract. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. We defer recognition of revenue on amounts received from customers for prepayment of services until those services are provided. At December 31, 2017 and 2016, our deferred expenses classified as other current assets were $61.2 million and $63.4 million, respectively. At December 31, 2017 and 2016, our deferred expenses classified as other long-term assets were $32.6 million and $69.5 million, respectively.

We recognize revenue for top drives and other capital equipment we manufacture when the earnings process is complete. This generally occurs when products have been shipped, title and risk of loss have been transferred, collectability is probable, and pricing is fixed or determinable.

We recognize, as operating revenue, proceeds from business interruption insurance claims in the period that the applicable proof of loss documentation is received. Proceeds from casualty insurance settlements in excess of the carrying value of damaged assets are recognized in other, net in our consolidated statement of income (loss) in the period that the applicable proof of loss documentation is received. Proceeds from casualty insurance settlements that are expected to be less than the carrying value of damaged assets are recognized at the time the loss is incurred and recorded in other, net in our consolidated statement of income (loss).

We recognize reimbursements received for out‑of‑pocket expenses incurred as revenues and account for out‑of‑pocket expenses as direct costs.

Research and Engineering

Research and engineering expenses are expensed as incurred and include costs associated with the research and development of new products and services and costs associated with sustaining engineering of existing products and services. As a result of our acquisition of 2TD during 2014, we recorded intangible assets related to in process research and development of $47.7 million. As these products are developed, we will transfer the balances to completed technology and begin amortizing the intangible assets over the estimated useful life. No transfers occurred during the years ended December 31, 2017, 2016 or 2015. We have made progress in the development of our rotary steerable drilling technology tools, including successful tests in 2015, October of 2016 and most recently November of 2017. The tools are currently being modified to another phase of verification testing before shipping the tools to the U.S. for further field tests.

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

On December 22, 2017, the United States enacted the Tax Reform Act. Among a number of significant changes to the current U.S. federal income tax rules, the Tax Reform Act reduces the marginal U.S. corporate income tax rate from 35 percent down to 21 percent, limits the current deduction for net interest expense, limits the use of net operating losses to offset future taxable income, and imposes a type of minimum tax designed to reduce the benefits derived from intercompany transactions and payments that result in base erosion. As a result of the Tax Reform Act, we were required to revalue deferred tax assets and liabilities from 35 percent to 21 percent. This revaluation has resulted in recognition of an expense of approximately $138.6 million, which is included as a component of income tax expense in continuing operations. We believe the other provisions of the Tax Reform Act should not have a material impact on our consolidated financial statements. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. In accordance with SAB 118, we have calculated our best estimate of the impact of the Tax Reform Act in our year end income tax provision in accordance with our understanding of the Tax Reform Act and guidance available as of the date of this filing. However, we are continuing to assess the impact that it will have on us and our preliminary assessment is subject to the finalization of management’s analysis related to certain matters.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from such estimates. Areas where critical accounting estimates are made by management include:

•	depreciation of property, plant and equipment;

•	impairment of long‑lived assets;

•	impairment of goodwill and intangible assets;

•	impairment of short-term and equity method investments;

•	income taxes;

•	litigation and self‑insurance reserves; and

•	fair value of assets acquired and liabilities assumed.

Recent Accounting Pronouncements Adopted

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, relating to the revenue recognition from contracts with customers that creates a common revenue standard for U.S. GAAP and IFRS. The core principle will require recognition of revenue to represent the transfer of promised goods or services to customers in an amount that reflects the consideration, including costs incurred, to which the entity expects to be entitled in exchange for those goods or services. The standard will also require significantly expanded disclosures containing qualitative and quantitative information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  In July 2015, the FASB approved a one year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. Throughout 2017 we, along with our third party consultants, identified and reviewed our revenue streams, identified a subset of contracts to represent these revenue streams and performed a detailed analysis of such contracts. We adopted this guidance under the modified retrospective approach as of January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall, relating to the recognition and measurement of financial assets and liabilities. This standard enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. This new standard became effective for us on January 1, 2018. Upon adoption, we recorded an adjustment to retained earnings of $9.1 million to eliminate the net unrealized gain balance in accumulated other comprehensive income (loss) related to the equity instruments. If we do have a material amount of investments in equity securities in the future, we expect that the impact to our consolidated statements of income (loss) and other comprehensive income (loss) from this update could be material. Furthermore, depending on trends in the stock market, we may see increased volatility in our consolidated statements of income (loss) and other comprehensive income (loss).

In February 2016, the FASB issued ASU No. 2016-02, Leases, relating to leases to increase transparency and comparability among companies. This standard requires that all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. Additionally, this standard will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for public companies for fiscal years beginning after December 15, 2018. Early application is permitted. This standard requires an entity to separate lease components from nonlease components within a contract. While the lease components would be accounted for under ASU No. 2016-02, nonlease components would be accounted for under ASU No. 2014-09. We have determined that under the new standard, our drilling contracts contain a lease component and therefore we will be required to separately recognize revenues associated with the lease and services components. Therefore, we are evaluating ASU No. 2016-02 concurrently with the provisions of ASU No. 2014-09 and the impact this will have on our consolidated financial statements. We expect to adopt this guidance beginning January 1, 2019.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows, to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for public companies for fiscal years beginning after December 15, 2017. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes, which simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. We will adopt this standard during the first quarter of 2018 using the modified retrospective method, through a cumulative-effect adjustment directly to retained earnings. We are still evaluating the impact this will have on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, to provide guidance on the classification of restricted cash in the statement of cash flows. This guidance is effective for public companies for fiscal years beginning after December 15, 2017. The amendments in the ASU should be adopted on a retrospective basis. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

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

Note 3 Impairments and Other Charges

The components of impairments and other charges are provided below:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Tangible Assets & Equipment:
Provision for retirement of assets	$—	$69,072	$65,633
Impairment of long-lived assets	6,895	216,355	74,464
Subtotal	6,895	285,427	140,097

Other Charges:
Other-than-temporary impairment	—	219,737	180,591
Provision for International operations	—	—	48,279
Transaction related costs	21,628	—	—
Loss (gain) on early extinguishment of debt	16,013	(6,665)	—
Total	$44,536	$498,499	$368,967

For the year ended December 31, 2017

Tangible Assets and Equipment

In 2017, we recorded impairments totaling $6.9 million primarily comprised of underutilized rigs in our International drilling reportable segment. These impairments were deemed necessary due to the lack of future contractual opportunities because the rigs were smaller and lower horsepower than our newer rigs and also rigs competing in an overcrowded offshore market.

Transaction related costs

During 2017, we incurred $21.6 million in transaction related costs, including professional fees, severances, facility closure costs and other cost rationalization items, primarily in connection with the acquisition of Tesco.

Loss (gain) on early extinguishment of debt

During 2017, we repurchased $367.9 million aggregate principal amount of our senior notes. We paid the holders an aggregate of approximately $381.7 million in cash, reflecting principal and accrued and unpaid interest and prepayment premium and recognized a loss of $16.0 million as part of the debt extinguishment. See Note 11—Debt for additional discussion.

For the year ended December 31, 2016

Throughout the first half of 2016, we experienced decreased demand for our services as well as increased pricing pressure.  Although there was a slight uptick in activity over the latter half of 2016, management evaluated our existing rig fleet and identified asset classes that may not fully participate in the next drilling cycle given the current requirements of many drilling programs and other factors. This resulted in both the provision for retirement of assets and tangible asset impairments. The majority of the remaining charges are attributable to our previous investment in CJES, which experienced severe financial and operational difficulties in their business, and ultimately commenced voluntarily cases under chapter 11 of the U.S. Bankruptcy code in July 2016. These charges are outlined below.

Tangible Assets and Equipment

The following table summarizes the 2016 retirement and impairment charges for tangible assets and equipment by reportable operating segment:

	Provision for	Tangible Asset
	Retirements	Impairments	Total
Drilling & Rig Technologies:
U.S.	$25,365	$163,182	$188,547
Canada	19,573	1,125	20,698
International	23,275	12,721	35,996
Drilling Solutions	859	—	859
Rig Technologies	—	15,343	15,343
Other	—	23,984	23,984
Total	$69,072	$216,355	$285,427

During 2016, we retired certain classes of rigs and rig components in our U.S., Canada and International drilling reportable segments and reduced their carrying value to their estimated salvage value. As a result of the sustained decline in oil and gas prices and the extended period of reduced demand for some of our legacy asset classes, we retired 24 of our remaining SCR rigs within the U.S. drilling reportable segment. We utilized some of the parts on these retired rigs to enhance and upgrade other existing rigs in our fleet. Additionally, we retired 7 older rigs in our Canada Drilling reportable segment. Within our International drilling reportable segment, we also retired various older, smaller and in some cases functionally obsolete rigs and yard assets.

In 2016, we also recorded impairments totaling $216.4 million primarily comprised of $163.2 million for underutilized rigs in our U.S. Drilling reportable segment as well as $12.7 million in our International drilling reportable segment. These impairments were deemed necessary due to the lack of future contractual opportunities because the rigs were smaller and lower horsepower than our newer rigs, which limits the rigs functional capabilities of drilling many of the more complex wells in the current environment. Included in the other amount was an impairment of $22.4 million that we recognized related to our retained interest in the oil and gas properties located on the North Slope of Alaska to reduce the carrying value to fair value, as a result of the sustained decline in oil prices. The balance of the impairment charge primarily relates to obsolete inventory and various rig-related equipment within our Rig Technologies reportable segment.

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

Loss (gain) on early extinguishment of debt

During 2016, we repurchased $152.7 million aggregate principal amount of our senior notes. We paid the holders an aggregate of approximately $157.5 million in cash, reflecting principal and accrued and unpaid interest and prepayment premium and recognized a gain as part of the debt extinguishment. See Note 11—Debt for additional discussion.

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

Tangible Assets and Equipment

The following table summarizes the 2015 retirement and impairment charges for tangible assets and equipment by reportable operating segment:

	Provision for	Tangible Asset
	Retirements	Impairments	Total
Drilling & Rig Technologies:
U.S.	$47,247	$—	$47,247
Canada	7,547	—	7,547
International	10,839	52,479	63,318
Rig Technologies	—	3,879	3,879
Other	—	18,106	18,106
Total	$65,633	$74,464	$140,097

During 2015, we retired some rigs and rig components in our U.S., Canada and International drilling reportable segments and reduced their carrying value to their estimated salvage value. Due to market conditions and resulting competitive drilling market, we experienced a decline in utilization of our remaining legacy rigs. Accordingly, we retired roughly half of our fleet of SCR rigs within the U.S. Drilling reportable segment, continuing to market the remaining 47 of our most competitive assets within this group. Additionally, we retired various yard assets within our International reportable segment as well as rig-related equipment in our Canada reportable segment.

In 2015, we also recorded impairments totaling $74.5 million primarily comprised of $52.5 million for an inactive jackup rig in our International reportable segment. We recognized an impairment of $15.1 million to our retained interest in the oil and gas properties located on the North Slope of Alaska to reduce the carrying value to fair value, as a result of the sustained decline in oil prices. The balance of the impairment charge primarily relates to obsolete inventory within our Rig Technologies reportable segment.

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

Note 4 Assets Held for Sale and Discontinued Operations

Assets Held for Sale

Assets held for sale as of December 31, 2017 and 2016 was $37.1 million and $76.7 million, respectively. These assets consisted primarily of our oil and gas holdings which are mainly in the Horn River basin in western Canada of $25.9 million and $65.0 million, respectively, as of the periods noted above and the operating results have been reflected in discontinued operations. The remainder represents assets that meet the criteria to be classified as assets held for sale, but do not represent a disposal of a component of an entity or a group of components of an entity representing a strategic shift that has or will have a major effect on the entity's operations and financial results.

The carrying value of our assets held for sale represents the lower of carrying value or fair value less costs to sell. We continue to market these properties at prices that are reasonable compared to current fair value.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing associated with these properties held for sale. At December 31, 2017, our undiscounted contractual commitments for these contracts approximated $11.2 million, and we had total liabilities of $8.5 million, $6.1 million of which were classified as current and are included in accrued liabilities. At December 31, 2016, our undiscounted contractual commitments for these contracts approximated $17.2 million, and we had total liabilities of $12.5 million, $5.5 million of which were classified as current and are included in accrued liabilities.

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

Discontinued Operations

The operating results from the assets discussed above for all periods presented are presented and accounted for as discontinued operations in the accompanying consolidated statements of income (loss) and the respective accompanying notes to the consolidated financial statements. Our condensed statements of income (loss) from discontinued operations for each reportable segment were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except percentages)

Operating revenues (1)	$6,169	$2,859	$3,212
Income (loss) from Oil & Gas discontinued operations:
Income (loss) from discontinued operations	$(2,506)	$(3,978)	$(5,003)
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets (2)	$51,028	$19,445	$49,890
Less: Income tax expense (benefit)	$(10,015)	$(5,060)	$(14,455)
Income (loss) from Oil and Gas discontinued operations, net of tax	$(43,519)	$(18,363)	$(40,438)
Income (loss) from Rig Technologies discontinued operations:
Income (loss) from discontinued operations	$—	$—	$—
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets	$—	$—	$3,146	(3)
Less: Income tax expense (benefit)	$—	$—	$(787)
Income (loss) from Rig Technologies discontinued operations, net of tax	$—	$—	$(2,359)
Income (loss) from discontinued operations, net of tax	$(43,519)	$(18,363)	$(42,797)

Oil and Gas

(1)	Reflects operating revenues of our historical oil and gas reportable segment.

(2)

Includes impairment charges of $35.3 million, $15.4 million and $51.0 million in 2017, 2016 and 2015, respectively, due to the deterioration of economic conditions in the natural gas market in western Canada, partially offset by a gain related to our restructure of our future pipeline obligations. Additionally, this line item includes a charge of $16.5 million related to the settlement of litigation during 2017 associated with our previously owned Ramshorn International properties.

Rig Technologies

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

Note 5 Acquisitions

2017 Acquisitions

Robotic Drilling Systems

On September 5, 2017 we paid approximately $50.7 million in cash, subject to customary closing adjustments, to acquire Robotic Drilling Systems AS (“RDS”), a provider of automated tubular and tool handling equipment for the onshore and offshore drilling markets based in Stavanger, Norway. This transaction will allow us to integrate RDS’s highly capable team and product offering with the technology portfolio of Canrig and strengthens the development of Canrig’s drilling automation solutions. As part of our purchase price allocation, we have recorded intangible assets of $53.3 million ($20.8 million of developed technology and $32.5 million of in process research and development), goodwill of approximately $5.7 million and other liabilities of $7.3 million (net of other working capital items). The intangible assets related to developed technology are being amortized using the straight-line method over the estimated useful life of 10 years. We have consolidated the operating results of RDS since the acquisition date and reported those results in our Rig Technologies segment. The pro forma effect on revenue and net income (loss) have been determined to be immaterial to our financial statements. Further, tests of significance for this acquisition do not result in a significant acquisition and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.

Tesco Corporation

On December 15, 2017, Nabors completed the acquisition of Tesco Corporation (“Tesco”). Tesco’s tubular services business will benefit our Drilling Solutions segment as we expand into numerous key regions globally. Additionally, the acquisition combined Tesco’s rig equipment manufacturing, rental and aftermarket service business into our Rig Technologies segment, creating a leading rig equipment and drilling automation provider. Under the terms of the acquisition, Nabors acquired all common shares of Tesco in an all-stock transaction, with Tesco shareholders receiving 0.68 common shares of Nabors for each Tesco share owned, or approximately 32.1 million Nabors common shares. The fair value of common shares issued was $179.0 million based on the closing price of Nabors common shares as of the last trading day prior to the issuance as stipulated in the acquisition agreement.

The following table provides the preliminary allocation of the purchase price as of the acquisition date.

Fair Value
(In thousands)	at Acquisition
Assets:
Cash and cash equivalents	$59,804
Accounts receivable	41,565
Inventory	44,525
Other current assets	13,889
Property, plant and equipment	61,650
Other long-term assets	3,647
Total assets	225,080
Liabilities:
Accounts payable	$14,111
Accrued liabilities	29,542
Other long-term liabilities	2,436
Total liabilities	46,089
Net assets acquired	$178,991

We expect to finalize the allocation of the purchase price during the first half of 2018 when we are able to perform reviews of all book versus tax variances by jurisdiction.

We have consolidated the operating results of Tesco since the acquisition date and reported those results in our Drilling Solutions and Rig Technologies segments. We included an additional $7.7 million in operating revenues and $0.1 million in earnings from the acquisition date through December 31, 2017 in our consolidated statements of income (loss) as a result of this acquisition.

The following unaudited supplemental pro forma results present consolidated information as if the acquisition had been completed as of January 1, 2016. The unaudited supplemental pro forma results should not be considered indicative of the results that would have occurred if the acquisition had been consummated as of January 1, 2016; nor are they indicative of future results.

	Year Ended
	December 31,
(In thousands, except per share amounts)	2017	2016
Operating revenues	$2,717,933	$2,362,576
Income (loss) from continuing operations, net of tax	(554,235)	(1,129,172)
Income (loss) from continuing operations per share - basic	$(1.75)	$(3.59)
Income (loss) from continuing operations per share - diluted	$(1.75)	$(3.59)

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2017. During 2017, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Short-term investments:
Available-for-sale equity securities	$22,909	$5,450	$—
Mortgage-CMO debt securities	—	10	—
Total short-term investments	$22,909	$5,460	$—

Nonrecurring Fair Value Measurements

We applied fair value measurements to our nonfinancial assets and liabilities measured on a nonrecurring basis, which consist of measurements primarily to assets held-for-sale, goodwill, intangible assets and other long‑lived assets, assets acquired and liabilities assumed in a business combination and our pipeline contractual commitment.

Fair Value of Financial Instruments

We estimate the fair value of our financial instruments in accordance with U.S. GAAP. The fair value of our long‑term debt, revolving credit facility and commercial paper is estimated based on quoted market prices or prices quoted from third‑party financial institutions, thus a level 2 measurement. The carrying and fair values of these liabilities were as follows:

	As of December 31,
		2017				2016
	Effective			Effective
	Interest	Carrying	Fair	Interest	Carrying	Fair
	Rate	Value	Value	Rate	Value	Value
		(In thousands)			(In thousands)
6.15% senior notes due February 2018	6.27%	$460,762	$462,674	6.40%	$827,539	$865,300
9.25% senior notes due January 2019	9.77%	303,489	321,028	9.33%	303,489	337,443
5.00% senior notes due September 2020	5.43%	669,846	670,757	5.21%	669,540	689,211
4.625% senior notes due September 2021	4.76%	695,108	665,003	4.75%	694,868	708,765
5.50% senior notes due January 2023	5.85%	600,000	584,850	5.85%	600,000	627,000
5.10% senior notes due September 2023	5.28%	346,576	325,844	5.26%	346,448	348,613
0.75% senior exchangeable notes due January 2024	5.90%	429,982	443,940	—%	—	—
Term loan facility	—%	—	—	1.76%	162,500	162,500
Revolving credit facility	2.73%	510,000	510,000	1.86%	—	—
Commercial paper	1.87%	40,000	40,000	1.16%	—	—
Other	—%	181	181	—%	297	297
		4,055,944	$4,024,277		3,604,681	$3,739,129
Less: deferred financing costs		27,997			26,049
		$4,027,947			$3,578,632

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short‑term nature of these instruments.

As of December 31, 2017, our short-term investments were carried at fair market value and included $28.4 million in securities classified as available-for-sale. As of December 31, 2016, our short-term investments were carried at fair market value and included $31.1 million in securities classified as available-for-sale.

Note 7 Share‑Based Compensation

Total share‑based compensation expense, which includes stock options and restricted shares, totaled $31.9 million, $32.0 million and $47.3 million for 2017, 2016 and 2015, respectively. Compensation expense related to awards of restricted shares totaled $31.4 million, $31.3 million and $37.0 million for 2017, 2016 and 2015, respectively, which is included in direct costs and general and administrative expenses in our consolidated statements of income (loss). Additionally, we recognized $8.7 million of expense related to awards of restricted shares granted in connection with the closing of the CJES merger during 2015 which is included in other, net in our consolidated statement of income (loss) for the year ended December 31, 2015. Share-based compensation expense has been allocated to our various reportable segments. See Note 21—Segment Information.

In addition to the time-based restricted stock share-based awards, we provide two types of performance share awards: the first, based on our performance measured against pre-determined performance metrics and the second, based on market conditions measured against a predetermined peer group. The performance period for the awards granted in 2017 commenced on January 1, 2016 and ended December 31, 2016.

Stock Option Plans

As of December 31, 2017, we had several stock plans under which options to purchase our common shares could be granted to key officers, directors and managerial employees of Nabors and its subsidiaries. Options granted under the plans generally are at prices equal to the fair market value of the shares on the date of the grant. Options granted under the plans generally are exercisable in varying cumulative periodic installments after one year. In the case of certain key executives and directors, options granted may vest immediately on the grant date. Options granted under the plans cannot be exercised more than ten years from the date of grant. Options to purchase 6.8 million and 8.0 million Nabors common shares remained available for grant as of December 31, 2017 and 2016, respectively. Of the common shares available for grant as of December 31, 2017, approximately 5.7 million of these shares are also available for issuance in the form of restricted shares.

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

Stock option transactions under our various stock-based employee compensation plans are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
Options	Shares	Price	Term		Value
	(In thousands, except exercise price)
Options outstanding as of December 31, 2016	5,217	$12.56
Granted	124	8.59
Exercised	(842)	9.85
Forfeited	(105)	9.43
Options outstanding as of December 31, 2017	4,394	$13.04	2.81	years	$—
Options exercisable as of December 31, 2017	4,360	$13.03	2.77	years	$—

During 2017, 2016 and 2015, respectively, we awarded options vesting over periods up to four years to purchase 124,271, 99,711 and 158,219 of our common shares to our employees, executive officers and directors.

The fair value of stock options granted during 2017, 2016 and 2015 was calculated using the Black‑Scholes option pricing model and the following weighted‑average assumptions:

	Year Ended December 31,
	2017	2016	2015
Weighted average fair value of options granted	$2.86	$3.52	$4.40
Weighted average risk free interest rate	1.85%	1.09%	1.29%
Dividend yield	2.94%	2.21%	2.05%
Volatility (1)	50.82%	45.69%	50.01%
Expected life (in years)	4.0	4.0	4.0

(1)	Expected volatilities are based on implied volatilities from publicly traded options to purchase Nabors' common shares, historical volatility of Nabors' common shares and other factors.

A summary of our unvested stock options as of December 31, 2017, and the changes during the year then ended is presented below:

		Weighted-Average
		Grant-Date Fair
Unvested Stock Options	Outstanding	Value
	(In thousands, except fair value)
Unvested as of December 31, 2016	57	$5.34
Granted	124	2.86
Vested	(147)	3.27
Forfeited	—	—
Unvested as of December 31, 2017	34	$5.21

The total intrinsic value of options exercised during 2017, 2016 and 2015 was $5.1 million, $0.3 million and $0.8 million, respectively. The total fair value of options that vested during the years ended December 31, 2017, 2016 and 2015 was $0.5 million, $1.9 million and $1.9 million, respectively.

As of December 31, 2017, there was $0.1 million of total future compensation cost related to unvested options that are expected to vest. That cost is expected to be recognized over a weighted‑average period of approximately one year.

Restricted Stock

Our stock plans allow grants of restricted shares. Restricted shares are issued on the grant date, but cannot be sold or transferred. Restricted shares vest in varying periodic installments ranging up to five years.

A summary of our restricted shares as of December 31, 2017, and the changes during the year then ended, is presented below:

		Weighted-Average
		Grant-Date Fair
Restricted shares	Outstanding	Value
	(In thousands, except fair value)
Unvested as of December 31, 2016	3,885	$13.41
Granted	1,130	12.84
Vested	(1,567)	14.65
Forfeited	(150)	12.33
Unvested as of December 31, 2017	3,298	$12.67

During 2017, 2016 and 2015, we awarded 1,130,304, 1,885,440 and 2,546,801 restricted shares, respectively, to our employees and directors. These awards had an aggregate value at their date of grant of $14.5 million, $20.5 million and $34.8 million, respectively, and were scheduled to vest over a period of up to four years. The fair value of restricted shares that vested during 2017, 2016 and 2015 was $19.2 million, $13.5 million and $18.3 million, respectively.

As of December 31, 2017, there was $27.6 million of total future compensation cost related to unvested restricted share awards that are expected to vest. That cost is expected to be recognized over a weighted‑average period of approximately two years.

Restricted Shares Based on Performance Conditions

During the years ended December 31, 2017, 2016 and 2015, we awarded 461,919, 1,284,829 and 438,307 restricted shares, respectively, vesting over a period of three years to some of our executives. The performance awards granted were based upon achievement of specific financial or operational objectives. The number of shares granted was determined by the percentage of performance goals achieved during fiscal years 2017, 2016 and 2015, respectively. These awards had an aggregate fair value at their date of grant of $7.1 million, $13.9 million and $5.9 million, respectively.

The following table sets forth information regarding outstanding restricted shares based on performance conditions as of December 31, 2017:

		Weighted-Average
		Grant-Date Fair
Performance based restricted shares	Outstanding	Value
	(In thousands, except fair value)
Outstanding as of December 31, 2016	1,595	$12.01
Granted	462	15.31
Vested	(644)	13.33
Outstanding as of December 31, 2017	1,413	$12.49

Until shares are granted, our awards that are earned based on performance conditions are liability-classified awards. Our accrued liabilities included $2.2 million for such awards at December 31, 2017 for the performance period beginning January 1, 2017 through December 31, 2017 and $2.5 million for such awards at December 31, 2016 for the performance period beginning January 1, 2016 through December 31, 2016. The fair value of these awards that vested during the years ended December 31, 2017, 2016 and 2015 was $7.1 million, $1.5 million and $6.8 million, respectively. The fair value of these liability-classified awards are estimated at each reporting period, based on internal metrics and marked to market.

Restricted Shares Based on Market Conditions

During 2017, 2016 and 2015, we granted 397,692, 749,427 and 544,925 restricted shares, respectively, which are equity classified awards and will vest on our performance compared to our peer group over a three-year period. These awards had an aggregate fair value at their date of grant of $4.4 million, $4.2 million and $4.7 million, respectively, after consideration of all assumptions.

The grant date fair value of these awards was based on a Monte Carlo model, using the following assumptions:

	Year Ended December 31,
	2017	2016	2015

Risk free interest rate	1.62%	1.41%	1.18%
Expected volatility	55.00%	52.00%	50.00%
Closing stock price at grant date	$16.81	$8.64	$12.98
Expected term (in years)	3.0	3.0	3.00

The following table sets forth information regarding outstanding restricted shares based on market conditions as of December 31, 2017:

		Weighted-Average
		Grant-Date Fair
Market based restricted shares	Outstanding	Value
	(In thousands, except fair value)
Outstanding as of December 31, 2016	1,690	$7.94
Granted	398	11.16
Vested	(237)	11.40
Forfeited	(159)	11.40
Outstanding as of December 31, 2017	1,692	$7.89

As of December 31, 2017, there was $4.4 million of total future compensation cost related to unvested performance share awards that are expected to vest.

Note 8 Property, Plant and Equipment

The major components of our property, plant and equipment are as follows:

	December 31,
	2017	2016
	(In thousands)
Land	$52,000	$46,319
Buildings	134,318	115,502
Drilling, workover and well-servicing rigs, and related equipment	12,997,470	12,638,749
Marine transportation and supply vessels	4,377	—
Oilfield hauling and mobile equipment	272,384	274,137
Other machinery and equipment	172,674	181,069
Oil and gas properties	12,286	12,286
Construction-in-process (1)	284,348	288,673
	$13,929,857	$13,556,735
Less: accumulated depreciation and amortization	(7,820,292)	(7,289,152)
	$6,109,565	$6,267,583

(1)

Relates primarily to amounts capitalized for new or substantially new drilling rigs and related equipment that were under construction and had not yet been placed in service as of December 31, 2017 or 2016.

Depreciation expense included in depreciation and amortization expense in our consolidated statements of income (loss) totaled $835.9 million, $885.4 million and $951.4 million during 2017, 2016 and 2015, respectively.

Repair and maintenance expense included in direct costs in our consolidated statements of income (loss) totaled $241.4 million, $151.4 million and $304.7 million during 2017, 2016 and 2015, respectively.

Interest costs of $2.5 million, $6.7 million and $20.4 million were capitalized during 2017, 2016 and 2015, respectively.

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

	Years Ended December 31,
	2016	2015
	(In thousands)
Nabors' share of equity method earnings (losses)	$(221,933)	$(81,260)

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

September 30,
2016
(In thousands)
Current assets	$383,750
Long-term assets	$1,138,092
Current liabilities	$147,699
Long-term liabilities	$41,613

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2016	2015

Gross revenues	$727,320	$1,748,889
Gross margin	$18,943	$225,773
Net income (loss)	$(825,921)	$(872,542)
Nabors' share of equity method earnings (losses)	$(221,933)	$(81,260)

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

Interest Rate and Marketable and Non‑marketable Security Price Risk

Our financial instruments that are potentially sensitive to changes in interest rates include our floating rate debt instruments (our revolving credit facility and Nabors Delaware term loan which was repaid in part in December 2016 with the remainder repaid in January 2017) and our fixed rate debt securities comprised of our 2.35%, 6.15%, 9.25%, 5.0%, 4.625%, 5.50% and 5.10% senior notes.

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

Note 11 Debt

Debt consisted of the following:

	As of December 31,
	2017	2016
	(In thousands)
6.15% senior notes due February 2018 (1)	$460,762	$827,539
9.25% senior notes due January 2019	303,489	303,489
5.00% senior notes due September 2020	669,846	669,540
4.625% senior notes due September 2021	695,108	694,868
5.50% senior notes due January 2023	600,000	600,000
5.10% senior notes due September 2023	346,576	346,448
0.75% senior exchangeable notes due January 2024	429,982	—
Term loan facility	—	162,500
Revolving credit facility	510,000	—
Commercial paper	40,000	—
Other	181	297
	4,055,944	3,604,681
Less: current portion	181	297
Less: deferred financing costs	27,997	26,049
	$4,027,766	$3,578,335

(1)

The 6.15% senior notes due February 2018 have been classified as long-term because we have the ability and intent to repay this obligation utilizing our revolving credit facility. We used the proceeds from our January 2018 senior notes offering to repay these notes

As of December 31, 2017, the principal amount and maturities of our primary debt for each of the five years after 2017 and thereafter are as follows:

	Paid at Maturity
	(In thousands)
2018	$460,837	(1)
2019	303,489	(2)
2020	1,220,675	(3)
2021	696,000	(4)
2022	—
Thereafter	1,522,300	(5)
	$4,203,301

(1)	Represents our 6.15% senior notes due February 2018.

(2)	Represents our 9.25% senior notes due January 2019.

(3)	Represents our 5.0% senior notes due September 2020 and amounts outstanding under our commercial paper program and revolving credit facility due July 2020.

(4)	Represents our 4.625% senior notes due September 2021.

(5)	Represents our 5.50% senior notes due January 2023, 5.10% senior notes due September 2023 and 0.75% senior exchangeable notes due January 2024.

Nabors Delaware’s various fixed rate debt securities comprised of our 6.15%, 9.25%, 5.00%, 4.625, 5.50% and 5.10%, senior unsecured notes are fully and unconditionally guaranteed by us. The notes rank equal in right of payment to all of Nabors Delaware’s existing and future senior unsubordinated debt. The notes rank senior in right of payment to all of our existing and future senior subordinated and subordinated debt. Our guarantee of the notes is unsecured and ranks equal in right of payment to all of our unsecured and unsubordinated indebtedness from time to time outstanding. The notes are subject to redemption by Nabors Delaware, in whole or in part, at any time generally at a redemption price equal to the greater of (i) 100% of the principal amount of the notes then outstanding to be redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest, determined in the manner set forth in the applicable indenture. In the event of a change in control triggering event, as defined in the indenture, the holders of notes may require Nabors Delaware to purchase all or any part of each note in cash equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase, except to the extent Nabors Delaware has exercised its right to redeem the notes.

During 2017, 2016 and 2015, we repurchased $367.9 million, $152.7 million, and $27.5 million aggregate principal amount of our senior unsecured notes for approximately $381.7 million, $157.5 million and $27.5 million, respectively, in cash, reflecting principal, accrued and unpaid interest.

0.75% Senior Exchangeable Notes Due January 2024

In January 2017, Nabors Industries, Inc. issued $575 million in aggregate principal amount of 0.75% exchangeable senior unsecured notes due 2024, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 0.75% per year payable semiannually on January 15 and July 15 of each year, beginning on July 15, 2017. The exchangeable notes are bifurcated for accounting purposes into debt and equity components of $411.2 million and $163.8 million, respectively, based on the relative fair value at the issuance date. Debt issuance costs of $9.6 million and equity issuance costs of $3.9 million were capitalized in connection with the issuance of these notes in long-term debt and netted against the proceeds allocated to the equity component, respectively, in our consolidated balance sheet. The debt issuance costs are being amortized through January 2024.

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

Commercial Paper Program

In April 2013, Nabors Delaware established a commercial paper program. This program, as amended, currently allows for the issuance from time to time of up to an aggregate amount of $2.25 billion in commercial paper with a maturity of no more than 397 days. Our commercial paper borrowings are classified as long‑term debt because the borrowings are fully supported by availability under our revolving credit facility, which matures as currently structured in July 2020, more than one year from now. The weighted average interest rate on borrowings during the year ended December 31, 2017 was 1.87%. As of December 31, 2017, we had $40.0 million in borrowings outstanding under this program. The commercial paper program can be used for short-term needs that arise and can be repaid with cash flows from operations.

Revolving Credit Facility

In July 2015, we entered into an amendment to our existing committed, unsecured revolving credit facility to increase the borrowing capacity to $2.2 billion, extend the maturity date to July 2020 and increase the size of the accordion option to $500.0 million. We subsequently exercised $50.0 million of the accordion option to bring the total availability to $2.25 billion. The weighted average interest rate on borrowings during the year ended December 31, 2017 was 2.73%. As of December 31, 2017, we had $510.0 million in borrowings outstanding under this facility. The revolving credit facility contains various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio of no greater than 0.60:1, as defined in the agreement. We were in compliance with all covenants under the agreement at December 31, 2017. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

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

Short‑Term Borrowings

We had 15 letter‑of‑credit facilities with various banks as of December 31, 2017. Availability and borrowings under our letter-of-credit facilities are as follows:

December 31,
2017
(In thousands)
Credit available	$759,421
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	153,489
Remaining availability	$605,932

Note 12 Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
United States and Other Jurisdictions	2017	2016	2015
	(In thousands)
United States	$(369,162)	$(728,589)	$(264,919)
Other jurisdictions	(210,922)	(469,486)	(162,616)
Income (loss) from continuing operations before income taxes	$(580,084)	$(1,198,075)	$(427,535)

Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended December 31,
	2017	2016	2015

	(In thousands)
Current:
U.S. federal	$(160,761)	$(19,937)	$5,088
Outside the U.S.	59,491	31,846	76,550
State	(810)	2,871	8,227
	$(102,080)	$14,780	$89,865
Deferred:
U.S. federal	$49,020	$(164,297)	$(182,518)
Outside the U.S.	(26,684)	(14,641)	1,757
State	(3,226)	(22,673)	(7,142)
	$19,110	$(201,611)	$(187,903)
Income tax expense (benefit)	$(82,970)	$(186,831)	$(98,038)

A reconciliation of our statutory tax rate to our worldwide effective tax rate consists of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Income tax provision at statutory (Bermuda rate of 0%)	$—	$—	$—
Taxes (benefit) on U.S. and other international earnings (losses) at greater than the Bermuda rate	(98,119)	(181,426)	(109,101)
Increase (decrease) in valuation allowance	29,165	17,865	22,655
Impact of Tax Reform Act	138,635	—	—
Tax reserves and interest	(148,615)	(3,468)	(12,679)
State income taxes (benefit)	(4,036)	(19,802)	1,087
Income tax expense (benefit)	$(82,970)	$(186,831)	$(98,038)
Effective tax rate	14.3%	15.6%	22.9%

The decrease attributable to tax reserves during 2017 was primarily due to the release of reserves due to favorable audit outcomes during the year of $167.0 million. As a result of the Tax Reform Act, we were required to revalue deferred tax assets and liabilities from 35 percent to 21 percent which resulted in a provision of $138.6 million to income tax expense. We believe the other provisions of the Tax Reform Act did not have a material impact on our consolidated financial statements.

Our preliminary estimate of the Tax Reform Act and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the Tax Reform Act, changes to certain estimates and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Reform Act may require further adjustments and changes in our estimates. The final determination of the Tax Reform Act and the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the Tax Reform Act in accordance with SAB 118.

The components of our net deferred taxes consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$1,974,658	$1,826,656
Equity compensation	10,281	36,972
Deferred revenue	14,005	31,082
Tax credit and other attribute carryforwards	131,640	91,680
Insurance loss reserves	6,626	5,118
Accrued interest	234,033	357,285
Other	80,492	115,909
Subtotal	2,451,735	2,464,702
Valuation allowance	(1,869,490)	(1,807,728)
Deferred tax assets:	$582,245	$656,974
Deferred tax liabilities:
Depreciation and amortization for tax in excess of book expense	$146,448	$288,088
Variable interest investments	—	641
Other	27,132	11,154
Deferred tax liability	$173,580	$299,883
Net deferred tax assets (liabilities)	$408,665	$357,091
Balance Sheet Summary:
Net noncurrent deferred tax asset (1)	$419,003	$366,586
Net noncurrent deferred tax liability	(10,338)	(9,495)
Net deferred tax asset (liability)	$408,665	$357,091

(1)	This amount is included in other long-term assets.

For U.S. federal income tax purposes, we have net operating loss (“NOL”) carryforwards of approximately $398.0 million that, if not utilized, will expire between 2031 and 2036. The NOL carryforwards for alternative minimum tax purposes are approximately $383.0 million. Additionally, we have NOL carryforwards in other jurisdictions of approximately $7.1 billion of which $550.0 million, if not utilized, will expire at various times from 2018 to 2037. We provide a valuation allowance against NOL carryforwards in various tax jurisdictions based on our consideration of existing temporary differences and expected future earning levels in those jurisdictions. We have recorded a deferred tax asset of approximately $1.71 billion as of December 31, 2017 relating to NOL carryforwards that have an indefinite life in several non‑U.S. jurisdictions. A valuation allowance of approximately $1.70 billion has been recognized because we believe it is more likely than not that substantially all of the deferred tax asset will not be realized.

In addition, for state income tax purposes, we have NOL carryforwards of approximately $744.0 million that, if not utilized, will expire at various times from 2018 to 2037.

The following is a reconciliation of our uncertain tax positions:

	Year Ended December 31,
	2017		2016		2015
	(In thousands)
Balance as of January 1	$179,255		$188,376		$201,338
Additions based on tax positions related to the current year	—		—		384
Additions for tax positions of prior years	25,119	(1)	3,873		—
Reductions for tax positions for prior years	(171,171)	(2)	(11,547)	(3)	(9,234)	(4)
Settlements	—		(1,447)		(4,112)	(5)
Balance as of December 31	$33,203		$179,255		$188,376

(1)	Includes $12.0 million reduction in Norway, $9.0 million in the U.S. and $2.0 million in Egypt.

(2)	Includes $167.0 million related to internal restructuring.

(3)

Includes $7.2 million related to the expiration of statute of limitations in Australia, Algeria and Mexico, a $2.0 million reduction to Trinidad and $2.1 million related to foreign currency translation.

(4)	Includes a $6.0 million reduction in Canada, Trinidad and the U.S., $2.0 million related to foreign currency translation and $1.1 million due to the expiration of statute of limitations.

(5)	Includes $5.0 million related to settlements in Colombia, Ecuador, U.S. and Canada.

If the reserves of $33.2 million are not realized, this would favorably impact the worldwide effective tax rate. As of December 31, 2017, 2016 and 2015, we had approximately $9.7 million, $9.2 million and $7.4 million, respectively, of interest and penalties related to uncertain tax positions. During 2017, 2016 and 2015, we accrued and recognized estimated interest and penalties related to uncertain tax positions of approximately $0.5 million, $0.6 million and $1.4 million, respectively. We include potential interest and penalties related to uncertain tax positions within our global operations in the income tax expense (benefit) line item in our consolidated statements of income (loss).

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

We conduct business globally and, as a result, we file numerous income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Algeria, Canada, Mexico, Saudi Arabia and the United States. We are no longer subject to U.S. Federal income tax examinations for years before 2015 and non-U.S. income tax examinations for years before 2007.

Note 13 Common Shares

During 2017 and 2016, with approval of the Board, we repurchased 3.1 million and 0.3 million, respectively, of our common shares in the open market for $18.1 million and $1.7 million, respectively, all of which are held by our subsidiaries, and which are accounted for as treasury shares.

Our authorized share capital consists of 825,000,000 shares of which 800,000,000 are common shares, par value $0.001 per share, and 25,000,000 are preferred shares, par value $0.001 per share. No preferred shares were issued or outstanding as of December 31, 2017. The preferred shares are issuable in one or more classes or series, full, limited or no voting rights, designations, preferences, special rights, qualifications, limitations and restrictions, as may be determined by the Board.

From time to time, treasury shares may be reissued. When shares are reissued, we use the weighted‑average‑cost method for determining cost. The difference between the cost of the shares and the issuance price is added to or deducted from our capital in excess of par value account. No shares have been reissued during 2017, 2016 or 2015.

In 2017, 2016 and 2015, the Compensation Committee of our Board granted restricted share awards to some of our executive officers, other key employees, and independent directors. We awarded 1,989,915, 3,919,696, and 3,530,033 restricted shares at an average market price of $13.08, $9.85 and $10.09 to these individuals for 2017, 2016 and 2015, respectively. See Note 7—Share-Based Compensation for a summary of our restricted stock and option awards as of December 31, 2017.

In 2016 and 2017, our Board declared quarterly cash dividends of $0.06 per outstanding common share. The aggregate amount paid in 2016 for dividends was $50.9 million. The aggregate amount paid in 2017 for dividends was $68.5 million. The fourth quarter 2017 dividend was paid on January 3, 2018 in the amount of $17.1 million.

Shareholder Rights Plan

On July 16, 2012, the Board declared the issuance of one preferred share purchase right (a “Right”) for each Common Share issued and outstanding on July 27, 2012 (the “Record Date”) to the shareholders of record on that date. On July 16, 2016, the Rights expired.

Note 14 Joint Ventures

During 2016, we entered into an agreement with Saudi Aramco, to form a new joint venture, SANAD, to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. SANAD, which is equally owned by Saudi Aramco and Nabors, began operations during the fourth quarter of 2017.

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation.  In addition, during 2017 Nabors and Saudi Aramco each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, each with a value of approximately $204 million to the joint venture in exchange for redeemable ownership interests which accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses.  In the accompanying consolidated balance sheet Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interests in subsidiary, classified as mezzanine equity.

The condensed balance sheet of SANAD, as included in our consolidated balance sheet, is presented below.

December 31,
(In thousands)	2017
Assets:
Cash and cash equivalents	$94,496
Accounts receivable	10,580
Other current assets	10,834
Property, plant and equipment, net	130,218
Other long-term assets	23,091
Total assets	$269,219
Liabilities:
Accounts payable	$7,236
Accrued liabilities	2,592
Total liabilities	$9,828

The assets of SANAD cannot be used by Nabors for general corporate purposes. Additionally, creditors of SANAD do not have recourse to other assets of Nabors.

Note 15 Pension, Postretirement and Postemployment Benefits

Pension Plans

In conjunction with our acquisition of Pool Energy Services Co. (“Pool”) in November 1999, we acquired the assets and liabilities of a defined benefit pension plan, the Pool Company Retirement Income Plan (the “Pool Pension Plan”). Benefits under the Pool Pension Plan are frozen and participants were fully vested in their accrued retirement benefit on December 31, 1998. The unfunded liability was $6.7 million and $7.3 million as of December 31, 2017 and 2016, respectively, and our net periodic benefit expense was $1.2 million, $1.1 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

During 2016, we launched a voluntary, one-time opportunity to buyout active employees and retirees who were eligible participants of the Pool Pension Plan. The total amount of payments to those who elected to take the buyout was approximately $10.3 million and such payments were made from pension plan assets. Additionally, we recognized a charge related to the buyout of approximately $3.0 million, which is reflected in other, net in our consolidated statement of income (loss) for the year ended December 31, 2016. Due to the immateriality of the costs and liabilities of this plan, no further disclosure is presented.

Note 16 Related‑Party Transactions

Nabors and certain current and former key employees, including Mr. Petrello, entered into split‑dollar life insurance agreements, pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in some instances, members of their families. These agreements provide that we are reimbursed for the premium payments upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could be limited to the cash surrender value of the policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $6.6 million related to these policies. The cash surrender value of these policies of approximately $6.0 million is included in other long‑term assets in our consolidated balance sheets as of December 31, 2017 and 2016.

Under the Sarbanes‑Oxley Act of 2002, the payment of premiums by Nabors under the agreements could be deemed to be prohibited loans by us to these individuals. Consequently, we have paid no premiums related to our agreements with these individuals since the adoption of the Sarbanes‑Oxley Act.

In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our unconsolidated affiliates at market prices. Historically, these transactions primarily related to our former equity method investment in Nabors Arabia. See Note 5 — Acquisitions. During 2017, our joint venture with Saudi Aramco, SANAD, began operations.  As such, we have included transactions with Saudi Aramco effective as of the commencement of operations of SANAD. See Note 14 — Joint Ventures. During 2015, we entered into a Transition Services Agreement with CJES, which expired on December 31, 2015. Revenues from business transactions with these affiliated entities totaled $65.7 million and $142.2 million for 2017 and 2015, respectively. Expenses from business transactions with these affiliated entities totaled $0.1 million for 2017 and 2016. Additionally, we had accounts receivable from these affiliated entities of $54.2 million as of December 31, 2017, and $0.1 million as of December 31, 2016. We had accounts payable to these affiliated entities of $0.1 million as of December 31, 2016 and long‑term payables with these affiliated entities of $0.8 million as of December 31, 2017 and 2016, which are included in other long-term liabilities.

In addition, Mr. Crane, one of our independent directors, is Chairman and Chief Executive Officer of Crane Capital Group Inc. (“CCG”), an investment company that indirectly owns a majority interest in several operating companies, some of which have provided services to us in the ordinary course of business, including international logistics and electricity. During 2017, 2016 and 2015, we made payments for these services of $14.6 million, $23.5 million and $33.7 million, respectively. We had accounts payable to these CCG‑related companies of $0.8 million and $1.0 million as of December 31, 2017 and 2016, respectively.

Note 17 Commitments and Contingencies

Commitments

During 2016, we entered into an agreement with Saudi Aramco, to form a new joint venture to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. The joint venture, which is equally owned by Saudi Aramco and Nabors, commenced operations in the fourth quarter of 2017. The joint venture leverages our established business in Saudi Arabia to begin operations, with a focus on Saudi Arabia's existing and future onshore oil and gas fields. During 2017, Nabors and Saudi Aramco each contributed $20 million in cash as the initial contribution upon formation of the joint venture. In addition, during 2017 Nabors and Saudi Aramco have each contributed approximately $204 million in a combination of drilling rigs, drilling rig equipment or other assets, including cash, to the joint venture in proportion to the respective party’s ownership interest.  We have also agreed to contribute an additional five drilling rigs and related assets to the joint venture in January 2019. Additionally, the agreement requires us to backstop our share of the joint venture’s obligations to purchase the first 25 drilling rigs in the event that there is insufficient cash in the joint venture or third party financing available. Although we currently anticipate that the future rig purchase needs will be met by cash flows from the joint venture and/or third party financing, no assurance can be given that the joint venture will not require us to fund our backstop.

Leases

Nabors and its subsidiaries occupy various facilities and lease certain equipment under various lease agreements.

The minimum rental commitments under non‑cancelable operating leases, with lease terms in excess of one year subsequent to December 31, 2017, were as follows:

(In thousands)
2018	$11,342
2019	4,864
2020	3,400
2021	2,265
2022	1,876
Thereafter	8,108
$31,855

The above amounts do not include property taxes, insurance or normal maintenance that the lessees are required to pay. Rental expense relating to operating leases with terms greater than 30 days amounted to $15.0 million, $15.7 million and $24.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Minimum Volume Commitment

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing. Our pipeline contractual commitments as of December 31, 2017 were as follows:

(In thousands)
2018	$8,597
2019	2,652
2020	—
2021	—
2022	—
Thereafter (1)	—
$11,249

(1)	Final commitment period is for the period ending May 2019. See Note 4—Assets Held for Sale and Discontinued Operations for additional discussion.

Employment Contracts

We have entered into employment contracts with certain of our employees. Our minimum salary and bonus obligations under these contracts as of December 31, 2017 were as follows:

(In thousands)
2018	$4,252
2019	300
2020	—
2021	—
2022	—
Thereafter	—
$4,552

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

Contingencies

Income Tax Contingencies

We operate in a number of countries throughout the world and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. If any tax authority successfully challenges our operational structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries, if the terms of certain income tax treaties are interpreted in a manner that is adverse to our structure, or if we lose a material tax dispute in any country, our effective tax rate on our worldwide earnings could change substantially.

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

As of December 31, 2017 and 2016, our self‑insurance accruals totaled $150.9 million and $157.4 million, respectively, and our related insurance recoveries/receivables were $29.0 million as of December 31, 2017 and 2016.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $24.6 million (at December 31, 2017 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $16.6 million in excess of amounts accrued.

On September 29, 2017, Nabors and Nabors Maple Acquisition Ltd. were sued, along with Tesco Corporation and its Board of Directors, in a putative shareholder class action filed in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff alleges that the September 18, 2017 Preliminary Proxy Statement filed by Tesco with the United States Securities and Exchange Commission omitted material information with respect to the proposed transaction between Tesco and Nabors announced on August 14, 2017.  The plaintiff claims that the omissions rendered the Proxy Statement false and misleading, constituting a violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and alleges liability by Nabors as a control person of Tesco.  Defendants have consolidated this case, captioned The Vladimir Gusinsky Rev. Trust et al. v. Tesco Corporation et al., No. 4:17-cv-02918 (S.D. Tex.) (Miller, J.) with two other matters recently filed making the same or similar legal claims against Nabors and/or Tesco, captioned Panella v. Tesco Corporation et al., No. 4:17-cv-02904 (S.D. Tex.) (Bennett, J.) and Norman Heinze v. Tesco Corporation et al., No. 4:17-cv-03029 (S.D. Tex).

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2017	2018	2019	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$81,131	184,848	367	39	$266,385

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

Diluted earnings (losses) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and unvested restricted stock. Shares issuable upon exchange of the $575 million 0.75% exchangeable notes are not included in the calculation of diluted earnings (losses) per share unless the exchange value of the notes exceeds their principal amount at the end of the relevant reporting period, in which case the notes will be accounted for as if the number of common shares that would be necessary to settle the excess are issued. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings (losses) per share calculation, when the price of our shares exceeds $25.16 on the last trading day of the quarter, which did not occur during the year ended December 31, 2017.

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(497,114)	$(1,011,244)	$(329,497)
Less: net (income) loss attributable to noncontrolling interest	(6,178)	(135)	(381)
Less: (earnings) losses allocated to unvested shareholders	13,210	22,730	7,820
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(490,082)	$(988,649)	$(322,058)
Income (loss) from discontinued operations, net of tax	$(43,519)	$(18,363)	$(42,797)
Weighted-average number of shares outstanding - basic	280,653	276,475	282,982
Earnings (losses) per share:
Basic from continuing operations	$(1.75)	$(3.58)	$(1.14)
Basic from discontinued operations	(0.15)	(0.06)	(0.15)
Total Basic	$(1.90)	$(3.64)	$(1.29)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(490,082)	$(988,649)	$(322,058)
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(490,082)	$(988,649)	$(322,058)
Income (loss) from discontinued operations, net of tax	$(43,519)	$(18,363)	$(42,797)
Weighted-average number of shares outstanding - basic	280,653	276,475	282,982
Add: dilutive effect of potential common shares	—	—	—
Weighted-average number of shares outstanding - diluted	280,653	276,475	282,982
Earnings (losses) per share:
Diluted from continuing operations	$(1.75)	$(3.58)	$(1.14)
Diluted from discontinued operations	(0.15)	(0.06)	(0.15)
Total Diluted	$(1.90)	$(3.64)	$(1.29)

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

	Year Ended December 31,
	2017	2016	2015
	(In thousands)

Potentially dilutive securities excluded as anti-dilutive	4,534	5,372	9,459

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

Note 19 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	December 31,
	2017	2016
	(In thousands)
Accrued compensation	$130,970	$116,775
Deferred revenue	218,370	255,626
Other taxes payable	32,095	16,419
Workers’ compensation liabilities	13,987	18,255
Interest payable	65,642	57,233
Litigation reserves	18,830	24,896
Current liability to discontinued operations	6,074	5,462
Dividends declared and payable	17,148	17,039
Other accrued liabilities	29,928	31,543
	$533,044	$543,248

Other, net includes the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$19,026	$14,830	$(2,293)
Gain on Merger transaction	—	—	(96,719)
Charges related to our CJES holdings (1)	—	12,879	49,645
Litigation expenses and reserves	1,273	3,936	8,194
Foreign currency transaction losses (gains)	1,603	5,669	392
(Gain) loss on debt buyback	—	—	—
Other losses (gains)	(7,022)	6,860	1,609
	$14,880	$44,174	$(39,172)

(1)

Includes legal and professional fees incurred primarily in connection with preserving our interests in CJES and transaction costs associated with the merger. See Note 9 — Investments in Unconsolidated Affiliates.

The changes in accumulated other comprehensive income (loss), by component, include the following:

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2016	$(1,670)	$(314)	$(6,568)	$(39,041)	$(47,593)
Other comprehensive income (loss) before reclassifications	—	$11,054	$—	$17,743	$28,797
Amounts reclassified from accumulated other comprehensive income (loss)	374	$3,495	$2,808	$—	$6,677
Net other comprehensive income (loss)	374	14,549	2,808	17,743	35,474
As of December 31, 2016	$(1,296)	$14,235	$(3,760)	$(21,298)	$(12,119)

(1)	All amounts are net of tax.

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2017	$(1,296)	$14,235	$(3,760)	$(21,298)	$(12,119)
Other comprehensive income (loss) before reclassifications	—	(6,061)	—	28,372	22,311
Amounts reclassified from accumulated other comprehensive income (loss)	374	970	(351)	—	993
Net other comprehensive income (loss)	374	(5,091)	(351)	28,372	23,304
As of December 31, 2017	$(922)	$9,144	$(4,111)	$7,074	$11,185

(1)	All amounts are net of tax.

The line items that were reclassified to net income include the following:

Line item in consolidated statement of income (loss)

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Investment income (loss)	$—	$—	$—
Impairments and other charges	970	3,495	—
Interest expense	613	613	613
General and administrative expenses	200	1,061	1,104
Other expense (income), net	—	3,059	5,365
Total income (loss) from continuing operations before income tax	(1,783)	(8,228)	(7,082)
Tax expense (benefit)	(315)	(1,551)	(648)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(1,468)	$(6,677)	$(6,434)

Supplemental cash flow information includes the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash paid for income taxes	$20,581	$34,479	$66,910
Cash paid for interest, net of capitalized interest	$191,986	$184,445	$168,979
Net change in accounts payable related to capital expenditures	$(35,227)	$22,920	$(59,565)
Non-cash increase in assets attributable to redeemable noncontrolling interest in subsidiary	$142,875	$—	$—
Acquisitions of businesses:
Fair value of assets acquired	$280,709	$—	$327,857
Goodwill	5,690	—	86,502
Liabilities assumed	(55,742)	—	(306,084)
Gain on acquisition	—	—	(2,308)
Share issuance as consideration (non-cash financing activity)	(178,993)	—	—
Payments on future consideration	—	22,278	22,278
Cash paid for acquisitions of businesses	51,664	22,278	128,245
Cash acquired in acquisitions of businesses	(60,704)	—	(48,058)
Cash (acquired in) paid for acquisitions of businesses, net	$(9,040)	$22,278	$80,187

Note 20 Unaudited Quarterly Financial Information

	Year Ended December 31, 2017
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Operating revenues	$562,550	$631,355	$662,103	$708,277
Income (loss) from continuing operations, net of tax	$(147,628)	$(115,476)	$(119,285)	$(114,725)
Income (loss) from discontinued operations, net of tax	(439)	(15,504)	(27,134)	(442)
Net income (loss)	(148,067)	(130,980)	(146,419)	(115,167)
Less: Net (income) loss attributable to noncontrolling interest	(917)	(1,971)	(2,113)	(1,177)
Net income (loss) attributable to Nabors	$(148,984)	$(132,951)	$(148,532)	$(116,344)
Earnings (losses) per share: (1)
Basic from continuing operations	$(0.52)	$(0.41)	$(0.42)	$(0.40)
Basic from discontinued operations	—	(0.05)	(0.10)	—
Total Basic	$(0.52)	$(0.46)	$(0.52)	$(0.40)
Diluted from continuing operations	$(0.52)	$(0.41)	$(0.42)	$(0.40)
Diluted from discontinued operations	—	(0.05)	(0.10)	—
Total Diluted	$(0.52)	$(0.46)	$(0.52)	$(0.40)

	Year Ended December 31, 2016
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)

Operating revenues	$597,571	$571,591	$519,729	$538,948
Income (loss) from continuing operations, net of tax	$(396,644)	$(186,565)	$(97,839)	$(330,196)
Income (loss) from discontinued operations, net of tax	(926)	(984)	(12,187)	(4,266)
Net income (loss)	(397,570)	(187,549)	(110,026)	(334,462)
Less: Net (income) loss attributable to noncontrolling interest	(724)	2,899	(1,185)	(1,125)
Net income (loss) attributable to Nabors	$(398,294)	$(184,650)	$(111,211)	$(335,587)
Earnings (losses) per share: (1)
Basic from continuing operations	$(1.41)	$(0.65)	$(0.35)	$(1.17)
Basic from discontinued operations	—	—	(0.04)	(0.01)
Total Basic	$(1.41)	$(0.65)	$(0.39)	$(1.18)
Diluted from continuing operations	$(1.41)	$(0.65)	$(0.35)	$(1.17)
Diluted from discontinued operations	—	—	(0.04)	(0.01)
Total Diluted	$(1.41)	$(0.65)	$(0.39)	$(1.18)

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

Note 21 Segment Information

During the fourth quarter of 2017, we effected a change in the reporting of our segments to better reflect our product offerings and growing significance of our Nabors Drilling Solutions business.  The expansion of our tubular services offering attributable to the acquisition of Tesco during the fourth quarter, along with management’s increasing focus on the strategic aspect of this business and expectation of future growth, culminated in the decision to break this operation out into its own segment called Drilling Solutions.  This operation was historically included within our Rig Services segment, which we have renamed Rig Technologies and now primarily reflects the oilfield equipment manufacturing, rental and aftermarket service business of Canrig. Our segment information has been revised to conform to the new reportable segments.  Our business now consists of five reportable segments: U.S., Canada, International, Drilling Solutions and Rig Technologies. The reportable segments within the Completion & Production Services business reflect historical operating information through the closing date of the merger with CJES.

The accounting policies of the segments are the same as those described in Note 2—Summary of Significant Accounting Policies. Inter-segment sales are recorded at cost or cost plus a profit margin. We evaluate the performance of our segments based on several criteria, including adjusted operating income (loss).

The following table sets forth financial information with respect to our reportable operating segments:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Operating revenues:
Drilling & Rig Technologies:
U.S.	$805,223	$554,072	$1,256,989
Canada	82,929	51,472	137,494
International	1,474,060	1,508,890	1,862,393
Drilling Solutions	140,701	63,759	69,828
Rig Technologies	234,542	151,951	321,238
Subtotal Drilling & Rig Technologies	2,737,455	2,330,144	3,647,942

Completion & Production Services:
Completion Services	—	—	207,860
Production Services	—	—	158,512
Subtotal Completion & Production Services	—	—	366,372

Other reconciling items (1)	(173,170)	(102,305)	(149,877)
Total	$2,564,285	$2,227,839	$3,864,437

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Adjusted operating income (loss): (2)
Drilling & Rig Technologies:
U.S.	$(213,877)	$(197,710)	$87,051
Canada	(22,262)	(36,818)	(7,029)
International	108,428	164,677	308,262
Drilling Solutions	16,738	(16,503)	(10,879)
Rig Technologies	(30,964)	(31,981)	(1,762)
Subtotal Drilling & Rig Technologies	(141,937)	(118,335)	375,643

Completion & Production Services:
Completion Services	—	—	(55,243)
Production Services	—	—	(3,559)
Subtotal Completion & Production Services	—	—	(58,802)

Total segment adjusted operating income (loss)	$(141,937)	$(118,335)	$316,841

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total segment adjusted operating income (loss) (2)	$(141,937)	$(118,335)	$316,841
Other reconciling items (3)	(157,043)	(130,976)	(159,880)
Earnings (losses) from unconsolidated affiliates	7	(221,914)	(75,081)
Investment income (loss)	1,194	1,183	2,308
Interest expense	(222,889)	(185,360)	(181,928)
Impairments and other charges	(44,536)	(498,499)	(368,967)
Other, net	(14,880)	(44,174)	39,172
Income (loss) from continuing operations before income taxes	$(580,084)	$(1,198,075)	$(427,535)

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Depreciation and amortization
Drilling & Rig Technologies:
U.S.	$375,171	$388,367	$425,952
Canada	39,597	42,143	46,786
International	400,753	411,372	411,004
Drilling Solutions	16,188	18,598	11,221
Rig Technologies	11,530	14,552	22,398
Subtotal Drilling & Rig Technologies	843,239	875,032	917,361
Completion & Production Services:
Completion Services	—	—	27,133
Production Services	—	—	26,602
Subtotal Completion & Production Services	—	—	53,735
Other reconciling items (3)	(296)	(3,401)	(637)
Total	$842,943	$871,631	$970,459

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Capital expenditures and acquisitions of businesses:
Drilling & Rig Technologies:
U.S.	$330,875	$183,146	$224,819
Canada	17,197	4,546	24,167
International	159,817	169,640	578,896
Drilling Solutions	58,925	21,606	5,506
Rig Technologies	42,368	2,003	7,285
Subtotal Drilling & Rig Technologies	609,182	380,941	840,673
Completion & Production Services	—	—	45,691
Other reconciling items (3)	(8,273)	33,438	36,872
Total	$600,909	$414,379	$923,236

	December 31,
	2017	2016
	(In thousands)
Total assets:
Drilling & Rig Technologies:
U.S.	$3,203,560	$3,172,767
Canada	347,773	329,620
International	3,540,829	3,600,057
Drilling Solutions	182,162	81,490
Rig Technologies	459,665	277,945
Subtotal Drilling & Rig Technologies	7,733,989	7,461,879
Other reconciling items (3)	667,995	725,136
Total	$8,401,984	$8,187,015

(1)	Represents the elimination of inter-segment transactions.

(2)

Adjusted operating income (loss) is computed by subtracting the sum of direct costs, general and administrative expenses, research and engineering expenses and depreciation and amortization from operating revenues. Management evaluates the performance of our reportable segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) from continuing operations before income taxes is provided in the above table.

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

The following table sets forth financial information with respect to Nabors’ operations by geographic area based on the location of service provided:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Operating revenues
U.S.	$973,464	$642,835	$1,823,906
Outside the U.S.	1,590,821	1,585,004	2,040,531
	$2,564,285	$2,227,839	$3,864,437
Property, plant and equipment, net:
U.S.	$3,163,425	$3,048,749	$3,703,533
Outside the U.S.	2,946,140	3,218,834	3,324,269
	$6,109,565	$6,267,583	$7,027,802
Goodwill:
U.S.	$54,198	$54,199	$54,198
Outside the U.S.	119,028	112,718	112,461
	$173,226	$166,917	$166,659

During the years ended December 31, 2017, 2016 and 2015, $727.7 million, $731.4 million and $604.5 million of our consolidated operating revenue was from Saudi Arabia. No other individual country outside of the U.S. was material to our consolidated operating revenue during any of the three periods presented.

One customer accounted for approximately 29%, 33% and 12% of our consolidated operating revenues during the years ended December 31, 2017, 2016 and 2015, respectively, and is included in our International drilling reportable segment.

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of December 31, 2017 and 2016, and statements of income (loss), statements of comprehensive income (loss) and the statements of cash flows for the years ended December 31, 2017, 2016 and 2015 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non‑guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	December 31, 2017
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$1,091	$44	$335,862	$—	$336,997
Short-term investments	—	—	28,369	—	28,369
Accounts receivable, net	—	—	698,477	—	698,477
Inventory, net	—	—	166,307	—	166,307
Assets held for sale	—	—	37,052	—	37,052
Other current assets	50	56	180,028	—	180,134
Total current assets	1,141	100	1,446,095	—	1,447,336
Property, plant and equipment, net	—	—	6,109,565	—	6,109,565
Goodwill	—	—	173,226	—	173,226
Intercompany receivables	133,602	481,092	—	(614,694)	—
Investment in consolidated affiliates	2,799,320	5,531,799	3,799,933	(12,131,052)	—
Deferred income taxes	—	333,349	419,003	(333,349)	419,003
Other long-term assets	—	78	324,919	(72,143)	252,854
Total assets	$2,934,063	$6,346,418	$12,272,741	$(13,151,238)	$8,401,984

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$181	$—	$181
Trade accounts payable	147	124	363,145	—	363,416
Accrued liabilities	21,100	67,760	444,184	—	533,044
Income taxes payable	—	—	22,835	—	22,835
Total current liabilities	21,247	67,884	830,345	—	919,476
Long-term debt	—	4,099,909	—	(72,143)	4,027,766
Other long-term liabilities	—	16,284	285,349	—	301,633
Deferred income taxes	—	—	343,687	(333,349)	10,338
Intercompany payable	1,000	—	613,694	(614,694)	—
Total liabilities	22,247	4,184,077	2,073,075	(1,020,186)	5,259,213
Redeemable noncontrolling interest in subsidiary	—	—	203,998	—	203,998
Shareholders’ equity	2,911,816	2,162,341	9,968,711	(12,131,052)	2,911,816
Noncontrolling interest	—	—	26,957	—	26,957
Total equity	2,911,816	2,162,341	9,995,668	(12,131,052)	2,938,773
Total liabilities and equity	$2,934,063	$6,346,418	$12,272,741	$(13,151,238)	$8,401,984

	December 31, 2016
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$1,148	$10,177	$252,768	$—	$264,093
Short-term investments	—	—	31,109	—	31,109
Accounts receivable, net	—	—	508,355	—	508,355
Inventory, net	—	—	103,595	—	103,595
Assets held for sale	—	—	76,668	—	76,668
Other current assets	50	22,209	149,760	—	172,019
Total current assets	1,198	32,386	1,122,255	—	1,155,839
Property, plant and equipment, net	—	—	6,267,583	—	6,267,583
Goodwill	—	—	166,917	—	166,917
Intercompany receivables	142,448	—	1,342,942	(1,485,390)	—
Investment in consolidated affiliates	3,170,254	4,830,572	1,083,948	(9,084,774)	—
Deferred tax assets	—	443,049	366,586	(443,049)	366,586
Other long-term assets	—	344	447,962	(218,216)	230,090
Total assets	$3,313,900	$5,306,351	$10,798,193	$(11,231,429)	$8,187,015

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$297	$—	$297
Trade accounts payable	205	8	264,365	—	264,578
Accrued liabilities	20,669	65,246	457,333	—	543,248
Income taxes payable	—	—	13,811	—	13,811
Total current liabilities	20,874	65,254	735,806	—	821,934
Long-term debt	—	3,796,550	—	(218,215)	3,578,335
Other long-term liabilities	—	22,659	499,797	—	522,456
Deferred income taxes	—	—	452,544	(443,049)	9,495
Intercompany payable	46,000	1,439,390	—	(1,485,390)	—
Total liabilities	66,874	5,323,853	1,688,147	(2,146,654)	4,932,220
Shareholders’ equity	3,247,026	(17,502)	9,102,276	(9,084,775)	3,247,025
Noncontrolling interest	—	—	7,770	—	7,770
Total equity	3,247,026	(17,502)	9,110,046	(9,084,775)	3,254,795
Total liabilities and equity	$3,313,900	$5,306,351	$10,798,193	$(11,231,429)	$8,187,015

Condensed Consolidating Statements of Income (Loss)

	Year Ended December 31, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$2,564,285	$—	$2,564,285
Earnings (losses) from unconsolidated affiliates	—	—	7	—	7
Earnings (losses) from consolidated affiliates	(528,180)	18,380	(343,233)	853,033	—
Investment income (loss)	17	63	13,031	(11,917)	1,194
Total revenues and other income	(528,163)	18,443	2,234,090	841,116	2,565,486
Costs and other deductions:
Direct costs	—	—	1,718,069	—	1,718,069
General and administrative expenses	10,995	715	240,139	(665)	251,184
Research and engineering	—	—	51,069	—	51,069
Depreciation and amortization	—	125	842,818	—	842,943
Interest expense	—	232,103	(9,214)	—	222,889
Impairments and other charges	—	—	44,536	—	44,536
Other, net	7,662	19,033	(12,480)	665	14,880
Intercompany interest expense	(9)	—	9	—	—
Total costs and other deductions	18,648	251,976	2,874,946	—	3,145,570
Income (loss) from continuing operations before income taxes	(546,811)	(233,533)	(640,856)	841,116	(580,084)
Income tax expense (benefit)	—	109,700	(192,670)	—	(82,970)
Income (loss) from continuing operations, net of tax	(546,811)	(343,233)	(448,186)	841,116	(497,114)
Income (loss) from discontinued operations, net of tax	—	—	(43,519)	—	(43,519)
Net income (loss)	(546,811)	(343,233)	(491,705)	841,116	(540,633)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(6,178)	—	(6,178)
Net income (loss) attributable to Nabors	$(546,811)	$(343,233)	$(497,883)	$841,116	$(546,811)

	Year Ended December 31, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$2,227,839	$—	$2,227,839
Earnings (losses) from unconsolidated affiliates	—	—	(221,914)	—	(221,914)
Earnings (losses) from consolidated affiliates	(1,017,338)	(231,960)	(359,751)	1,609,049	—
Investment income (loss)	2	132	12,972	(11,923)	1,183
Intercompany interest income (loss)	—	569	—	(569)	—
Total revenues and other income	(1,017,336)	(231,259)	1,659,146	1,596,557	2,007,108
Costs and other deductions:
Direct costs	—	—	1,344,298	—	1,344,298
General and administrative expenses	10,559	603	217,333	(856)	227,639
Research and engineering	—	—	33,582	—	33,582
Depreciation and amortization	—	124	871,507	—	871,631
Interest expense	—	204,010	(18,650)	—	185,360
Impairments and other charges	1,366	—	497,133	—	498,499
Other, net	482	(14)	42,850	856	44,174
Intercompany interest expense	(1)	—	570	(569)	—
Total costs and other deductions	12,406	204,723	2,988,623	(569)	3,205,183
Income (loss) from continuing operations before income taxes	(1,029,742)	(435,982)	(1,329,477)	1,597,126	(1,198,075)
Income tax expense (benefit)	—	(76,231)	(110,600)	—	(186,831)
Income (loss) from continuing operations, net of tax	(1,029,742)	(359,751)	(1,218,877)	1,597,126	(1,011,244)
Income (loss) from discontinued operations, net of tax	—	—	(18,363)	—	(18,363)
Net income (loss)	(1,029,742)	(359,751)	(1,237,240)	1,597,126	(1,029,607)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(135)	—	(135)
Net income (loss) attributable to Nabors	$(1,029,742)	$(359,751)	$(1,237,375)	$1,597,126	$(1,029,742)

	Year Ended December 31, 2015
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$3,864,437	$—	$3,864,437
Earnings (losses) from unconsolidated affiliates	—	—	(75,081)	—	(75,081)
Earnings (losses) from consolidated affiliates	(351,407)	(41,826)	(164,697)	557,930	—
Investment income (loss)	—	584	11,666	(9,942)	2,308
Intercompany interest income	—	6,452	—	(6,452)	—
Total revenues and other income	(351,407)	(34,790)	3,636,325	541,536	3,791,664
Costs and other deductions:
Direct costs	—	—	2,371,436	—	2,371,436
General and administrative expenses	8,768	1	316,119	(560)	324,328
Research and engineering	—	—	41,253	—	41,253
Depreciation and amortization	—	705	969,754	—	970,459
Interest expense	(1)	201,364	(19,435)	—	181,928
Impairments and other charges	—	—	368,967	—	368,967
Other, net	12,469	—	(52,201)	560	(39,172)
Intercompany interest expense	32	—	6,420	(6,452)	—
Total costs and other deductions	21,268	202,070	4,002,313	(6,452)	4,219,199
Income (loss) from continuing operations before income taxes	(372,675)	(236,860)	(365,988)	547,988	(427,535)
Income tax expense (benefit)	—	(72,163)	(25,875)	—	(98,038)
Income (loss) from continuing operations, net of tax	(372,675)	(164,697)	(340,113)	547,988	(329,497)
Income (loss) from discontinued operations, net of tax	—	—	(42,797)	—	(42,797)
Net income (loss)	(372,675)	(164,697)	(382,910)	547,988	(372,294)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(381)	—	(381)
Net income (loss) attributable to Nabors	$(372,675)	$(164,697)	$(383,291)	$547,988	$(372,675)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(546,811)	$(343,233)	$(497,883)	$841,116	$(546,811)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	28,372	—	28,372	(28,372)	28,372
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(6,061)	—	(6,061)	6,061	(6,061)
Less: reclassification adjustment for (gains) losses included in net income (loss)	970	—	970	(970)	970
Unrealized gains (losses) on marketable securities	(5,091)	—	(5,091)	5,091	(5,091)
Pension liability amortization and adjustment	(275)	(275)	(550)	825	(275)
Unrealized gains (losses) and amortization on cash flow hedges	613	613	613	(1,226)	613
Other comprehensive income (loss) before tax	23,619	338	23,344	(23,682)	23,619
Income tax expense (benefit) related to items of other comprehensive income (loss)	315	315	630	(945)	315
Other comprehensive income (loss), net of tax	23,304	23	22,714	(22,737)	23,304
Comprehensive income (loss) attributable to Nabors	(523,507)	(343,210)	(475,169)	818,379	(523,507)
Net income (loss) attributable to noncontrolling interest	—	—	6,178	—	6,178
Translation adjustment attributable to noncontrolling interest	—	—	282	—	282
Comprehensive income (loss) attributable to noncontrolling interest	—	—	6,460	—	6,460
Comprehensive income (loss)	$(523,507)	$(343,210)	$(468,709)	$818,379	$(517,047)

	Year Ended December 31, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(1,029,742)	$(359,751)	$(1,237,375)	$1,597,126	$(1,029,742)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	17,743	(21)	17,743	(17,722)	17,743
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	11,054	—	11,054	(11,054)	11,054
Less: reclassification adjustment for (gains) losses included in net income (loss)	3,495	—	3,495	(3,495)	3,495
Unrealized gains (losses) on marketable securities	14,549	—	14,549	(14,549)	14,549
Pension buyout	3,059	3,059	6,118	(9,177)	3,059
Pension liability amortization and adjustment	1,061	1,061	2,122	(3,183)	1,061
Unrealized gains (losses) and amortization on cash flow hedges	613	613	613	(1,226)	613
Other comprehensive income (loss) before tax	37,025	4,712	41,145	(45,857)	37,025
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,551	1,551	3,102	(4,653)	1,551
Other comprehensive income (loss), net of tax	35,474	3,161	38,043	(41,204)	35,474
Comprehensive income (loss) attributable to Nabors	(994,268)	(356,590)	(1,199,332)	1,555,922	(994,268)
Net income (loss) attributable to noncontrolling interest	—	—	135	—	135
Translation adjustment attributable to noncontrolling interest	—	—	251	—	251
Comprehensive income (loss) attributable to noncontrolling interest	—	—	386	—	386
Comprehensive income (loss)	$(994,268)	$(356,590)	$(1,198,946)	$1,555,922	$(993,882)

	Year Ended December 31, 2015
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(372,675)	$(164,697)	$(383,291)	$547,988	$(372,675)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors:
Unrealized gain (loss) on translation adjustment	(116,239)	67	(116,172)	116,105	(116,239)
Less: reclassification adjustment for realized (gain) loss on translation adjustment	5,365	—	5,365	(5,365)	5,365
Translation adjustment attributable to Nabors	(110,874)	67	(110,807)	110,740	(110,874)
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(15,310)	—	(15,310)	15,310	(15,310)
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	—	—	—	—
Unrealized gains (losses) on marketable securities	(15,310)	—	(15,310)	15,310	(15,310)
Pension liability amortization and adjustment	1,104	1,104	2,208	(3,312)	1,104
Unrealized gains (losses) and amortization on cash flow hedges	613	613	613	(1,226)	613
Other comprehensive income (loss) before tax	(124,467)	1,784	(123,296)	121,512	(124,467)
Income tax expense (benefit) related to items of other comprehensive income (loss)	648	648	1,056	(1,704)	648
Other comprehensive income (loss), net of tax	(125,115)	1,136	(124,352)	123,216	(125,115)
Comprehensive income (loss) attributable to Nabors	(497,790)	(163,561)	(507,643)	671,204	(497,790)
Net income (loss) attributable to noncontrolling interest	—	—	381	—	381
Translation adjustment attributable to noncontrolling interest	—	—	(1,461)	—	(1,461)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	(1,080)	—	(1,080)
Comprehensive income (loss)	$(497,790)	$(163,561)	$(508,723)	$671,204	$(498,870)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$143,444	$(90,229)	$142,527	$(132,986)	$62,756
Cash flows from investing activities:
Purchases of investments	—	—	(6,722)	—	(6,722)
Sales and maturities of investments	—	—	13,069	—	13,069
Cash paid for acquisitions of businesses, net of cash acquired	—	—	9,040	—	9,040
Cash paid for investments in consolidated affiliates	(100)	—	(85,960)	86,060	—
Capital expenditures	—	—	(574,467)	—	(574,467)
Proceeds from sales of assets and insurance claims	—	—	57,933	—	57,933
Change in intercompany balances	—	(599,974)	599,974	—	—
Other changes in investing	—	—	(856)	—	(856)
Net cash provided by (used for) investing activities	(100)	(599,974)	12,011	86,060	(502,003)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(188)	—	(188)
Proceeds from issuance of long-term debt	—	411,200	—	—	411,200
Debt issuance costs	—	(11,043)	—	—	(11,043)
Proceeds from revolving credit facilities	—	725,000	—	—	725,000
Proceeds from parent contributions	—	42,980	43,080	(86,060)	—
Proceeds from (payments for) issuance of common shares	8,299	—	1	—	8,300
Purchase of capped call hedge transactions	—	(40,250)	—	—	(40,250)
Reduction of long-term debt	—	(270,269)	(111,545)	—	(381,814)
Dividends to shareholders	(80,419)	—	—	11,916	(68,503)
Proceeds from (payment for) commercial paper, net	—	40,000	—	—	40,000
Reduction in revolving credit facilities	—	(215,000)	—	—	(215,000)
Payments on term loan	—	(162,500)	—	—	(162,500)
Proceeds from (payments for) short-term borrowings	—	—	(543)	—	(543)
Cash proceeds from equity component of exchangeable debt	—	159,952	—	—	159,952
Proceeds from issuance of intercompany debt	57,000	20,000	(77,000)	—	—
Noncontrolling interest contribution	—	—	20,000	—	20,000
Paydown of intercompany debt	(102,000)	(20,000)	122,000	—	—
Distributions to Non-controlling interest	—	—	(7,272)	—	(7,272)
Distribution from subsidiary to parent	—	—	(121,070)	121,070	—
Repurchase of common shares	(18,071)	—	—	—	(18,071)
Redeemable noncontrolling interest contribution	—	—	61,123	—	61,123
Other changes	(8,210)	—	(1)	—	(8,211)
Net cash (used for) provided by financing activities	(143,401)	680,070	(71,415)	46,926	512,180
Effect of exchange rate changes on cash and cash equivalents	—	—	(29)	—	(29)
Net increase (decrease) in cash and cash equivalents	(57)	(10,133)	83,094	—	72,904
Cash and cash equivalents, beginning of period	1,148	10,177	252,768	—	264,093
Cash and cash equivalents, end of period	$1,091	$44	$335,862	$—	$336,997

	Year Ended December 31, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$58,406	$(233,738)	$757,660	$(50,423)	$531,905
Cash flows from investing activities:
Purchases of investments	—	—	(24)	—	(24)
Sales and maturities of investments	—	—	739	—	739
Cash paid for acquisitions of businesses, net of cash acquired	—	—	(22,278)	—	(22,278)
Cash paid for investments in consolidated affiliates	—	(86,459)	(159,000)	245,459	—
Capital expenditures	—	—	(395,455)	—	(395,455)
Proceeds from sale of assets and insurance claims	—	—	34,831	—	34,831
Change in intercompany balances	—	103,384	(103,384)	—	—
Other	—	—	64	—	64
Net cash provided by (used for) investing activities	—	16,925	(644,507)	245,459	(382,123)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	3	—	3
Debt issuance costs	—	(11,520)	—	—	(11,520)
Proceeds from (payments for) issuance of common shares	967	—	—	—	967
Reduction in long-term debt	—	(350,000)	(143,612)	—	(493,612)
Dividends to shareholders	(59,866)	—	—	8,942	(50,924)
Proceeds from (payments for) commercial paper, net	—	(8,000)	—	—	(8,000)
Proceeds from issuance of intercompany debt	45,500	—	(45,500)	—	—
Proceeds from revolving credit facilities	—	610,000	1,500	—	611,500
Reduction in revolving credit facilities	—	(610,000)	(1,500)	—	(611,500)
Proceeds from issuance of long-term debt	—	600,000	—	—	600,000
Payments on term loan	—	(162,500)	—	—	(162,500)
Paydown of intercompany debt	(40,000)	—	40,000	—	—
Repurchase of common shares	—	—	(1,687)	—	(1,687)
Proceeds from (payments for) short-term borrowings	—	—	(6,211)	—	(6,211)
Proceeds from parent contributions	—	159,000	86,458	(245,458)	—
Payments on parent (Equity of N/P)	—	—	(41,480)	41,480	—
Other changes	(4,732)	—	—	—	(4,732)
Net cash (used for) provided by financing activities	(58,131)	226,980	(112,029)	(195,036)	(138,216)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,003)	—	(2,003)
Net increase (decrease) in cash and cash equivalents	275	10,167	(879)	—	9,563
Cash and cash equivalents, beginning of period	873	10	253,647	—	254,530
Cash and cash equivalents, end of period	$1,148	$10,177	$252,768	$—	$264,093

	Year Ended December 31, 2015
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$39,478	$(217,685)	$1,066,026	$(31,263)	$856,556
Cash flows from investing activities:
Purchases of investments	—	—	(9)	—	(9)
Sales and maturities of investments	—	—	961	—	961
Proceeds from merger transaction	5,500	646,078	(1,528)	—	650,050
Cash paid for acquisition of businesses, net of cash acquired	—	—	(80,187)	—	(80,187)
Investment in unconsolidated affiliates	—	—	(445)	—	(445)
Capital expenditures	—	—	(867,106)	—	(867,106)
Proceeds from sales of assets and insurance claims	—	—	68,206	—	68,206
Changes in intercompany balances	—	135,518	(135,518)	—	—
Other	—	—	1,081	—	1,081
Net cash provided by (used for) investing activities	5,500	781,596	(1,014,545)	—	(227,449)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	645	—	645
Proceeds from short-term borrowings	—	—	318	—	318
Debt issuance costs	—	(1,847)	—	—	(1,847)
Proceeds from (payments for) issuance of common shares	1,296	—	—	—	1,296
Reduction in long-term debt	—	—	(27,478)	—	(27,478)
Proceeds from term loan	—	625,000	—	—	625,000
Payments on term loan	—	(300,000)	—	—	(300,000)
Dividends to shareholders	(79,304)	—	—	9,941	(69,363)
Proceeds from (payments for) commercial paper, net	—	(525,119)	—	—	(525,119)
Cash proceeds from non-controlling interest	—	—	3,972	—	3,972
Reduction in revolving credit facilities	—	(450,000)	—	—	(450,000)
Repurchase of common shares	—	—	(99,598)	—	(99,598)
Proceeds (issuance) of intercompany debt	67,500	88,058	(155,558)	—	—
Paydown of intercompany debt	(27,000)	—	27,000	—	—
Payments on parent (Equity of N/P)	—	—	(21,322)	21,322	—
Other	(7,767)	—	—	—	(7,767)
Net cash (used for) provided by financing activities	(45,275)	(563,908)	(272,021)	31,263	(849,941)
Effect of exchange rate changes on cash and cash equivalents	—	—	(25,785)	—	(25,785)
Net increase (decrease) in cash and cash equivalents	(297)	3	(246,325)	—	(246,619)
Cash and cash equivalents, beginning of period	1,170	7	499,972	—	501,149
Cash and cash equivalents, end of period	$873	$10	$253,647	$—	$254,530

Note 23 Subsequent Events

On February 23, 2018, our Board declared a cash dividend of $0.06 per common share, which will be paid on April 3, 2018 to shareholders of record at the close of business on March 13, 2018.

On January 16 2018, Nabors Delaware completed an offering of $800 million aggregate principal amount of 5.75% senior unsecured notes due February 1, 2025, which are fully and unconditionally guaranteed by us. The proceeds from this offering were used to repay indebtedness of Nabors and its subsidiaries, including all of Nabors Delaware’s outstanding 6.15% senior notes due February 2018.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

PricewaterhouseCoopers LLP has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, which is included in Part II, Item 8 of this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be contained in the definitive Proxy Statement to be distributed in connection with our 2018 annual general meeting of shareholders under the captions “Election of Directors”,  “Other Executive Officers”, “Meetings of the Board and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this document by reference.

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

On June 28, 2017, we filed with the New York Stock Exchange the Annual CEO Certification regarding our compliance with the Exchange’s Corporate Governance listing standards as required by Section 303A-12(a) of the Exchange’s Listed Company Manual.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2018 annual general meeting of shareholders under the caption “Executive Compensation” and except as specified in the following sentence, is incorporated into this document by reference. Information in our definitive Proxy Statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Compensation Committee Report, is not deemed to be incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2018 annual general meeting of shareholders under the caption “Share Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated into this document by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2018 annual general meeting of shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated into this document by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2018 annual general meeting of shareholders under the caption “Independent Auditor Fees” and is incorporated into this document by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this annual report:

(1)Financial Statements

(2)Financial Statement Schedule

Page No.
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2017, 2016 and 2015	109

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

ITEM 16.  FORM 10-K SUMMARY

None.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2017, 2016 and 2015

		Charged to			Balance at
	Balance at	Costs and	Charged to
	Beginning	Other	Other		End of
	of Period	Deductions	Accounts	Deductions	Period
	(In thousands)
2017
Allowance for doubtful accounts	$43,757	2,544	86	(2,011)	$44,376
Inventory reserve	$26,537	5,897	—	(3,500)	$28,934
Valuation allowance on deferred tax assets	$1,807,728	—	61,762	—	$1,869,490
2016
Allowance for doubtful accounts	$44,553	19,132	(58)	(19,870)	$43,757
Inventory reserve	$46,813	13,587	—	(33,863)	$26,537
Valuation allowance on deferred tax assets	$1,560,162	—	247,566	—	$1,807,728
2015
Allowance for doubtful accounts	$23,545	36,720	(288)	(15,424)	$44,553
Inventory reserve	$45,141	9,485	—	(7,813)	$46,813
Valuation allowance on deferred tax assets	$1,537,507	—	22,655	—	$1,560,162

Exhibit Index

Exhibit No.	Description
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

2.4

Amendment No. 1 to the Separation Agreement, by and between Nabors Industries Ltd. and Nabors Red Lion Limited (incorporated by reference to Exhibit 10.1 of our Form 8-K (File No. 001-32657) filed with the SEC on February 9, 2015).

2.5

Arrangement Agreement, dated August 13, 2017, by and among Nabors Industries Ltd., Nabors Maple Acquisition Ltd., and Tesco Corporation (incorporated by reference to Exhibit 2.1 to our Form 8-K (File No. 001-32657) filed with the SEC on August 16, 2017).

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
4.1

Indenture, dated February 20, 2008, among Nabors Industries, Inc., Nabors Industries Ltd. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Current Report on Form 8-K (File No. 001-32657) filed with the Commission on February 25, 2008).

4.2

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

Exhibit No.	Description
4.6

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

4.7

Indenture, dated as of January 13, 2017, by and among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, Citibank, N.A., as securities administrator and Wilmington Trust, National Association, as trustee with respect to Nabors Industries, Inc.’s 0.75% Exchangeable Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 13, 2017).

4.8

Indenture, dated as of January 23, 2018, by and among Nabors Industries, Inc., Nabors Industries Ltd., as Guarantor, Citibank, N.A., as securities administrator and Wilmington Trust National Association, as trustee with respect to Nabors Industries, Inc.’s 5.75% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 23, 2018).

4.9

Registration Rights Agreement relating to the 5.75% Senior Notes due 2025, dated as of January 23, 2018, by and among Nabors Industries, Inc. and the certain holders identified therein (incorporated by reference to Exhibit 4.2 to Nabors Industries Ltd.’s Form 8-K (file No. 001-32657) filed with the Commission on January 23, 2018).

10.1

Shareholders’ Agreement, dated October 31, 2016, between Saudi Aramco Development Company and Nabors International Netherlands B.V. (incorporated by reference to Exhibit 10.20 to our Form 10-K (File No. 001-32657) filed with the SEC on February 28, 2017).

10.2

Purchase Agreement, dated January 16, 2018, among Nabors Industries, Inc., Nabors Industries Ltd. and Goldman Sachs & Co. LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC as Initial Purchasers (incorporated by reference to Exhibit 10.1 to Nabors Industries Ltd.’s Form 8-K (File No. 001-32657) filed with the Commission on January 17, 2018).

10.3

Call Option Transaction Confirmation, dated as of January 9, 2017, between Nabors Industries Ltd., Nabors Industries, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on January 11, 2017).

10.4

Call Option Transaction Confirmation, dated as of January 9, 2017, between Nabors Industries Ltd., Nabors Industries, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to our Form 8-K (File No. 001-32657) filed with the SEC on January 11, 2017).

10.5

Additional Call Option Transaction Confirmation, dated as of January 10, 2017, between Nabors Industries Ltd., Nabors Industries, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 13, 2017).

10.6

Additional Call Option Transaction Confirmation, dated as of January 10, 2017, between Nabors Industries Ltd., Nabors Industries, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on January 13, 2017).

10.7(+)

Executive Employment Agreement by and among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello, effective as of January 1, 2013 (incorporated by reference to Exhibit 99.1 to our Form 8-K (File No. 001-32657) filed with the SEC on March 11, 2013).

10.7(a)(+)

First Amendment to Executive Employment Agreement, dated December 19, 2014, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Form 8-K (File No. 001-32657) filed with the SEC on December 19, 2014).

10.7(b)(+)

Second Amendment to Executive Employment Agreement, dated as of June 5, 2015, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Form 8-K (File No. 001-32657) filed with the SEC on June 8, 2015).

Exhibit No.	Description
10.7(c)(+)

Third Amendment to Executive Employment Agreement, dated as of December 31, 2015, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 5, 2016).

10.7(d)(+)

Fourth Amendment to Executive Employment Agreement, dated June 10, 2016, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Form 8-K (File No. 001-32657) filed with the SEC on June 13, 2016).

10.8(+)

Executive Employment Agreement, by and among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo, effective as of March 31, 2014 (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on March 4, 2014).

10.8(a)(+)

First Amendment to Executive Employment Agreement, dated December 19, 2014, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 99.2 to our Form 8-K (File No. 001-32657) filed with the SEC on December 19, 2014).

10.8(b)(+)

Second Amendment to Executive Employment Agreement, dated as of June 5, 2015, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 99.2 to our Form 8-K (File No. 001-32657) filed with the SEC on June 8, 2015).

10.8(c)(+)

Third Amendment to Executive Employment Agreement, dated as of December 31, 2015, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 99.2 to our Form 8-K (File No. 001-32657) filed with the SEC on January 5, 2016).

10.8(d)(+)

Fourth Amendment to Executive Employment Agreement, dated June 10, 2016, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 99.2 to our Form 8-K (File No. 001-32657) filed with the SEC on June 13, 2016).

10.9(+)

Form of Indemnification Agreement entered into between Nabors Industries Ltd. and the directors and executive officers (incorporated by reference to Exhibit 10.28 to our Form 10-K (File No. 000-49887) filed with the SEC on March 31, 2003).

10.10(+)	Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 (File No. 333-212781) filed with the SEC on July 29, 2016).
10.10(a)(+)	Form of Stock Option Agreement – Others, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(b) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).
10.10(b)(+)	Form of Restricted Stock Agreement – Others, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(c) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).
10.10(c)(+)

Form of Nabors Industries Ltd. TSR Stock Grant Agreement – Anthony G. Petrello, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(d) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.10(d)(+)

Form of Nabors Corporate Services, Inc. TSR Stock Grant Agreement – Anthony G. Petrello, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(e) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.10(e)(+)

Form of Nabors Industries Ltd. TSR Stock Grant Agreement – William Restrepo, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(f) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.10(f)(+)

Form of Nabors Corporate Services, Inc. TSR Grant Agreement – William Restrepo, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(g) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.10(g)(+)

Form of Nabors Industries Ltd. Restricted Stock Agreement – Anthony G. Petrello, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(h) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

Exhibit No.	Description
10.10(h)(+)

Form of Nabors Corporate Services, Inc. Restricted Stock Agreement – Anthony G. Petrello, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(i) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.10(i)(+)

Form of Nabors Industries Ltd. Restricted Stock Agreement – William Restrepo, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(j) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.10(j)(+)

Form of Nabors Corporate Services, Inc. Restricted Stock Agreement – William Restrepo, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(k) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.11(+)

Nabors Industries Ltd. 2013 Stock Plan (incorporated by reference to Appendix B of Nabors Industries Ltd.’s Definitive Proxy Statement on Schedule 14A (File No. 001-32657) filed with the SEC on April 30, 2013).

10.11(a)(+)	Form of Stock Option Agreement—Others, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(a) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).
10.11(b)(+)	Form of Restricted Stock Agreement—Others, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(b) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).
10.11(c)(+)	Form of Restricted Stock Agreement—Directors, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(c) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).
10.11(d)(+)

Form of TSR Stock Grant Agreement—Anthony G. Petrello, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(d) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).

10.11(e)(+)

Form of Nabors Industries Ltd. Restricted Stock Agreement—Anthony G. Petrello, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(e) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).

10.11(f)(+)

Form of Nabors Corporate Services, Inc. Restricted Stock Agreement—Anthony G. Petrello, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(f) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).

10.11(g)(+)	Form of TSR Stock Grant Agreement—William Restrepo, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 001-32657) filed with the SEC on May 9, 2014).
10.11(h)(+)

Form of Nabors Industries Ltd. Restricted Stock Agreement—William Restrepo, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 001-32657) filed with the SEC on May 9, 2014).

10.11(i)(+)

Form of Nabors Corporate Services, Inc. Restricted Stock Agreement—William Restrepo, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.3 to the Form 10-Q (File No. 001-32657) filed with the SEC on May 9, 2014).

10.12(+)	Form of Restricted Stock Award—Isenberg/Petrello (incorporated by reference to Exhibit 10.01 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).
10.12(a)(+)	Form of Restricted Stock Award—Others (incorporated by reference to Exhibit 10.02 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).
10.12(b)(+)	Form of Stock Option Agreement—Petrello/Isenberg (incorporated by reference to Exhibit 10.03 to our Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).
10.12(c)(+)	Form of Stock Option Agreement—Others (incorporated by reference to Exhibit 10.04 to our Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).
10.13(+)	Nabors Industries Ltd. Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of our Proxy Statement (File No. 001-32657) filed with the SEC on May 4, 2006).

Exhibit No.	Description
10.14(+)

Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (amended on May 2, 2003) (incorporated by reference to Exhibit 10.29 to our Form 10-Q (File No. 000-49887) filed with the SEC on May 12, 2003).

10.14(a)(+)

Form of Stock Option Agreement to the Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.15(+)

Nabors Industries, Inc. Executive Deferred Compensation Plan (as Amended and Restated Effective as of April 1, 2017) (incorporated by reference to Exhibit 10.3(a) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.15(a)

Form of Deferred Bonus Agreement under the Nabors Industries, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3(b) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.16(+)

Nabors Industries, Inc. Deferred Compensation Plan (as Amended and Restated Effective as of January 1, 2017) (incorporated by reference to Exhibit 10.4 to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

12	Computation of Ratios.*
21	Significant Subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP—Houston.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer.*
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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Date:	March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY G. PETRELLO	Chairman, President and Chief Executive Officer	March 1, 2018
Anthony G. Petrello

/s/ WILLIAM RESTREPO
William Restrepo	Chief Financial Officer	March 1, 2018

/s/ TANYA S. BEDER
Tanya S. Beder	Director	March 1, 2018

/s/ JAMES R. CRANE
James R. Crane	Director	March 1, 2018

/s/ MICHAEL C. LINN
Michael C. Linn	Director	March 1, 2018

/s/ JOHN P. KOTTS
John P. Kotts	Director	March 1, 2018

/s/ DAG SKATTUM
Dag Skattum	Director	March 1, 2018

/s/ JOHN YEARWOOD
John Yearwood	Director	March 1, 2018