Form 10-K/A
period 2017-12-31
NABORS INDUSTRIES LTD
filed 2018-03-29
CIK 1163739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The aggregate market value of the 189,149,782 common shares held by non-affiliates of the registrant outstanding as of the last business day of our most recently completed second fiscal quarter, June 30, 2017, based on the closing price of our common shares as of such date of $8.14 per share as reported on the New York Stock Exchange, was $1,539,679,225. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding as of February 22, 2018 was 315,538,146, excluding 52,800,203 common shares held by our subsidiaries, or 368,338,349 in the aggregate.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the definitive Proxy

Statement to be distributed in connection with our 2018 Annual General Meeting of Shareholders (Part III).

NABORS INDUSTRIES LTD.

Form 10-K/A

For the Year Ended December 31, 2017

Explanatory Note

This Amendment No.1 on Form 10-K/A (this “Amendment”) is being filed to amend our Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission on March 1, 2018 (the “Original Filing”). We are filing this Amendment solely to revise the selected financial information included in Part II, Item 6.—Selected Financial Data for the operating data for the years ended December 31, 2014 and 2013 and balance sheet data as of December 31, 2015, 2014 and 2013 in the Original Filing. As required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, the Company is also filing as exhibits to this Amendment the required certifications of the Company’s principal executive and principal financial officers.

Except as described above, this Amendment does not amend any information set forth in the Original Filing and we have not updated disclosures contained therein to reflect any events that occurred on a date subsequent to the date of the Original Filing.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected financial information and should be read in conjunction with Part II, Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes thereto included under Part II, Item 8.—Financial Statements and Supplementary Data.

	Three Months Ended December 31,
Operating Data (1)(2)	2017	2016	2015	2014	2013
	(In thousands, except per share amounts and ratio data)
Operating revenues	$2,564,285	$2,227,839	$3,864,437	$6,804,197	$6,152,015
Income (loss) from continuing operations, net of tax	(497,114)	(1,011,244)	(329,497)	(669,265)	158,341
Income (loss) from discontinued operations, net of tax	(43,519)	(18,363)	(42,797)	21	(11,179)
Net income (loss)	(540,633)	(1,029,607)	(372,294)	(669,244)	147,162
Less: Net (income) loss attributable to noncontrolling interest	(6,178)	(135)	(381)	(1,415)	(7,180)
Net income (loss) attributable to Nabors	(546,811)	(1,029,742)	(372,675)	(670,659)	139,982

Earnings (losses) per share:
Basic from continuing operations	$(1.75)	$(3.58)	$(1.14)	$(2.28)	$0.51
Basic from discontinued operations	(0.15)	(0.06)	(0.15)	—	(0.04)
Total Basic	$(1.90)	$(3.64)	$(1.29)	$(2.28)	$0.47

Diluted from continuing operations	$(1.75)	$(3.58)	$(1.14)	$(2.28)	$0.51
Diluted from discontinued operations	(0.15)	(0.06)	(0.15)	—	(0.04)
Total Diluted	$(1.90)	$(3.64)	$(1.29)	$(2.28)	$0.47

Weighted-average number of common shares outstanding:
Basic	280,653	276,475	282,982	290,694	294,182
Diluted	280,653	276,475	282,982	290,694	296,592

Capital expenditures and acquisitions of businesses (3)	$600,909	$414,379	$923,236	$1,923,779	$1,365,994
Interest coverage ratio (4)	2.4:1	3.4:1	6.2:1	9.8:1	7.4:1

	As of December 31,
Balance Sheet Data (1)(2)	2017	2016	2015	2014	2013
	(In thousands, except ratio data)
Cash, cash equivalents and short-term investments	$365,366	$295,202	$274,589	$536,169	$507,133
Working capital	527,860	333,905	469,398	1,174,399	1,442,406
Property, plant and equipment, net	6,109,565	6,267,583	7,027,802	8,599,125	8,597,813
Total assets	8,401,984	8,187,015	9,537,840	11,862,923	12,137,749
Long-term debt	4,027,766	3,578,335	3,655,200	4,331,840	3,882,055
Shareholders’ equity	2,911,816	3,247,025	4,282,710	4,908,619	5,969,086
Debt to capital ratio:
Gross (5)	0.58:1	0.52:1	0.46:1	0.47:1	0.39:1
Net (6)	0.56:1	0.50:1	0.44:1	0.43:1	0.36:1

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                 The following documents are filed as part of this annual report:

(1)                                 Financial Statements

Page No.
Consolidated Balance Sheets as of December 31, 2017 and 2016	*
Consolidated Statement of Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015	*
Consolidated Statement of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015	*
Consolidated Statement of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	*
Consolidated Statement of Changes in Equity for the Years Ended December 31, 2017, 2016 and 2015	*
Notes to Consolidated Financial Statements	*

(2)                                 Financial Statement Schedule

Page No.
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2017, 2016 and 2015	*

All other supplemental schedules are omitted because of the absence of the conditions under which they would be required or because the required information is included in the financial statements or related notes.

*                                         Previously filed as part of the Original Filing.

(b)                                 Exhibit Index

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

Exhibit No.	Description
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

Exhibit No.	Description
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

10.10(+)	Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 (File No. 333-212781) filed with the SEC on July 29, 2016).
10.10(a)(+)	Form of Stock Option Agreement — Others, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(b) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).
10.10(b)(+)	Form of Restricted Stock Agreement — Others, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(c) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).
10.10(c)(+)

Form of Nabors Industries Ltd. TSR Stock Grant Agreement — Anthony G. Petrello, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(d) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.10(d)(+)

Form of Nabors Corporate Services, Inc. TSR Stock Grant Agreement — Anthony G. Petrello, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(e) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.10(e)(+)

Form of Nabors Industries Ltd. TSR Stock Grant Agreement — William Restrepo, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(f) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.10(f)(+)

Form of Nabors Corporate Services, Inc. TSR Grant Agreement — William Restrepo, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(g) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.10(g)(+)

Form of Nabors Industries Ltd. Restricted Stock Agreement — Anthony G. Petrello, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(h) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.10(h)(+)

Form of Nabors Corporate Services, Inc. Restricted Stock Agreement — Anthony G. Petrello, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(i) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.10(i)(+)

Form of Nabors Industries Ltd. Restricted Stock Agreement — William Restrepo, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(j) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.10(j)(+)

Form of Nabors Corporate Services, Inc. Restricted Stock Agreement — William Restrepo, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(k) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

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

Exhibit No.	Description
12	Computation of Ratios.**
21	Significant Subsidiaries.**
23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP—Houston.**
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer.**
31.1(a)	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer.**
31.2(a)	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer.*
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

*                                         Filed herewith.

**                                  Previously filed with the Original Filing.

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

Date: March 29, 2018