Form 10-Q
period 2018-03-31
NABORS INDUSTRIES LTD
filed 2018-05-03
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

YES ☐  NO ☒

The number of common shares, par value $.001 per share, outstanding as of April 27, 2018 was 317,424,214, excluding 52,800,203 common shares held by our subsidiaries, or 370,224,417 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2018	2017
	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$367,039	$336,997
Short-term investments	26,548	28,369
Accounts receivable, net	733,541	698,477
Inventory, net	174,308	166,307
Assets held for sale	36,404	37,052
Other current assets	156,533	180,134
Total current assets	1,494,373	1,447,336
Property, plant and equipment, net	5,969,063	6,109,565
Goodwill	172,982	173,226
Deferred income taxes	417,781	419,003
Other long-term assets	245,631	252,854
Total assets (1)	$8,299,830	$8,401,984
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$375	$181
Trade accounts payable	309,883	363,416
Accrued liabilities	432,294	533,044
Income taxes payable	24,276	22,835
Total current liabilities	766,828	919,476
Long-term debt	4,256,160	4,027,766
Other long-term liabilities	321,652	301,633
Deferred income taxes	11,786	10,338
Total liabilities (1)	5,356,426	5,259,213
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest in subsidiary (Note 3)	206,396	203,998
Equity:
Shareholders’ equity:
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 370,320 and 367,510, respectively	370	368
Capital in excess of par value	2,797,893	2,791,129
Accumulated other comprehensive income (loss)	(7,151)	11,185
Retained earnings	1,232,516	1,423,154
Less: treasury shares, at cost, 52,800 and 52,800 common shares, respectively	(1,314,020)	(1,314,020)
Total shareholders’ equity	2,709,608	2,911,816
Noncontrolling interest	27,400	26,957
Total equity	2,737,008	2,938,773
Total liabilities and equity	$8,299,830	$8,401,984

_____________________________

(1)	The condensed consolidated balance sheet as of March 31, 2018 and December 31, 2017 include assets and liabilities of variable interest entities. See Note 3—Joint Ventures for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues and other income:
Operating revenues	$734,194	$562,550
Earnings (losses) from unconsolidated affiliates	2	2
Investment income (loss)	465	721
Total revenues and other income	734,661	563,273

Costs and other deductions:
Direct costs	475,403	387,644
General and administrative expenses	74,571	63,409
Research and engineering	15,806	11,757
Depreciation and amortization	213,448	203,672
Interest expense	61,386	56,518
Other, net	14,089	13,510
Total costs and other deductions	854,703	736,510
Income (loss) from continuing operations before income taxes	(120,042)	(173,237)
Income tax expense (benefit):
Current	8,771	22,689
Deferred	14,774	(48,298)
Total income tax expense (benefit)	23,545	(25,609)
Income (loss) from continuing operations, net of tax	(143,587)	(147,628)
Income (loss) from discontinued operations, net of tax	(75)	(439)
Net income (loss)	(143,662)	(148,067)
Less: Net (income) loss attributable to noncontrolling interest	(539)	(917)
Net income (loss) attributable to Nabors	$(144,201)	$(148,984)

Amounts attributable to Nabors:
Net income (loss) from continuing operations	$(144,126)	$(148,545)
Net income (loss) from discontinued operations	(75)	(439)
Net income (loss) attributable to Nabors	$(144,201)	$(148,984)

Earnings (losses) per share:
Basic from continuing operations	$(0.46)	$(0.52)
Basic from discontinued operations	—	—
Total Basic	$(0.46)	$(0.52)
Diluted from continuing operations	$(0.46)	$(0.52)
Diluted from discontinued operations	—	—
Total Diluted	$(0.46)	$(0.52)
Weighted-average number of common shares outstanding:
Basic	308,788	277,781
Diluted	308,788	277,781

Dividends declared per common share	$0.06	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income (loss) attributable to Nabors	$(144,201)	$(148,984)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(9,343)	3,860
Unrealized gains (losses) on marketable securities	—	(3,201)
Pension liability amortization and adjustment	54	50
Unrealized gains (losses) and amortization on cash flow hedges	140	153
Adoption of ASU No. 2016-01	(9,144)	—
Other comprehensive income (loss), before tax	(18,293)	862
Income tax expense (benefit) related to items of other comprehensive income (loss)	43	79
Other comprehensive income (loss), net of tax	(18,336)	783
Comprehensive income (loss) attributable to Nabors	(162,537)	(148,201)
Net income (loss) attributable to noncontrolling interest	539	917
Translation adjustment attributable to noncontrolling interest	(96)	49
Comprehensive income (loss) attributable to noncontrolling interest	443	966
Comprehensive income (loss)	$(162,094)	$(147,235)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(143,662)	$(148,067)
Adjustments to net income (loss):
Depreciation and amortization	214,008	204,364
Deferred income tax expense (benefit)	14,361	(48,469)
Deferred financing costs amortization	1,967	1,728
Discount amortization on long-term debt	5,335	4,505
Losses (gains) on debt buyback	—	8,596
Losses (gains) on long-lived assets, net	2,257	2,875
Losses (gains) on investments, net	723	—
Provisions for bad debt	(3,400)	62
Share-based compensation	8,628	10,280
Foreign currency transaction losses (gains), net	2,522	877
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	(2)	(2)
Other	(372)	(751)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(34,381)	(19,260)
Inventory	(7,835)	(5,301)
Other current assets	22,600	(10,725)
Other long-term assets	6,011	15,294
Trade accounts payable and accrued liabilities	(143,050)	(38,659)
Income taxes payable	836	17,929
Other long-term liabilities	(28,229)	(53,267)
Net cash (used for) provided by operating activities	(81,683)	(57,991)
Cash flows from investing activities:
Purchases of investments	(676)	(4)
Sales and maturities of investments	1,148	91
Capital expenditures	(94,026)	(183,427)
Proceeds from sales of assets and insurance claims	3,076	3,253
Other	1,034	(106)
Net cash (used for) provided by investing activities	(89,444)	(180,193)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(383)	(469)
Proceeds from issuance of long-term debt	800,000	411,200
Debt issuance costs	(12,928)	(10,439)
Proceeds from revolving credit facilities	615,000	—
Reduction in revolving credit facilities	(680,000)	—
Proceeds from (payments for) issuance of common shares	—	8,300
Reduction in long-term debt	(460,837)	(170,491)
Dividends to shareholders	(17,148)	(17,040)
Payment for commercial paper	(40,000)	—
Cash proceeds from equity component of exchangeable debt	—	159,952
Payments on term loan	—	(162,500)
Proceeds from (payments for) short-term borrowings	194	16
Purchase of capped call hedge transactions	—	(40,250)
Other	(1,862)	(5,341)
Net cash (used for) provided by financing activities	202,036	172,938
Effect of exchange rate changes on cash and cash equivalents	(867)	1,841
Net increase (decrease) in cash and cash equivalents	30,042	(63,405)
Cash and cash equivalents, beginning of period	336,997	264,093
Cash and cash equivalents, end of period	$367,039	$200,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated
	Common Shares		in Excess	Other			Non-
		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2016	333,598	334	2,521,332	(12,119)	2,033,427	(1,295,949)	7,770	3,254,795
Net income (loss)	—	—	—	—	(148,984)	—	917	(148,067)
Dividends to shareholders ($0.06 per share)	—	—	—	—	(17,153)	—	—	(17,153)
Other comprehensive income (loss), net of tax	—	—	—	783	—	—	49	832
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	843	1	8,299	—	—	—	—	8,300
Share-based compensation	—	—	10,280	—	—	—	—	10,280
Equity component of exchangeable debt	—	—	116,195	—	—	—	—	116,195
Capped call transactions	—	—	(40,250)	—	—	—	—	(40,250)
Adoption of ASU No. 2016-09	—	—	1,943	—	5,150	—	—	7,093
Other	1,126	1	(5,342)	—	—	—	(290)	(5,631)
As of March 31, 2017	335,567	$336	$2,612,457	$(11,336)	$1,872,440	$(1,295,949)	$8,446	$3,186,394

As of December 31, 2017	367,510	368	2,791,129	11,185	1,423,154	(1,314,020)	26,957	2,938,773
Net income (loss)	—	—	—	—	(144,201)	—	539	(143,662)
Dividends to shareholders ($0.06 per share)	—	—	—	—	(19,050)	—	—	(19,050)
Other comprehensive income (loss), net of tax	—	—	—	(18,336)	—	—	(96)	(18,432)
Share-based compensation	—	—	8,628	—	—	—	—	8,628
Adoption of ASU No. 2016-01	—	—	—	—	9,144	—	—	9,144
Adoption of ASU No. 2016-16	—	—	—	—	(34,132)	—	—	(34,132)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(2,399)	—	—	(2,399)
Other	2,810	2	(1,864)	—	—	—	—	(1,862)
As of March 31, 2018	370,320	$370	$2,797,893	$(7,151)	$1,232,516	$(1,314,020)	$27,400	$2,737,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Nature of Operations

Unless the context requires otherwise, references in this report to “we,” “us,” “our,” “the Company,” or “Nabors” mean Nabors Industries Ltd., together with our subsidiaries where the context requires. References in this report to “Nabors Delaware” mean Nabors Industries, Inc., a wholly owned subsidiary of Nabors.

With operations in over 25 countries, Nabors is a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment as of March 31, 2018 which included:

•	407 actively marketed rigs for land-based drilling operations in the United States, Canada and approximately 20 other countries throughout the world; and

•	38 actively marketed rigs for offshore drilling operations in the United States and multiple international markets.

Our business consists of five reportable segments:  U.S. Drilling, Canada Drilling, International Drilling, Drilling Solutions and Rig Technologies.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position as of March 31, 2018 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the three months ended March 31, 2018 may not be indicative of results that will be realized for the full year ending December 31, 2018.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of Nabors, as well as all majority owned and non-majority owned subsidiaries required to be consolidated under U.S. GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

In addition to the consolidation of our majority owned subsidiaries, we also consolidate variable interest entities (“VIEs”) when we are determined to be the primary beneficiary of a VIE. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE. During 2016, we entered into an agreement with Saudi Aramco, to form a new joint venture, SANAD, to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. SANAD, which is equally owned by Saudi Aramco and Nabors, began operations during the fourth quarter of 2017. As we have the power to direct activities that most significantly impact SANAD’s economic performance, including operations, maintenance and certain sourcing and procurement, we have determined Nabors to be the primary beneficiary and accordingly consolidate the joint venture. See Note 3—Joint Ventures.

Revenue Recognition

We recognize revenues and costs on daywork contracts daily as the work progresses over the contract term. For certain contracts, we receive lump sum payments for the mobilization of rigs and other drilling equipment. We defer revenue related to mobilization periods and recognize the revenue over the term of the related drilling contract.

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

We recognize revenue for top drives and other capital equipment we manufacture upon transfer of control, which generally occurs when the product has been shipped to the customer.

We recognize, as operating revenue, proceeds from business interruption insurance claims in the period that the applicable proof of loss documentation is received. Proceeds from casualty insurance settlements in excess of the carrying value of damaged assets are recognized in other, net in our condensed consolidated statement of income (loss) in the period that the applicable proof of loss documentation is received. Proceeds from casualty insurance settlements that are expected to be less than the carrying value of damaged assets are recognized at the time the loss is incurred and recorded in other, net in our condensed consolidated statement of income (loss).

We recognize reimbursements received for out of pocket expenses incurred as revenues and account for out of pocket expenses as direct costs.

Inventory, net

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Raw materials	$127,273	$124,635
Work-in-progress	21,972	19,113
Finished goods	25,063	22,559
	$174,308	$166,307

Property, Plant and Equipment

We review our assets for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the estimated undiscounted future cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to the extent the carrying amount of the long-lived asset exceeds its estimated fair value. Management considers a number of factors such as estimated future cash flows from the assets, appraisals and current market value analysis in determining fair value. The determination of future cash flows requires the estimation of utilization, dayrates, operating margins, sustaining capital and remaining economic life. Such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry. Significant and unanticipated changes to the assumptions could result in future impairments. In December 2017, we signed a Purchase and Sale Agreement (“PSA”) to sell certain of our jackups for a combination of cash and equity. The PSA included several conditions to closing that must be reached before the deal proceeds to close. We are uncertain at this time whether these conditions may be achieved within the requisite time period in which the parties have the election to terminate, as well as what the ultimate consideration value may be at closing. However, if the conditions are met and the deal proceeds to close, we could record a loss on the sale in the range of up to $50 million - $70 million. If the deal does not close, we intend to continue operating these rigs under the current renegotiated contracts. A significantly prolonged period of lower oil and natural gas prices could continue to adversely affect the demand for and prices of our services, which could result in future impairment charges. As the determination of whether impairment charges should be recorded on our long-lived assets is subject to significant management judgment, and an impairment of these assets could result in a material charge on our consolidated statements of income (loss), management believes that accounting estimates related to impairment of long-lived assets are critical.

For an asset classified as held for sale, we consider the asset impaired when its carrying amount exceeds fair value less its cost to sell. Fair value is determined in the same manner as a long lived asset that is held and used.

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

Our estimated fair values of our reporting units incorporate judgment and the use of estimates by management. The fair values calculated in these impairment tests were determined using discounted cash flow models involving assumptions based on our utilization of rigs or other oil and gas service equipment, revenues and earnings from affiliates, as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. Our discounted cash flow projections for each reporting unit were based on financial forecasts. The future cash flows were discounted to present value using discount rates determined to be appropriate for each reporting unit. Terminal values for each reporting unit were calculated using a Gordon Growth methodology with a long term growth rate of 3%.

Another factor in determining whether impairment has occurred is the relationship between our market capitalization and our book value. As part of our annual review, we compared the sum of our reporting units’ estimated fair value, which included the estimated fair value of non-operating assets and liabilities, less debt, to our market capitalization and assessed the reasonableness of our estimated fair value. Any of the above mentioned factors may cause us to re-evaluate goodwill during any quarter throughout the year.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, relating to the revenue recognition from contracts with customers that creates a common revenue standard for U.S. GAAP and IFRS. The core principle requires the recognition of revenue to represent the transfer of promised goods or services to customers in an amount that reflects the consideration, including costs incurred, to which the entity expects to be entitled in exchange for those goods or services. The standard also requires significantly expanded disclosures containing qualitative and quantitative information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a one year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. Throughout 2017 we, along with our third party consultants, identified and reviewed our revenue streams, identified a subset of contracts to represent these revenue streams and performed a detailed analysis of such contracts. We adopted this guidance under the modified retrospective approach as of January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements. See Note 12—Revenue Recognition.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall, relating to the recognition and measurement of financial assets and liabilities. This standard enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. This new standard became effective for us on January 1, 2018. Upon adoption, we recorded an adjustment to retained earnings of $9.1 million to eliminate the net unrealized gain balance in accumulated other comprehensive income (loss) related to the marketable securities. If we do have a material amount of investments in marketable securities in the future, we expect that the impact to our consolidated statements of income (loss) and other comprehensive income (loss) from this update could be material. Furthermore, depending on trends in the stock market, we may see increased volatility in our consolidated statements of income (loss) and other comprehensive income (loss).

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes, which simplifies the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. We adopted this standard during the first quarter of 2018 using the modified retrospective method, through a cumulative-effect adjustment directly to retained earnings. Upon adoption, we reduced deferred tax assets by approximately $34.1 million and recognized an offsetting decrease to retained earnings.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases, relating to leases to increase transparency and comparability among companies. This standard requires that all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. Additionally, this standard will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective approach is currently required for the adoption of this guidance, which is effective for our reporting period beginning January 1, 2019. Early adoption is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. In addition, the standard requires certain disclosures regarding stranded tax effects. This guidance is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact this will have on our consolidated financial statements.

Note 3 Joint Ventures

During 2016, we entered into an agreement with Saudi Aramco to form SANAD, a new joint venture, to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. SANAD, which is equally owned by Saudi Aramco and Nabors, began operations during the fourth quarter of 2017.

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, during 2017 Nabors and Saudi Aramco each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, each with a value of approximately $204 million to the joint venture in exchange for redeemable ownership interests which accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying consolidated balance sheet Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet.

The condensed balance sheet of SANAD, as included in our consolidated balance sheet, is presented below.

	March 31,	December 31,
(In thousands)	2018	2017
Assets:
Cash and cash equivalents	$120,051	$94,496
Accounts receivable	19,819	10,580
Other current assets	10,046	10,834
Property, plant and equipment, net	121,408	130,218
Other long-term assets	21,921	23,091
Total assets	$293,245	$269,219
Liabilities:
Accounts payable	$56,906	$7,236
Accrued liabilities	5,808	2,592
Total liabilities	$62,714	$9,828

The assets of SANAD cannot be used by Nabors for general corporate purposes. Additionally, creditors of SANAD do not have recourse to other assets of Nabors

Note 4 Fair Value Measurements

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

Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During the three months ended March 31, 2018, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of March 31, 2018
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Short-term investments:
Available-for-sale equity securities	$22,762	$3,776	$—
Mortgage-CMO debt securities	—	10	—
Total short-term investments	$22,762	$3,786	$—

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Short-term investments:
Available-for-sale equity securities	$22,909	$5,450	$—
Mortgage-CMO debt securities	—	10	—
Total short-term investments	$22,909	$5,460	$—

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

	March 31, 2018		December 31, 2017

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)
6.15% senior notes due February 2018	$—	$—	$460,762	$462,674
9.25% senior notes due January 2019	303,489	316,642	303,489	321,028
5.00% senior notes due September 2020	669,922	671,610	669,846	670,757
4.625% senior notes due September 2021	695,168	672,116	695,108	665,003
5.50% senior notes due January 2023	600,000	586,524	600,000	584,850
5.10% senior notes due September 2023	346,608	330,061	346,576	325,844
0.75% senior exchangeable notes due January 2024	435,074	431,262	429,982	443,940
5.75% senior notes due February 2025	800,000	754,504	—	—
Revolving credit facility	445,000	445,000	510,000	510,000
Commercial paper	—	—	40,000	40,000
Other	375	375	181	181
	4,295,636	$4,208,094	4,055,944	$4,024,277
Less: deferred financing costs	39,101		27,997
	$4,256,535		$4,027,947

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

As of March 31, 2018 our short-term investments were carried at fair market value and included $26.5 million in securities classified as available-for-sale. As of December 31, 2017, our short-term investments were carried at fair market value and included $28.4 million in securities classified as available-for-sale.

Note 5 Debt

Debt consisted of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
6.15% senior notes due February 2018 (1)	$—	$460,762
9.25% senior notes due January 2019 (2)	303,489	303,489
5.00% senior notes due September 2020	669,922	669,846
4.625% senior notes due September 2021	695,168	695,108
5.50% senior notes due January 2023	600,000	600,000
5.10% senior notes due September 2023	346,608	346,576
0.75% senior exchangeable notes due January 2024	435,074	429,982
5.75% senior notes due February 2025	800,000	—
Term loan facility	—	—
Revolving credit facility	445,000	510,000
Commercial paper	—	40,000
Other	375	181
	4,295,636	4,055,944
Less: current portion	375	181
Less: deferred financing costs	39,101	27,997
	$4,256,160	$4,027,766

(1)	The 6.15% senior notes were repaid in February 2018, utilizing proceeds received in connection with the 5.75% senior notes offering.
(2)

The 9.25% senior notes due January 2019 have been classified as long-term because we have the ability and intent to repay this obligation utilizing our revolving credit facility (see Revolving Credit Facility below).

During the three months ended March 31, 2018, we repaid the $460.8 million aggregate principal amount outstanding on our 6.15% senior notes due February 2018 for approximately $475.0 million in cash, reflecting principal and approximately $14.2 million of accrued and unpaid interest.

5.75% Senior Notes Due February 2025

In January 2018, Nabors Industries, Inc. (“Nabors Delaware”), a wholly owned subsidiary of Nabors, issued $800 million in aggregate principal amount of 5.75% senior unsecured notes due February 1, 2025, which are fully and unconditionally guaranteed by Nabors. The notes are subject to registration rights. The notes pay interest semi-annually on February 1 and August 1, beginning on August 1, 2018, and will mature on February 1, 2025.

The notes rank equal in right of payment to all of Nabors Delaware’s existing and future unsubordinated indebtedness, and senior in right of payment to all of Nabors Delaware’s existing and future senior subordinated and subordinated indebtedness. Our guarantee of the notes is unsecured and an unsubordinated obligation and ranks equal in right of payments to all of our unsecured and unsubordinated indebtedness from time to time outstanding. In the event of a change of control triggering event, as defined in the indenture, the holders of the notes may require Nabors Delaware to purchase all or a portion of the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any. The notes are redeemable in whole or in part at any time at the option of Nabors Delaware at a redemption price, plus accrued and unpaid interest, as specified in the indenture. Nabors Delaware used a portion of the proceeds to repay the amount outstanding on the 6.15% senior notes due February 2018. The remaining proceeds not used for such purposes were allocated for general corporate purposes, including to repay amounts outstanding under the commercial paper program and to repurchase or repay other indebtedness.

0.75% Senior Exchangeable Notes Due January 2024

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

Commercial Paper Program

As of March 31, 2018, we had no borrowings outstanding under this facility. Our commercial paper borrowings are classified as long-term debt because the borrowings are fully supported by availability under our revolving credit facility, which matures as currently structured in July 2020, more than one year from now.

Revolving Credit Facility

As of March 31, 2018, we had $445.0 million outstanding under our $2.25 billion revolving credit facility, which matures in July 2020. The weighted average interest rate on borrowings at March 31, 2018 was 3.15%. The revolving credit facility contains various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in the agreement. Availability under the revolving credit facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. We were in compliance with all covenants under the agreement at March 31, 2018. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable. We have contemplated various alternative actions that could be pursued if we believe a violation of the covenant seemed likely to occur in the future.  These actions include reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives.

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

Note 6 Common Shares

During the year ended December 31, 2017, we repurchased 3.1 million of our common shares in the open market for $18.1 million, all of which are held by our subsidiaries, and which are accounted for as treasury shares.

On February 23, 2018, a cash dividend of $0.06 per share was declared for shareholders of record on March 13, 2018. The dividend was paid on April 3, 2018 in the amount of $19.1 million and was charged to retained earnings in our condensed consolidated statements of changes in equity for the three months ended March 31, 2018.

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

In certain jurisdictions we have recognized deferred tax assets and liabilities. Judgment and assumptions are required in determining whether deferred tax assets will be fully or partially utilized. When we estimate that all or some portion of certain deferred tax assets such as net operating loss carryforwards will not be utilized, we establish a valuation allowance for the amount we determine to be more likely than not unrealizable. We continually evaluate strategies that could allow for future utilization of our deferred assets. Any change in the ability to utilize such deferred assets will be accounted for in the period of the event affecting the valuation allowance. If facts and circumstances cause us to change our expectations regarding future tax consequences, the resulting adjustments could have a material effect on our financial results or cash flow. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize the deferred tax assets that we have recognized. However, it is possible that some of our recognized deferred tax assets, relating to net operating loss carryforwards, could expire unused or could carryforward indefinitely without utilization. Therefore, unless we are able to generate sufficient taxable income from our component operations, a substantial valuation allowance to reduce our deferred tax assets may be required, which would materially increase our tax expense in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial condition.

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

We self-insure for certain losses relating to workers’ compensation, employers’ liability, general liability, automobile liability and property damage. Some of our workers’ compensation, employers’ liability and marine employers’ liability claims are subject to a $3.0 million per-occurrence deductible; additionally, some of our automobile liability claims are subject to a $2.5 million deductible. General liability claims remain subject to a $5.0 million per-occurrence deductible. Our policies were renewed effective April 1, 2018 and remain subject to these same deductibles.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $24.7 million (at March 31, 2018 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $16.7 million in excess of amounts accrued.

On September 29, 2017, Nabors and Nabors Maple Acquisition Ltd. were sued, along with Tesco Corporation (“Tesco”) and its Board of Directors, in a putative shareholder class action filed in the United States District Court for the Southern District of Texas, Houston Division. The plaintiff alleges that the September 18, 2017 Preliminary Proxy Statement filed by Tesco with the United States Securities and Exchange Commission omitted material information with respect to the proposed transaction between Tesco and Nabors announced on August 14, 2017. The plaintiff claims that the omissions rendered the Proxy Statement false and misleading, constituting a violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and alleges liability by Nabors as a control person of Tesco. The court consolidated several matters and entered a lead plaintiff appointment order. Plaintiff recently filed their amended complaint, adding

Nabors Industries, Ltd. as a party. Nabors is preparing its motion to dismiss and will vehemently defend itself against the allegations.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2018	2019	2020	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$202,595	55,584	40	—	$258,219

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

Diluted earnings (losses) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and unvested restricted stock. Shares issuable upon exchange of the $575 million 0.75% exchangeable notes are not included in the calculation of diluted earnings (losses) per share unless the exchange value of the notes exceeds their principal amount at the end of the relevant reporting period, in which case the notes will be accounted for as if the number of common shares that would be necessary to settle the excess are issued. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings (losses) per share calculation, when the price of our shares exceeds $25.16 on the last trading day of the quarter, which did not occur during the three months ended March 31, 2018.

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(143,587)	$(147,628)
Less: net (income) loss attributable to noncontrolling interest	(539)	(917)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(2,398)	—
Less: (earnings) losses allocated to unvested shareholders	3,360	3,811
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(143,164)	$(144,734)
Income (loss) from discontinued operations, net of tax	$(75)	$(439)

Weighted-average number of shares outstanding - basic	308,788	277,781
Earnings (losses) per share:
Basic from continuing operations	$(0.46)	$(0.52)
Basic from discontinued operations	—	—
Total Basic	$(0.46)	$(0.52)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(143,164)	$(144,734)
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(143,164)	$(144,734)
Income (loss) from discontinued operations, net of tax	$(75)	$(439)

Weighted-average number of shares outstanding - basic	308,788	277,781
Add: dilutive effect of potential common shares	—	—
Weighted-average number of shares outstanding - diluted	308,788	277,781
Earnings (losses) per share:
Diluted from continuing operations	$(0.46)	$(0.52)
Diluted from discontinued operations	—	—
Total Diluted	$(0.46)	$(0.52)

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

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)

Potentially dilutive securities excluded as anti-dilutive	4,534	4,648

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

Note 9 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Accrued compensation	$105,571	$130,970
Deferred revenue	202,712	218,370
Other taxes payable	18,042	32,095
Workers’ compensation liabilities	13,987	13,987
Interest payable	27,587	65,642
Litigation reserves	21,394	18,830
Current liability to discontinued operations	5,978	6,074
Dividends declared and payable	19,052	17,148
Other accrued liabilities	17,971	29,928
	$432,294	$533,044

Other, net included the following:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$2,257	$2,875
Transaction related costs (1)	7,044	—
Litigation expenses and reserves	3,600	821
Foreign currency transaction losses (gains)	2,522	876
(Gain) loss on debt buyback	—	8,596
Other losses (gains)	(1,334)	342
	$14,089	$13,510

(1)	Represents transaction related costs, including professional fees, severances, facility closure costs and other cost rationalization items, primarily in connection with the acquisition of Tesco.

The changes in accumulated other comprehensive income (loss), by component, included the following:

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2017	$(1,296)	$14,235	$(3,760)	$(21,298)	$(12,119)
Other comprehensive income (loss) before reclassifications	—	(3,201)	—	3,860	659
Amounts reclassified from accumulated other comprehensive income (loss)	93	—	31	—	124
Net other comprehensive income (loss)	93	(3,201)	31	3,860	783
As of March 31, 2017	$(1,203)	$11,034	$(3,729)	$(17,438)	$(11,336)

(1)	All amounts are net of tax.

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2018	$(922)	$9,144	$(4,111)	$7,074	$11,185
Other comprehensive income (loss) before reclassifications	—	—	—	(9,343)	(9,343)
Amounts reclassified from accumulated other comprehensive income (loss)	109	—	42	—	151
Adoption of ASU No. 2016-01	—	(9,144)	—	—	(9,144)
Net other comprehensive income (loss)	109	(9,144)	42	(9,343)	(18,336)
As of March 31, 2018	$(813)	$—	$(4,069)	$(2,269)	$(7,151)

(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Interest expense	$140	$153
General and administrative expenses	54	50
Total income (loss) from continuing operations before income tax	(194)	(203)
Tax expense (benefit)	(43)	(79)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(151)	$(124)

Note 10 Assets Held for Sale and Discontinued Operations

Assets Held for Sale

Assets held for sale as of March 31, 2018 and December 31, 2017 was $36.4 million and $37.1 million, respectively. These assets consisted primarily of our oil and gas holdings which are mainly in the Horn River basin in western Canada of $25.3 million and $25.9 million, respectively, as of the periods noted above and the operating results have been reflected in discontinued operations. The remainder represents assets that meet the criteria to be classified as assets held for sale, but do not represent a disposal of a component of an entity or a group of components of an entity representing a strategic shift that has or will have a major effect on the entity's operations and financial results.

The carrying value of our assets held for sale represents the lower of carrying value or fair value less costs to sell. We continue to market these properties at prices that are reasonable compared to current fair value.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing associated with these properties held for sale. At March 31, 2018, our undiscounted contractual commitments for these contracts approximated $9.0 million and we had liabilities of $6.9 million, $6.0 million of which were classified as current and were included in accrued liabilities. At December 31, 2017, our undiscounted contractual commitments for these contracts approximated $11.2 million and we had liabilities of $8.5 million, $6.1 million of which were classified as current and were included in accrued liabilities.

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

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations were as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Operating revenues (1)	$1,643	$2,034
Income (loss) from Oil & Gas discontinued operations:
Income (loss) from discontinued operations	$(452)	$(590)
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets	36	20
Less: Income tax expense (benefit)	(413)	(171)
Income (loss) from Oil and Gas discontinued operations, net of tax	$(75)	$(439)

(1)	Reflects operating revenues of our historical oil and gas operating segment.

Note 11 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Operating revenues:
U.S. Drilling	$241,002	$161,934
Canada Drilling	31,887	27,808
International Drilling	368,845	338,223
Drilling Solutions	62,648	27,365
Rig Technologies	64,669	44,076
Other reconciling items (1)	(34,857)	(36,856)
Total	$734,194	$562,550

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$(19,746)	$(63,182)
Canada Drilling	(592)	(4,011)
International Drilling	24,536	11,974
Drilling Solutions	8,721	(978)
Rig Technologies	(12,976)	(8,131)
Total segment adjusted operating income (loss)	$(57)	$(64,328)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total segment adjusted operating income (loss) (2)	$(57)	$(64,328)
Other reconciling items (3)	(44,977)	(39,604)
Earnings (losses) from unconsolidated affiliates	2	2
Investment income (loss)	465	721
Interest expense	(61,386)	(56,518)
Other, net	(14,089)	(13,510)
Income (loss) from continuing operations before income taxes	$(120,042)	$(173,237)

	March 31,	December 31,
	2018	2017
	(In thousands)
Total assets:
U.S. Drilling	$3,152,505	$3,203,560
Canada Drilling	346,240	347,773
International Drilling	3,517,325	3,540,829
Drilling Solutions	192,276	182,162
Rig Technologies	461,216	459,665
Other reconciling items (3)	630,268	667,995
Total	$8,299,830	$8,401,984

(1)	Represents the elimination of inter-segment transactions.

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

Note 12 Revenue Recognition

On January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers (ASC 606). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration we expect to receive in exchange for those goods or services. In addition, ASC 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

We elected to adopt the standard using the modified retrospective method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. There was no impact to our consolidated financial statements as a result of adopting ASC 606.

We recognize revenue when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all of the remaining benefits from that good or service. Contract drilling revenues are recorded over time utilizing the input method based on time elapsed. The measurement of progress considers the transfer of the service to the customer as we provide daily drilling services. We receive payment after the services have been performed by billing customers periodically (typically monthly). However, a portion of our revenues are recognized at a point-in-time as control is transferred at a distinct point in time such as with the sale of our top drives and other capital equipment. Within our drilling contracts, we have identified one performance obligation in which the transaction price is allocated.

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	March 31, 2018
	(in thousands)

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$204,592	$—	$—	$44,273	$50,597	$—	$299,462
U.S. Offshore Gulf of Mexico	20,991	—	—	3,299	—	—	24,290
Alaska	15,419	—	—	566	136	—	16,121
Canada	—	31,887	—	2,290	3,391	—	37,568
Middle East & Asia	—	—	233,857	7,725	5,208	—	246,790
Latin America	—	—	83,883	3,984	1,658	—	89,525
Europe, Africa & CIS	—	—	51,105	511	3,679	—	55,295
Eliminations & other	—	—	—	—	—	(34,857)	(34,857)
As of March 31, 2018	$241,002	$31,887	$368,845	$62,648	$64,669	$(34,857)	$734,194

	Three Months Ended
	March 31, 2017
	(in thousands)

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$137,223	$—	$—	$22,318	$38,659	$—	$198,200
U.S. Offshore Gulf of Mexico	13,306	—	—	85	—	—	13,391
Alaska	11,405	—	—	1,131	126	—	12,662
Canada	—	27,808	—	1,983	1,976	—	31,767
Middle East & Asia	—	—	196,260	1,303	3,315	—	200,878
Latin America	—	—	93,444	516	—	—	93,960
Europe, Africa & CIS	—	—	48,519	29	—	—	48,548
Eliminations & other	—	—	—	—	—	(36,856)	(36,856)
As of March 31, 2017	$161,934	$27,808	$338,223	$27,365	$44,076	$(36,856)	$562,550

Contract balances

We perform our obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. We recognize a contract asset or liability when we transfer goods or services to a customer and bill an amount which differs from the revenue allocated to the related performance obligations.

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on our condensed consolidated balance sheet. In general, we receive payments from customers based on dayrates as stipulated in our contracts (i.e. operating rate, standby rate). The invoices billed to the customer are based on the varying rates applicable to the operating status on each rig. Accounts receivable are recorded when the right to consideration becomes unconditional.

Dayrate contracts also may contain fees charged to the customer for up-front rig modifications, mobilization and demobilization of equipment and personnel. These fees are associated with contract fulfillment activities, and the related revenue (subject to any constraint on estimates of variable consideration) is allocated to a single performance obligation and recognized ratably over the initial term of the contract. Mobilization fees are generally billable to the customer in the initial phase of a contract and generate contract liabilities until they are recognized as revenue. Demobilization fees are generally received at the end of the contract and generate contract assets when they are recognized as revenue prior to becoming receivables from the customer.

We receive reimbursements from our customers for the purchase of supplies, equipment, personnel services and other services provided at their request. Reimbursable revenues are variable and subject to uncertainty as the amounts received and timing thereof are dependent on factors outside of our influence. Accordingly, these revenues are constrained and not recognized until the uncertainty is resolved, which typically occurs when the related costs are incurred on behalf of the customer. We are generally considered a principal in these transactions and record the associated revenues at the gross amounts billed to the customer.

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows (in millions):

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

As of December 31, 2017	$738.0	$67.0	$46.9	$218.4	$135.0
As of March 31, 2018	$772.0	$66.7	$36.5	$202.7	$106.0

Approximately 58% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2018, of which 15% was recognized during the three months ended March 31, 2018, and 26% is expected to be recognized during 2019. The remaining 16% of the contract liability balance at the beginning of the period is included within other long-term liabilities and expected to be recognized as revenue during 2020 or thereafter. Additionally, 62% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2018, of which 17% was recognized during the three months ended March 31, 2018, and 30% is expected to be recognized during 2019. The remaining 8% of the contract asset balance at the beginning of the period is included within other long-term assets and expected to be recognized as expense during 2020 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of March 31, 2018 and December 31, 2017, statements of income (loss) and statements of other comprehensive income (loss) for the three months ended March 31, 2018 and 2017, and statements of cash flows for the three months ended March 31, 2018 and 2017 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	March 31, 2018
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$474	$44	$366,521	$—	$367,039
Short-term investments	—	—	26,548	—	26,548
Accounts receivable, net	—	—	733,541	—	733,541
Inventory, net	—	—	174,308	—	174,308
Assets held for sale	—	—	36,404	—	36,404
Other current assets	50	—	156,483	—	156,533
Total current assets	524	44	1,493,805	—	1,494,373
Property, plant and equipment, net	—	—	5,969,063	—	5,969,063
Goodwill	—	—	172,982	—	172,982
Intercompany receivables	138,120	555,926	—	(694,046)	—
Investment in consolidated affiliates	2,592,942	5,555,826	3,803,983	(11,952,751)	—
Deferred income taxes	—	348,436	417,781	(348,436)	417,781
Other long-term assets	—	122	271,534	(26,025)	245,631
Total assets	$2,731,586	$6,460,354	$12,129,148	$(13,021,258)	$8,299,830

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$375	$—	$375
Trade accounts payable	127	36	309,720	—	309,883
Accrued liabilities	21,851	27,785	382,658	—	432,294
Income taxes payable	—	—	24,276	—	24,276
Total current liabilities	21,978	27,821	717,029	—	766,828
Long-term debt	—	4,282,185	—	(26,025)	4,256,160
Other long-term liabilities	—	16,291	305,361	—	321,652
Deferred income taxes	—	—	360,222	(348,436)	11,786
Intercompany payable	—	—	694,046	(694,046)	—
Total liabilities	21,978	4,326,297	2,076,658	(1,068,507)	5,356,426
Redeemable noncontrolling interest in subsidiary	—	—	206,396	—	206,396
Shareholders’ equity	2,709,608	2,134,057	9,818,694	(11,952,751)	2,709,608
Noncontrolling interest	—	—	27,400	—	27,400
Total equity	2,709,608	2,134,057	9,846,094	(11,952,751)	2,737,008
Total liabilities and equity	$2,731,586	$6,460,354	$12,129,148	$(13,021,258)	$8,299,830

Condensed Consolidating Balance Sheets

	December 31, 2017
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$1,091	$44	$335,862	$—	$336,997
Short-term investments	—	—	28,369	—	28,369
Accounts receivable, net	—	—	698,477	—	698,477
Inventory, net	—	—	166,307	—	166,307
Assets held for sale	—	—	37,052	—	37,052
Other current assets	50	56	180,028	—	180,134
Total current assets	1,141	100	1,446,095	—	1,447,336
Property, plant and equipment, net	—	—	6,109,565	—	6,109,565
Goodwill	—	—	173,226	—	173,226
Intercompany receivables	133,602	481,092	—	(614,694)	—
Investment in consolidated affiliates	2,799,320	5,531,799	3,799,933	(12,131,052)	—
Deferred tax assets	—	333,349	419,003	(333,349)	419,003
Other long-term assets	—	78	324,919	(72,143)	252,854
Total assets	$2,934,063	$6,346,418	$12,272,741	$(13,151,238)	$8,401,984

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$181	$—	$181
Trade accounts payable	147	124	363,145	—	363,416
Accrued liabilities	21,100	67,760	444,184	—	533,044
Income taxes payable	—	—	22,835	—	22,835
Total current liabilities	21,247	67,884	830,345	—	919,476
Long-term debt	—	4,099,909	—	(72,143)	4,027,766
Other long-term liabilities	—	16,284	285,349	—	301,633
Deferred income taxes	—	—	343,687	(333,349)	10,338
Intercompany payable	1,000	—	613,694	(614,694)	—
Total liabilities	22,247	4,184,077	2,073,075	(1,020,186)	5,259,213
Redeemable noncontrolling interest in subsidiary	—	—	203,998	—	203,998
Shareholders’ equity	2,911,816	2,162,341	9,968,711	(12,131,052)	2,911,816
Noncontrolling interest	—	—	26,957	—	26,957
Total equity	2,911,816	2,162,341	9,995,668	(12,131,052)	2,938,773
Total liabilities and equity	$2,934,063	$6,346,418	$12,272,741	$(13,151,238)	$8,401,984

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended March 31, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$734,194	$—	$734,194
Earnings (losses) from unconsolidated affiliates	—	—	2	—	2
Earnings (losses) from consolidated affiliates	(141,825)	23,985	(26,525)	144,365	—
Investment income (loss)	2	—	3,444	(2,981)	465
Total revenues and other income	(141,823)	23,985	711,115	141,384	734,661
Costs and other deductions:
Direct costs	—	—	475,403	—	475,403
General and administrative expenses	2,383	242	72,115	(169)	74,571
Research and engineering	—	—	15,806	—	15,806
Depreciation and amortization	—	30	213,418	—	213,448
Interest expense	—	65,325	(3,939)	—	61,386
Other, net	(5)	—	13,925	169	14,089
Total costs and other deductions	2,378	65,597	786,728	—	854,703
Income (loss) from continuing operations before income taxes	(144,201)	(41,612)	(75,613)	141,384	(120,042)
Income tax expense (benefit)	—	(15,087)	38,632	—	23,545
Income (loss) from continuing operations, net of tax	(144,201)	(26,525)	(114,245)	141,384	(143,587)
Income (loss) from discontinued operations, net of tax	—	—	(75)	—	(75)
Net income (loss)	(144,201)	(26,525)	(114,320)	141,384	(143,662)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(539)	—	(539)
Net income (loss) attributable to Nabors	$(144,201)	$(26,525)	$(114,859)	$141,384	$(144,201)

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended March 31, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$562,550	$—	$562,550
Earnings (losses) from unconsolidated affiliates	—	—	2	—	2
Earnings (losses) from consolidated affiliates	(145,871)	(50,717)	(96,239)	292,827	—
Investment income (loss)	17	63	3,621	(2,980)	721
Total revenues and other income	(145,854)	(50,654)	469,934	289,847	563,273
Costs and other deductions:
Direct costs	—	—	387,644	—	387,644
General and administrative expenses	3,298	137	60,153	(179)	63,409
Research and engineering	—	—	11,757	—	11,757
Depreciation and amortization	—	31	203,641	—	203,672
Interest expense	—	60,755	(4,237)	—	56,518
Other, net	(159)	11,397	2,093	179	13,510
Intercompany interest expense	(9)	—	9	—	—
Total costs and other deductions	3,130	72,320	661,060	—	736,510
Income (loss) from continuing operations before income taxes	(148,984)	(122,974)	(191,126)	289,847	(173,237)
Income tax expense (benefit)	—	(26,735)	1,126	—	(25,609)
Income (loss) from continuing operations, net of tax	(148,984)	(96,239)	(192,252)	289,847	(147,628)
Income (loss) from discontinued operations, net of tax	—	—	(439)	—	(439)
Net income (loss)	(148,984)	(96,239)	(192,691)	289,847	(148,067)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(917)	—	(917)
Net income (loss) attributable to Nabors	$(148,984)	$(96,239)	$(193,608)	$289,847	$(148,984)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(144,201)	$(26,525)	$(114,859)	$141,384	$(144,201)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	(9,343)	—	(9,343)	9,343	(9,343)
Pension liability amortization and adjustment	54	54	108	(162)	54
Unrealized gains (losses) and amortization on cash flow hedges	140	140	140	(280)	140
Adoption of ASU No. 2016-01	(9,144)	—	(9,144)	9,144	(9,144)
Other comprehensive income (loss) before tax	(18,293)	194	(18,239)	18,045	(18,293)
Income tax expense (benefit) related to items of other comprehensive income (loss)	43	43	86	(129)	43
Other comprehensive income (loss), net of tax	(18,336)	151	(18,325)	18,174	(18,336)
Comprehensive income (loss) attributable to Nabors	(162,537)	(26,374)	(133,184)	159,558	(162,537)
Net income (loss) attributable to noncontrolling interest	—	—	539	—	539
Translation adjustment attributable to noncontrolling interest	—	—	(96)	—	(96)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	443	—	443
Comprehensive income (loss)	$(162,537)	$(26,374)	$(132,741)	$159,558	$(162,094)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(148,984)	$(96,239)	$(193,608)	$289,847	$(148,984)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	3,860	(7)	3,860	(3,853)	3,860
Unrealized gains (losses) on marketable securities	(3,201)	—	(3,201)	3,201	(3,201)
Pension liability amortization and adjustment	50	50	100	(150)	50
Unrealized gains (losses) and amortization on cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	862	196	912	(1,108)	862
Income tax expense (benefit) related to items of other comprehensive income (loss)	79	79	158	(237)	79
Other comprehensive income (loss), net of tax	783	117	754	(871)	783
Comprehensive income (loss) attributable to Nabors	(148,201)	(96,122)	(192,854)	288,976	(148,201)
Net income (loss) attributable to noncontrolling interest	—	—	917	—	917
Translation adjustment attributable to noncontrolling interest	—	—	49	—	49
Comprehensive income (loss) attributable to noncontrolling interest	—	—	966	—	966
Comprehensive income (loss)	$(148,201)	$(96,122)	$(191,888)	$288,976	$(147,235)

Condensed Consolidating Statements Cash Flows

	Three Months Ended March 31, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$22,374	$(98,371)	$19,295	$(24,981)	$(81,683)
Cash flows from investing activities:
Purchases of investments	—	—	(676)	—	(676)
Sales and maturities of investments	—	—	1,148	—	1,148
Capital expenditures	—	—	(94,026)	—	(94,026)
Proceeds from sales of assets and insurance claims	—	—	3,076	—	3,076
Change in intercompany balances	—	(122,864)	122,864	—	—
Other changes in investing	—	—	1,034	—	1,034
Net cash provided by (used for) investing activities	—	(122,864)	33,420	—	(89,444)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(383)	—	(383)
Proceeds from issuance of long-term debt	—	800,000	—	—	800,000
Debt issuance costs	—	(12,928)	—	—	(12,928)
Proceeds from revolving credit facilities	—	615,000	—	—	615,000
Reduction of long-term debt	—	(460,837)	—	—	(460,837)
Dividends to shareholders	(20,129)	—	—	2,981	(17,148)
Proceeds from (payment for) commercial paper, net	—	(40,000)	—	—	(40,000)
Reduction in revolving credit facilities	—	(680,000)	—	—	(680,000)
Proceeds from (payments for) short-term borrowings	—	—	194	—	194
Proceeds from issuance of intercompany debt	20,000	—	(20,000)	—	—
Paydown of intercompany debt	(21,000)	—	21,000	—	—
Distribution from subsidiary to parent	—	—	(22,000)	22,000	—
Other changes	(1,862)	—	—	—	(1,862)
Net cash (used for) provided by financing activities	(22,991)	221,235	(21,189)	24,981	202,036
Effect of exchange rate changes on cash and cash equivalents	—	—	(867)	—	(867)
Net increase (decrease) in cash and cash equivalents	(617)	—	30,659	—	30,042
Cash and cash equivalents, beginning of period	1,091	44	335,862	—	336,997
Cash and cash equivalents, end of period	$474	$44	$366,521	$—	$367,039

Condensed Consolidating Statements Cash Flows

	Three Months Ended March 31, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$70,492	$(112,431)	$53,928	$(69,980)	$(57,991)
Cash flows from investing activities:
Purchases of investments	—	—	(4)	—	(4)
Sales and maturities of investments	—	—	91	—	91
Capital expenditures	—	—	(183,427)	—	(183,427)
Proceeds from sale of assets and insurance claims	—	—	3,253	—	3,253
Change in intercompany balances	—	(198,035)	198,035	—	—
Other	—	—	(106)	—	(106)
Net cash provided by (used for) investing activities	—	(198,035)	17,842	—	(180,193)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(469)	—	(469)
Debt issuance costs	—	(10,439)	—	—	(10,439)
Proceeds from (payments for) issuance of common shares	8,300	—	—	—	8,300
Reduction in long-term debt	—	(57,670)	(112,821)	—	(170,491)
Dividends to shareholders	(20,020)	—	—	2,980	(17,040)
Proceeds from (payments for) issuance of intercompany debt	20,000	20,000	(40,000)	—	—
Purchase of capped call hedge transactions	—	(40,250)	—	—	(40,250)
Proceeds from issuance of long-term debt	—	411,200	—	—	411,200
Payments on term loan	—	(162,500)	—	—	(162,500)
Paydown of intercompany debt	(66,000)	(20,000)	86,000	—	—
Cash proceeds from equity component of convertible debt	—	159,952	—	—	159,952
Proceeds from (payments for) short-term borrowings	—	—	16	—	16
Distribution from subsidiary to parent	—	—	(67,000)	67,000	—
Other changes	(5,341)	—	—	—	(5,341)
Net cash (used for) provided by financing activities	(63,061)	300,293	(134,274)	69,980	172,938
Effect of exchange rate changes on cash and cash equivalents	—	—	1,841	—	1,841
Net increase (decrease) in cash and cash equivalents	7,431	(10,173)	(60,663)	—	(63,405)
Cash and cash equivalents, beginning of period	1,148	10,177	252,768	—	264,093
Cash and cash equivalents, end of period	$8,579	$4	$192,105	$—	$200,688

Note 14 Subsequent Events

On April 20, 2018, our Board of Directors declared a cash dividend of $0.06 per common share, which will be paid on July 3, 2018 to shareholders of record at the close of business on June 12, 2018.

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

•

our access to and the cost of capital, including the impact of a downgrade in our credit rating, covenant restrictions, availability under our unsecured revolving credit facility, and future issuances of debt or equity securities;

•	our dependence on our operating subsidiaries and investments to meet our financial obligations;

•	our ability to retain skilled employees;

•	our ability to complete, and realize the expected benefits of strategic transactions, including our joint venture in Saudi Arabia and recent acquisition of Tesco;

•	the recent changes in U.S. tax laws and the possibility of changes in other tax laws and other laws and regulations;

•	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in and of the countries in which we do business; and

•	general economic conditions, including the capital and credit markets.

The above description of risks and uncertainties is by no means all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors that may affect us or our industry, please refer to Part II, Item 1A. — Risk Factors of this report and Item 1A. — Risk Factors in our 2017 Annual Report.

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

Financial Results

Comparison of the three months ended March 31, 2018 and 2017

Operating revenues for the three months ended March 31, 2018 totaled $734.2 million, representing an increase of $171.6 million, or 31%, compared to the three months ended March 31, 2017. We experienced an increase in operating revenue across all of our operating segments as activity has increased across the U.S. and international markets, as evidenced by the 13% increase in average rigs working during the three months ended March 31, 2018 compared to the same period in 2017.

Net loss from continuing operations attributable to Nabors totaled $144.1 million for the three months ended March 31, 2018 ($0.46 per diluted share) compared to a net loss from continuing operations attributable to Nabors of $148.5 million ($0.52 per diluted share) for the three months ended March 31, 2017. The improvement was primarily attributable to improved results from operations, which was partially offset by a $49.2 million increase in income tax expense.

General and administrative expenses for the three months ended March 31, 2018 totaled $74.6 million, representing an increase of $11.2 million, or 18%, compared to the three months ended March 31, 2017. This is reflective of a slight increase in salaries and other compensation as well as increases in headcount as a result of increased activity, including the impact from the Company’s acquisition of Tesco in the fourth quarter of 2017.

Research and engineering expenses for the three months ended March 31, 2018 totaled $15.8 million, representing an increase of $4.0 million, or 34%, compared to the three months ended March 31, 2017. The increase is a result of increased efforts towards a number of strategic research and engineering projects as the market rebalanced and activity increased.

Depreciation and amortization expense for the three months ended March 31, 2018 was $213.4 million, representing an increase of $9.8 million, or 5%, compared to the three months ended March 31, 2017. The slight increase was primarily due the increased number of rigs that were working during the period, which results in a higher active depreciation rate coupled with incremental depreciation associated with the acquisition of Tesco.

Segment Results of Operations

Our business consists of five reportable segments: U.S. Drilling, Canada Drilling, International Drilling, Drilling Solutions and Rig Technologies.

Management evaluates the performance of our reportable segments using adjusted operating income (loss), which is our segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. Adjusted operating income (loss) is computed by subtracting the sum of direct costs, general and administrative expenses, research and engineering expenses and depreciation and amortization from operating revenues. A reconciliation of adjusted operating income to net income (loss) from continuing operations before income taxes can be found in Note 11—Segment Information.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	March 31,
	2018	2017	Increase/(Decrease)

U.S. Drilling
Operating revenues	$241,002	$161,934	$79,068	49%
Adjusted operating income (loss)	$(19,746)	$(63,182)	$43,436	69%
Average rigs working (1)	111.8	88.8	23.0	26%

Canada Drilling
Operating revenues	$31,887	$27,808	$4,079	15%
Adjusted operating income (loss)	$(592)	$(4,011)	$3,419	85%
Average rigs working (1)	21.1	22.0	(0.9)	(4)%

International Drilling
Operating revenues	$368,845	$338,223	$30,622	9%
Adjusted operating income (loss)	$24,536	$11,974	$12,562	105%
Average rigs working (1)	94.6	89.8	4.8	5%

Drilling Solutions
Operating revenues	$62,648	$27,365	$35,283	129%
Adjusted operating income (loss)	$8,721	$(978)	$9,699	n/m (2)

Rig Technologies
Operating revenues	$64,669	$44,076	$20,593	47%
Adjusted operating income (loss)	$(12,976)	$(8,131)	$(4,845)	(60)%

(1)

Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

(2)	The number is so large that it is not meaningful.

U.S. Drilling

Operating results increased during the three months ended March 31, 2018 compared to the corresponding 2017 period primarily due to a 26% increase in the average number of rigs working which represented approximately $50.0 million of the increase in revenue. Additionally, these rigs operated at higher dayrates as market prices continued to improve, further contributing to the $79.1 million, or 49%, increase in operating revenues.

Canada Drilling

Operating results improved during the three months ended March 31, 2018 compared to the corresponding 2017 period. Although average rigs working remained relatively flat, contracts have renewed at favorable dayrates as market prices and conditions continue to improve.

International Drilling

Operating results increased during the three months ended March 31, 2018 compared to the corresponding 2017 period primarily due to the increase in activity during the period. Additionally, our results for the three months ended March 31, 2017 were unfavorably impacted by a loss of revenue and increased costs related to downtime incurred to perform structural work on many of our rigs in our largest international market.

Drilling Solutions

Operating results increased during the three months ended March 31, 2018 compared to the corresponding 2017 period primarily due to the significant increase in drilling activity in the U.S. and in the demand for our products and services. Additionally, this segment benefitted from a full quarter of operating revenues of approximately $9.8 million related to the recent acquisition of Tesco during the fourth quarter of 2017.

Rig Technologies

Operating revenues increased during the three months ended March 31, 2018 compared to the corresponding 2017 period primarily due to approximately $13.0 million in incremental revenue as a result of the acquisition of Tesco during the fourth quarter of 2017. However, operating income (loss) was adversely impacted by the mix between higher margin capital equipment sales and other lower margin activity.

Other Financial Information

Interest expense

Interest expense for the three months ended March 31, 2018 was $61.4 million, representing an increase of $4.9 million, or 9%, compared to the three months ended March 31, 2017. The increase was primarily due to the additional interest expense related to the January 2018 issuance of $800 million in aggregate principal amount of 5.75% senior notes due 2025 during coupled with an increase in the balance outstanding under the revolving credit facility during the three months ended March 31, 2018 compared to the same period in 2017. This increase was partially offset by a reduction in interest expense due to the repayment of the 6.15% senior notes due February 2018.

Other, net

Other, net for the three months ended March 31, 2018 was $14.1 million of expense, which included transaction related costs of $7.0 million, an increase in litigation reserves of $3.6 million, foreign currency exchange losses of $2.5 and net losses on sales and disposals of assets of approximately $2.3 million.

Other, net for the three months ended March 31, 2017 was $13.5 million of expense, which included a loss on debt buy-backs of $8.6 million, net losses on sales and disposals of assets of approximately $2.9 million, increases to our litigation reserves of $0.8 million and foreign currency exchange losses of $0.9 million.

Income tax rate

Our worldwide effective tax rate for the three months ended March 31, 2018 was (19.6%) compared to 14.8% for the three months ended March 31, 2017. The change was attributable to the effect of the geographic mix of pre-tax earnings (losses), primarily due to higher income tax expense in certain tax jurisdictions despite a consolidated net loss before income taxes. This results in a negative tax rate for the quarter.

In certain jurisdictions we have recognized deferred tax assets and liabilities. Judgment and assumptions are required in determining whether deferred tax assets will be fully or partially utilized. When we estimate that all or some portion of certain deferred tax assets such as net operating loss carryforwards will not be utilized, we establish a valuation allowance for the amount we determine to be more likely than not unrealizable. We continually evaluate strategies that could allow for future utilization of our deferred assets. Any change in the ability to utilize such deferred assets will be accounted for in the period of the event affecting the valuation allowance. If facts and circumstances cause us to change our expectations regarding future tax consequences, the resulting adjustments could have a material effect on our financial results or cash flow. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize the deferred tax assets that we have recognized. However, it is possible that some of our recognized deferred tax assets, relating to net operating loss carryforwards, could expire unused or could carryforward indefinitely without utilization. Therefore, unless we are able to generate sufficient taxable income from our component operations, a substantial valuation allowance to reduce our deferred tax assets may be required, which would materially increase our tax expense in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial condition.

Our accounting for the U.S. Tax Reform Act, enacted on December 22, 2017, is incomplete. As noted at year-end, however, we were able to reasonably estimate certain effects and, therefore, recorded a provisional adjustment to revalue deferred tax assets and liabilities from 35 percent to 21 percent associated with the reduction in the U.S. corporate income tax rate. In addition, as noted at year-end, we continue to believe the other provisions of the Tax Reform Act do not have a material impact on our consolidated financial statements. The Company has not revised any of the 2017 provisional estimates under Staff Accounting Bulletin No. 118 (“SAB 118”), but is continuing to gather information and we are waiting on further guidance from the Internal Revenue Service, the SEC and the FASB. We are continuing to gather additional information to complete our accounting for these items and expect to complete our accounting within the prescribed measurement period.

Discontinued Operations

Our discontinued operations for the three months ended March 31, 2018 and 2017 consisted of our historical wholly owned oil and gas businesses. Income (loss) from discontinued operations for the three months ended March 31, 2018 was a loss of $0.1 million compared to a loss of $0.4 million for the three months ended March 31, 2017.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments and availability under our revolving credit facility and commercial paper program. As of March 31, 2018, we had cash and short-term investments of $393.6 million and working capital of $727.5 million. As of December 31, 2017, we had cash and short-term investments of $365.4 million and working capital of $527.9 million. At March 31, 2018, we had $445.0 million outstanding under our $2.25 billion revolving credit facility and commercial paper program.

In January 2018, Nabors Delaware completed an offering of $800 million aggregate principal amount of 5.75% senior unsecured notes due February 1, 2025, which are fully and unconditionally guaranteed by Nabors. A portion of the proceeds from this offering were used to repay indebtedness of Nabors and its subsidiaries, including all of Nabors Delaware’s outstanding 6.15% senior notes due February 2018. The remaining proceeds not used for such purposes were allocated for general corporate purposes, including to repay amounts outstanding under the commercial paper program and to repurchase or repay other indebtedness.

We had 15 letter-of-credit facilities with various banks as of March 31, 2018. Availability under these facilities as of March 31, 2018 was as follows:

March 31,
2018
(In thousands)
Credit available	$759,421
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	134,576
Remaining availability	$624,845

Our gross debt to capital ratio was 0.61:1 as of March 31, 2018 and 0.58:1 as of December 31, 2017. Our net debt to capital ratio was 0.59:1 as of March 31, 2018 and 0.56:1 as of December 31, 2017. The gross debt to capital ratio is calculated by dividing total debt by total capitalization (total debt plus shareholders’ equity). The net debt to capital ratio is calculated by dividing net debt by net capitalization. Net debt is defined as total debt minus the sum of cash and cash equivalents and short-term investments. Net capitalization is defined as net debt plus shareholders’ equity. Availability under the revolving credit facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. We were in compliance with all covenants under the agreement at March 31, 2018. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable. We have contemplated various alternative actions that could be pursued if we believe a violation of the covenant seemed likely to occur in the future.  These actions include reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. Neither the gross debt to capital ratio nor the net debt to capital ratio is a measure of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 2.7:1 as of March 31, 2018 and 2.4:1 as of December 31, 2017. The interest coverage ratio is a trailing 12-month quotient of the sum of operating revenues, direct costs, general administrative expenses and research and engineering expenses divided by interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

Our ability to access capital markets or to otherwise obtain sufficient financing may be affected by our senior unsecured debt ratings as provided by the major credit rating agencies in the United States and our historical ability to access these markets as needed. While there can be no assurances that we will be able to access these markets in the future, we believe that we will be able to access capital markets or otherwise obtain financing in order to satisfy any payment obligation that might arise upon maturity, exchange or purchase of our notes and our debt facilities, loss of availability of our revolving credit facility, and that any cash payment due, in addition to our other cash obligations, would not ultimately have a material adverse impact on our liquidity or financial position. The major U.S. credit rating agencies have downgraded our senior unsecured debt rating to non-investment grade. These and further ratings downgrades could adversely impact our ability to access debt markets in the future, increase the cost of future debt, and potentially require us to post letters of credit for certain obligations.

Our current cash and investments, projected cash flows from operations, proceeds from equity or debt issuances, and our revolving credit facility are expected to adequately finance our purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for the next 12 months.

Future Cash Requirements

We expect capital expenditures over the next 12 months to be less than $0.5 billion. Purchase commitments outstanding at March 31, 2018 totaled approximately $220.8 million, primarily for rig-related enhancements, new rig equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

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

There have been no material changes to the contractual cash obligations table that was included in our 2017 Annual Report.

On August 25, 2015, our Board of Directors authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400 million of our common shares by various means, including in the open market or in privately negotiated transactions. This authorization does not have an expiration date and does not obligate us to repurchase any of our common shares. Since establishing the program, we have repurchased 14.0 million of our common shares for an aggregate purchase price of approximately $119.4 million under this program. As of March 31, 2018, the remaining amount authorized under the program that may be used to purchase shares was $280.6 million. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of March 31, 2018, our subsidiaries held 52.8 million of our common shares.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the three months ended March 31, 2018 and 2017 below.

Operating Activities.  Net cash used for operating activities totaled $81.7 million during the three months ended March 31, 2018, compared to net cash used of $58.0 million during the corresponding 2017 period. Operating cash flows are our primary source of capital and liquidity. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables and interest payments are significant factors affecting operating cash flows. Changes in working capital items used $184.0 million and $94.0f million in cash during the three months ended March 31, 2018 and 2017, respectively.

Investing Activities.  Net cash used for investing activities totaled $89.4 million during the three months ended March 31, 2018 compared to $180.2 million during the corresponding 2017 period. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the three months ended March 31, 2018 and 2017, we used cash for capital expenditures totaling $94.0 million and $183.4 million, respectively.

Financing Activities.  Net cash provided by financing activities totaled $202.0 million during the three months ended March 31, 2018 compared to net cash provided of $172.9 million during the corresponding 2017 period. During the three months ended March 31, 2018, we received net proceeds of $787.1 million in connection with the issuance of our 5.75% senior notes. This was partially offset by the repayment of the remaining balance of our 6.15% senior notes of $460.8 million and $105.0 million on our revolving credit facility and commercial paper program. Additionally, we paid dividends of $17.1 million.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2018	2019	2020	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$202,595	55,584	40	—	$258,219

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2017 Annual Report. There were no material changes in our exposure to market risk during the three months ended March 31, 2018 from those disclosed in our 2017 Annual Report.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of our 2017 Annual Report, which in addition to the information set forth elsewhere in this report and in the 2017 Annual Report, should be carefully considered when evaluating us. These risks are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business.

Our financial and operating flexibility could be affected by our long-term debt and other financial commitments.

As of March 31, 2018, we had approximately $4.3 billion in outstanding debt and the ability to borrow up to $1.8 billion under our revolving credit facility and commercial paper program, subject to compliance with the conditions and covenants of that facility including the facility’s requirement that our net debt to capital ratio not exceed 0.60:1. As of March 31, 2018, our net debt to capital ratio was 0.59:1. If we fail to perform our obligations under the facility’s covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable. We also have various financial commitments, such as leases, firm transportation and processing, contracts and purchase commitments. Our ability to service our debt and other financial obligations depends in large part upon the level of cash flows generated by our operating subsidiaries’ operations, our ability to monetize and/or divest non-core assets, availability under our unsecured revolving credit facility and our ability to access the capital markets and/or other sources of financing. If we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or reduce funding in the future for working capital, capital expenditures and general corporate purposes.

The Company’s ability to use its net operating loss carryforwards, and possibly other tax attributes, to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including future transactions involving the sale or issuance of Company common or preferred stock, or if taxable income does not reach sufficient levels.

As of March 31, 2018, the Company reported consolidated federal net operating loss (“NOL”) carryforwards of approximately $425.0 million and certain other favorable federal income tax attributes. The Company’s ability to use its NOL carryforwards and certain other attributes may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). An ownership change generally occurs if there is a more than 50 percentage point increase in the aggregate equity ownership of the Company by one or more “5 percent shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any testing period, which is generally the three-year period preceding any potential ownership change, measured against their lowest percentage ownership at any time during such period.

There is no assurance that the Company will not experience an ownership change under Section 382 as a result of future actions that may significantly limit or possibly eliminate its ability to use its NOL carryforwards and potentially certain other tax attributes. Potential future transactions involving the sale, issuance, redemption or other disposition of common or preferred stock, the exercise of conversion or exchange options under the terms of any convertible or exchangeable debt, the repurchase of any such debt with Company stock, in each case, by a person owning, or treated as owning, 5% or more of the Company’s stock, or a combination of such transactions, may cause or increase the possibility that the Company will experience an ownership change under Section 382. Under Section 382, an ownership change would subject the Company to an annual limitation that applies to the amount of pre-ownership change NOLs (and possibly certain other tax attributes) that may be used to offset post-ownership change taxable income. If a Section 382 limitation applies, the limitation could cause the Company’s U.S. federal income taxes to be greater, or to be paid earlier, than they otherwise would be, and could cause all or a portion of the Company’s NOL carryforwards to expire unused. Similar rules and limitations may apply for state income tax purposes. The Company’s ability to use its NOL carryforwards will also depend on the amount of taxable income it generates in future periods. The Company’s NOL carryforwards may expire before it can generate sufficient taxable income to use them in full.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended March 31, 2018 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
January 1 - January 31	<1	$7.97	—	280,645
February 1 - February 28	165	$6.79	—	280,645
March 1 - March 31	107	$6.94	—	280,645

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

(2)

In August 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $400 million of our common shares in the open market or in privately negotiated transactions. Through March 31, 2018, we repurchased 14.0 million of our common shares for an aggregate purchase price of approximately $119.4 million under this program. As of March 31, 2018, we had $280.6 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares are held by our subsidiaries are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of March 31, 2018, our subsidiaries held 52.8 million of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1

Indenture, dated as of January 23, 2018 by and among Nabors Industries, Inc., Nabors Industries Ltd., as Guarantor, Citibank, N.A., as securities administrator and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our form 8-K (File No. 001-32657) filed with the SEC on January 23, 2018).

4.2

Registration Rights Agreement relating to the Notes, dated as of January 23, 2018 by and among Nabors Industries, Inc., as Issuer, Nabors Industries Ltd., as Guarantor and Goldman Sachs & Co. LLC, as a Representative of the several initial purchasers named on Schedule A thereto (incorporated by reference to Exhibit 4.2 to our form 8-K (File No. 001-32657) filed with the SEC on January 23, 2018).

10.1

Purchase Agreement, dated January 16, 2018, among Nabors Industries, Inc., Nabors Industries Ltd. and Goldman Sachs & Co. LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC as Initial Purchasers (incorporated by reference to Exhibit 10.1 to our form 8-K (File No. 001-32657) filed with the SEC on January 17, 2018).

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	May 2, 2018