Form 10-Q
period 2018-06-30
NABORS INDUSTRIES LTD
filed 2018-08-01
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

YES ☐  NO ☒

The number of common shares, par value $.001 per share, outstanding as of July 30, 2018 was 357,465,024, excluding 52,800,203 common shares held by our subsidiaries, or 410,265,227 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2018	2017
	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$593,284	$336,997
Short-term investments	43,262	28,369
Accounts receivable, net	780,247	698,477
Inventory, net	173,063	166,307
Assets held for sale	35,963	37,052
Other current assets	156,652	180,134
Total current assets	1,782,471	1,447,336
Property, plant and equipment, net	5,709,895	6,109,565
Goodwill	172,817	173,226
Deferred income taxes	406,281	419,003
Other long-term assets	228,824	252,854
Total assets (1)	$8,300,288	$8,401,984
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$243	$181
Trade accounts payable	379,028	363,416
Accrued liabilities	492,787	533,044
Income taxes payable	1,724	22,835
Total current liabilities	873,782	919,476
Long-term debt	3,818,613	4,027,766
Other long-term liabilities	290,013	301,633
Deferred income taxes	20,713	10,338
Total liabilities (1)	5,003,121	5,259,213
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest in subsidiary (Note 3)	208,519	203,998
Equity:
Shareholders’ equity:
Preferred shares, par value $0.001 per share:
Series A 6% Cumulative Mandatory Convertible; $50 per share liquidation preference; issued 5,750	6	—
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 410,252 and 367,510, respectively	410	368
Capital in excess of par value	3,382,711	2,791,129
Accumulated other comprehensive income (loss)	(12,573)	11,185
Retained earnings	1,006,500	1,423,154
Less: treasury shares, at cost, 52,800 and 52,800 common shares, respectively	(1,314,020)	(1,314,020)
Total shareholders’ equity	3,063,034	2,911,816
Noncontrolling interest	25,614	26,957
Total equity	3,088,648	2,938,773
Total liabilities and equity	$8,300,288	$8,401,984

(1)	The condensed consolidated balance sheet as of June 30, 2018 and December 31, 2017 include assets and liabilities of variable interest entities. See Note 3—Joint Ventures for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$761,920	$631,355	$1,496,114	$1,193,905
Earnings (losses) from unconsolidated affiliates	(1)	—	1	2
Investment income (loss)	(3,164)	(886)	(2,699)	(165)
Total revenues and other income	758,755	630,469	1,493,416	1,193,742

Costs and other deductions:
Direct costs	493,975	417,521	969,378	805,165
General and administrative expenses	67,823	63,695	142,394	127,104
Research and engineering	12,439	11,343	28,245	23,100
Depreciation and amortization	218,262	208,090	431,710	411,762
Interest expense	60,592	54,688	121,978	111,206
Other, net	77,601	10,104	91,690	23,614
Total costs and other deductions	930,692	765,441	1,785,395	1,501,951
Income (loss) from continuing operations before income taxes	(171,937)	(134,972)	(291,979)	(308,209)
Income tax expense (benefit):
Current	3,464	14,313	12,235	37,002
Deferred	19,814	(33,809)	34,588	(82,107)
Total income tax expense (benefit)	23,278	(19,496)	46,823	(45,105)
Income (loss) from continuing operations, net of tax	(195,215)	(115,476)	(338,802)	(263,104)
Income (loss) from discontinued operations, net of tax	(584)	(15,504)	(659)	(15,943)
Net income (loss)	(195,799)	(130,980)	(339,461)	(279,047)
Less: Net (income) loss attributable to noncontrolling interest	(2,953)	(1,971)	(3,492)	(2,888)
Net income (loss) attributable to Nabors	(198,752)	(132,951)	(342,953)	(281,935)
Less: Preferred stock dividend	(3,680)	—	(3,680)	—
Net income (loss) attributable to Nabors common shareholders	$(202,432)	$(132,951)	$(346,633)	$(281,935)

Amounts attributable to Nabors common shareholders:
Net income (loss) from continuing operations	$(201,848)	$(117,447)	$(345,974)	$(265,992)
Net income (loss) from discontinued operations	(584)	(15,504)	(659)	(15,943)
Net income (loss) attributable to Nabors common shareholders	$(202,432)	$(132,951)	$(346,633)	$(281,935)

Earnings (losses) per share:
Basic from continuing operations	$(0.61)	$(0.41)	$(1.08)	$(0.93)
Basic from discontinued operations	—	(0.05)	—	(0.06)
Total Basic	$(0.61)	$(0.46)	$(1.08)	$(0.99)
Diluted from continuing operations	$(0.61)	$(0.41)	$(1.08)	$(0.93)
Diluted from discontinued operations	—	(0.05)	—	(0.06)
Total Diluted	$(0.61)	$(0.46)	$(1.08)	$(0.99)
Weighted-average number of common shares outstanding:
Basic	328,372	278,916	318,580	278,348
Diluted	328,372	278,916	318,580	278,348

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Net income (loss) attributable to Nabors	$(198,752)	$(132,951)	$(342,953)	$(281,935)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(5,570)	10,879	(14,913)	14,739
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	—	3,785	—	584
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	1,341	—	1,341
Unrealized gains (losses) on marketable securities	—	5,126	—	1,925
Pension liability amortization and adjustment	54	50	108	100
Unrealized gains (losses) and amortization on cash flow hedges	142	153	282	306
Adoption of ASU No. 2016-01	—	—	(9,144)	—
Other comprehensive income (loss), before tax	(5,374)	16,208	(23,667)	17,070
Income tax expense (benefit) related to items of other comprehensive income (loss)	48	78	91	157
Other comprehensive income (loss), net of tax	(5,422)	16,130	(23,758)	16,913
Comprehensive income (loss) attributable to Nabors	(204,174)	(116,821)	(366,711)	(265,022)
Net income (loss) attributable to noncontrolling interest	2,953	1,971	3,492	2,888
Translation adjustment attributable to noncontrolling interest	(63)	108	(159)	157
Comprehensive income (loss) attributable to noncontrolling interest	2,890	2,079	3,333	3,045
Comprehensive income (loss)	$(201,284)	$(114,742)	$(363,378)	$(261,977)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(339,461)	$(279,047)
Adjustments to net income (loss):
Depreciation and amortization	432,782	413,072
Deferred income tax expense (benefit)	33,921	(83,294)
Deferred financing costs amortization	4,055	3,516
Discount amortization on long-term debt	10,619	9,787
Losses (gains) on debt buyback	—	15,944
Losses (gains) on long-lived assets, net	69,481	124
Losses (gains) on investments, net	4,969	1,342
Provisions for bad debt	(2,663)	376
Share-based compensation	14,732	18,045
Foreign currency transaction losses (gains), net	6,280	2,491
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	(1)	(2)
Other	(3,109)	(2,636)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(86,968)	(89,340)
Inventory	(7,153)	(4,125)
Other current assets	21,463	(8,137)
Other long-term assets	18,773	29,569
Trade accounts payable and accrued liabilities	(21,824)	75,961
Income taxes payable	(22,429)	12,718
Other long-term liabilities	(56,110)	(125,894)
Net cash (used for) provided by operating activities	77,357	(9,530)
Cash flows from investing activities:
Purchases of investments	(676)	(4,489)
Sales and maturities of investments	2,602	12,429
Capital expenditures	(209,471)	(315,769)
Proceeds from sales of assets and insurance claims	77,272	18,796
Other	—	—
Net cash (used for) provided by investing activities	(130,273)	(289,033)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(344)	(42)
Proceeds from issuance of long-term debt	800,000	411,200
Debt issuance costs	(12,990)	(11,037)
Proceeds from revolving credit facilities	625,000	100,000
Reduction in revolving credit facilities	(1,135,000)	—
Proceeds from issuance of common shares, net of issuance costs	302,014	8,300
Proceeds from issuance of preferred stock, net of issuance costs	278,573	—
Distributions to noncontrolling interest	(4,676)	(6,982)
Noncontrolling interest contribution	—	20,000
Reduction in long-term debt	(460,837)	(377,983)
Dividends to shareholders	(36,200)	(34,197)
Proceeds from (payment for) commercial paper	(40,000)	171,985
Cash proceeds from equity component of exchangeable debt	—	159,952
Payments on term loan	—	(162,500)
Proceeds from (payments for) short-term borrowings	62	(173)
Purchase of capped call hedge transactions	—	(40,250)
Other	(3,688)	(7,844)
Net cash (used for) provided by financing activities	311,914	230,429
Effect of exchange rate changes on cash and cash equivalents	(3,637)	992
Net increase (decrease) in cash and cash equivalents	255,361	(67,142)
Cash, cash equivalents and restricted cash, beginning of period	342,029	264,990
Cash, cash equivalents and restricted cash, end of period	$597,390	$197,848

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	336,997	264,093
Restricted cash, beginning of period	5,032	897
Cash and cash equivalents and restricted cash, beginning of period	$342,029	$264,990

Cash and cash equivalents, end of period	593,284	196,567
Restricted cash, end of period	4,106	1,281
Cash and cash equivalents and restricted cash, end of period	$597,390	$197,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Mandatory Convertible				Capital	Accumulated
	Preferred Shares		Common Shares		in Excess	Other			Non-
		Par		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2016	—	—	333,598	334	2,521,332	(12,119)	2,033,427	(1,295,949)	7,770	3,254,795
Net income (loss)	—	—	—	—	—	—	(281,935)	—	2,888	(279,047)
Dividends to shareholders ($0.12 per share)	—	—	—	—	—	—	(34,307)	—	—	(34,307)
Other comprehensive income (loss), net of tax	—	—	—	—	—	16,913	—	—	157	17,070
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	—	—	843	1	8,299	—	—	—	—	8,300
Share-based compensation	—	—	—	—	18,045	—	—	—	—	18,045
Equity component of exchangeable debt	—	—	—	—	116,195	—	—	—	—	116,195
Capped call transactions	—	—	—	—	(40,250)	—	—	—	—	(40,250)
Adoption of ASU No. 2016-09	—	—	—	—	1,943	—	5,150	—	—	7,093
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	13,018	13,018
Other	—	—	1,058	1	(7,845)	—	—	—	(290)	(8,134)
As of June 30, 2017	—	$—	335,499	$336	$2,617,719	$4,794	$1,722,335	$(1,295,949)	$23,543	$3,072,778

As of December 31, 2017	—	—	367,510	368	2,791,129	11,185	1,423,154	(1,314,020)	26,957	2,938,773
Net income (loss)	—	—	—	—	—	—	(342,953)	—	3,492	(339,461)
Dividends to common shareholders ($0.12 per share)	—	—	—	—	—	—	(40,511)	—	—	(40,511)
Dividends to preferred shareholders ($0.64 per share)	—	—	—	—	—	—	(3,680)	—	—	(3,680)
Common share issuance	—	—	40,250	40	301,974	—	—	—	—	302,014
Convertible preferred share issuance	5,750	6	—	—	278,566	—	—	—	—	278,572
Other comprehensive income (loss), net of tax	—	—	—	—	—	(23,758)	—	—	(159)	(23,917)
Share-based compensation	—	—	—	—	14,732	—	—	—	—	14,732
Adoption of ASU No. 2016-01	—	—	—	—	—	—	9,144	—	—	9,144
Adoption of ASU No. 2016-16	—	—	—	—	—	—	(34,132)	—	—	(34,132)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(4,676)	(4,676)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(4,522)	—	—	(4,522)
Other	—	—	2,492	2	(3,690)	—	—	—	—	(3,688)
As of June 30, 2018	5,750	$6	410,252	$410	$3,382,711	$(12,573)	$1,006,500	$(1,314,020)	$25,614	$3,088,648

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

With operations in over 25 countries, Nabors is a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of June 30, 2018 included:

•	405 actively marketed rigs for land-based drilling operations in the United States, Canada and approximately 20 other countries throughout the world; and

•	35 actively marketed rigs for offshore drilling operations in the United States and multiple international markets.

Our business consists of five reportable segments: U.S. Drilling, Canada Drilling, International Drilling, Drilling Solutions and Rig Technologies.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position as of June 30, 2018 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the six months ended June 30, 2018 may not be indicative of results that will be realized for the full year ending December 31, 2018.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of Nabors, as well as all majority owned and non-majority owned subsidiaries required to be consolidated under U.S. GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

In addition to the consolidation of our majority owned subsidiaries, we also consolidate variable interest entities (“VIE”) when we are determined to be the primary beneficiary of a VIE. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE. During 2016, we entered into an agreement with Saudi Aramco, to form a new joint venture, SANAD, to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. SANAD, which is equally owned by Saudi Aramco and Nabors, began operations during the fourth quarter of 2017. As we have the power to direct activities that most significantly impact SANAD’s economic performance, including operations, maintenance and certain sourcing and procurement, we have determined Nabors to be the primary beneficiary and accordingly consolidate the joint venture. See Note 3—Joint Ventures.

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

Inventory, net

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Raw materials	$133,894	$124,635
Work-in-progress	14,480	19,113
Finished goods	24,689	22,559
	$173,063	$166,307

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

In June 2018, we sold three of our offshore jackup rigs for approximately $61.4 million in cash and publicly traded shares with a value of $21.8 million at closing. The sale resulted in a loss of $63.7 million, which has been recognized in other, net on our condensed consolidated statements of income (loss) for the three and six months ended June 30, 2018. This long-lived asset group was reported under our International segment. The sale of these offshore jackup rigs does not constitute a triggering event for the remainder of our rig fleet.

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

Based on our annual review during the second quarter of 2018, we did not record a goodwill impairment. However, a significantly prolonged period of lower oil prices could adversely affect demand for and prices of our services. Additionally, our ability to commercialize our rotary steerable drilling technology tools could impact the discounted cash flow models. These factors could result in future impairment charges, particularly in our U.S. Drilling and Rig Services segments.

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

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, each with a value of approximately $204 million to the joint venture in exchange for redeemable ownership interests which accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet.

The condensed balance sheet of SANAD, as included in our consolidated balance sheet, is presented below.

	June 30,	December 31,
(In thousands)	2018	2017
Assets:
Cash and cash equivalents	$109,445	$94,496
Accounts receivable	27,690	10,580
Other current assets	8,402	10,834
Property, plant and equipment, net	250,904	130,218
Other long-term assets	20,750	23,091
Total assets	$417,191	$269,219
Liabilities:
Accounts payable	$45,705	$7,236
Accrued liabilities	8,002	2,592
Total liabilities	$53,707	$9,828

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

Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During the three and six months ended June 30, 2018 and 2017, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of June 30, 2018
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Short-term investments:
Available-for-sale equity securities	$39,327	$3,926	$—
Mortgage-CMO debt securities	—	9	—
Total short-term investments	$39,327	$3,935	$—

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Short-term investments:
Available-for-sale equity securities	$22,909	$5,450	$—
Mortgage-CMO debt securities	—	10	—
Total short-term investments	$22,909	$5,460	$—

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

	June 30, 2018		December 31, 2017

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)
6.15% senior notes due February 2018	$—	$—	$460,762	$462,674
9.25% senior notes due January 2019	303,489	312,457	303,489	321,028
5.00% senior notes due September 2020	669,999	675,386	669,846	670,757
4.625% senior notes due September 2021	695,228	683,208	695,108	665,003
5.50% senior notes due January 2023	600,000	579,036	600,000	584,850
5.10% senior notes due September 2023	346,640	327,901	346,576	325,844
0.75% senior exchangeable notes due January 2024	440,189	454,969	429,982	443,940
5.75% senior notes due February 2025	800,000	761,600	—	—
Revolving credit facility	—	—	510,000	510,000
Commercial paper	—	—	40,000	40,000
Other	243	243	181	181
	3,855,788	$3,794,800	4,055,944	$4,024,277
Less: current portion	243		181
Less: deferred financing costs	36,932		27,997
	$3,818,613		$4,027,766

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

As of June 30, 2018 our short-term investments were carried at fair market value and included $43.3 million in securities classified as available-for-sale. As of December 31, 2017, our short-term investments were carried at fair market value and included $28.4 million in securities classified as available-for-sale.

Note 5 Debt

Debt consisted of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
6.15% senior notes due February 2018 (1)	$—	$460,762
9.25% senior notes due January 2019 (2)	303,489	303,489
5.00% senior notes due September 2020	669,999	669,846
4.625% senior notes due September 2021	695,228	695,108
5.50% senior notes due January 2023	600,000	600,000
5.10% senior notes due September 2023	346,640	346,576
0.75% senior exchangeable notes due January 2024	440,189	429,982
5.75% senior notes due February 2025	800,000	—
Term loan facility	—	—
Revolving credit facility	—	510,000
Commercial paper	—	40,000
Other	243	181
	3,855,788	4,055,944
Less: current portion	243	181
Less: deferred financing costs	36,932	27,997
	$3,818,613	$4,027,766

(1)	The 6.15% senior notes were repaid in February 2018, utilizing proceeds received from the 5.75% senior notes due February 2025 offering.
(2)

The 9.25% senior notes due January 2019 have been classified as long-term because we have the ability and intent to repay this obligation utilizing our revolving credit facility (see Revolving Credit Facility below). On July 6, 2018, we redeemed the remaining $303.5 million aggregate principal amount of our 9.25% senior unsecured notes for approximately $327.2 million, reflecting principal, accrued and unpaid interest.

During the six months ended June 30, 2018, we repaid the $460.8 million aggregate principal amount outstanding on our 6.15% senior notes due February 2018 for approximately $475.0 million in cash, reflecting principal and approximately $14.2 million of accrued and unpaid interest.

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

Commercial Paper Program

In February 2018, we utilized a portion of the proceeds received in connection with the 5.75% senior notes offering to repay the outstanding balance on the commercial paper program. In March 2018, the program was terminated.

Revolving Credit Facility

As of June 30, 2018, we had no borrowings outstanding under our $2.25 billion revolving credit facility, which matures in July 2020. The weighted average interest rate on borrowings during the six month period ended June 30, 2018 was 3.22%. The revolving credit facility contains various covenants and restrictive provisions that limit our ability to incur additional indebtedness, make investments or loans and create liens and require us to maintain a net funded indebtedness to total capitalization ratio, as defined in the agreement. Availability under the revolving credit facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. We were in compliance with all covenants under the agreement at June 30, 2018. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable. We have contemplated various alternative actions that could be pursued if we believe a violation of the covenant seemed likely to occur in the future.  These actions include reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives.

Term Loan Facility

On September 29, 2015, Nabors Delaware entered into a new five-year unsecured term loan facility for $325.0 million, which was fully and unconditionally guaranteed by us. The term loan facility contained a mandatory prepayment of $162.5 million due in September 2018, which was repaid in December 2016 utilizing a portion of the proceeds received in connection with the 5.50% senior notes due January 2023 offering. In January 2017, we repaid the remaining $162.5 million term loan utilizing a portion of the proceeds received in connection with the 0.75% senior exchangeable notes and the facility was terminated.

Note 6 Shareholders’ Equity

Common shares

In May 2018, we issued 35,000,000 shares of common stock at a price to the public of $7.75 per share. In connection with this offering, in June 2018 the underwriters exercised in full their option to purchase 5,250,000 additional common shares. Nabors received aggregate net proceeds of approximately $302.0 million after deducting underwriting discounts, commissions and offering expenses.

During the year ended December 31, 2017, we repurchased 3.1 million of our common shares in the open market for $18.1 million, all of which are held by our subsidiaries, and which are accounted for as treasury shares.

On April 20, 2018, a cash dividend of $0.06 per share was declared for shareholders of record on June 12, 2018. The dividend was paid on July 3, 2018 in the amount of $21.5 million and was charged to retained earnings in our condensed consolidated statements of changes in equity for the six months ended June 30, 2018.

On July 27, 2018, our Board of Directors declared a cash dividend of $0.06 per common share, which will be paid on October 2, 2018 to shareholders of record at the close of business on September 11, 2018.

Convertible Preferred Shares

In May 2018, we issued 5,750,000 shares (including the underwriters option for 750,000 shares) of 6% Series A Mandatory Convertible Preferred Stock (the “mandatory convertible preferred shares”), par value $.001 per share, with a liquidation preference of $50 per share. The dividends on the mandatory convertible preferred shares will be payable on a cumulative basis.  Unless converted earlier, each share of mandatory convertible preferred shares initially will automatically convert into between 5.3763 shares and 6.4516 shares of our common stock based on the average share price over a period of twenty consecutive trading days ending prior to May 1, 2021, subject to anti-dilution adjustments. Nabors received aggregate net proceeds of approximately $278.6 million after deducting underwriting discounts, commissions and offering expenses.

On June 6, 2018, a cash dividend of $0.64 per mandatory convertible preferred shares was declared for shareholders of record on July 13, 2018. The dividend will be paid on August 1, 2018 in the amount of $3.7 million and was charged to retained earnings in our condensed consolidated statements of changes in equity for the six months ended June 30, 2018.

On July 27, 2018, our Board of Directors declared a cash dividend of $0.75 per mandatory convertible preferred shares, which will be paid on November 1, 2018 to shareholders of record at the close of business on October 15, 2018 in the amount of $4.3 million.

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

Effective May 22, 2018, our platform rig, MODS-400, is subject to a limit of $200.0 million with a $5.0 million deductible for named windstorm damage in the U.S. Gulf of Mexico.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $24.1 million (at June 30, 2018 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $16.1 million in excess of amounts accrued.

On September 29, 2017, Nabors and Nabors Maple Acquisition Ltd. were sued, along with Tesco Corporation (“Tesco”) and its Board of Directors, in a putative shareholder class action filed in the United States District Court for the Southern District of Texas, Houston Division. The plaintiff alleges that the September 18, 2017 Preliminary Proxy Statement filed by Tesco with the United States Securities and Exchange Commission omitted material information with respect to the proposed transaction between Tesco and Nabors announced on August 14, 2017. The plaintiff claims that the omissions rendered the Proxy Statement false and misleading, constituting a violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and alleges liability by Nabors as a control person of Tesco. The court consolidated several matters and entered a lead plaintiff appointment order. The plaintiff recently filed their amended complaint, adding Nabors Industries, Ltd. as a party. Nabors has filed its motion to dismiss and will vehemently defend itself against the allegations.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2018	2019	2020	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$132,550	79,477	40	—	$212,067

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

Diluted earnings (losses) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and unvested restricted stock. Shares issuable upon exchange of the $575 million 0.75% exchangeable notes are not included in the calculation of diluted earnings (losses) per share unless the exchange value of the notes exceeds their principal amount at the end of the relevant reporting period, in which case the notes will be accounted for as if the number of common shares that would be necessary to settle the excess are issued. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings (losses) per share calculation, when the price of our shares exceeds $25.16 on the last trading day of the quarter, which did not occur during the six months ended June 30, 2018.

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(195,215)	$(115,476)	$(338,802)	$(263,104)
Less: net (income) loss attributable to noncontrolling interest	(2,953)	(1,971)	(3,492)	(2,888)
Less: preferred stock dividends	(3,680)	—	(3,680)	—
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(2,124)	—	(4,522)	—
Less: (earnings) losses allocated to unvested shareholders	4,826	3,306	8,186	7,117
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(199,146)	$(114,141)	$(342,310)	$(258,875)
Income (loss) from discontinued operations, net of tax	$(584)	$(15,504)	$(659)	$(15,943)

Weighted-average number of shares outstanding - basic	328,372	278,916	318,580	278,348
Earnings (losses) per share:
Basic from continuing operations	$(0.61)	$(0.41)	$(1.08)	$(0.93)
Basic from discontinued operations	—	(0.05)	—	(0.06)
Total Basic	$(0.61)	$(0.46)	$(1.08)	$(0.99)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(199,146)	$(114,141)	$(342,310)	$(258,875)
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(199,146)	$(114,141)	$(342,310)	$(258,875)
Income (loss) from discontinued operations, net of tax	$(584)	$(15,504)	$(659)	$(15,943)

Weighted-average number of shares outstanding - basic	328,372	278,916	318,580	278,348
Add: dilutive effect of potential common shares	—	—	—	—
Weighted-average number of shares outstanding - diluted	328,372	278,916	318,580	278,348
Earnings (losses) per share:
Diluted from continuing operations	$(0.61)	$(0.41)	$(1.08)	$(0.93)
Diluted from discontinued operations	—	(0.05)	—	(0.06)
Total Diluted	$(0.61)	$(0.46)	$(1.08)	$(0.99)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)

Potentially dilutive securities excluded as anti-dilutive	4,575	4,469	4,555	4,559

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

Additionally, we excluded 37.4 million common shares from the computation of diluted shares issuable upon the conversion of mandatory convertible preferred shares, because their effect would be anti-dilutive under the if-converted method.

Note 9 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Accrued compensation	$115,874	$130,970
Deferred revenue	190,296	218,370
Other taxes payable	27,148	32,095
Workers’ compensation liabilities	13,987	13,987
Interest payable	76,719	65,642
Litigation reserves	25,265	18,830
Current liability to discontinued operations	5,457	6,074
Dividends declared and payable	25,141	17,148
Other accrued liabilities	12,900	29,928
	$492,787	$533,044

Investment income (loss) includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Interest and dividend income	$1,136	$397	$2,326	$1,140
Gains (losses) on marketable securities	(4,246)	(1,341)	(4,967)	(1,341)
Gains (losses) on non-marketable securities	(54)	58	(58)	36
	$(3,164)	$(886)	$(2,699)	$(165)

Other, net included the following:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018		2017	2018		2017
	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$67,320	(1)	$(2,742)	$69,577	(1)	$133
Transaction related costs (2)	5,894		1,929	12,938		1,929
Litigation expenses and reserves	4,677		789	8,277		1,610
Foreign currency transaction losses (gains)	3,758		1,614	6,280		2,490
(Gain) loss on debt buyback	—		7,348	—		15,944
Other losses (gains)	(4,048)		1,166	(5,382)		1,508
	$77,601		$10,104	$91,690		$23,614

(1)	Includes a $63.7 million loss on the sale of three jackup rigs during the three and six months ended June 30, 2018.
(2)	Represents transaction related costs, including professional fees, severances, facility closure costs and other cost rationalization items, primarily in connection with the acquisition of Tesco.

The changes in accumulated other comprehensive income (loss), by component, included the following:

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2017	$(1,296)	$14,235	$(3,760)	$(21,298)	$(12,119)
Other comprehensive income (loss) before reclassifications	—	584	—	14,739	15,323
Amounts reclassified from accumulated other comprehensive income (loss)	187	1,341	62	—	1,590
Net other comprehensive income (loss)	187	1,925	62	14,739	16,913
As of June 30, 2017	$(1,109)	$16,160	$(3,698)	$(6,559)	$4,794

(1)	All amounts are net of tax.

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2018	$(922)	$9,144	$(4,111)	$7,074	$11,185
Other comprehensive income (loss) before reclassifications	—	—	—	(14,913)	(14,913)
Amounts reclassified from accumulated other comprehensive income (loss)	216	—	83	—	299
Adoption of ASU No. 2016-01	—	(9,144)	—	—	(9,144)
Net other comprehensive income (loss)	216	(9,144)	83	(14,913)	(23,758)
As of June 30, 2018	$(706)	$—	$(4,028)	$(7,839)	$(12,573)

(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Interest expense	$142	$153	$282	$306
General and administrative expenses	54	50	108	100
Other expense (income), net	—	1,341	—	1,341
Total income (loss) from continuing operations before income tax	(196)	(1,544)	(390)	(1,747)
Tax expense (benefit)	(48)	(78)	(91)	(157)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(148)	$(1,466)	$(299)	$(1,590)

Note 10 Assets Held for Sale and Discontinued Operations

Assets Held for Sale

Assets held for sale as of June 30, 2018 and December 31, 2017 was $36.0 million and $37.1 million, respectively. These assets consisted primarily of our oil and gas holdings which are mainly in the Horn River basin in western Canada of $24.8 million and $25.9 million, respectively, as of the periods noted above and the operating results have been reflected in discontinued operations. The remainder represents assets that meet the criteria to be classified as assets held for sale, but do not represent a disposal of a component of an entity or a group of components of an entity representing a strategic shift that has or will have a major effect on the entity's operations and financial results.

The carrying value of our assets held for sale represents the lower of carrying value or fair value less costs to sell. We continue to market these properties at prices that are reasonable compared to current fair value.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing associated with these properties held for sale. At June 30, 2018, our undiscounted contractual commitments for these contracts approximated $7.0 million and we had liabilities of $5.5 million, all of which was classified as current and included in accrued liabilities. At December 31, 2017, our undiscounted contractual commitments for these contracts approximated $11.2 million and we had liabilities of $8.5 million, $6.1 million of which were classified as current and were included in accrued liabilities.

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

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017		2018	2017
	(In thousands)
Operating revenues (1)	$973	$2,060		$2,616	$4,094
Income (loss) from Oil & Gas discontinued operations:
Income (loss) from discontinued operations	$(723)	$20		$(1,175)	$(570)
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets	115	16,539	(2)	151	16,559	(2)
Less: Income tax expense (benefit)	(254)	(1,015)		(667)	(1,186)
Income (loss) from Oil and Gas discontinued operations, net of tax	$(584)	$(15,504)		$(659)	$(15,943)

(1)	Reflects operating revenues of our historical oil and gas operating segment.
(2)	Includes a charge of $16.5 million related to the settlement of litigation associated with our previously owned Ramshorn International properties.

Note 11 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Operating revenues:
U.S. Drilling	$264,395	$187,344	$505,397	$349,278
Canada Drilling	17,442	17,121	49,329	44,929
International Drilling	377,986	380,338	746,831	718,561
Drilling Solutions	59,859	31,829	122,507	59,194
Rig Technologies	81,321	61,185	145,990	105,261
Other reconciling items (1)	(39,083)	(46,462)	(73,940)	(83,318)
Total	$761,920	$631,355	$1,496,114	$1,193,905

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$(13,107)	$(56,079)	$(32,853)	$(119,261)
Canada Drilling	(4,608)	(5,014)	(5,200)	(9,025)
International Drilling	24,486	36,174	49,022	48,148
Drilling Solutions	7,546	3,772	16,267	2,794
Rig Technologies	(3,433)	(5,040)	(16,409)	(13,171)
Total segment adjusted operating income (loss)	$10,884	$(26,187)	$10,827	$(90,515)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total segment adjusted operating income (loss) (2)	$10,884	$(26,187)	$10,827	$(90,515)
Other reconciling items (3)	(41,463)	(43,107)	(86,440)	(82,711)
Earnings (losses) from unconsolidated affiliates	(1)	—	1	2
Investment income (loss)	(3,164)	(886)	(2,699)	(165)
Interest expense	(60,592)	(54,688)	(121,978)	(111,206)
Other, net	(77,601)	(10,104)	(91,690)	(23,614)
Income (loss) from continuing operations before income taxes	$(171,937)	$(134,972)	$(291,979)	$(308,209)

	June 30,	December 31,
	2018	2017
	(In thousands)
Total assets:
U.S. Drilling	$3,116,162	$3,203,560
Canada Drilling	317,872	347,773
International Drilling	3,312,637	3,540,829
Drilling Solutions	201,445	182,162
Rig Technologies	467,519	459,665
Other reconciling items (3)	884,653	667,995
Total	$8,300,288	$8,401,984

(1)	Represents the elimination of inter-segment transactions.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	June 30, 2018

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$219,389	$—	$—	$41,418	$57,573	$—	$318,380
U.S. Offshore Gulf of Mexico	32,064	—	—	2,810	—	—	34,874
Alaska	12,942	—	—	877	208	—	14,027
Canada	—	17,442	—	1,425	10,222	—	29,089
Middle East & Asia	—	—	240,508	9,007	6,503	—	256,018
Latin America	—	—	87,809	3,665	1,919	—	93,393
Europe, Africa & CIS	—	—	49,669	657	4,896	—	55,222
Eliminations & other	—	—	—	—	—	(39,083)	(39,083)
Total	$264,395	$17,442	$377,986	$59,859	$81,321	$(39,083)	$761,920

	Six Months Ended
	June 30, 2018

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$423,981	$—	$—	$85,687	$108,174	$—	$617,842
U.S. Offshore Gulf of Mexico	53,055	—	—	6,109	—	—	59,164
Alaska	28,361	—	—	1,443	344	—	30,148
Canada	—	49,329	—	3,716	13,611	—	66,656
Middle East & Asia	—	—	474,367	16,735	11,709	—	502,811
Latin America	—	—	171,691	7,649	3,577	—	182,917
Europe, Africa & CIS	—	—	100,773	1,168	8,575	—	110,516
Eliminations & other	—	—	—	—	—	(73,940)	(73,940)
Total	$505,397	$49,329	$746,831	$122,507	$145,990	$(73,940)	$1,496,114

	Three Months Ended
	June 30, 2017

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$160,126	$—	$—	$26,509	$56,595	$—	$243,230
U.S. Offshore Gulf of Mexico	16,361	—	—	101	—	—	16,462
Alaska	10,857	—	—	1,306	188	—	12,351
Canada	—	17,121	—	1,322	1,564	—	20,007
Middle East & Asia	—	—	222,294	1,819	2,838	—	226,951
Latin America	—	—	103,920	614	—	—	104,534
Europe, Africa & CIS	—	—	54,124	158	—	—	54,282
Eliminations & other	—	—	—	—	—	(46,462)	(46,462)
Total	$187,344	$17,121	$380,338	$31,829	$61,185	$(46,462)	$631,355

	Six Months Ended
	June 30, 2017

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$297,349	$—	$—	$48,829	$95,255	$—	$441,433
U.S. Offshore Gulf of Mexico	29,667	—	—	186	—	—	29,853
Alaska	22,262	—	—	2,437	314	—	25,013
Canada	—	44,929	—	3,305	3,539	—	51,773
Middle East & Asia	—	—	418,552	3,121	6,153	—	427,826
Latin America	—	—	197,365	1,129	—	—	198,494
Europe, Africa & CIS	—	—	102,644	187	—	—	102,831
Eliminations & other	—	—	—	—	—	(83,318)	(83,318)
Total	$349,278	$44,929	$718,561	$59,194	$105,261	$(83,318)	$1,193,905

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows (in millions):

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

As of December 31, 2017	$738.0	$67.0	$46.9	$218.4	$135.0
As of June 30, 2018	$820.6	$61.7	$26.4	$182.2	$79.9

Approximately 62% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2018, of which 31% was recognized during the six months ended June 30, 2018, and 25% is expected to be recognized during 2019. The remaining 13% of the contract liability balance at the beginning of the period is included within other long-term liabilities and expected to be recognized as revenue during 2020 or thereafter.

Additionally, 59% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2018, of which 35% was recognized during the six months ended June 30, 2018, and 26% is expected to be recognized during 2019. The remaining 15% of the contract asset balance at the beginning of the period is included within other long-term assets and expected to be recognized as expense during 2020 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

Note 13 Condensed Consolidating Financial Information

Nabors has fully and unconditionally guaranteed all of the issued public debt securities of Nabors Delaware, a 100% wholly owned subsidiary. The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware are not required to be filed with the SEC. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The following condensed consolidating financial information presents condensed consolidating balance sheets as of June 30, 2018 and December 31, 2017, statements of income (loss) and statements of other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017, and statements of cash flows for the six months ended June 30, 2018 and 2017 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	June 30, 2018
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$3,182	$43	$590,059	$—	$593,284
Short-term investments	—	—	43,208	54	43,262
Accounts receivable, net	—	—	780,247	—	780,247
Inventory, net	—	—	173,063	—	173,063
Assets held for sale	—	—	35,963	—	35,963
Other current assets	50	—	156,602	—	156,652
Total current assets	3,232	43	1,779,142	54	1,782,471
Property, plant and equipment, net	—	—	5,709,895	—	5,709,895
Goodwill	—	—	172,817	—	172,817
Intercompany receivables	107,379	583,008	—	(690,387)	—
Investment in consolidated affiliates	2,981,471	5,337,900	4,015,212	(12,334,583)	—
Deferred income taxes	—	362,463	406,281	(362,463)	406,281
Other long-term assets	—	79	254,770	(26,025)	228,824
Total assets	$3,092,082	$6,283,493	$12,338,117	$(13,413,404)	$8,300,288

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$243	$—	$243
Trade accounts payable	1,006	175	377,847	—	379,028
Accrued liabilities	28,042	77,098	387,647	—	492,787
Income taxes payable	—	—	1,724	—	1,724
Total current liabilities	29,048	77,273	767,461	—	873,782
Long-term debt	—	3,844,638	—	(26,025)	3,818,613
Other long-term liabilities	—	16,299	273,714	—	290,013
Deferred income taxes	—	—	383,176	(362,463)	20,713
Intercompany payable	—	—	690,387	(690,387)	—
Total liabilities	29,048	3,938,210	2,114,738	(1,078,875)	5,003,121
Redeemable noncontrolling interest in subsidiary	—	—	208,519	—	208,519
Shareholders’ equity	3,063,034	2,345,283	9,989,246	(12,334,529)	3,063,034
Noncontrolling interest	—	—	25,614	—	25,614
Total equity	3,063,034	2,345,283	10,014,860	(12,334,529)	3,088,648
Total liabilities and equity	$3,092,082	$6,283,493	$12,338,117	$(13,413,404)	$8,300,288

Condensed Consolidating Balance Sheets

	December 31, 2017
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$1,091	$44	$335,862	$—	$336,997
Short-term investments	—	—	28,369	—	28,369
Accounts receivable, net	—	—	698,477	—	698,477
Inventory, net	—	—	166,307	—	166,307
Assets held for sale	—	—	37,052	—	37,052
Other current assets	50	56	180,028	—	180,134
Total current assets	1,141	100	1,446,095	—	1,447,336
Property, plant and equipment, net	—	—	6,109,565	—	6,109,565
Goodwill	—	—	173,226	—	173,226
Intercompany receivables	133,602	481,092	—	(614,694)	—
Investment in consolidated affiliates	2,799,320	5,531,799	3,799,933	(12,131,052)	—
Deferred income taxes	—	333,349	419,003	(333,349)	419,003
Other long-term assets	—	78	324,919	(72,143)	252,854
Total assets	$2,934,063	$6,346,418	$12,272,741	$(13,151,238)	$8,401,984

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$181	$—	$181
Trade accounts payable	147	124	363,145	—	363,416
Accrued liabilities	21,100	67,760	444,184	—	533,044
Income taxes payable	—	—	22,835	—	22,835
Total current liabilities	21,247	67,884	830,345	—	919,476
Long-term debt	—	4,099,909	—	(72,143)	4,027,766
Other long-term liabilities	—	16,284	285,349	—	301,633
Deferred income taxes	—	—	343,687	(333,349)	10,338
Intercompany payable	1,000	—	613,694	(614,694)	—
Total liabilities	22,247	4,184,077	2,073,075	(1,020,186)	5,259,213
Redeemable noncontrolling interest in subsidiary	—	—	203,998	—	203,998
Shareholders’ equity	2,911,816	2,162,341	9,968,711	(12,131,052)	2,911,816
Noncontrolling interest	—	—	26,957	—	26,957
Total equity	2,911,816	2,162,341	9,995,668	(12,131,052)	2,938,773
Total liabilities and equity	$2,934,063	$6,346,418	$12,272,741	$(13,151,238)	$8,401,984

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended June 30, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$761,920	$—	$761,920
Earnings (losses) from unconsolidated affiliates	—	—	(1)	—	(1)
Earnings (losses) from consolidated affiliates	(194,594)	59,040	12,080	123,474	—
Investment income (loss)	—	—	4	(3,168)	(3,164)
Total revenues and other income	(194,594)	59,040	774,003	120,306	758,755
Costs and other deductions:
Direct costs	—	—	493,975	—	493,975
General and administrative expenses	2,854	157	65,151	(339)	67,823
Research and engineering	—	—	12,439	—	12,439
Depreciation and amortization	—	32	218,230	—	218,262
Interest expense, net	—	60,798	(206)	—	60,592
Other, net	1,204	—	76,058	339	77,601
Intercompany interest expense, net	100	—	(100)	—	—
Total costs and other deductions	4,158	60,987	865,547	—	930,692
Income (loss) from continuing operations before income taxes	(198,752)	(1,947)	(91,544)	120,306	(171,937)
Income tax expense (benefit)	—	(14,027)	37,305	—	23,278
Income (loss) from continuing operations, net of tax	(198,752)	12,080	(128,849)	120,306	(195,215)
Income (loss) from discontinued operations, net of tax	—	—	(584)	—	(584)
Net income (loss)	(198,752)	12,080	(129,433)	120,306	(195,799)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(2,953)	—	(2,953)
Net income (loss) attributable to Nabors	(198,752)	12,080	(132,386)	120,306	(198,752)
Less: Preferred stock dividend	(3,680)	—	—	—	(3,680)
Net income (loss) attributable to Nabors common shareholders	$(202,432)	$12,080	$(132,386)	$120,306	$(202,432)

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended June 30, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$631,355	$—	$631,355
Earnings (losses) from consolidated affiliates	(129,592)	(20,265)	(60,777)	210,634	—
Investment income (loss)	(2)	1	2,095	(2,980)	(886)
Total revenues and other income	(129,594)	(20,264)	572,673	207,654	630,469
Costs and other deductions:
Direct costs	—	—	417,521	—	417,521
General and administrative expenses	3,359	193	60,468	(325)	63,695
Research and engineering	—	—	11,343	—	11,343
Depreciation and amortization	—	31	208,059	—	208,090
Interest expense, net	—	56,505	(1,817)	—	54,688
Other, net	(2)	7,576	2,205	325	10,104
Total costs and other deductions	3,357	64,305	697,779	—	765,441
Income (loss) from continuing operations before income taxes	(132,951)	(84,569)	(125,106)	207,654	(134,972)
Income tax expense (benefit)	—	(23,792)	4,296	—	(19,496)
Income (loss) from continuing operations, net of tax	(132,951)	(60,777)	(129,402)	207,654	(115,476)
Income (loss) from discontinued operations, net of tax	—	—	(15,504)	—	(15,504)
Net income (loss)	(132,951)	(60,777)	(144,906)	207,654	(130,980)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(1,971)	—	(1,971)
Net income (loss) attributable to Nabors	$(132,951)	$(60,777)	$(146,877)	$207,654	$(132,951)

Condensed Consolidating Statements of Income (Loss)

	Six Months Ended June 30, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,496,114	$—	$1,496,114
Earnings (losses) from unconsolidated affiliates	—	—	1	—	1
Earnings (losses) from consolidated affiliates	(336,419)	83,025	(14,445)	267,839	—
Investment income (loss)	2	—	3,448	(6,149)	(2,699)
Total revenues and other income	(336,417)	83,025	1,485,118	261,690	1,493,416
Costs and other deductions:
Direct costs	—	—	969,378	—	969,378
General and administrative expenses	5,237	399	137,266	(508)	142,394
Research and engineering	—	—	28,245	—	28,245
Depreciation and amortization	—	62	431,648	—	431,710
Interest expense, net	—	126,123	(4,145)	—	121,978
Other, net	1,199	—	89,983	508	91,690
Intercompany interest expense, net	100	—	(100)	—	—
Total costs and other deductions	6,536	126,584	1,652,275	—	1,785,395
Income (loss) from continuing operations before income taxes	(342,953)	(43,559)	(167,157)	261,690	(291,979)
Income tax expense (benefit)	—	(29,114)	75,937	—	46,823
Income (loss) from continuing operations, net of tax	(342,953)	(14,445)	(243,094)	261,690	(338,802)
Income (loss) from discontinued operations, net of tax	—	—	(659)	—	(659)
Net income (loss)	(342,953)	(14,445)	(243,753)	261,690	(339,461)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(3,492)	—	(3,492)
Net income (loss) attributable to Nabors	(342,953)	(14,445)	(247,245)	261,690	(342,953)
Less: Preferred stock dividend	(3,680)	—	—	—	(3,680)
Net income (loss) attributable to Nabors common shareholders	$(346,633)	$(14,445)	$(247,245)	$261,690	$(346,633)

Condensed Consolidating Statements of Income (Loss)

	Six Months Ended June 30, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,193,905	$—	$1,193,905
Earnings (losses) from unconsolidated affiliates	—	—	2	—	2
Earnings (losses) from consolidated affiliates	(275,463)	(70,982)	(157,016)	503,461	—
Investment income (loss)	15	64	5,716	(5,960)	(165)
Total revenues and other income	(275,448)	(70,918)	1,042,607	497,501	1,193,742
Costs and other deductions:
Direct costs	—	—	805,165	—	805,165
General and administrative expenses	6,657	330	120,621	(504)	127,104
Research and engineering	—	—	23,100	—	23,100
Depreciation and amortization	—	62	411,700	—	411,762
Interest expense, net	—	117,260	(6,054)	—	111,206
Other, net	(161)	18,973	4,298	504	23,614
Intercompany interest expense, net	(9)	—	9	—	—
Total costs and other deductions	6,487	136,625	1,358,839	—	1,501,951
Income (loss) from continuing operations before income taxes	(281,935)	(207,543)	(316,232)	497,501	(308,209)
Income tax expense (benefit)	—	(50,527)	5,422	—	(45,105)
Income (loss) from continuing operations, net of tax	(281,935)	(157,016)	(321,654)	497,501	(263,104)
Income (loss) from discontinued operations, net of tax	—	—	(15,943)	—	(15,943)
Net income (loss)	(281,935)	(157,016)	(337,597)	497,501	(279,047)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(2,888)	—	(2,888)
Net income (loss) attributable to Nabors	$(281,935)	$(157,016)	$(340,485)	$497,501	$(281,935)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(198,752)	$12,080	$(132,386)	$120,306	$(198,752)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	(5,570)	—	(5,570)	5,570	(5,570)
Pension liability amortization and adjustment	54	54	108	(162)	54
Unrealized gains (losses) and amortization on cash flow hedges	142	142	142	(284)	142
Other comprehensive income (loss) before tax	(5,374)	196	(5,320)	5,124	(5,374)
Income tax expense (benefit) related to items of other comprehensive income (loss)	48	48	96	(144)	48
Other comprehensive income (loss), net of tax	(5,422)	148	(5,416)	5,268	(5,422)
Comprehensive income (loss) attributable to Nabors	(204,174)	12,228	(137,802)	125,574	(204,174)
Net income (loss) attributable to noncontrolling interest	—	—	2,953	—	2,953
Translation adjustment attributable to noncontrolling interest	—	—	(63)	—	(63)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	2,890	—	2,890
Comprehensive income (loss)	$(204,174)	$12,228	$(134,912)	$125,574	$(201,284)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(132,951)	$(60,777)	$(146,877)	$207,654	$(132,951)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	10,879	—	10,879	(10,879)	10,879
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	3,785	—	3,785	(3,785)	3,785
Less: reclassification adjustment for (gains) losses included in net income (loss)	1,341	—	1,341	(1,341)	1,341
Unrealized gains (losses) on marketable securities	5,126	—	5,126	(5,126)	5,126
Pension liability amortization and adjustment	50	50	100	(150)	50
Unrealized gains (losses) and amortization on cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	16,208	203	16,258	(16,461)	16,208
Income tax expense (benefit) related to items of other comprehensive income (loss)	78	78	156	(234)	78
Other comprehensive income (loss), net of tax	16,130	125	16,102	(16,227)	16,130
Comprehensive income (loss) attributable to Nabors	(116,821)	(60,652)	(130,775)	191,427	(116,821)
Net income (loss) attributable to noncontrolling interest	—	—	1,971	—	1,971
Translation adjustment attributable to noncontrolling interest	—	—	108	—	108
Comprehensive income (loss) attributable to noncontrolling interest	—	—	2,079	—	2,079
Comprehensive income (loss)	$(116,821)	$(60,652)	$(128,696)	$191,427	$(114,742)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Six Months Ended June 30, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(342,953)	$(14,445)	$(247,245)	$261,690	$(342,953)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	(14,913)	—	(14,913)	14,913	(14,913)
Pension liability amortization and adjustment	108	108	216	(324)	108
Unrealized gains (losses) and amortization on cash flow hedges	282	282	282	(564)	282
Adoption of ASU No. 2016-01	(9,144)	—	(9,144)	9,144	(9,144)
Other comprehensive income (loss) before tax	(23,667)	390	(23,559)	23,169	(23,667)
Income tax expense (benefit) related to items of other comprehensive income (loss)	91	91	182	(273)	91
Other comprehensive income (loss), net of tax	(23,758)	299	(23,741)	23,442	(23,758)
Comprehensive income (loss) attributable to Nabors	(366,711)	(14,146)	(270,986)	285,132	(366,711)
Net income (loss) attributable to noncontrolling interest	—	—	3,492	—	3,492
Translation adjustment attributable to noncontrolling interest	—	—	(159)	—	(159)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	3,333	—	3,333
Comprehensive income (loss)	$(366,711)	$(14,146)	$(267,653)	$285,132	$(363,378)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Six Months Ended June 30, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(281,935)	$(157,016)	$(340,485)	$497,501	$(281,935)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	14,739	—	14,739	(14,739)	14,739
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	584	—	584	(584)	584
Less: reclassification adjustment for (gains) losses included in net income (loss)	1,341	—	1,341	(1,341)	1,341
Unrealized gains (losses) on marketable securities	1,925	—	1,925	(1,925)	1,925
Pension liability amortization and adjustment	100	100	200	(300)	100
Unrealized gains (losses) and amortization on cash flow hedges	306	306	306	(612)	306
Other comprehensive income (loss) before tax	17,070	406	17,170	(17,576)	17,070
Income tax expense (benefit) related to items of other comprehensive income (loss)	157	157	314	(471)	157
Other comprehensive income (loss), net of tax	16,913	249	16,856	(17,105)	16,913
Comprehensive income (loss) attributable to Nabors	(265,022)	(156,767)	(323,629)	480,396	(265,022)
Net income (loss) attributable to noncontrolling interest	—	—	2,888	—	2,888
Translation adjustment attributable to noncontrolling interest	—	—	157	—	157
Comprehensive income (loss) attributable to noncontrolling interest	—	—	3,045	—	3,045
Comprehensive income (loss)	$(265,022)	$(156,767)	$(320,584)	$480,396	$(261,977)

Condensed Consolidating Statements Cash Flows

	Six Months Ended June 30, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$56,041	$(102,233)	$151,698	$(28,149)	$77,357
Cash flows from investing activities:
Purchases of investments	—	—	(676)	—	(676)
Sales and maturities of investments	—	—	2,602	—	2,602
Cash paid for investments in consolidated affiliates	(587,500)	—	(199,000)	786,500	—
Capital expenditures	—	—	(209,471)	—	(209,471)
Proceeds from sales of assets and insurance claims	—	—	77,272	—	77,272
Change in intercompany balances	—	127,059	(127,059)	—	—
Net cash provided by (used for) investing activities	(587,500)	127,059	(456,332)	786,500	(130,273)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(344)	—	(344)
Proceeds from issuance of long-term debt	—	800,000	—	—	800,000
Debt issuance costs	—	(12,990)	—	—	(12,990)
Proceeds from revolving credit facilities	—	625,000	—	—	625,000
Proceeds from parent contributions	—	199,000	587,500	(786,500)	—
Proceeds from issuance of common shares, net of issuance costs	302,014	—	—	—	302,014
Reduction of long-term debt	—	(460,837)	—	—	(460,837)
Dividends to shareholders	(42,349)	—	—	6,149	(36,200)
Proceeds from (payment for) commercial paper, net	—	(40,000)	—	—	(40,000)
Reduction in revolving credit facilities	—	(1,135,000)	—	—	(1,135,000)
Proceeds from (payments for) short-term borrowings	—	—	62	—	62
Proceeds from issuance of preferred stock, net of issuance costs	278,573	—	—	—	278,573
Proceeds from issuance of intercompany debt	20,000	—	(20,000)	—	—
Paydown of intercompany debt	(21,000)	—	21,000	—	—
Distributions to Non-controlling interest	—	—	(4,676)	—	(4,676)
Distribution from subsidiary to parent	—	—	(22,000)	22,000	—
Other changes	(3,688)	—	—	—	(3,688)
Net cash (used for) provided by financing activities	533,550	(24,827)	561,542	(758,351)	311,914
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,637)	—	(3,637)
Net increase (decrease) in cash and cash equivalents	2,091	(1)	253,271	—	255,361
Cash, cash equivalents and restricted cash, beginning of period	1,091	44	340,894	—	342,029
Cash, cash equivalents and restricted cash, end of period	$3,182	$43	$594,165	$—	$597,390

Condensed Consolidating Statements Cash Flows

	Six Months Ended June 30, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$86,986	$(101,280)	$90,722	$(85,958)	$(9,530)
Cash flows from investing activities:
Purchases of investments	—	—	(4,489)	—	(4,489)
Sales and maturities of investments	—	—	12,429	—	12,429
Cash paid for investments in consolidated affiliates	—	—	(36,000)	36,000	—
Capital expenditures	—	—	(315,769)	—	(315,769)
Proceeds from sale of assets and insurance claims	—	—	18,796	—	18,796
Change in intercompany balances	—	(290,794)	290,794	—	—
Net cash provided by (used for) investing activities	—	(290,794)	(34,239)	36,000	(289,033)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(42)	—	(42)
Debt issuance costs	—	(11,037)	—	—	(11,037)
Proceeds from issuance of common shares	8,300	—	—	—	8,300
Reduction in long-term debt	—	(265,437)	(112,546)	—	(377,983)
Dividends to shareholders	(40,155)	—	—	5,958	(34,197)
Proceeds from (payments for) commercial paper, net	—	171,985	—	—	171,985
Proceeds from (payments for) issuance of intercompany debt	33,000	20,000	(53,000)	—	—
Purchase of capped call hedge transactions	—	(40,250)	—	—	(40,250)
Proceeds from revolving credit facilities	—	100,000	—	—	100,000
Proceeds from issuance of long-term debt	—	411,200	—	—	411,200
Payments on term loan	—	(162,500)	—	—	(162,500)
Paydown of intercompany debt	(79,000)	(20,000)	99,000	—	—
Cash proceeds from equity component of convertible debt	—	159,952	—	—	159,952
Noncontrolling interest contribution	—	—	20,000	—	20,000
Distributions to Non-controlling interest	—	—	(6,982)	—	(6,982)
Proceeds from (payments for) short-term borrowings	—	—	(173)	—	(173)
Proceeds from parent contributions	—	18,000	18,000	(36,000)	—
Distribution from subsidiary to parent	—	—	(80,000)	80,000	—
Other changes	(7,844)	—	—	—	(7,844)
Net cash (used for) provided by financing activities	(85,699)	381,913	(115,743)	49,958	230,429
Effect of exchange rate changes on cash and cash equivalents	—	—	992	—	992
Net increase (decrease) in cash and cash equivalents	1,287	(10,161)	(58,268)	—	(67,142)
Cash, cash equivalents and restricted cash, beginning of period	1,148	10,177	253,665	—	264,990
Cash, cash equivalents and restricted cash, end of period	$2,435	$16	$195,397	$—	$197,848

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

Financial Results

Comparison of the three months ended June 30, 2018 and 2017

Operating revenues for the three months ended June 30, 2018 totaled $761.9 million, representing an increase of $130.6 million, or 21%, compared to the three months ended June 30, 2017. We experienced an increase in operating revenue primarily within our U.S. Drilling, Drilling Solutions and Rig Technologies operating segments as activity has increased in the U.S. as evidenced by the 11% increase in average rigs working within U.S. Drilling during the three months ended June 30, 2018 compared to the same period in 2017. Additionally, we benefited from incremental operating revenues of approximately $42.0 million as a result of our acquisition of Tesco, which was completed in the fourth quarter of 2017.

Net loss from continuing operations attributable to Nabors common shareholders totaled $201.8 million for the three months ended June 30, 2018 ($0.61 per diluted share) compared to a net loss from continuing operations attributable to Nabors common shareholders of $117.4 million ($0.41 per diluted share) for the three months ended June 30, 2017, or an $84.4 million increase in the net loss. Although our segments’ adjusted operating income improved by approximately $37.1 million compared to the prior period, our net loss for the three months ended June 30, 2018 was negatively impacted by a $63.7 million loss on the sale of three jackup rigs as well as a $42.8 million increase in income tax expense.

General and administrative expenses for the three months ended June 30, 2018 totaled $67.8 million, representing an increase of $4.1 million, or 6%, compared to the three months ended June 30, 2017. This is reflective of a slight increase in salaries and other compensation as well as increases in headcount as a result of increased activity, including the impact from the Company’s acquisition of Tesco in the fourth quarter of 2017.

Research and engineering expenses for the three months ended June 30, 2018 totaled $12.4 million, representing an increase of $1.1 million, or 10%, compared to the three months ended June 30, 2017. The increase is a result of increased efforts over a number of strategic research and engineering projects as the market rebalanced and activity increased.

Depreciation and amortization expense for the three months ended June 30, 2018 was $218.3 million, representing an increase of $10.2 million, or 5%, compared to the three months ended June 30, 2017. The slight increase was primarily due to the increased number of rigs that were working during the period, which results in a higher active depreciation rate coupled with incremental depreciation associated with the acquisition of Tesco.

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

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	June 30,
	2018	2017	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$264,395	$187,344	$77,051	41%
Adjusted operating income (loss)	$(13,107)	$(56,079)	$42,972	77%
Average rigs working (1)	112.1	100.6	11.5	11%

Canada Drilling
Operating revenues	$17,442	$17,121	$321	2%
Adjusted operating income (loss)	$(4,608)	$(5,014)	$406	8%
Average rigs working (1)	10.2	12.4	(2.2)	(18)%

International Drilling
Operating revenues	$377,986	$380,338	$(2,352)	(1)%
Adjusted operating income (loss)	$24,486	$36,174	$(11,688)	(32)%
Average rigs working (1)	93.1	92.7	0.4	0%

Drilling Solutions
Operating revenues	$59,859	$31,829	$28,030	88%
Adjusted operating income (loss)	$7,546	$3,772	$3,774	100%

Rig Technologies
Operating revenues	$81,321	$61,185	$20,136	33%
Adjusted operating income (loss)	$(3,433)	$(5,040)	$1,607	32%

(1)

Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating results increased during the three months ended June 30, 2018 compared to the corresponding 2017 period primarily due to an increase in dayrates as market prices have continued to improve, which resulted in approximately $26.5 million of the increase adjusted operating income. Additionally, we have experienced an increase in activity as reflected by an 11% increase in the average number of rigs working which represented approximately $15.0 million of the increase in adjusted operating income. Included in this amount are incremental operating results from the contribution of full operating dayrate for one of our new MODS-400 rigs in the Gulf of Mexico.

Canada Drilling

Operating results improved during the three months ended June 30, 2018 compared to the corresponding 2017 period. Although overall rig activity declined, this was offset by an increase in operating results attributed to the mix of higher margin active rigs working as well as a slight increase in dayrates during the three months ended June 30, 2018.

International Drilling

Operating revenue as well as activity remained relatively flat during the three months ended June 30, 2018 compared to the corresponding 2017 period. Operating results for the period were unfavorably impacted by the expiration of higher margin contracts, which were partially offset by new rig awards in lower margin regions in combination with dayrate reduction. Further contributing to the decline in operating results was decreased activity resulting from the sale of three jackup rigs and rig recertification.

Drilling Solutions

Operating results increased during the three months ended June 30, 2018 compared to the corresponding 2017 period primarily due to the increase in drilling activity in the U.S. and in the demand for our products and services. Additionally, this segment benefitted from incremental operating revenues of approximately $19.9 million related to the recent acquisition of Tesco during the fourth quarter of 2017.

Rig Technologies

Operating revenues increased during the three months ended June 30, 2018 compared to the corresponding 2017 period primarily due to approximately $22.2 million in incremental revenue as a result of the acquisition of Tesco during the fourth quarter of 2017.

Other Financial Information

Interest expense

Interest expense for the three months ended June 30, 2018 was $60.6 million, representing an increase of $5.9 million, or 11%, compared to the three months ended June 30, 2017. The increase was primarily due to the additional interest expense related to the January 2018 issuance of $800 million in aggregate principal amount of 5.75% senior notes due 2025. This increase was partially offset by a reduction in interest expense due to the repayment of the 6.15% senior notes due February 2018.

Other, net

Other, net for the three months ended June 30, 2018 was $77.6 million of expense, which included a net loss on sales and disposals of assets of approximately $67.3 million, primarily comprised of a $63.7 million loss on the sale of three jackup rigs, an increase in litigation reserves of $4.7 million, foreign currency exchange losses of $3.8 million and transaction related costs of approximately $5.9 million.

Other, net for the three months ended June 30, 2017 was $10.1 million of expense, which included a loss on debt buy-backs of $7.3 million, transaction related costs of approximately $1.9 million, foreign currency exchange losses of $1.6 million and increases to our litigation reserves of $0.8 million. These losses were partially offset by a net gain on sales and disposals of assets of approximately $2.7 million.

Income tax rate

Our worldwide effective tax rate for the three months ended June 30, 2018 was (13.5%) compared to 14.4% for the three months ended June 30, 2017. The change was attributable to the effect of the geographic mix of pre-tax earnings (losses), primarily due to higher income tax expense in certain tax jurisdictions despite a consolidated net loss before income taxes. This resulted in a negative tax rate for the quarter.

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

Discontinued Operations

Our discontinued operations for the three months ended June 30, 2018 and 2017 consisted of our historical wholly owned oil and gas businesses. Income (loss) from discontinued operations for the three months ended June 30, 2018 was a loss of $0.6 million compared to a loss of $15.5 million for the three months ended June 30, 2017. Our net loss during the three months ended June 30, 2017 was primarily due to a $16.5 million charge related to the settlement of litigation associated with our previously owned Ramshorn International properties.

Comparison of the six months ended June 30, 2018 and 2017

Operating revenues for the six months ended June 30, 2018 totaled $1.5 billion, representing an increase of $302.2 million, or 25%, compared to the six months ended June 30, 2017. We experienced an increase in operating revenue across all of our operating segments as activity has increased across the U.S. and international markets, as evidenced by the 9% increase in average rigs working during the six months ended June 30, 2018 compared to the same period in 2017. Additionally, we benefited from incremental operating revenues of approximately $75.5 million as a result of our acquisition of Tesco.

Net loss from continuing operations attributable to Nabors common shareholders totaled $346.0 million for the six months ended June 30, 2018 ($1.08 per diluted share) compared to a net loss from continuing operations attributable to Nabors common shareholders of $266.0 million ($0.93 per diluted share) for the six months ended June 30, 2017, or an $80.0 million increase in the net loss. Although our segments’ adjusted operating income improved by approximately $101.3 million compared to the period, our net loss was adversely impacted by a $63.7 million loss on the sale of three jackup rigs as well as a $91.9 million increase in income tax expense.

General and administrative expenses for the six months ended June 30, 2018 totaled $142.4 million, representing an increase of $15.3 million or 12%, compared to the six months ended June 30, 2017. This is reflective of a slight increase in salaries and other compensation as well as increases in headcount as a result of increased activity, including the impact from the Company’s acquisition of Tesco in the fourth quarter of 2017.

Research and engineering expenses for the six months ended June 30, 2018 totaled $28.2 million, representing an increase of $5.1 million, or 22%, compared to the six months ended June 30, 2017. The increase is a result of increased efforts towards a number of strategic research and engineering projects as the market rebalanced and activity increased.

Depreciation and amortization expense for the six months ended June 30, 2018 was $431.7 million, representing an increase of $19.9 million, or 5%, compared to the six months ended June 30, 2017. The slight increase was primarily due the increased number of rigs that were working during the period, which results in a higher active depreciation rate coupled with incremental depreciation associated with the acquisition of Tesco.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Six Months Ended
	June 30,
	2018	2017	Increase/(Decrease)

U.S. Drilling
Operating revenues	$505,397	$349,278	$156,119	45%
Adjusted operating income (loss)	$(32,853)	$(119,261)	$86,408	72%
Average rigs working (1)	112.0	94.7	17.3	18%

Canada Drilling
Operating revenues	$49,329	$44,929	$4,400	10%
Adjusted operating income (loss)	$(5,200)	$(9,025)	$3,825	42%
Average rigs working (1)	15.6	17.1	(1.5)	(9)%

International Drilling
Operating revenues	$746,831	$718,561	$28,270	4%
Adjusted operating income (loss)	$49,022	$48,148	$874	2%
Average rigs working (1)	93.8	91.3	2.5	3%

Drilling Solutions
Operating revenues	$122,507	$59,194	$63,313	107%
Adjusted operating income (loss)	$16,267	$2,794	$13,473	n/m (2)

Rig Technologies
Operating revenues	$145,990	$105,261	$40,729	39%
Adjusted operating income (loss)	$(16,409)	$(13,171)	$(3,238)	(25)%

(1)

Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

(2)	The number is so large that it is not meaningful.

U.S. Drilling

Operating results increased during the six months ended June 30, 2018 compared to the corresponding 2017 period primarily due to an 18% increase in the average number of rigs working. Additionally, these rigs operated at higher dayrates as market prices continued to improve, further contributing to the $156.1 million, or 45%, increase in operating revenues.

Canada Drilling

Operating results improved during the six months ended June 30, 2018 compared to the corresponding 2017 period. Although average rigs working remained relatively flat, the mix of higher margin active rigs supplemented by an increase in dayrates as market prices have improved.

International Drilling

Operating revenue increased slightly during the six months ended June 30, 2018 compared to the corresponding 2017 period primarily due to the increase in activity during the period. Our results for the six months ended June 30, 2017 were unfavorably impacted by a loss of revenue and increased costs related to downtime incurred to perform structural work on many of our rigs in our largest international market.

Drilling Solutions

Operating results increased during the six months ended June 30, 2018 compared to the corresponding 2017 period primarily due to the significant increase in drilling activity in the U.S. and in the demand for our products and services.

Additionally, this segment benefitted from incremental operating revenues of approximately $40.3 million related to the recent acquisition of Tesco during the fourth quarter of 2017.

Rig Technologies

Operating revenues increased during the six months ended June 30, 2018 compared to the corresponding 2017 period primarily due to approximately $35.1 million in incremental revenue as a result of the acquisition of Tesco during the fourth quarter of 2017. However, operating income (loss) was adversely impacted by the mix between higher margin capital equipment sales and other lower margin activity.

Other Financial Information

Interest expense

Interest expense for the six months ended June 30, 2018 was $122.0 million, representing an increase of $10.8 million, or 10%, compared to the six months ended June 30, 2017. The increase was primarily due to the additional interest expense related to the January 2018 issuance of $800 million in aggregate principal amount of 5.75% senior notes due 2025. This increase was partially offset by a reduction in interest expense due to the repayment of the 6.15% senior notes due February 2018.

Other, net

Other, net for the six months ended June 30, 2018 was $91.7 million of expense, which included net losses on sales and disposals of assets of approximately $69.6 million, primarily related to a $63.7 million loss on the sale of three jackup rigs, transaction related costs of $12.9 million, an increase in litigation reserves of $8.3 million and foreign currency exchange losses of $6.3 million.

Other, net for the six months ended June 30, 2017 was $23.6 million of expense, which included a loss on debt buy-backs of $15.9 million, foreign currency exchange losses of $2.5 million, transaction related costs of approximately $1.9 million and increases to our litigation reserves of $1.6 million.

Income tax rate

Our worldwide effective tax rate for the six months ended June 30, 2018 was (16.0%) compared to 14.6% for the six months ended June 30, 2017. The change was attributable to the effect of the geographic mix of pre-tax earnings (losses), primarily due to higher income tax expense in certain tax jurisdictions despite a consolidated net loss before income taxes. This resulted in a negative tax rate for the six months ended June 30, 2018.

Discontinued Operations

Our discontinued operations for the six months ended June 30, 2018 and 2017 consisted of our historical wholly owned oil and gas businesses. Income (loss) from discontinued operations for the six months ended June 30, 2018 was a loss of $0.7 million compared to a loss of $15.9 million for the six months ended June 30, 2017. Our net loss for the six months ended June 30, 2017 was primarily due to a $16.5 million charge related to the settlement of litigation associated with our previously owned Ramshorn International properties.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments and availability under our revolving credit facility. As of June 30, 2018, we had cash and short-term investments of $636.5 million and working capital of $908.7 million. As of December 31, 2017, we had cash and short-term investments of $365.4 million and working capital of $527.9 million. At June 30, 2018, we had no borrowings outstanding under our $2.25 billion revolving credit facility.

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

In May 2018, we issued 35,000,000 shares of common stock at a price to the public of $7.75 per share and 5,750,000 shares (including the underwriters option for 750,000 shares) of 6% Series A Mandatory Convertible Preferred Stock (the “mandatory convertible preferred shares”), par value $.001 per share, with a liquidation preference of $50 per share. The dividends on the mandatory convertible preferred shares will be payable on a cumulative basis.  Unless converted earlier, each share of mandatory convertible preferred shares initially will automatically convert into between 5.3763 shares and 6.4516 shares of our common stock based on the average share price over a period of twenty consecutive trading days ending prior to May 1, 2021, subject to anti-dilution adjustments. In connection with the common shares offering, in June 2018 the underwriters exercised in full their option to purchase 5,250,000 additional common shares. Nabors received aggregate net proceeds of approximately $580.6 million after deducting underwriting discounts, commissions, and offering expenses. The net proceeds from these offerings were used to repay amounts outstanding under the revolving credit facility, which we may re-borrow from time to time for the repayment of other indebtedness, and for general corporate purposes.

We had 15 letter-of-credit facilities with various banks as of June 30, 2018. Availability under these facilities as of June 30, 2018 was as follows:

June 30,
2018
(In thousands)
Credit available	$759,421
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	133,230
Remaining availability	$626,191

Our gross debt to capital ratio was 0.55:1 as of June 30, 2018 and 0.58:1 as of December 31, 2017. Our net debt to capital ratio was 0.51:1 as of June 30, 2018 and 0.56:1 as of December 31, 2017. The gross debt to capital ratio is calculated by dividing total debt by total capitalization (total debt plus shareholders’ equity). The net debt to capital ratio is calculated by dividing net debt by net capitalization. Net debt is defined as total debt minus the sum of cash and cash equivalents and short-term investments. Net capitalization is defined as net debt plus shareholders’ equity. Availability under the revolving credit facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. We were in compliance with all covenants under the agreement at June 30, 2018. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable. We have contemplated various alternative actions that could be pursued if we believe a violation of the covenant seemed likely to occur in the future.  These actions include reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. Neither the gross debt to capital ratio nor the net debt to capital ratio is a measure of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 2.8:1 as of June 30, 2018 and 2.4:1 as of December 31, 2017. The interest coverage ratio is a trailing 12-month quotient of the sum of operating revenues, direct costs, general administrative expenses and research and engineering expenses divided by interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

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

Future Cash Requirements

We expect capital expenditures over the next 12 months to be approximately $0.5 billion. Purchase commitments outstanding at June 30, 2018 totaled approximately $226.6 million, primarily for rig-related enhancements, new rig equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

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

On August 25, 2015, our Board of Directors authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400 million of our common shares by various means, including in the open market or in privately negotiated transactions. This authorization does not have an expiration date and does not obligate us to repurchase any of our common shares. Since establishing the program, we have repurchased 14.0 million of our common shares for an aggregate purchase price of approximately $119.4 million under this program. As of June 30, 2018, the remaining amount authorized under the program that may be used to purchase shares was $280.6 million. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of June 30, 2018, our subsidiaries held 52.8 million of our common shares.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, both in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and may involve material amounts. We redeemed $303.5 million aggregate principal amount of our 9.25% senior notes due 2019 on July 6, 2018.

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the six months ended June 30, 2018 and 2017 below.

Operating Activities.  Net cash provided by operating activities totaled $77.4 million during the six months ended June 30, 2018, compared to net cash used of $9.5 million during the corresponding 2017 period. Operating cash flows are our primary source of capital and liquidity. The increase in cash flows from operations is primarily attributable to increases in activity and margins.  Additionally, changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables and interest payments are significant factors affecting operating cash flows. Changes in working capital items used $154.2 million and $109.2 million in cash during the six months ended June 30, 2018 and 2017, respectively.

Investing Activities.  Net cash used for investing activities totaled $130.3 million during the six months ended June 30, 2018 compared to $289.0 million during the corresponding 2017 period. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the six months ended June 30, 2018 and 2017, we used cash for capital expenditures totaling $209.5 million and $315.8 million, respectively. Additionally, we received net proceeds of $77.3 million from the sale of assets during the six months ended June 30, 2018. This was primarily comprised of the cash proceeds received from the sale of three jackup rigs.

Financing Activities.  Net cash provided by financing activities totaled $311.9 million during the six months ended June 30, 2018 compared to net cash provided of $230.4 million during the corresponding 2017 period. During the six months ended June 30, 2018, we received net proceeds of $787.0 million in connection with the issuance of our 5.75% senior notes and $580.6 million from the issuance of common and mandatory convertible preferred shares. This was partially offset by the repayment of the remaining balance of our 6.15% senior notes of $460.8 million and $550.0 million on our revolving credit facility and commercial paper program. Additionally, we paid dividends of $36.2 million.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2018	2019	2020	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$132,550	79,477	40	—	$212,067

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2017 Annual Report. There were no material changes in our exposure to market risk during the six months ended June 30, 2018 from those disclosed in our 2017 Annual Report.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of our 2017 Annual Report and Form 10-Q for the three months ended March 31, 2018, which in addition to the information set forth elsewhere in this report, should be carefully considered when evaluating us. These risks are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business.

The Company’s ability to use its net operating loss carryforwards, and possibly other tax attributes, to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including future transactions involving the sale or issuance of Company common or preferred stock, or if taxable income does not reach sufficient levels.

As of June 30, 2018, the Company reported consolidated federal net operating loss (“NOL”) carryforwards of approximately $486.0 million and certain other favorable federal income tax attributes. The Company’s ability to use its NOL carryforwards and certain other attributes may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). An ownership change generally occurs if there is a more than 50 percentage point increase in the aggregate equity ownership of the Company by one or more “5 percent shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any testing period, which is generally the three-year period preceding any potential ownership change, measured against their lowest percentage ownership at any time during such period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended June 30, 2018 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
April 1 - April 30	76	$7.72	—	280,645
May 1 - May 31	2	$7.61	—	280,645
June 1 - June 30	169	$7.25	—	280,645

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

(2)

In August 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $400 million of our common shares in the open market or in privately negotiated transactions. Through June 30, 2018, we repurchased 14.0 million of our common shares for an aggregate purchase price of approximately $119.4 million under this program. As of June 30, 2018, we had $280.6 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares are held by our subsidiaries are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of June 30, 2018, our subsidiaries held 52.8 million of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1

Certificate of designations of the 6.00% Mandatory convertible Preferred Shares, Series A, of Nabors Industries Ltd. (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 001-32657) filed with the SEC on May 14, 2018).

10.1

Amendment No. 1 to the Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Annex B to Nabors Industries Ltd. Definitive Proxy Statement (File No. 001-32657) filed with the SEC on April 26, 2018).

10.2	Form of Restricted Stock Agreement – Directors, pursuant to the 2016 Stock Plan (1 year vesting).*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	August 1, 2018