Form 10-Q
period 2018-09-30
NABORS INDUSTRIES LTD
filed 2018-11-07
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

YES ☐  NO ☒

The number of common shares, par value $.001 per share, outstanding as of October 31, 2018 was 357,794,566, excluding 52,800,203 common shares held by our subsidiaries, or 410,594,769 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2018	2017
	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$347,525	$336,997
Short-term investments	41,033	28,369
Accounts receivable, net	775,137	698,477
Inventory, net	166,827	166,307
Assets held for sale	20,289	37,052
Other current assets	188,229	180,134
Total current assets	1,539,040	1,447,336
Property, plant and equipment, net	5,608,948	6,109,565
Goodwill	172,976	173,226
Deferred income taxes	407,851	419,003
Other long-term assets	231,732	252,854
Total assets (1)	$7,960,547	$8,401,984
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$433	$181
Trade accounts payable	331,713	363,416
Accrued liabilities	392,476	533,044
Income taxes payable	27,770	22,835
Total current liabilities	752,392	919,476
Long-term debt	3,737,273	4,027,766
Other long-term liabilities	272,607	301,633
Deferred income taxes	23,782	10,338
Total liabilities (1)	4,786,054	5,259,213
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest in subsidiary (Note 3)	210,665	203,998
Equity:
Shareholders’ equity:
Preferred shares, par value $0.001 per share:
Series A 6% Cumulative Mandatory Convertible; $50 per share liquidation preference; issued 5,750	6	—
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 410,160 and 367,510, respectively	410	368
Capital in excess of par value	3,387,922	2,791,129
Accumulated other comprehensive income (loss)	(7,115)	11,185
Retained earnings	864,019	1,423,154
Less: treasury shares, at cost, 52,800 and 52,800 common shares, respectively	(1,314,020)	(1,314,020)
Total shareholders’ equity	2,931,222	2,911,816
Noncontrolling interest	32,606	26,957
Total equity	2,963,828	2,938,773
Total liabilities and equity	$7,960,547	$8,401,984

(1)

The condensed consolidated balance sheet as of September 30, 2018 and December 31, 2017 include assets and liabilities of variable interest entities. See Note 3—Joint Ventures for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$779,425	$662,103	$2,275,539	$1,856,008
Earnings (losses) from unconsolidated affiliates	—	4	1	6
Investment income (loss)	(1,342)	373	(4,041)	208
Total revenues and other income	778,083	662,480	2,271,499	1,856,222

Costs and other deductions:
Direct costs	497,194	441,263	1,466,572	1,246,428
General and administrative expenses	66,813	65,010	209,207	192,114
Research and engineering	14,458	12,960	42,703	36,060
Depreciation and amortization	208,517	217,075	640,227	628,837
Interest expense	51,415	54,607	173,393	165,813
Other, net	22,907	5,559	114,597	29,173
Total costs and other deductions	861,304	796,474	2,646,699	2,298,425
Income (loss) from continuing operations before income taxes	(83,221)	(133,994)	(375,200)	(442,203)
Income tax expense (benefit):
Current	5,016	8,644	17,251	45,646
Deferred	5,473	(23,353)	40,061	(105,460)
Total income tax expense (benefit)	10,489	(14,709)	57,312	(59,814)
Income (loss) from continuing operations, net of tax	(93,710)	(119,285)	(432,512)	(382,389)
Income (loss) from discontinued operations, net of tax	(13,933)	(27,134)	(14,592)	(43,077)
Net income (loss)	(107,643)	(146,419)	(447,104)	(425,466)
Less: Net (income) loss attributable to noncontrolling interest	(6,934)	(2,113)	(10,426)	(5,001)
Net income (loss) attributable to Nabors	(114,577)	(148,532)	(457,530)	(430,467)
Less: Preferred stock dividend	(4,313)	—	(7,993)	—
Net income (loss) attributable to Nabors common shareholders	$(118,890)	$(148,532)	$(465,523)	$(430,467)

Amounts attributable to Nabors common shareholders:
Net income (loss) from continuing operations	$(104,957)	$(121,398)	$(450,931)	$(387,390)
Net income (loss) from discontinued operations	(13,933)	(27,134)	(14,592)	(43,077)
Net income (loss) attributable to Nabors common shareholders	$(118,890)	$(148,532)	$(465,523)	$(430,467)

Earnings (losses) per share:
Basic from continuing operations	$(0.31)	$(0.42)	$(1.39)	$(1.35)
Basic from discontinued operations	(0.04)	(0.10)	(0.05)	(0.16)
Total Basic	$(0.35)	$(0.52)	$(1.44)	$(1.51)
Diluted from continuing operations	$(0.31)	$(0.42)	$(1.39)	$(1.35)
Diluted from discontinued operations	(0.04)	(0.10)	(0.05)	(0.16)
Total Diluted	$(0.35)	$(0.52)	$(1.44)	$(1.51)
Weighted-average number of common shares outstanding:
Basic	350,194	279,313	329,118	278,670
Diluted	350,194	279,313	329,118	278,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Net income (loss) attributable to Nabors	$(114,577)	$(148,532)	$(457,530)	$(430,467)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	5,309	16,444	(9,604)	31,183
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	—	(5,706)	—	(5,122)
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	—	—	1,341
Unrealized gains (losses) on marketable securities	—	(5,706)	—	(3,781)
Pension liability amortization and adjustment	54	50	162	150
Unrealized gains (losses) and amortization on cash flow hedges	143	153	425	459
Adoption of ASU No. 2016-01	—	—	(9,144)	—
Other comprehensive income (loss), before tax	5,506	10,941	(18,161)	28,011
Income tax expense (benefit) related to items of other comprehensive income (loss)	48	78	139	235
Other comprehensive income (loss), net of tax	5,458	10,863	(18,300)	27,776
Comprehensive income (loss) attributable to Nabors	(109,119)	(137,669)	(475,830)	(402,691)
Net income (loss) attributable to noncontrolling interest	6,934	2,113	10,426	5,001
Translation adjustment attributable to noncontrolling interest	58	160	(101)	317
Comprehensive income (loss) attributable to noncontrolling interest	6,992	2,273	10,325	5,318
Comprehensive income (loss)	$(102,127)	$(135,396)	$(465,505)	$(397,373)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(447,104)	$(425,466)
Adjustments to net income (loss):
Depreciation and amortization	641,841	630,773
Deferred income tax expense (benefit)	36,164	(114,973)
Impairments and other charges	16,530	35,293
Deferred financing costs amortization	6,287	5,300
Discount amortization on long-term debt	16,024	15,129
Losses (gains) on debt buyback	10,476	16,005
Losses (gains) on long-lived assets, net	74,388	10,180
Losses (gains) on investments, net	7,198	1,342
Provision (recovery) of bad debt	(2,568)	(692)
Share-based compensation	20,371	25,057
Foreign currency transaction losses (gains), net	7,870	1,728
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	(1)	(6)
Other	(9,865)	(4,596)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(82,195)	(127,850)
Inventory	(1,478)	(14,567)
Other current assets	21,724	(6,967)
Other long-term assets	12,883	35,378
Trade accounts payable and accrued liabilities	(160,018)	21,611
Income taxes payable	(23,717)	19,790
Other long-term liabilities	(67,891)	(158,578)
Net cash (used for) provided by operating activities	76,919	(36,109)
Cash flows from investing activities:
Purchases of investments	(676)	(6,722)
Sales and maturities of investments	2,962	12,533
Cash paid for acquisition of businesses, net of cash acquired	—	(50,764)
Capital expenditures	(338,968)	(448,864)
Proceeds from sales of assets and insurance claims	86,666	32,805
Net cash (used for) provided by investing activities	(250,016)	(461,012)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(261)	(78)
Proceeds from issuance of long-term debt	800,000	411,200
Debt issuance costs	(13,262)	(11,039)
Proceeds from revolving credit facilities	905,000	410,000
Reduction in revolving credit facilities	(1,200,000)	—
Proceeds from issuance of common shares, net of issuance costs	301,835	8,300
Proceeds from issuance of preferred stock, net of issuance costs	278,358	—
Distributions to noncontrolling interest	(4,676)	(7,272)
Noncontrolling interest contribution	—	20,000
Reduction in long-term debt	(774,802)	(382,815)
Dividends to common shareholders	(57,661)	(51,346)
Dividends to preferred shareholders	(3,680)	—
Proceeds from (payment for) commercial paper	(40,000)	78,000
Cash proceeds (payments) from equity component of exchangeable debt	—	159,952
Payments on term loan	—	(162,500)
Proceeds from (payments for) short-term borrowings	252	(528)
Purchase of capped call hedge transactions	—	(40,250)
Other	(3,722)	(7,864)
Net cash provided by financing activities	187,381	423,760
Effect of exchange rate changes on cash and cash equivalents	(5,320)	251
Net increase (decrease) in cash and cash equivalents and restricted cash	8,964	(73,110)
Cash and cash equivalents and restricted cash, beginning of period	342,029	264,990
Cash and cash equivalents and restricted cash, end of period	$350,993	$191,880

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	336,997	264,093
Restricted cash, beginning of period	5,032	897
Cash and cash equivalents and restricted cash, beginning of period	$342,029	$264,990

Cash and cash equivalents, end of period	347,525	190,556
Restricted cash, end of period	3,468	1,324
Cash and cash equivalents and restricted cash, end of period	$350,993	$191,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Mandatory Convertible				Capital	Accumulated
	Preferred Shares		Common Shares		in Excess	Other			Non-
		Par		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2016	—	$—	333,598	$334	$2,521,332	$(12,119)	$2,033,427	$(1,295,949)	$7,770	$3,254,795
Net income (loss)	—	—	—	—	—	—	(430,467)	—	5,001	(425,466)
Dividends to shareholders ($0.18 per share)	—	—	—	—	—	—	(51,460)	—	—	(51,460)
Other comprehensive income (loss), net of tax	—	—	—	—	—	27,776	—	—	317	28,093
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	—	—	843	1	8,299	—	—	—	—	8,300
Share-based compensation	—	—	—	—	25,057	—	—	—	—	25,057
Equity component of exchangeable debt	—	—	—	—	116,195	—	—	—	—	116,195
Capped call transactions	—	—	—	—	(40,250)	—	—	—	—	(40,250)
Adoption of ASU No. 2016-09	—	—	—	—	1,943	—	5,150	—	—	7,093
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	12,728	12,728
Other	—	—	1,109	1	(7,865)	—	—	—	—	(7,864)
As of September 30, 2017	—	$—	335,550	$336	$2,624,711	$15,657	$1,556,650	$(1,295,949)	$25,816	$2,927,221

As of December 31, 2017	—	$—	367,510	$368	$2,791,129	$11,185	$1,423,154	$(1,314,020)	$26,957	$2,938,773
Net income (loss)	—	—	—	—	—	—	(457,530)	—	10,426	(447,104)
Dividends to common shareholders ($0.18 per share)	—	—	—	—	—	—	(61,956)	—	—	(61,956)
Dividends to preferred shareholders ($1.39 per share)	—	—	—	—	—	—	(7,993)	—	—	(7,993)
Common share issuance	—	—	40,250	40	301,794	—	—	—	—	301,834
Convertible preferred share issuance	5,750	6	—	—	278,352	—	—	—	—	278,358
Other comprehensive income (loss), net of tax	—	—	—	—	—	(18,300)	—	—	(101)	(18,401)
Share-based compensation	—	—	—	—	20,371	—	—	—	—	20,371
Adoption of ASU No. 2016-01	—	—	—	—	—	—	9,144	—	—	9,144
Adoption of ASU No. 2016-16	—	—	—	—	—	—	(34,132)	—	—	(34,132)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(4,676)	(4,676)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(6,668)	—	—	(6,668)
Other	—	—	2,400	2	(3,724)	—	—	—	—	(3,722)
As of September 30, 2018	5,750	$6	410,160	$410	$3,387,922	$(7,115)	$864,019	$(1,314,020)	$32,606	$2,963,828

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

With operations in approximately 25 countries, Nabors is a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of September 30, 2018 included:

•	399 actively marketed rigs for land-based drilling operations in the United States, Canada and approximately 23 other countries throughout the world; and

•	33 actively marketed rigs for offshore drilling operations in the United States and multiple international markets.

Our business consists of five reportable segments:  U.S. Drilling, Canada Drilling, International Drilling, Drilling Solutions and Rig Technologies.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position as of September 30, 2018 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the nine months ended September 30, 2018 may not be indicative of results that will be realized for the full year ending December 31, 2018.

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

We recognize, as operating revenue, proceeds from business interruption insurance claims in the period that the claim is realizable. Proceeds from casualty insurance settlements in excess of the carrying value of damaged assets are recognized in other, net in our condensed consolidated statement of income (loss) in the period that the applicable proof of loss documentation is received. Proceeds from casualty insurance settlements that are expected to be less than the carrying value of damaged assets are recognized at the time the loss is incurred and recorded in other, net in our condensed consolidated statement of income (loss).

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

Inventory, net

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Raw materials	$124,230	$124,635
Work-in-progress	16,411	19,113
Finished goods	26,186	22,559
	$166,827	$166,307

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

In June 2018, we sold three of our offshore jackup rigs for approximately $61.4 million in cash and publicly traded shares with a value of $21.8 million at closing. The sale resulted in a loss of $63.7 million, which has been recognized in other, net on our condensed consolidated statement of income (loss) for the nine months ended September 30, 2018. This long-lived asset group was reported under our International segment. The sale of these offshore jackup rigs did not constitute a triggering event for the remainder of our rig fleet.

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

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, each with a value of approximately $394 million to the joint venture. During September 2018, we contributed drilling rigs and equipment with a value of approximately $190 million. On October 4, 2018, we received Saudi Aramco’s matching contribution of drilling rigs and other assets, including cash. The contributions were received in exchange for redeemable ownership interests which accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet.

The condensed balance sheet of SANAD, as included in our consolidated balance sheet, is presented below.

	September 30,	December 31,
(In thousands)	2018	2017
Assets:
Cash and cash equivalents	$48,591	$94,496
Accounts receivable	54,135	10,580
Other current assets	9,760	10,834
Property, plant and equipment, net	420,742	130,218
Other long-term assets	19,696	23,091
Total assets	$552,924	$269,219
Liabilities:
Accounts payable	$56,515	$7,236
Accrued liabilities	5,251	2,592
Total liabilities	$61,766	$9,828

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

Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. There were no transfers of our financial assets between Level 1 and Level 2 measures during the nine months ended September 30, 2018. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Short-term investments:
Available-for-sale equity securities	$38,691	$2,333	$—
Mortgage-CMO debt securities	—	9	—
Total short-term investments	$38,691	$2,342	$—

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Short-term investments:
Available-for-sale equity securities	$22,909	$5,450	$—
Mortgage-CMO debt securities	—	10	—
Total short-term investments	$22,909	$5,460	$—

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

	September 30, 2018		December 31, 2017

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)
6.15% senior notes due February 2018	$—	$—	$460,762	$462,674
9.25% senior notes due January 2019	—	—	303,489	321,028
5.00% senior notes due September 2020	670,075	676,642	669,846	670,757
4.625% senior notes due September 2021	695,288	688,022	695,108	665,003
5.50% senior notes due January 2023	600,000	592,500	600,000	584,850
5.10% senior notes due September 2023	346,672	331,443	346,576	325,844
0.75% senior exchangeable notes due January 2024	445,426	450,800	429,982	443,940
5.75% senior notes due February 2025	800,000	769,504	—	—
Revolving credit facility	215,000	215,000	510,000	510,000
Commercial paper	—	—	40,000	40,000
Other	433	433	181	181
	3,772,894	$3,724,344	4,055,944	$4,024,277
Less: current portion	433		181
Less: deferred financing costs	35,188		27,997
	$3,737,273		$4,027,766

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

As of September 30, 2018 our short-term investments were carried at fair market value and included $41.0 million in securities classified as available-for-sale. As of December 31, 2017, our short-term investments were carried at fair market value and included $28.4 million in securities classified as available-for-sale.

Note 5 Debt

Debt consisted of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
6.15% senior notes due February 2018	$—	$460,762
9.25% senior notes due January 2019	—	303,489
5.00% senior notes due September 2020	670,075	669,846
4.625% senior notes due September 2021	695,288	695,108
5.50% senior notes due January 2023	600,000	600,000
5.10% senior notes due September 2023	346,672	346,576
0.75% senior exchangeable notes due January 2024	445,426	429,982
5.75% senior notes due February 2025	800,000	—
Revolving credit facility	215,000	510,000
Commercial paper	—	40,000
Other	433	181
	3,772,894	4,055,944
Less: current portion	433	181
Less: deferred financing costs	35,188	27,997
	$3,737,273	$4,027,766

During the nine months ended September 30, 2018, we repaid the $460.8 million aggregate principal amount outstanding on our 6.15% senior notes due February 2018 for approximately $475.0 million in cash, reflecting principal and approximately $14.2 million of accrued and unpaid interest. Additionally, we redeemed the remaining $303.5 million aggregate principal amount of our 9.25% senior notes due January 2019 for approximately $327.2 million, reflecting principal, accrued and unpaid interest. In connection with the repurchase, we recognized a loss of approximately $10.5 million, which represents the premiums paid in connection with these repurchases or redemptions and is included in other, net in our condensed consolidated statement of income (loss) for the nine months ended September 30, 2018.

5.75% Senior Notes Due February 2025

In January 2018, Nabors Industries, Inc. (“Nabors Delaware”), a wholly owned subsidiary of Nabors, issued $800 million in aggregate principal amount of 5.75% senior unsecured notes due February 1, 2025, which are fully and unconditionally guaranteed by Nabors. The notes subsequently were exchanged for notes registered under the Securities Act pursuant to an exchange offer that took place in August 2018. The notes pay interest semi-annually on February 1 and August 1, beginning on August 1, 2018, and will mature on February 1, 2025.

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

2018 Revolving Credit Facility

On October 11, 2018, Nabors Delaware, Nabors Drilling Canada Limited, an Alberta corporation (“Nabors Canada”), Nabors and certain other of Nabors’ wholly owned subsidiaries entered into a new five-year unsecured revolving facility with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent (the “2018 Revolving Credit Facility”). The 2018 Revolving Credit Facility has a borrowing capacity of $1.267 billion and is fully and unconditionally guaranteed by Nabors and certain of its wholly owned subsidiaries. The 2018 Revolving Credit Facility matures at the earlier of (a) October 11, 2023 and (b) July 19, 2022, if any of Nabors Delaware’s existing 5.5% senior notes due January 2023 remain outstanding as of such date. Certain lenders have committed to provide Nabors Delaware an aggregate principal amount of $1.227 billion under the 2018 Revolving Credit Facility, which may be drawn in U.S. dollars, and HSBC Bank Canada has committed to provide Nabors Canada an aggregate principal amount of $40 million in U.S. dollar equivalent, which can be drawn upon in either U.S. or Canadian dollars. The 2018 Revolving Credit Facility contains certain affirmative and negative covenants, including a financial covenant requiring Nabors to maintain a debt to capitalization ratio not in excess of 0.60:1. Additionally, during any period in which Nabors Delaware fails to maintain an investment grade rating from at least two ratings agencies, the guarantors under the facility and their respective subsidiaries will be required to maintain an asset to debt coverage ratio (as defined in the 2018

Revolving Credit Facility) of at least 2.50:1. As of the date of this report, we had no borrowings outstanding under our 2018 Revolving Credit Facility.

2012 Revolving Credit Facility

In connection with the 2018 Revolving Credit Facility, on October 11, 2018, Nabors Delaware entered into Amendment No. 3 to its existing credit agreement dated November 29, 2012 (as amended, including such amendment, the “2012 Revolving Credit Facility”), among itself, Nabors, Nabors Canada, HSBC Bank Canada, the other lenders party thereto, Citibank, N.A., and Wilmington Trust, National Association, as successor administrative agent (the “Amendment”). The Amendment, among other things, provides for Citibank, N.A.’s resignation as administrative agent and the appointment of Wilmington Trust, National Association as administrative agent, reduces the overall commitments available to $666.25 million and provides for certain lenders to exit the facility in order to become lenders under the 2018 Revolving Credit Facility. Availability under the 2012 Revolving Credit Facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. As of September 30, 2018, we had $215.0 million outstanding under the 2012 Revolving Credit Facility. The weighted average interest rate on borrowings during the nine month period ended September 30, 2018 was 3.32%. The 2012 Revolving Credit Facility matures on July 14, 2020.

As of the date of this report, we were in compliance with all covenants under the 2018 Revolving Credit Facility and 2012 Revolving Credit Facility. If we fail to perform our obligations under the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

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

Note 6 Shareholders’ Equity

Common shares

In May 2018, we issued 35,000,000 shares of common stock at a price to the public of $7.75 per share. In connection with this offering, in June 2018 the underwriters exercised in full their option to purchase 5,250,000 additional common shares. Nabors received aggregate net proceeds of approximately $301.8 million after deducting underwriting discounts, commissions and offering expenses.

During the year ended December 31, 2017, we repurchased 3.1 million of our common shares in the open market for $18.1 million, all of which are held by our subsidiaries, and which are accounted for as treasury shares.

On February 23, 2018, a cash dividend of $0.06 per share was declared for shareholders of record on March 13, 2018. The dividend was paid on April 3, 2018 in the amount of $19.1 million. On April 20, 2018, a cash dividend of $0.06 per common share was declared for shareholders of record on June 12, 2018. The dividend was paid on July 3, 2018 in the amount of $21.5 million.  On July 27, 2018, a cash dividend of $0.06 per common share was declared for shareholders of record on September 11, 2018. The dividend was paid on October 2, 2018 in the amount of $21.4 million. These dividends were charged to retained earnings in our condensed consolidated statements of changes in equity for the nine months ended September 30, 2018.

On November 6, 2018, our Board of Directors declared a cash dividend of $0.06 per common share, which will be paid on January 3, 2019 to shareholders of record at the close of business on December 13, 2018.

Convertible Preferred Shares

In May 2018, we issued 5,750,000 shares (including the underwriters option for 750,000 shares) of 6% Series A Mandatory Convertible Preferred Stock (the “mandatory convertible preferred shares”), par value $.001 per share, with a liquidation preference of $50 per share. Nabors received aggregate net proceeds of approximately $278.4 million after deducting underwriting discounts, commissions and offering expenses.

The dividends on the mandatory convertible preferred shares will be payable on a cumulative basis. At issuance, each share of the mandatory convertible preferred shares was automatically convertible into between 5.3763 and 6.4516 of our common shares based on the average share price over a period of twenty consecutive trading days ending prior to May 1, 2021, subject to anti-dilution adjustments. In connection with the dividend on our common shares paid on October 2, 2018, the conversion rate for each share of the mandatory convertible preferred shares was adjusted to between 5.4735 and 6.5683 of our common shares.

On June 6, 2018, a cash dividend of $0.64 per mandatory convertible preferred share was declared for shareholders of record on July 13, 2018. The dividend was paid on August 1, 2018 in the amount of $3.7 million. On July 27, 2018, a cash dividend of $0.75 per mandatory convertible preferred share was declared for shareholders of record on October 15, 2018. The dividend was paid on November 1, 2018 in the amount of $4.3 million. These dividends were charged to retained earnings in our condensed consolidated statements of changes in equity for the nine months ended September 30, 2018.

On November 6, 2018, our Board of Directors declared a cash dividend of $0.75 per mandatory convertible preferred share, which will be paid on February 1, 2019 to shareholders of record at the close of business on January 15, 2019 in the amount of $4.3 million.

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

In certain jurisdictions we have recognized deferred tax assets and liabilities. Judgment and assumptions are required in determining whether deferred tax assets will be fully or partially utilized. When we estimate that all or some portion of certain deferred tax assets such as net operating loss carryforwards will not be utilized, we establish a valuation allowance for the amount we determine to be more likely than not unrealizable. We continually evaluate strategies that could allow for future utilization of our deferred tax assets. Any change in the ability to utilize such deferred tax assets will be accounted for in the period of the event affecting the valuation allowance. If facts and circumstances cause us to change our expectations regarding future tax consequences, the resulting adjustments could have a material effect on our financial results or cash flow. The area at greatest risk is our Canada Drilling operations. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize the deferred tax assets that we have recognized. However, it is possible that some of our recognized deferred tax assets, relating to net operating loss carryforwards, could expire unused or could carryforward indefinitely without utilization. Therefore, unless we are able to generate sufficient taxable income from our component operations, a substantial valuation allowance to reduce our deferred tax assets may be required, which would materially increase our tax expense in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial condition.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $23.9 million (at September 30, 2018 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $15.9 million in excess of amounts accrued.

On September 29, 2017, Nabors and Nabors Maple Acquisition Ltd. were sued, along with Tesco Corporation (“Tesco”) and its Board of Directors, in a putative shareholder class action filed in the United States District Court for the Southern District of Texas, Houston Division. The plaintiff alleges that the September 18, 2017 Preliminary Proxy Statement filed by Tesco with the United States Securities and Exchange Commission omitted material information with respect to the proposed transaction between Tesco and Nabors announced on August 14, 2017. The plaintiff claims that the omissions rendered the Proxy Statement false and misleading, constituting a violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and alleges liability by Nabors as a control person of Tesco. The court consolidated several matters and entered a lead plaintiff appointment order. The plaintiff filed their amended complaint, adding Nabors Industries, Ltd. as a party. Nabors has filed its motion to dismiss and will vehemently defend itself against the allegations.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2018	2019	2020	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$27,518	149,692	40	—	$177,250

Note 8 Earnings (Losses) Per Share

ASC 260, Earnings per Share, requires companies to treat unvested share-based payment awards that have nonforfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings (losses) per share. We have granted and expect to continue to grant to employees restricted stock grants that contain nonforfeitable rights to dividends. Such grants are considered participating securities under ASC 260. As such, we are required to include these grants in the calculation of our basic earnings (losses) per share and calculate basic earnings (losses) per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The participating security holders are not contractually obligated to share in losses. Therefore, losses are not allocated to the participating security holders.

Basic earnings (losses) per share is computed utilizing the two-class method and is calculated based on the weighted-average number of common shares outstanding during the periods presented.

Diluted earnings (losses) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and unvested restricted stock. Shares issuable upon exchange of the $575 million 0.75% exchangeable notes are not included in the calculation of diluted earnings (losses) per share unless the exchange value of the notes exceeds their principal amount at the end of the relevant reporting period, in which case the notes will be accounted for as if the number of common shares that would be necessary to settle the excess are issued. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings (losses) per share calculation, when the price of our shares exceeds $25.16 on the last trading day of the quarter, which did not occur during the nine months ended September 30, 2018.

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(93,710)	$(119,285)	$(432,512)	$(382,389)
Less: net (income) loss attributable to noncontrolling interest	(6,934)	(2,113)	(10,426)	(5,001)
Less: preferred stock dividends	(4,313)	—	(7,993)	—
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(2,146)	—	(6,668)	—
Less: distributed and undistributed earnings allocated to unvested shareholders	(432)	3,463	(1,375)	10,580
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(107,535)	$(117,935)	$(458,974)	$(376,810)
Income (loss) from discontinued operations, net of tax	$(13,933)	$(27,134)	$(14,592)	$(43,077)

Weighted-average number of shares outstanding - basic	350,194	279,313	329,118	278,670
Earnings (losses) per share:
Basic from continuing operations	$(0.31)	$(0.42)	$(1.39)	$(1.35)
Basic from discontinued operations	(0.04)	(0.10)	(0.05)	(0.16)
Total Basic	$(0.35)	$(0.52)	$(1.44)	$(1.51)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(107,535)	$(117,935)	$(458,974)	$(376,810)
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(107,535)	$(117,935)	$(458,974)	$(376,810)
Income (loss) from discontinued operations, net of tax	$(13,933)	$(27,134)	$(14,592)	$(43,077)

Weighted-average number of shares outstanding - basic	350,194	279,313	329,118	278,670
Add: dilutive effect of potential common shares	—	—	—	—
Weighted-average number of shares outstanding - diluted	350,194	279,313	329,118	278,670
Earnings (losses) per share:
Diluted from continuing operations	$(0.31)	$(0.42)	$(1.39)	$(1.35)
Diluted from discontinued operations	(0.04)	(0.10)	(0.05)	(0.16)
Total Diluted	$(0.35)	$(0.52)	$(1.44)	$(1.51)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)

Potentially dilutive securities excluded as anti-dilutive	4,354	4,484	4,488	4,534

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

Additionally, we excluded 37.8 million common shares from the computation of diluted shares issuable upon the conversion of mandatory convertible preferred shares, because their effect would be anti-dilutive under the if-converted method.

Note 9 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Accrued compensation	$92,152	$130,970
Deferred revenue	159,416	218,370
Other taxes payable	37,359	32,095
Workers’ compensation liabilities	13,987	13,987
Interest payable	20,205	65,642
Litigation reserves	25,109	18,830
Current liability to discontinued operations	5,762	6,074
Dividends declared and payable	25,757	17,148
Other accrued liabilities	12,729	29,928
	$392,476	$533,044

Investment income (loss) includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Interest and dividend income	$900	$384	$3,194	$1,524
Gains (losses) on marketable securities	(2,229)	—	(7,196)	(1,341)
Gains (losses) on non-marketable securities	(13)	(11)	(39)	25
	$(1,342)	$373	$(4,041)	$208

Other, net included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018		2017
	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$4,811	$10,009	$74,371	(1)	$10,142
Transaction related costs (2)	1,753	3,178	14,691		5,107
Litigation expenses and reserves	1,375	(2,187)	9,652		(577)
Foreign currency transaction losses (gains)	1,607	(763)	7,851		1,727
(Gain) loss on debt buyback	10,476	69	10,476		16,013
Other losses (gains)	2,885	(4,747)	(2,444)		(3,239)
	$22,907	$5,559	$114,597		$29,173

(1)	Includes a $63.7 million loss on the sale of three jackup rigs during the nine months ended September 30, 2018.
(2)	Represents transaction related costs, including professional fees, severances, facility closure costs and other cost rationalization items, primarily in connection with the acquisition of Tesco.

The changes in accumulated other comprehensive income (loss), by component, included the following:

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2017	$(1,296)	$14,235	$(3,760)	$(21,298)	$(12,119)
Other comprehensive income (loss) before reclassifications	—	(5,122)	—	31,183	26,061
Amounts reclassified from accumulated other comprehensive income (loss)	281	1,341	93	—	1,715
Net other comprehensive income (loss)	281	(3,781)	93	31,183	27,776
As of September 30, 2017	$(1,015)	$10,454	$(3,667)	$9,885	$15,657

(1)	All amounts are net of tax.

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2018	$(922)	$9,144	$(4,111)	$7,074	$11,185
Other comprehensive income (loss) before reclassifications	—	—	—	(9,604)	(9,604)
Amounts reclassified from accumulated other comprehensive income (loss)	323	—	125	—	448
Adoption of ASU No. 2016-01	—	(9,144)	—	—	(9,144)
Net other comprehensive income (loss)	323	(9,144)	125	(9,604)	(18,300)
As of September 30, 2018	$(599)	$—	$(3,986)	$(2,530)	$(7,115)

(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Interest expense	$143	$153	$425	$459
General and administrative expenses	54	50	162	150
Other expense (income), net	—	—	—	1,341
Total income (loss) from continuing operations before income tax	(197)	(203)	(587)	(1,950)
Tax expense (benefit)	(48)	(78)	(139)	(235)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(149)	$(125)	$(448)	$(1,715)

Note 10 Assets Held for Sale and Discontinued Operations

Assets Held for Sale

Assets held for sale as of September 30, 2018 and December 31, 2017 was $20.3 million and $37.1 million, respectively. These assets consisted primarily of our oil and gas holdings which are mainly in the Horn River basin in western Canada of $10.1 million and $25.9 million, respectively, as of the periods noted above and the operating results have been reflected in discontinued operations. The remainder represents assets that meet the criteria to be classified as assets held for sale, but do not represent a disposal of a component of an entity or a group of components of an entity representing a strategic shift that has or will have a major effect on the entity's operations and financial results.

The carrying value of our assets held for sale represents the lower of carrying value or fair value less costs to sell. We continue to market these properties at prices that are reasonable compared to current fair value.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing associated with these properties held for sale. At September 30, 2018, our undiscounted contractual commitments for these contracts approximated $5.8 million and we had liabilities of $5.8 million, all of which was classified as current and included in accrued liabilities. At December 31, 2017, our undiscounted contractual commitments for these contracts approximated $11.2 million and we had liabilities of $8.5 million, $6.1 million of which were classified as current and were included in accrued liabilities.

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

Discontinued Operations

Our condensed statements of income (loss) from discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Operating revenues (1)	$896	$1,077	$3,512	$5,171
Income (loss) from Oil & Gas discontinued operations:
Income (loss) from discontinued operations	$(652)	$(991)	$(1,827)	$(1,561)
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets (2)	16,511	34,469	16,662	51,028
Less: Income tax expense (benefit)	(3,230)	(8,326)	(3,897)	(9,512)
Income (loss) from Oil and Gas discontinued operations, net of tax	$(13,933)	$(27,134)	$(14,592)	$(43,077)

(1)	Reflects operating revenues of our historical oil and gas operating segment.
(2)

Reflects impairment charges of $16.5 million and $35.3 million during each of the three and nine months ended September 30, 2018 and 2017, respectively, due to the deterioration of economic conditions in the dry gas market in western Canada. These assets are included in our assets held for sale balance as described above. Additionally, includes a charge of $16.5 million related to the settlement of litigation associated with our previously owned Ramshorn International properties during the nine months ended September 30, 2017.

Note 11 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Operating revenues:
U.S. Drilling	$273,996	$222,747	$779,393	$572,025
Canada Drilling	26,645	18,073	75,974	63,002
International Drilling	377,125	374,106	1,123,956	1,092,667
Drilling Solutions	60,923	37,506	183,430	96,700
Rig Technologies	63,641	50,032	209,631	155,293
Other reconciling items (1)	(22,905)	(40,361)	(96,845)	(123,679)
Total	$779,425	$662,103	$2,275,539	$1,856,008

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$2,578	$(53,536)	$(30,275)	$(172,797)
Canada Drilling	(1,895)	(7,494)	(7,095)	(16,519)
International Drilling	25,680	32,316	74,702	80,464
Drilling Solutions	9,506	5,864	25,773	8,658
Rig Technologies	(4,141)	(10,535)	(20,550)	(23,706)
Total segment adjusted operating income (loss)	$31,728	$(33,385)	$42,555	$(123,900)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total segment adjusted operating income (loss) (2)	$31,728	$(33,385)	$42,555	$(123,900)
Other reconciling items (3)	(39,285)	(40,820)	(125,725)	(123,531)
Earnings (losses) from unconsolidated affiliates	—	4	1	6
Investment income (loss)	(1,342)	373	(4,041)	208
Interest expense	(51,415)	(54,607)	(173,393)	(165,813)
Other, net	(22,907)	(5,559)	(114,597)	(29,173)
Income (loss) from continuing operations before income taxes	$(83,221)	$(133,994)	$(375,200)	$(442,203)

	September 30,	December 31,
	2018	2017
	(In thousands)
Total assets:
U.S. Drilling	$3,078,789	$3,203,560
Canada Drilling	318,653	347,773
International Drilling	3,225,052	3,540,829
Drilling Solutions	229,984	182,162
Rig Technologies	429,546	459,665
Other reconciling items (3)	678,523	667,995
Total	$7,960,547	$8,401,984

(1)	Represents the elimination of inter-segment transactions.

(2)

Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss) and other, net. Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) from continuing operations before income taxes is provided in the above table.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	September 30, 2018

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$231,935	$—	$—	$42,045	$45,707	$—	$319,687
U.S. Offshore Gulf of Mexico	31,942	—	—	3,345	—	—	35,287
Alaska	10,119	—	—	1,248	209	—	11,576
Canada	—	26,645	—	1,081	3,483	—	31,209
Middle East & Asia	—	—	226,926	9,126	7,882	—	243,934
Latin America	—	—	94,048	3,399	1,604	—	99,051
Europe, Africa & CIS	—	—	56,151	679	4,756	—	61,586
Eliminations & other	—	—	—	—	—	(22,905)	(22,905)
Total	$273,996	$26,645	$377,125	$60,923	$63,641	$(22,905)	$779,425

	Nine Months Ended
	September 30, 2018

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$655,916	$—	$—	$127,733	$153,878	$—	$937,527
U.S. Offshore Gulf of Mexico	84,997	—	—	9,455	—	—	94,452
Alaska	38,480	—	—	2,691	553	—	41,724
Canada	—	75,974	—	4,797	17,096	—	97,867
Middle East & Asia	—	—	701,292	25,859	19,592	—	746,743
Latin America	—	—	265,738	11,048	5,181	—	281,967
Europe, Africa & CIS	—	—	156,926	1,847	13,331	—	172,104
Eliminations & other	—	—	—	—	—	(96,845)	(96,845)
Total	$779,393	$75,974	$1,123,956	$183,430	$209,631	$(96,845)	$2,275,539

	Three Months Ended
	September 30, 2017

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$188,947	$—	$—	$32,649	$45,375	$—	$266,971
U.S. Offshore Gulf of Mexico	21,209	—	—	188	—	—	21,397
Alaska	12,591	—	—	1,021	187	—	13,799
Canada	—	18,073	—	1,303	1,499	—	20,875
Middle East & Asia	—	—	219,494	1,461	2,881	—	223,836
Latin America	—	—	99,585	749	—	—	100,334
Europe, Africa & CIS	—	—	55,027	135	90	—	55,252
Eliminations & other	—	—	—	—	—	(40,361)	(40,361)
Total	$222,747	$18,073	$374,106	$37,506	$50,032	$(40,361)	$662,103

	Nine Months Ended
	September 30, 2017

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$486,297	$—	$—	$81,478	$140,630	$—	$708,405
U.S. Offshore Gulf of Mexico	50,876	—	—	374	—	—	51,250
Alaska	34,852	—	—	3,457	502	—	38,811
Canada	—	63,002	—	4,608	5,038	—	72,648
Middle East & Asia	—	—	638,047	4,583	9,033	—	651,663
Latin America	—	—	296,950	1,879	—	—	298,829
Europe, Africa & CIS	—	—	157,670	321	90	—	158,081
Eliminations & other	—	—	—	—	—	(123,679)	(123,679)
Total	$572,025	$63,002	$1,092,667	$96,700	$155,293	$(123,679)	$1,856,008

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows (in millions):

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

As of December 31, 2017	$738.0	$67.0	$46.9	$218.4	$135.0
As of September 30, 2018	$804.9	$59.3	$32.7	$152.2	$65.0

Approximately 63% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2018, of which 49% was recognized during the nine months ended September 30, 2018, and 22% is expected to be recognized during 2019. The remaining 15% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2020 or thereafter.

Additionally, 59% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2018, of which 47% was recognized during the nine months ended September 30, 2018, and 26% is expected to be recognized during 2019. The remaining 15% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2020 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of September 30, 2018 and December 31, 2017, statements of income (loss) and statements of other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017, and statements of cash flows for the nine months ended September 30, 2018 and 2017 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	September 30, 2018
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$769	$42	$346,714	$—	$347,525
Short-term investments	—	—	41,033	—	41,033
Accounts receivable, net	—	—	775,137	—	775,137
Inventory, net	—	—	166,827	—	166,827
Assets held for sale	—	—	20,289	—	20,289
Other current assets	50	—	188,179	—	188,229
Total current assets	819	42	1,538,179	—	1,539,040
Property, plant and equipment, net	—	—	5,608,948	—	5,608,948
Goodwill	—	—	172,976	—	172,976
Intercompany receivables	92,611	382,513	—	(475,124)	—
Investment in consolidated affiliates	2,867,184	5,416,336	4,052,458	(12,335,978)	—
Deferred income taxes	—	376,767	407,851	(376,767)	407,851
Other long-term assets	—	173	250,884	(19,325)	231,732
Total assets	$2,960,614	$6,175,831	$12,031,296	$(13,207,194)	$7,960,547

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$433	$—	$433
Trade accounts payable	173	152	331,388	—	331,713
Accrued liabilities	29,219	20,248	343,009	—	392,476
Income taxes payable	—	—	27,770	—	27,770
Total current liabilities	29,392	20,400	702,600	—	752,392
Long-term debt	—	3,756,598	—	(19,325)	3,737,273
Other long-term liabilities	—	16,306	256,301	—	272,607
Deferred income taxes	—	—	400,549	(376,767)	23,782
Intercompany payable	—	—	475,124	(475,124)	—
Total liabilities	29,392	3,793,304	1,834,574	(871,216)	4,786,054
Redeemable noncontrolling interest in subsidiary	—	—	210,665	—	210,665
Shareholders’ equity	2,931,222	2,382,527	9,953,451	(12,335,978)	2,931,222
Noncontrolling interest	—	—	32,606	—	32,606
Total equity	2,931,222	2,382,527	9,986,057	(12,335,978)	2,963,828
Total liabilities and equity	$2,960,614	$6,175,831	$12,031,296	$(13,207,194)	$7,960,547

Condensed Consolidating Balance Sheets

	December 31, 2017
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$1,091	$44	$335,862	$—	$336,997
Short-term investments	—	—	28,369	—	28,369
Accounts receivable, net	—	—	698,477	—	698,477
Inventory, net	—	—	166,307	—	166,307
Assets held for sale	—	—	37,052	—	37,052
Other current assets	50	56	180,028	—	180,134
Total current assets	1,141	100	1,446,095	—	1,447,336
Property, plant and equipment, net	—	—	6,109,565	—	6,109,565
Goodwill	—	—	173,226	—	173,226
Intercompany receivables	133,602	481,092	—	(614,694)	—
Investment in consolidated affiliates	2,799,320	5,531,799	3,799,933	(12,131,052)	—
Deferred income taxes	—	333,349	419,003	(333,349)	419,003
Other long-term assets	—	78	324,919	(72,143)	252,854
Total assets	$2,934,063	$6,346,418	$12,272,741	$(13,151,238)	$8,401,984

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$181	$—	$181
Trade accounts payable	147	124	363,145	—	363,416
Accrued liabilities	21,100	67,760	444,184	—	533,044
Income taxes payable	—	—	22,835	—	22,835
Total current liabilities	21,247	67,884	830,345	—	919,476
Long-term debt	—	4,099,909	—	(72,143)	4,027,766
Other long-term liabilities	—	16,284	285,349	—	301,633
Deferred income taxes	—	—	343,687	(333,349)	10,338
Intercompany payable	1,000	—	613,694	(614,694)	—
Total liabilities	22,247	4,184,077	2,073,075	(1,020,186)	5,259,213
Redeemable noncontrolling interest in subsidiary	—	—	203,998	—	203,998
Shareholders’ equity	2,911,816	2,162,341	9,968,711	(12,131,052)	2,911,816
Noncontrolling interest	—	—	26,957	—	26,957
Total equity	2,911,816	2,162,341	9,995,668	(12,131,052)	2,938,773
Total liabilities and equity	$2,934,063	$6,346,418	$12,272,741	$(13,151,238)	$8,401,984

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended September 30, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$779,425	$—	$779,425
Earnings (losses) from unconsolidated affiliates	—	—	—	—	—
Earnings (losses) from consolidated affiliates	(112,066)	78,395	30,508	3,163	—
Investment income (loss)	—	—	1,826	(3,168)	(1,342)
Total revenues and other income	(112,066)	78,395	811,759	(5)	778,083
Costs and other deductions:
Direct costs	—	—	497,194	—	497,194
General and administrative expenses	2,294	94	64,415	10	66,813
Research and engineering	—	—	14,458	—	14,458
Depreciation and amortization	—	31	208,486	—	208,517
Interest expense, net	—	51,590	(175)	—	51,415
Other, net	206	10,476	12,235	(10)	22,907
Intercompany interest expense, net	11	—	(11)	—	—
Total costs and other deductions	2,511	62,191	796,602	—	861,304
Income (loss) from continuing operations before income taxes	(114,577)	16,204	15,157	(5)	(83,221)
Income tax expense (benefit)	—	(14,304)	24,793	—	10,489
Income (loss) from continuing operations, net of tax	(114,577)	30,508	(9,636)	(5)	(93,710)
Income (loss) from discontinued operations, net of tax	—	—	(13,933)	—	(13,933)
Net income (loss)	(114,577)	30,508	(23,569)	(5)	(107,643)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(6,934)	—	(6,934)
Net income (loss) attributable to Nabors	(114,577)	30,508	(30,503)	(5)	(114,577)
Less: Preferred stock dividend	(4,313)	—	—	—	(4,313)
Net income (loss) attributable to Nabors common shareholders	$(118,890)	$30,508	$(30,503)	$(5)	$(118,890)

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended September 30, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$662,103	$—	$662,103
Earnings (losses) from unconsolidated affiliates	—	—	4	—	4
Earnings (losses) from consolidated affiliates	(144,837)	(31,085)	(66,846)	242,768	—
Investment income (loss)	1	(1)	3,353	(2,980)	373
Total revenues and other income	(144,836)	(31,086)	598,614	239,788	662,480
Costs and other deductions:
Direct costs	—	—	441,263	—	441,263
General and administrative expenses	3,705	243	61,552	(490)	65,010
Research and engineering	—	—	12,960	—	12,960
Depreciation and amortization	—	31	217,044	—	217,075
Interest expense, net	—	56,429	(1,822)	—	54,607
Other, net	(9)	60	5,018	490	5,559
Total costs and other deductions	3,696	56,763	736,015	—	796,474
Income (loss) from continuing operations before income taxes	(148,532)	(87,849)	(137,401)	239,788	(133,994)
Income tax expense (benefit)	—	(21,003)	6,294	—	(14,709)
Income (loss) from continuing operations, net of tax	(148,532)	(66,846)	(143,695)	239,788	(119,285)
Income (loss) from discontinued operations, net of tax	—	—	(27,134)	—	(27,134)
Net income (loss)	(148,532)	(66,846)	(170,829)	239,788	(146,419)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(2,113)	—	(2,113)
Net income (loss) attributable to Nabors	$(148,532)	$(66,846)	$(172,942)	$239,788	$(148,532)

Condensed Consolidating Statements of Income (Loss)

	Nine Months Ended September 30, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$2,275,539	$—	$2,275,539
Earnings (losses) from unconsolidated affiliates	—	—	1	—	1
Earnings (losses) from consolidated affiliates	(448,485)	161,420	16,063	271,002	—
Investment income (loss)	2	—	5,274	(9,317)	(4,041)
Total revenues and other income	(448,483)	161,420	2,296,877	261,685	2,271,499
Costs and other deductions:
Direct costs	—	—	1,466,572	—	1,466,572
General and administrative expenses	7,531	493	201,681	(498)	209,207
Research and engineering	—	—	42,703	—	42,703
Depreciation and amortization	—	93	640,134	—	640,227
Interest expense, net	—	177,713	(4,320)	—	173,393
Other, net	1,405	10,476	102,218	498	114,597
Intercompany interest expense, net	111	—	(111)	—	—
Total costs and other deductions	9,047	188,775	2,448,877	—	2,646,699
Income (loss) from continuing operations before income taxes	(457,530)	(27,355)	(152,000)	261,685	(375,200)
Income tax expense (benefit)	—	(43,418)	100,730	—	57,312
Income (loss) from continuing operations, net of tax	(457,530)	16,063	(252,730)	261,685	(432,512)
Income (loss) from discontinued operations, net of tax	—	—	(14,592)	—	(14,592)
Net income (loss)	(457,530)	16,063	(267,322)	261,685	(447,104)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(10,426)	—	(10,426)
Net income (loss) attributable to Nabors	(457,530)	16,063	(277,748)	261,685	(457,530)
Less: Preferred stock dividend	(7,993)	—	—	—	(7,993)
Net income (loss) attributable to Nabors common shareholders	$(465,523)	$16,063	$(277,748)	$261,685	$(465,523)

Condensed Consolidating Statements of Income (Loss)

	Nine Months Ended September 30, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,856,008	$—	$1,856,008
Earnings (losses) from unconsolidated affiliates	—	—	6	—	6
Earnings (losses) from consolidated affiliates	(420,300)	(102,067)	(223,862)	746,229	—
Investment income (loss)	16	63	9,069	(8,940)	208
Total revenues and other income	(420,284)	(102,004)	1,641,221	737,289	1,856,222
Costs and other deductions:
Direct costs	—	—	1,246,428	—	1,246,428
General and administrative expenses	10,362	573	182,173	(994)	192,114
Research and engineering	—	—	36,060	—	36,060
Depreciation and amortization	—	93	628,744	—	628,837
Interest expense, net	—	173,689	(7,876)	—	165,813
Other, net	(170)	19,033	9,316	994	29,173
Intercompany interest expense, net	(9)	—	9	—	—
Total costs and other deductions	10,183	193,388	2,094,854	—	2,298,425
Income (loss) from continuing operations before income taxes	(430,467)	(295,392)	(453,633)	737,289	(442,203)
Income tax expense (benefit)	—	(71,530)	11,716	—	(59,814)
Income (loss) from continuing operations, net of tax	(430,467)	(223,862)	(465,349)	737,289	(382,389)
Income (loss) from discontinued operations, net of tax	—	—	(43,077)	—	(43,077)
Net income (loss)	(430,467)	(223,862)	(508,426)	737,289	(425,466)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(5,001)	—	(5,001)
Net income (loss) attributable to Nabors	$(430,467)	$(223,862)	$(513,427)	$737,289	$(430,467)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(114,577)	$30,508	$(30,503)	$(5)	$(114,577)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	5,309	—	5,309	(5,309)	5,309
Pension liability amortization and adjustment	54	54	108	(162)	54
Unrealized gains (losses) and amortization on cash flow hedges	143	143	143	(286)	143
Other comprehensive income (loss) before tax	5,506	197	5,560	(5,757)	5,506
Income tax expense (benefit) related to items of other comprehensive income (loss)	48	48	96	(144)	48
Other comprehensive income (loss), net of tax	5,458	149	5,464	(5,613)	5,458
Comprehensive income (loss) attributable to Nabors	(109,119)	30,657	(25,039)	(5,618)	(109,119)
Net income (loss) attributable to noncontrolling interest	—	—	6,934	—	6,934
Translation adjustment attributable to noncontrolling interest	—	—	58	—	58
Comprehensive income (loss) attributable to noncontrolling interest	—	—	6,992	—	6,992
Comprehensive income (loss)	$(109,119)	$30,657	$(18,047)	$(5,618)	$(102,127)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(148,532)	$(66,846)	$(172,942)	$239,788	$(148,532)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	16,444	—	16,444	(16,444)	16,444
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(5,706)	—	(5,706)	5,706	(5,706)
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	—	—	—	—
Unrealized gains (losses) on marketable securities	(5,706)	—	(5,706)	5,706	(5,706)
Pension liability amortization and adjustment	50	50	100	(150)	50
Unrealized gains (losses) and amortization on cash flow hedges	153	153	153	(306)	153
Other comprehensive income (loss) before tax	10,941	203	10,991	(11,194)	10,941
Income tax expense (benefit) related to items of other comprehensive income (loss)	78	78	156	(234)	78
Other comprehensive income (loss), net of tax	10,863	125	10,835	(10,960)	10,863
Comprehensive income (loss) attributable to Nabors	(137,669)	(66,721)	(162,107)	228,828	(137,669)
Net income (loss) attributable to noncontrolling interest	—	—	2,113	—	2,113
Translation adjustment attributable to noncontrolling interest	—	—	160	—	160
Comprehensive income (loss) attributable to noncontrolling interest	—	—	2,273	—	2,273
Comprehensive income (loss)	$(137,669)	$(66,721)	$(159,834)	$228,828	$(135,396)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(457,530)	$16,063	$(277,748)	$261,685	$(457,530)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	(9,604)	—	(9,604)	9,604	(9,604)
Pension liability amortization and adjustment	162	162	324	(486)	162
Unrealized gains (losses) and amortization on cash flow hedges	425	425	425	(850)	425
Adoption of ASU No. 2016-01	(9,144)	—	(9,144)	9,144	(9,144)
Other comprehensive income (loss) before tax	(18,161)	587	(17,999)	17,412	(18,161)
Income tax expense (benefit) related to items of other comprehensive income (loss)	139	139	278	(417)	139
Other comprehensive income (loss), net of tax	(18,300)	448	(18,277)	17,829	(18,300)
Comprehensive income (loss) attributable to Nabors	(475,830)	16,511	(296,025)	279,514	(475,830)
Net income (loss) attributable to noncontrolling interest	—	—	10,426	—	10,426
Translation adjustment attributable to noncontrolling interest	—	—	(101)	—	(101)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	10,325	—	10,325
Comprehensive income (loss)	$(475,830)	$16,511	$(285,700)	$279,514	$(465,505)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(430,467)	$(223,862)	$(513,427)	$737,289	$(430,467)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	31,183	—	31,183	(31,183)	31,183
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(5,122)	—	(5,122)	5,122	(5,122)
Less: reclassification adjustment for (gains) losses included in net income (loss)	1,341	—	1,341	(1,341)	1,341
Unrealized gains (losses) on marketable securities	(3,781)	—	(3,781)	3,781	(3,781)
Pension liability amortization and adjustment	150	150	300	(450)	150
Unrealized gains (losses) and amortization on cash flow hedges	459	459	459	(918)	459
Other comprehensive income (loss) before tax	28,011	609	28,161	(28,770)	28,011
Income tax expense (benefit) related to items of other comprehensive income (loss)	235	235	470	(705)	235
Other comprehensive income (loss), net of tax	27,776	374	27,691	(28,065)	27,776
Comprehensive income (loss) attributable to Nabors	(402,691)	(223,488)	(485,736)	709,224	(402,691)
Net income (loss) attributable to noncontrolling interest	—	—	5,001	—	5,001
Translation adjustment attributable to noncontrolling interest	—	—	317	—	317
Comprehensive income (loss) attributable to noncontrolling interest	—	—	5,318	—	5,318
Comprehensive income (loss)	$(402,691)	$(223,488)	$(480,418)	$709,224	$(397,373)

Condensed Consolidating Statements Cash Flows

	Nine Months Ended September 30, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$82,365	$(203,493)	$238,064	$(40,017)	$76,919
Cash flows from investing activities:
Purchases of investments	—	—	(676)	—	(676)
Sales and maturities of investments	—	—	2,962	—	2,962
Cash paid for investments in consolidated affiliates	(587,500)	—	(199,000)	786,500	—
Capital expenditures	—	—	(338,968)	—	(338,968)
Proceeds from sales of assets and insurance claims	—	—	86,666	—	86,666
Change in intercompany balances	—	327,555	(327,555)	—	—
Net cash provided by (used for) investing activities	(587,500)	327,555	(776,571)	786,500	(250,016)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(261)	—	(261)
Proceeds from issuance of long-term debt	—	800,000	—	—	800,000
Debt issuance costs	—	(13,262)	—	—	(13,262)
Proceeds from revolving credit facilities	—	905,000	—	—	905,000
Proceeds from parent contributions	—	199,000	587,500	(786,500)	—
Proceeds from issuance of common shares, net of issuance costs	301,835	—	—	—	301,835
Reduction of long-term debt	—	(774,802)	—	—	(774,802)
Dividends to shareholders	(66,978)	—	—	9,317	(57,661)
Proceeds from (payment for) commercial paper, net	—	(40,000)	—	—	(40,000)
Reduction in revolving credit facilities	—	(1,200,000)	—	—	(1,200,000)
Dividends to preferred shareholders	(3,680)	—	—	—	(3,680)
Proceeds from (payments for) short-term borrowings	—	—	252	—	252
Proceeds from issuance of preferred stock, net of issuance costs	278,358	—	—	—	278,358
Proceeds from issuance of intercompany debt	20,000	—	(20,000)	—	—
Paydown of intercompany debt	(21,000)	—	21,000	—	—
Distributions to Non-controlling interest	—	—	(4,676)	—	(4,676)
Distribution from subsidiary to parent	—	—	(30,700)	30,700	—
Other changes	(3,722)	—	—	—	(3,722)
Net cash (used for) provided by financing activities	504,813	(124,064)	553,115	(746,483)	187,381
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,320)	—	(5,320)
Net increase (decrease) in cash and cash equivalents	(322)	(2)	9,288	—	8,964
Cash, cash equivalents and restricted cash, beginning of period	1,091	44	340,894	—	342,029
Cash, cash equivalents and restricted cash, end of period	$769	$42	$350,182	$—	$350,993

Condensed Consolidating Statements Cash Flows

	Nine Months Ended September 30, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$103,187	$(199,071)	$148,714	$(88,939)	$(36,109)
Cash flows from investing activities:
Purchases of investments	—	—	(6,722)	—	(6,722)
Sales and maturities of investments	—	—	12,533	—	12,533
Cash paid for acquisitions of businesses, net of cash acquired	—	—	(50,764)	—	(50,764)
Cash paid for investments in consolidated affiliates	(100)	—	(75,960)	76,060	—
Capital expenditures	—	—	(448,864)	—	(448,864)
Proceeds from sale of assets and insurance claims	—	—	32,805	—	32,805
Change in intercompany balances	—	(424,133)	424,133	—	—
Net cash provided by (used for) investing activities	(100)	(424,133)	(112,839)	76,060	(461,012)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(78)	—	(78)
Debt issuance costs	—	(11,039)	—	—	(11,039)
Proceeds from issuance of common shares	8,300	—	—	—	8,300
Reduction in long-term debt	—	(270,269)	(112,546)	—	(382,815)
Dividends to shareholders	(60,285)	—	—	8,939	(51,346)
Proceeds from (payments for) commercial paper, net	—	78,000	—	—	78,000
Proceeds from (payments for) issuance of intercompany debt	35,000	20,000	(55,000)	—	—
Purchase of capped call hedge transactions	—	(40,250)	—	—	(40,250)
Proceeds from revolving credit facilities	—	410,000	—	—	410,000
Proceeds from issuance of long-term debt	—	411,200	—	—	411,200
Payments on term loan	—	(162,500)	—	—	(162,500)
Paydown of intercompany debt	(79,000)	(20,000)	99,000	—	—
Cash proceeds from equity component of exchangeable debt	—	159,952	—	—	159,952
Noncontrolling interest contribution	—	—	20,000	—	20,000
Distributions to Non-controlling interest	—	—	(7,272)	—	(7,272)
Proceeds from (payments for) short-term borrowings	—	—	(528)	—	(528)
Proceeds from parent contributions	—	37,980	38,080	(76,060)	—
Distribution from subsidiary to parent	—	—	(80,000)	80,000	—
Other changes	(7,864)	—	—	—	(7,864)
Net cash (used for) provided by financing activities	(103,849)	613,074	(98,344)	12,879	423,760
Effect of exchange rate changes on cash and cash equivalents	—	—	251	—	251
Net increase (decrease) in cash and cash equivalents	(762)	(10,130)	(62,218)	—	(73,110)
Cash, cash equivalents and restricted cash, beginning of period	1,148	10,177	253,665	—	264,990
Cash, cash equivalents and restricted cash, end of period	$386	$47	$191,447	$—	$191,880

Note 14 Subsequent Events

On October 3, 2018, we purchased PetroMar Technologies, a small developer and operator of LWD downhole tools focusing on high-value formation data to facilitate completion optimization particularly in unconventional reservoirs. The tools complement our existing wellbore placement capabilities and will be included in our Drilling Solutions operating segment. Under the terms of the transaction, we paid an initial purchase price of $25.0 million. We may also be required to make future payments that are contingent upon the future financial performance of this operation.

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

•

our access to and the cost of capital, including the impact of a downgrade in our credit rating, covenant restrictions, availability under our unsecured revolving credit facilities, and future issuances of debt or equity securities;

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

Financial Results

Comparison of the three months ended September 30, 2018 and 2017

Operating revenues for the three months ended September 30, 2018 totaled $779.4 million, representing an increase of $117.3 million, or 18%, compared to the three months ended September 30, 2017. We experienced an increase in operating revenue across all operating segments as activity has increased, which is evidenced by the 6% increase in average rigs working across the global fleet during the three months ended September 30, 2018 compared to the same period in 2017. Additionally, we benefited from incremental operating revenues of approximately $40.0 million as a result of our acquisition of Tesco, which was completed in the fourth quarter of 2017.

Net loss from continuing operations attributable to Nabors common shareholders totaled $105.0 million ($0.31 per diluted share) for the three months ended September 30, 2018 compared to a net loss from continuing operations attributable to Nabors common shareholders of $121.4 million ($0.42 per diluted share) for the three months ended September 30, 2017, or a $16.4 million improvement in the net loss. Although our segments’ adjusted operating income improved by approximately $65.1 million compared to the prior period, our net loss for the three months ended September 30, 2018 was negatively impacted by a $10.5 million loss on the redemption of our 9.25% senior notes due January 2019 as well as a $25.2 million increase in income tax expense.

General and administrative expenses for the three months ended September 30, 2018 totaled $66.8 million, representing an increase of $1.8 million, or 3%, compared to the three months ended September 30, 2017. This is reflective of a slight increase in salaries and other compensation as well as increases in headcount as a result of increased activity, including entry into new markets from the Company’s acquisition of Tesco in the fourth quarter of 2017.

Research and engineering expenses for the three months ended September 30, 2018 totaled $14.5 million, representing an increase of $1.5 million, or 12%, compared to the three months ended September 30, 2017. The increase is a result of increased efforts over a number of strategic research and engineering projects as the market rebalanced and activity increased.

Depreciation and amortization expense for the three months ended September 30, 2018 was $208.5 million, representing a decrease of $8.6 million, or 4%, compared to the three months ended September 30, 2017. The slight decrease was primarily due to the absence of depreciation expense associated with the jackup rigs sold during the second quarter of 2018, partially offset by an increase in depreciation expense due to the increased number of rigs working during the period as well as incremental depreciation associated with the acquisition of Tesco.

Segment Results of Operations

Our business consists of five reportable segments: U.S. Drilling, Canada Drilling, International Drilling, Drilling Solutions and Rig Technologies.

Management evaluates the performance of our reportable segments using adjusted operating income (loss), which is our segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss) and other, net. A reconciliation of adjusted operating income to net income (loss) from continuing operations before income taxes can be found in Note 11—Segment Information.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	September 30,
	2018	2017	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$273,996	$222,747	$51,249	23%
Adjusted operating income (loss)	$2,578	$(53,536)	$56,114	105%
Average rigs working (1)	111.6	107.2	4.4	4%

Canada Drilling
Operating revenues	$26,645	$18,073	$8,572	47%
Adjusted operating income (loss)	$(1,895)	$(7,494)	$5,599	75%
Average rigs working (1)	17.9	13.5	4.4	33%

International Drilling
Operating revenues	$377,125	$374,106	$3,019	1%
Adjusted operating income (loss)	$25,680	$32,316	$(6,636)	(21)%
Average rigs working (1)	96.0	91.3	4.7	5%

Drilling Solutions
Operating revenues	$60,923	$37,506	$23,417	62%
Adjusted operating income (loss)	$9,506	$5,864	$3,642	62%

Rig Technologies
Operating revenues	$63,641	$50,032	$13,609	27%
Adjusted operating income (loss)	$(4,141)	$(10,535)	$6,394	61%

(1)

Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating results increased during the three months ended September 30, 2018 compared to the corresponding 2017 period primarily due to an increase in dayrates as market prices have continued to improve, which resulted in approximately $54.3 million of the increase in adjusted operating income. Additionally, we have experienced an increase in activity as reflected by a 4% increase in the average number of rigs working which represented approximately $2.5 million of the increase in adjusted operating income. Included in this amount are incremental operating results from the contribution of full operating dayrate for one of our new MODS-400 rigs in the Gulf of Mexico.

Canada Drilling

Operating results improved during the three months ended September 30, 2018 compared to the corresponding 2017 period primarily due to an increase in activity as reflected by a 33% increase in the average number of rigs working. Additionally, the increase in operating results was partially attributed to the mix of higher margin active rigs working as well as a slight increase in dayrates during the three months ended September 30, 2018.

International Drilling

Operating revenue as well as activity remained relatively flat during the three months ended September 30, 2018 compared to the corresponding 2017 period. Operating results for the period were unfavorably impacted by the expiration of higher margin contracts, which were partially offset by new rig awards in lower margin regions in combination with dayrate reduction. Further contributing to the decline in operating results was decreased activity resulting from the sale of three jackup rigs and rig recertification.

Drilling Solutions

Operating results increased during the three months ended September 30, 2018 compared to the corresponding 2017 period primarily due to the increase in drilling activity in the U.S. and in the demand for our products and services, including Tubular Services and Performance Tools. This segment benefited from incremental operating revenues of approximately $19.9 million related to the addition of our Tubular Services product lines as a result of the acquisition of Tesco.

Rig Technologies

Operating revenues increased during the three months ended September 30, 2018 compared to the corresponding 2017 period primarily due to approximately $18.8 million in incremental revenue as a result of the acquisition of Tesco during the fourth quarter of 2017.

Other Financial Information

Interest expense

Interest expense for the three months ended September 30, 2018 was $51.4 million, representing a decrease of $3.2 million, or 6%, compared to the three months ended September 30, 2017. The decrease was primarily due to a reduction in interest expense due to the repayment of the 6.15% senior notes due February 2018 and 9.25% senior notes due January 2019. This was partially offset by the additional interest expense related to the January 2018 issuance of $800 million in aggregate principal amount of 5.75% senior notes due 2025.

Other, net

Other, net for the three months ended September 30, 2018 was $22.9 million of expense, which included a loss on debt buybacks of $10.5 million, net loss on sales and disposals of assets of approximately $4.8 million, transaction related costs primarily related to the Tesco acquisition of approximately $1.8 million, foreign currency exchange losses of $1.6 million and an increase in litigation reserves of $1.4 million.

Other, net for the three months ended September 30, 2017 was $5.6 million of expense, which included a net loss on sales and disposals of assets of approximately $10.0 million and transaction related costs of approximately $3.2 million. These losses were partially offset by a decrease in our litigation reserves of $2.2 million and foreign currency exchange gains of $0.8 million.

Income tax rate

Our worldwide effective tax rate for the three months ended September 30, 2018 was (12.6%) compared to 11.0% for the three months ended September 30, 2017. The change in effective tax rate was a result of a change in our geographic mix of pre-tax earnings (losses), primarily due to pre-tax earnings in certain high tax jurisdictions causing a net income tax despite a consolidated pre-tax loss. This resulted in a negative tax rate for the quarter.

In certain jurisdictions we have recognized deferred tax assets and liabilities. Judgment and assumptions are required in determining whether deferred tax assets will be fully or partially utilized. When we estimate that all or some portion of certain deferred tax assets such as net operating loss carryforwards will not be utilized, we establish a valuation allowance for the amount we determine to be more likely than not unrealizable. We continually evaluate strategies that could allow for future utilization of our deferred tax assets. Any change in the ability to utilize such deferred tax assets will be accounted for in the period of the event affecting the valuation allowance. If facts and circumstances cause us to change our expectations regarding future tax consequences, the resulting adjustments could have a material effect on our financial results or cash flow. The area at greatest risk is our Canada Drilling operations. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize the deferred tax assets that we have recognized. However, it is possible that some of our recognized deferred tax assets, relating to net operating loss carryforwards, could expire unused or could carryforward indefinitely without utilization. Therefore, unless we are able to generate sufficient taxable income from our component operations, a substantial valuation allowance to reduce our deferred tax assets may be required, which would materially increase our tax expense in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial condition.

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

Discontinued Operations

Our discontinued operations for the three months ended September 30, 2018 and 2017 consisted of our historical wholly owned oil and gas businesses. Income (loss) from discontinued operations for the three months ended September 30, 2018 was a loss of $13.9 million compared to a loss of $27.1 million for the three months ended September 30, 2017. During the three months ended September 30, 2018 and 2017, we recognized impairment charges of $16.5 million and $35.3 million, respectively, due to the deterioration of economic conditions in the dry gas market in western Canada.

Comparison of the nine months ended September 30, 2018 and 2017

Operating revenues for the nine months ended September 30, 2018 totaled $2.3 billion, representing an increase of $419.5 million, or 23%, compared to the nine months ended September 30, 2017. We experienced an increase in operating revenue across all of our operating segments as activity has increased across the U.S. and international markets, as evidenced by the 8% increase in average rigs working across our global fleet during the nine months ended September 30, 2018 compared to the same period in 2017. Additionally, we benefited from incremental operating revenues of approximately $114.7 million as a result of our acquisition of Tesco.

Net loss from continuing operations attributable to Nabors common shareholders totaled $450.9 million ($1.39 per diluted share) for the nine months ended September 30, 2018 compared to a net loss from continuing operations attributable to Nabors common shareholders of $387.4 million ($1.35 per diluted share) for the nine months ended September 30, 2017, or a $63.5 million increase in the net loss. Although our segments’ adjusted operating income improved by approximately $166.5 million compared to the prior period, our net loss was adversely impacted by a $63.7 million loss on the sale of three jackup rigs as well as a $117.1 million increase in income tax expense.

General and administrative expenses for the nine months ended September 30, 2018 totaled $209.2 million, representing an increase of $17.1 million or 9%, compared to the nine months ended September 30, 2017. This is reflective of a slight increase in salaries and other compensation as well as increases in headcount as a result of increased activity, including entry into new markets from the Company’s acquisition of Tesco in the fourth quarter of 2017.

Research and engineering expenses for the nine months ended September 30, 2018 totaled $42.7 million, representing an increase of $6.6 million, or 18%, compared to the nine months ended September 30, 2017. The increase is a result of increased efforts towards a number of strategic research and engineering projects as the market rebalanced and activity increased.

Depreciation and amortization expense for the nine months ended September 30, 2018 was $640.2 million, representing an increase of $11.4 million, or 2%, compared to the nine months ended September 30, 2017. The slight increase was primarily due the increased number of rigs that were working during the period, which results in a higher active depreciation rate coupled with incremental depreciation expense associated with the acquisition of Tesco.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Nine Months Ended
	September 30,
	2018	2017	Increase/(Decrease)

U.S. Drilling
Operating revenues	$779,393	$572,025	$207,368	36%
Adjusted operating income (loss)	$(30,275)	$(172,797)	$142,522	82%
Average rigs working (1)	111.8	98.9	12.9	13%

Canada Drilling
Operating revenues	$75,974	$63,002	$12,972	21%
Adjusted operating income (loss)	$(7,095)	$(16,519)	$9,424	57%
Average rigs working (1)	16.4	15.9	0.5	3%

International Drilling
Operating revenues	$1,123,956	$1,092,667	$31,289	3%
Adjusted operating income (loss)	$74,702	$80,464	$(5,762)	(7)%
Average rigs working (1)	94.6	91.3	3.3	4%

Drilling Solutions
Operating revenues	$183,430	$96,700	$86,730	90%
Adjusted operating income (loss)	$25,773	$8,658	$17,115	n/m (2)

Rig Technologies
Operating revenues	$209,631	$155,293	$54,338	35%
Adjusted operating income (loss)	$(20,550)	$(23,706)	$3,156	13%

(1)

Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

(2)	The number is so large that it is not meaningful.

U.S. Drilling

Operating results increased during the nine months ended September 30, 2018 compared to the corresponding 2017 period primarily due to a 13% increase in the average number of rigs working, and operating at higher dayrates as market prices continued to improve. Additionally, this segment benefitted from incremental operating results from the contribution of one of our new MODS-400 rigs in the Gulf of Mexico, further contributing to the $207.4 million, or 36%, increase in operating revenues.

Canada Drilling

Operating results improved during the nine months ended September 30, 2018 compared to the corresponding 2017 period primarily due to a 3% increase in the average number of rigs working. Additionally, this segment benefited from the mix of higher margin active rigs during the period supplemented by an increase in dayrates as market prices have improved.

International Drilling

Operating revenue increased slightly during the nine months ended September 30, 2018 compared to the corresponding 2017 period primarily due to the increase in activity during the period. Our results for the nine months ended September 30, 2017 were unfavorably impacted by a loss of revenue and increased costs related to downtime incurred to perform structural work on many of our rigs in our largest international market.

Drilling Solutions

Operating results increased during the nine months ended September 30, 2018 compared to the corresponding 2017 period primarily due to the significant increase in drilling activity in the U.S. and in the demand for our products and services, including Tubular Services and Performance Tools. This segment benefited from incremental operating revenues of approximately $60.8 million related to the addition of our Tubular Services product lines as a result of the acquisition of Tesco.

Rig Technologies

Operating revenues increased during the nine months ended September 30, 2018 compared to the corresponding 2017 period primarily due to approximately $53.9 million in incremental revenue as a result of the acquisition of Tesco during the fourth quarter of 2017. However, operating income (loss) was adversely impacted by the mix between higher margin capital equipment sales and other lower margin activity.

Other Financial Information

Interest expense

Interest expense for the nine months ended September 30, 2018 was $173.4 million, representing an increase of $7.6 million, or 5%, compared to the nine months ended September 30, 2017. The increase was primarily due to the additional interest expense related to the January 2018 issuance of $800 million in aggregate principal amount of 5.75% senior notes due 2025. This increase was partially offset by a reduction in interest expense due to the repayment of the 6.15% senior notes due February 2018 and 9.25% senior notes due January 2019.

Other, net

Other, net for the nine months ended September 30, 2018 was $114.6 million of expense, which included net losses on sales and disposals of assets of approximately $74.4 million, primarily related to a $63.7 million loss on the sale of three jackup rigs, transaction related costs of $14.7 million, loss on debt buybacks of $10.5 million, an increase in litigation reserves of $9.7 million and foreign currency exchange losses of $7.9 million.

Other, net for the nine months ended September 30, 2017 was $29.2 million of expense, which included a loss on debt buybacks of $16.0 million, net losses on sales and disposals of assets of approximately $10.1 million, transaction related costs of $5.1 million and foreign currency exchange losses of $1.7 million.

Income tax rate

Our worldwide effective tax rate for the nine months ended September 30, 2018 was (15.3%) compared to 13.5% for the nine months ended September 30, 2017. The change in effective tax rate was a result of a change in our geographic mix of pre-tax earnings (losses), primarily due to pre-tax earnings in certain high tax jurisdictions causing a net income tax despite a consolidated pre-tax loss. This resulted in a negative tax rate for the nine months ended September 30, 2018.

Discontinued Operations

Our discontinued operations for the nine months ended September 30, 2018 and 2017 consisted of our historical wholly owned oil and gas businesses. Income (loss) from discontinued operations for the nine months ended September 30, 2018 was a loss of $14.6 million compared to a loss of $43.1 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018 and 2017, we recognized impairment charges of $16.5 million and $35.3 million, respectively, due to the deterioration of economic conditions in the dry gas market in western Canada. Additionally, our net loss for the nine months ended September 30, 2017 included a $16.5 million charge related to the settlement of litigation associated with our previously owned Ramshorn International properties.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments and availability under our 2012 revolving credit facility maturing in 2020 (the “2012 Revolving Credit Facility”) and our new 2018 revolving credit facility maturing in 2023 (the “2018 Revolving Credit Facility”). As of September 30, 2018, we had cash and short-term investments of $388.6 million and working capital of $786.6 million. As of December 31, 2017, we had cash and short-term investments of $365.4 million and working capital of $527.9 million. At September 30, 2018, we had $215.0 million of borrowings outstanding under our 2012 Revolving Credit Facility.

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

In May 2018, we issued 35,000,000 shares of common stock at a price to the public of $7.75 per share and 5,750,000 shares (including the underwriters option for 750,000 shares) of 6% Series A Mandatory Convertible Preferred Stock (the “mandatory convertible preferred shares”), par value $.001 per share, with a liquidation preference of $50 per share. In connection with the common shares offering, in June 2018 the underwriters exercised in full their option to purchase 5,250,000 additional common shares. Nabors received aggregate net proceeds of approximately $580.6 million from these offerings after deducting underwriting discounts, commissions, and offering expenses. The net proceeds from these offerings were used to repay amounts outstanding under the revolving credit facility, which we may re-borrow from time to time for the repayment of other indebtedness, and for general corporate purposes.

The dividends on the mandatory convertible preferred shares will be payable on a cumulative basis. At issuance, each share of the mandatory convertible preferred shares was automatically convertible into between 5.3763 and 6.4516 of our common shares based on the average share price over a period of twenty consecutive trading days ending prior to May 1, 2021, subject to anti-dilution adjustments. In connection with the dividend on our common shares paid on October 2, 2018, the conversion rate for each share of the mandatory convertible preferred shares was adjusted to between 5.4735 and 6.5683 of our common shares.

On October 11, 2018, Nabors Delaware, Nabors Drilling Canada Limited, Nabors and certain of Nabors’ wholly owned subsidiaries entered into the new 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility has a borrowing capacity of $1.267 billion and is fully and unconditionally guaranteed by Nabors and certain of its wholly owned subsidiaries. The 2018 Revolving Credit Facility matures at the earlier of (a) October 11, 2023 and (b) July 19, 2022, if any of Nabors Delaware’s existing 5.5% senior notes due January 2023 remain outstanding as of such date. The 2018 Revolving Credit Facility can be used for general corporate purposes, including capital expenditures and working capital. As of the date of this report, we had no borrowings under the 2018 Revolving Credit Facility.

In connection with entering into the 2018 Revolving Credit Facility, on October 11, 2018, we entered into Amendment No. 3 to the 2012 Revolving Credit Facility (the “Amendment”). The Amendment, among other things, reduces the overall commitments available to $666.25 million and provides for certain lenders to exit the facility.

We had 15 letter-of-credit facilities with various banks as of September 30, 2018. Availability under these facilities as of September 30, 2018 was as follows:

September 30,
2018
(In thousands)
Credit available	$759,321
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	112,092
Remaining availability	$647,229

Our gross debt to capital ratio was 0.56:1 as of September 30, 2018 and 0.58:1 as of December 31, 2017. Our net debt to capital ratio was 0.53:1 as of September 30, 2018 and 0.56:1 as of December 31, 2017. The gross debt to capital ratio is calculated by dividing total debt by total capitalization (total debt plus shareholders’ equity). The net debt to capital ratio is calculated by dividing net debt by net capitalization. Net debt is defined as total debt minus the sum of cash and cash equivalents and short-term investments. Net capitalization is defined as net debt plus shareholders’ equity. Availability under both the 2012 Revolving Credit Facility and the 2018 Revolving Credit Facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. In addition, availability under the new 2018 Revolving Credit Facility is subject to a covenant that during any period in which Nabors Delaware fails to maintain an investment grade rating from at least two ratings agencies, the guarantors under the facility and their subsidiaries we will be required to maintain an asset to debt coverage ratio of at least 2.50:1. As of September 30, 2018, our asset to debt coverage ratio would have been 3.90:1. The asset to debt coverage ratio is calculated by dividing (x) drilling-related fixed assets wholly owned by certain of Nabors’ subsidiaries that are guaranteeing the 2018 Revolving Credit Facility (the “2018 Revolver Guarantors”) or wholly owned subsidiaries of the 2018 Revolver Guarantors by (y) total debt of the 2018 Revolver Guarantors (subject to certain exclusions).

As of the date of this report, we were in compliance with all covenants under the 2018 Revolving Credit Facility and 2012 Revolving Credit Facility. If we fail to perform our obligations under the covenants, the revolving credit commitments under the 2012 Revolving Credit Facility and the 2018 Revolving Credit Facility could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. We have contemplated various alternative actions that could be pursued if we believe a violation of the covenant seemed likely to occur in the future.  These actions include reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. The gross debt to capital ratio, the net debt to capital ratio and the asset to debt coverage ratio are not measures of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 3.1:1 as of September 30, 2018 and 2.4:1 as of December 31, 2017. The interest coverage ratio is a trailing 12-month quotient of the sum of operating revenues, direct costs, general administrative expenses and research and engineering expenses divided by interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

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

Future Cash Requirements

We expect capital expenditures over the next 12 months to be approximately $0.4 billion. Purchase commitments outstanding at September 30, 2018 totaled approximately $228.7 million, primarily for rig-related enhancements, new rig equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

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

On August 25, 2015, our Board of Directors authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400 million of our common shares by various means, including in the open market or in privately negotiated transactions. This authorization does not have an expiration date and does not obligate us to repurchase any of our common shares. Since establishing the program, we have repurchased 14.0 million of our common shares for an aggregate purchase price of approximately $119.4 million under this program. As of September 30, 2018, the remaining amount authorized under the program that may be used to purchase shares was $280.6 million. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of September 30, 2018, our subsidiaries held 52.8 million of our common shares.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the nine months ended September 30, 2018 and 2017 below.

Operating Activities.  Net cash provided by operating activities totaled $76.9 million during the nine months ended September 30, 2018, compared to net cash used of $36.1 million during the corresponding 2017 period. Operating cash flows are our primary source of capital and liquidity. The increase in cash flows from operations is primarily attributable to increases in activity and margins.  Additionally, changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables and interest payments are significant factors affecting operating cash flows. Changes in working capital items used $300.7 million and $231.2 million in cash during the nine months ended September 30, 2018 and 2017, respectively.

Investing Activities.  Net cash used for investing activities totaled $250.0 million during the nine months ended September 30, 2018 compared to $461.0 million during the corresponding 2017 period. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the nine months ended September 30, 2018 and 2017, we used cash for capital expenditures totaling $339.0 million and $448.9 million, respectively. Additionally, we received net proceeds of $86.7 million from the sale of assets during the nine months ended September 30, 2018. This was primarily comprised of the cash proceeds received from the sale of three jackup rigs.

Financing Activities.  Net cash provided by financing activities totaled $187.4 million during the nine months ended September 30, 2018 compared to net cash provided of $423.8 million during the corresponding 2017 period. During the nine months ended September 30, 2018, we received net proceeds of $786.8 million in connection with the issuance of our 5.75% senior notes and $580.2 million from the issuance of common and mandatory convertible preferred shares. This was partially offset by the repayment of the remaining balances of our 6.15% and 9.25% senior notes of $774.8 million and $335.0 million on our revolving credit facility and commercial paper program. Additionally, we paid dividends totaling $61.3 million to our common and preferred shareholders.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2018	2019	2020	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$27,518	149,692	40	—	$177,250

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2017 Annual Report. There were no material changes in our exposure to market risk during the nine months ended September 30, 2018 from those disclosed in our 2017 Annual Report.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of our 2017 Annual Report, Form 10-Q for the quarter ended March 31, 2018 and Form 10-Q for the quarter ended June 30, 2018, which in addition to the information set forth elsewhere in this report, should be carefully considered when evaluating us. These risks are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business.

Our financial and operating flexibility could be affected by our long-term debt and other financial commitments.

As of September 30, 2018, we had approximately $3.8 billion in outstanding debt, resulting in a gross debt to capital ratio of 0.56:1, a net debt to capital ratio of 0.53:1 and an asset to debt coverage ratio of approximately 3.90:1.

Availability under both the 2012 Revolving Credit Facility and the 2018 Revolving Credit Facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. In addition, availability under the new 2018 Revolving Credit Facility is subject to a covenant to maintain an asset to debt coverage ratio of at least 2.50:1. The gross debt to capital ratio is calculated by dividing total debt by total capitalization (total debt plus shareholders’ equity). The net debt to capital ratio is calculated by dividing net debt (total debt minus the sum of cash and cash equivalents and short-term investments) by net capitalization (net debt plus shareholders’ equity).  The asset to debt coverage ratio is calculated by dividing (x) drilling-related fixed assets wholly owned by the 2018 Revolver Guarantors or wholly owned subsidiaries of the 2018 Revolver Guarantors by (y) total debt of the 2018 Revolver Guarantors (subject to certain exclusions).  The asset to debt coverage ratio applies only during any period which Nabors Delaware fails to maintain an investment grade rating from at least two ratings agencies. The gross debt to capital ratio, the net debt to capital ratio and the asset to debt coverage ratio are not measures of operating performance or liquidity defined by GAAP and may not be comparable to similarly titled measures presented by other companies.  The gross debt to capital ratio and the net debt to capital ratio are methods for calculating the amount of leverage a company has in relation to its capital.

As of September 30, 2018, we would have been able to borrow $1.267 billion in aggregate under our 2018 Revolving Credit Facility, subject to compliance with the conditions and covenants contained therein and an additional $451.25 million in aggregate under our 2012 Revolving Credit Facility, subject to compliance with the conditions and covenants contained therein.

We also have various financial commitments, such as leases, firm transportation and processing, contracts and purchase commitments. Our ability to service our debt and other financial obligations depends in large part upon the level of cash flows generated by our operating subsidiaries’ operations, our ability to monetize and/or divest non-core assets, availability under our unsecured revolving credit facilities and our ability to access the capital markets and/or other sources of financing. If we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or reduce funding in the future for working capital, capital expenditures and general corporate purposes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended September 30, 2018 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
July 1 - July 31	<1	$6.09	—	280,645
August 1 - August 31	2	$6.00	—	280,645
September 1 - September 30	3	$6.17	—	280,645

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

(2)

In August 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $400 million of our common shares in the open market or in privately negotiated transactions. Through September 30, 2018, we repurchased 14.0 million of our common shares for an aggregate purchase price of approximately $119.4 million under this program. As of September 30, 2018, we had $280.6 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of September 30, 2018, our subsidiaries held 52.8 million of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Credit Agreement, dated as of October 11, 2018, among Nabors Industries, Inc., as US Borrower, Nabors Drilling Canada Limited, as Canadian Borrower, Nabors Industries Ltd., as Holdings, the other Guarantors from time to time party thereto, HSBC Bank Canada, as Canadian Lender, the Issuing Banks and other Lenders party thereto and Citibank, N.A., as Administrative Agent solely for the US Lenders and not for the Canadian Lender (incorporated by reference to Exhibit 10.2 to our Form 8-K (File no. 001-32657) filed with the SEC on October 12, 2018).

10.2

Amendment No. 3 to Credit Agreement, dated as of October 11, 2018, among Nabors Industries, Inc., Nabors Drilling Canada Limited, Nabors Industries Ltd., HSBC Bank Canada, the other lenders party thereto, Citibank, N.A., and Wilmington Trust, National Association, as successor administrative agent (incorporated by reference to Exhibit 10.2 to our Form 8-K (File no. 001-32657) filed with the SEC on October 12, 2018).

10.3	Fifth Amendment to Executive Employment Agreement, dated October 15, 2018, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	November 6, 2018