Form 10-K
period 2018-12-31
NABORS INDUSTRIES LTD
filed 2019-02-28
CIK 1163739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001‑32657

NABORS INDUSTRIES LTD.

(Exact name of registrant as specified in its charter)

Bermuda (State or Other Jurisdiction of Incorporation or Organization) Crown House Second Floor 4 Par‑la‑Ville Road Hamilton, HM08 Bermuda (Address of principal executive offices)	980363970 (I.R.S. Employer Identification No.) N/A (Zip Code)

(441) 292‑1510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Common shares, $.001 par value per share	New York Stock Exchange
Preferred shares, 6.00% Mandatory Convertible Preferred Shares, Series A, $.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☒  NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non‑accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the 344,852,460 common shares held by non‑affiliates of the registrant outstanding as of the last business day of our most recently completed second fiscal quarter, June 29, 2018, based on the closing price of our common shares as of such date of $6.41 per share as reported on the New York Stock Exchange, was $2,210,504,269. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding as of February 21, 2019 was 358,791,975, excluding 52,800,203 common shares held by our subsidiaries, or 411,592,178 in the aggregate.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the definitive Proxy

Statement to be distributed in connection with our 2019 Annual General Meeting of Shareholders (Part III).

NABORS INDUSTRIES LTD.

Form 10-K Annual Report

For the Year Ended December 31, 2018

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

•	our dependence on our operating subsidiaries and investments to meet our financial obligations;

•	our ability to retain skilled employees;

•	our ability to complete, and realize the expected benefits of strategic transactions;

•	the recent changes in U.S. tax laws and the possibility of changes in other tax laws and other laws and regulations;

•	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in and of the countries in which we do business; and

•	general economic conditions, including the capital and credit markets.

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

PART I

ITEM 1.  BUSINESS

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

Overview

Since its founding in 1952, Nabors has grown from a small land drilling business in Canada to one of the world’s largest drilling contractors. Today, Nabors owns and operates one of the world’s largest land-based drilling rig fleets and is a provider of offshore rigs in the United States and numerous international markets. Nabors also provides directional drilling services, tubular services, performance tools, and innovative technologies for its own rig fleet and those of third parties. In today’s performance-driven environment, we believe we are well positioned to seamlessly integrate downhole hardware, surface equipment and software solutions into our AC rig designs. Leveraging our advanced drilling automation capabilities, Nabors’ highly skilled workforce continues to set new standards for operational excellence and transform our industry.

Our business is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies, consisting of equipment manufacturing, rig instrumentation and optimization software. We also specialize in tubular services, wellbore placement solutions and are a leading provider of directional drilling and measurement while drilling (“MWD”) systems and services.

Our business consists of five reportable segments:  U.S. Drilling, Canada Drilling, International Drilling, Drilling Solutions and Rig Technologies.

With operations in over 25 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of December 31, 2018 included:

•	384 actively marketed rigs for land-based drilling operations in the United States, Canada and approximately 18 other countries throughout the world; and

•	33 actively marketed rigs for offshore drilling operations in the United States and multiple international markets.

The following table presents our average rigs working (a measure of activity and utilization over the year) for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Average Rigs Working:
U.S. Drilling	113.2	100.8	62.0
Canada Drilling	16.9	15.4	9.7
International Drilling	92.9	91.1	100.2
	223.0	207.3	171.9

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

U.S. Drilling

Our U.S. Drilling operations include land drilling activities in the lower 48 states and Alaska as well as offshore drilling activities in the Gulf of Mexico. We operate one of the largest land-based drilling rig fleets in the United States, consisting of 188 AC rigs and 22 SCR rigs which were actively marketed as of December 31, 2018.

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

During the second half of 2016, we introduced our PACE®-M800 and PACE®-M1000 rigs which complement our existing PACE®-X800 rigs. The PACE®-M800 rig is designed for lower-density multi-well pads whereas the PACE®-M1000 is designed for higher density pads. Both are designed to move rapidly between pads. Featuring the same advanced walking capabilities as the PACE®-X800 rig, the PACE®-M800 rig can quickly move efficiently on pads and over short distances, with minimal rig-up and rig-down components.

In addition to land drilling operations throughout the lower 48 states and Alaska, we also actively marketed 12 platform rigs in the U.S. Gulf of Mexico as of December 31, 2018.

Canada Drilling

Our rig fleet consisted of 41 land-based drilling rigs in Canada as of December 31, 2018. Over the past few years, the Canada market has moved away from the conventional drilling of vertical wells and now focuses virtually exclusively on horizontal wells. Our focus in recent years has been on the market for larger, more capable rigs. The majority of our work in Canada is in this market segment.

International Drilling

We maintain a footprint in nearly every major oil and gas market across the globe, most notably in Saudi Arabia, Algeria, Argentina, Colombia, Kazakhstan and Venezuela. Many of our rigs in our international drilling markets were designed to address the challenges inherent in specific drilling locations such as those required in the desert and remote or environmentally sensitive locations, as well as the various shale plays. As of December 31, 2018, our international fleet consisted of 133 land-based drilling rigs in approximately 18 countries. We also actively marketed 18 platforms and three jackup rigs in the international offshore drilling markets as of the same date. We continue to upgrade and deploy high-specification desert rigs specifically for gas drilling in the Middle East. We have increased the utilization of the PACE®-X800 rigs in international markets by deploying six such rigs in Latin America.

Drilling Solutions

Through Nabors Drilling Solutions, we offer specialized drilling technologies, such as patented steering systems and rig instrumentation software systems that enhance drilling performance and wellbore placement. These products include:

RigWatch® Suite

Nabors’ RigWatch® suite of software solutions that turns rig site data into wellsite knowledge to help customers track and trend drilling practices to drive performance.

REVit®  Software

Nabors REVit® technology features advanced top drive automation that eliminates stick slip, a common mode of vibration that limits drilling performance.

DrillSmart® Software

A best-in-class automatic driller based on proprietary technology that allows the system to adapt to operating parameters and drilling conditions while optimizing performance.

ROCKit® Software

A patented directional steering control system that oscillates drill pipe to reduce friction and increase rate of penetration.

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

•

Nabors’ AccuSteer® Measurement While Drilling (M/LWD) Suite which is a premier dynamic evaluation MWD system for performance drilling with integrated advanced geosteering measurements. The AccuSteer® system is a collar based M/LWD designed specifically for the unconventional market.

Rig Technologies

Our Rig Technologies segment is primarily comprised of Canrig, which manufactures and sells top drives, catwalks, wrenches, drawworks and other drilling related equipment such as robotic systems and downhole tools which are installed on both onshore and offshore drilling rigs. Rig Technologies also provides aftermarket sales and services for the installed base of its equipment.

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

During 2018 we achieved several milestones in our drive to automate and integrate the well construction process. As the industry recovered from the severe downturn that began in 2014, we believe the investments we have made in our rigs and related technology and equipment are all paying off. We are focused on drilling the most productive, efficient and safe wells to our clients’ specifications, engineered for highly complex and demanding geology.

Our global fleet of 417 rigs is the fundamental platform for our business. We enter 2019 with nearly 100 Nabors SmartRig™ units deployed in the U.S. Lower 48, and contracted commitments to deploy an additional eight units during the first half of 2019. Our new PACE®-M750 rig was introduced in early 2018, as a significant, and capital efficient, retrofit to the existing PACE®-M550. This design bolsters capabilities for faster drilling, improved mobility and extended reach at a fraction of the cost of a newbuild unit.

During 2018, we made further progress commercializing our drilling technology portfolio. We believe this positions us well to address the changing market dynamic both in the United States and internationally. Our technological development efforts drive toward a seamless integration of the rig’s operations with downhole sensing. In addition, we are adding complementary services to our traditional rig offering and in many cases replacing third-party providers of these complementary services as a single service provider.

In late 2018, Nabors acquired PetroMar Technologies, a developer and operator of downhole LWD tools that focuses on high-value formation data to facilitate well completion optimization. The addition of PetroMar expands the Company’s portfolio of value-added services.

Oil prices declined sharply during the fourth quarter of 2018. This volatility has driven certain exploration and production companies in the U.S. to announce reductions in planned year-over-year capital spending for 2019. We have positioned the Company for this volatility, while still pursuing the primary goal of reducing net debt in 2019. As the year begins, Nabors holds contracts to deploy additional drilling rigs during 2019 with multiple customers in our global markets.

Drilling Contracts

Our drilling contracts are typically daywork contracts. A daywork contract generally provides for a basic rate per day when drilling (the dayrate for providing a rig and crew) and for lower rates when the rig is moving between drilling locations, or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond our control. In addition, daywork contracts may provide for a lump-sum fee for the mobilization and demobilization of the rig, which in most cases approximates our anticipated costs. A daywork contract differs from a footage contract (in which the drilling contractor is paid on the basis of a rate per foot drilled) and a turnkey contract (in which the drilling contractor is paid for drilling a well to a specified depth for a fixed price). We also offer performance enhancing drilling services, performance software and equipment such as managed pressure services, directional drilling, rotary steering systems and measurement while drilling. These additional products and services are additive to our rig charges.

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

Our Customers

Our customers include major international, national and independent oil and gas companies. One customer, Saudi Aramco, accounted for approximately 24%, 29% and 33% of our consolidated operating revenues during the years ended December 31, 2018, 2017 and 2016, respectively, which operating revenues are primarily included in the results of our International Drilling reportable segment. Our contracts with Saudi Aramco are on a per rig basis. These contracts are primarily operated through SANAD, our joint venture with Saudi Aramco. See Part I, Item

1A.—Risk Factors—The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.

Our Employees

As of December 31, 2018, we employed approximately 15,000 people in approximately 25 countries. Our number of employees fluctuates depending on the current and expected demand for our services. Some rig-based employees in Alaska, Argentina, Mexico and Venezuela are represented by collective bargaining units. We believe our relationship with our employees is generally good.

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

Industry/Competitive Conditions

To a large degree, our businesses depend on the level of capital spending by oil and gas companies for exploration, development and production activities. The level of exploration, development and production activities is to a large extent tied to the prices of oil and natural gas, which can fluctuate significantly and are highly volatile. For example, oil prices were as high as $107 per barrel during 2014 and reached a near ten-year low of $26 per barrel in February 2016. Oil prices began to stabilize during 2017 and steadily increased throughout much of 2018, hitting a four-year high of $76 per barrel in September. However, during the fourth quarter of 2018, oil prices declined dramatically to a low of $42 per barrel. A decrease or prolonged decline in the price of oil or natural gas or in the exploration, development and production activities of our customers could result in a corresponding decline in the demand for our services and/or a reduction in dayrates and utilization, which could have a material adverse effect on our financial position, results of operations and cash flows. See Part I, Item 1A.—Risk Factors— Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability, and—Our drilling contracts may in certain instances be renegotiated, suspended or terminated without an early termination payment and Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Certain competitors are present in more than one of the markets in which we operate, although no one competitor operates in all such markets. We compete with (1) Helmerich & Payne, Inc., Patterson-UTI Energy, Inc. and several other competitors with national, regional or local rig operations in the United States, (2) Saipem S.p.A, KCA Deutag and various contractors in our international markets and (3) Precision Drilling, Ensign Energy Services, and others in Canada.

Acquisitions and Divestitures

We have grown from a land drilling business centered in the U.S. Lower 48, Canada and Alaska to an international business with operations on land and offshore in most of the major oil and gas markets in the world. At the beginning of 1990, our fleet consisted of 44 actively marketed land drilling rigs in Canada, Alaska and in various international markets. Today, our worldwide fleet of actively marketed rigs consists of 384 land drilling rigs, 30 offshore platform rigs and three jackup units. This growth was fueled in part by strategic acquisitions. While we continuously consider and review strategic opportunities, including acquisitions, divestitures, joint ventures, alliances and other strategic transactions, there can be no assurance that such opportunities will continue to be available, that the pricing will be economical or that we will be successful in completing and realizing the expected benefits of such transactions in the future.

We may sell a subsidiary or group of assets outside of our core markets or business if it is strategically or economically advantageous for us to do so. We undertook the following strategic transactions over the last three years.

During 2016, we entered into an agreement with Saudi Aramco, to form a new joint venture, SANAD, to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. SANAD, which is equally owned by Saudi Aramco and Nabors, began operations in the fourth quarter of 2017. The joint venture leverages our established business in Saudi Arabia, with a focus on Saudi Arabia's existing and future onshore oil and gas fields.

In September 2017 we paid approximately $50.7 million in cash, subject to customary closing adjustments, to acquire Robotic Drilling Systems AS (“RDS”), a provider of automated tubular and tool handling equipment for the onshore and offshore drilling markets based in Stavanger, Norway. This transaction will allow us to integrate RDS’s highly capable team and product offering with the technology portfolio of Canrig, and strengthens the development of Canrig’s drilling automation solutions.

In December 2017, we acquired all of the outstanding common shares of Tesco in an all-stock transaction. Tesco shareholders received 0.68 common shares of Nabors for each Tesco share owned, or approximately 32.1 million Nabors common shares. Tesco was a provider of products such as top drives and automated pipe handling equipment as well as tubular services to upstream companies. The combination of Tesco with Nabors’ current product offerings strengthens our ability to accelerate and scale deployment in drilling automation and analytics.

In October 2018, we purchased PetroMar Technologies, a small developer and operator of LWD downhole tools focusing on high-value formation data to facilitate completion optimization particularly in unconventional reservoirs. The tools complement our existing wellbore placement capabilities and are included in our Drilling Solutions operating segment. Under the terms of the transaction, we paid an initial purchase price of $25.0 million. We may also be required to make future payments that are contingent upon the future financial performance of this operation.

Environmental Compliance

We do not anticipate that compliance with currently applicable environmental rules and regulations and controls will significantly change our competitive position, capital spending or earnings during 2019. We believe we are in material compliance with applicable environmental rules and regulations and that the cost of such compliance is not material to our business or financial condition. For a more detailed description of the environmental rules and regulations applicable to our operations, see Part I, Item 1A.—Risk Factors—Changes to or noncompliance with governmental laws and regulations or exposure to environmental liabilities could adversely affect our results of operations.

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

Our operations depend on the level of spending by oil and gas companies for exploration, development and production activities. Both short-term and long-term trends in oil and natural gas prices affect these activity levels. Oil and natural gas prices, as well as the level of drilling, exploration and production activity, have been highly volatile over the past few years and are expected to continue to be volatile for the foreseeable future. For example, oil prices were as high as $107 per barrel during 2014 and reached a near ten-year low of $26 per barrel in February 2016. Oil prices began to stabilize during 2017 and steadily increased throughout much of 2018, hitting a four-year high of $76 per barrel in September. However, during the fourth quarter of 2018, oil prices declined dramatically to a low of $42 per barrel. Declines in oil prices are primarily caused by, among other things, an excess of supply of crude oil in relation to demand. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries (“OPEC”) and OPEC+, affect both the supply of and demand for oil and natural gas. In addition, weather conditions, governmental regulation (both in the United States and elsewhere), levels of consumer demand for oil and natural gas, general economic conditions, oil and gas production levels by non-OPEC countries, decisions by more expensive production sources to continue producing oil and gas despite excess supply, the availability and demand for drilling equipment and pipeline capacity, availability and pricing of alternative energy sources, and other factors beyond our control may also affect the supply of and demand for oil and natural gas.

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

Our customers and thereby our business and profitability could be adversely affected by low oil prices and/or turmoil in the global economy.

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

The oilfield services industry is very competitive with a significant amount of excess capacity, especially in low oil price environments. Contract drilling companies compete primarily on a regional basis, and competition may vary significantly from region to region at any particular time. Most rigs and drilling-related equipment can be moved from one region to another in response to changes in levels of activity and market conditions, which may result in an oversupply of such rigs and drilling-related equipment in certain areas, and accordingly, increased price competition. In addition, in recent years, the ability to deliver rigs with new technology and features has become an important factor in determining job awards. Our customers increasingly demand the services of newer, higher specification drilling rigs, which requires continued technological developments and increased capital expenditures. Our ability to continually provide technologically competitive drilling-related equipment and services can impact our ability to defend, maintain or increase prices, maintain market share, and negotiate acceptable contract terms with our customers. Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements for equipment. New technologies, services or standards could render some of our services, drilling rigs or equipment obsolete, which could adversely impact our ability to compete. Another key factor in job award determinations is our ability to maintain a strong safety record. If we are unable to remain competitive based on these and/or other competitive factors, we may be unable to increase or even maintain our market share, utilization rates and/or day rates for our services, which could adversely affect our business, financial condition, results of operations and cash flows.

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

The nature of our operations presents inherent risks of loss, including environmental and weather-related risks, that could adversely affect our results of operations.

Our operations are subject to many hazards inherent in the drilling and workover industries, including environmental pollution, blowouts, cratering, explosions, fires, loss of well control, loss of or damage to the wellbore or underground reservoir, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental and natural resources damage and damage to the property of others. Global climate change could lengthen these periods of reduced activity, but we cannot currently estimate to what degree. Our offshore operations involve the additional hazards of marine operations including pollution of coastal waters, damage to wildlife and natural habitats, capsizing, grounding, collision, damage from hurricanes and heavy weather or sea conditions and unsound ocean bottom conditions. Our operations are also subject to risks of war, civil disturbances or other political events.

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

In 2018, 2017 and 2016, we recognized impairment charges of $46.1 million, $6.9 million and $245.2 million, respectively, related to tangible assets and equipment. Prolonged periods of low utilization or low dayrates, the cold stacking of idle assets, the sale of assets below their then carrying value or the decline in market value of our assets may cause us to experience further losses. If future cash flow estimates, based upon information available to management at the time, including oil and gas prices and expected utilization levels, indicate that the carrying value of any of our rigs may not be recoverable or if we sell assets for less than their then carrying value, we may recognize additional impairment charges on our fleet.

The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.

In 2018, 2017 and 2016, we received approximately 41%, 45% and 46%, respectively, of our consolidated operating revenues from our three largest contract drilling customers (including their affiliates), with our largest customer and partner in our SANAD joint venture, Saudi Aramco, representing 24%, 29% and 33% of our consolidated operating revenues, respectively, for these periods. The loss of one or more of our larger customers would have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if a significant customer experiences liquidity constraints or other financial difficulties it may be unable to make required payments or seek to renegotiate contracts, which could adversely affect our liquidity and profitability. Financial difficulties experienced by customers could also adversely affect our utilization rates in the affected market and may cause our counterparties to seek modifications to our contracts with them.

The profitability of our operations could be adversely affected by war, civil disturbance, terrorist activity or other political or economic instability, fluctuation in currency exchange rates and local import and export controls.

We derive a significant portion of our business from global markets, including major operations in the Middle East, South America, the Far East, North Africa and Russia. These operations are subject to various risks, including war, civil disturbances, labor strikes, political or economic instability, terrorist activity and governmental actions that may limit or disrupt markets, restrict the movement of funds or result in limits or restrictions in our ability to operate or compete, the deprivation of contractual rights or the taking of property without fair compensation. In some countries, our operations may be subject to the additional risk of fluctuating currency values and exchange controls. We also are subject to various laws and regulations that govern the operation and taxation of our business and the import and export of our equipment from country to country, the imposition, application and interpretation of which can prove to be uncertain.

For example, we are exposed to risks related to political instability in Venezuela. On January 28, 2019, the United States Treasury Department’s Office of Foreign Assets Control designated Petroleos de Venezuela S.A. (“PdVSA”)  as a Specially Designated National under Executive Order 13850 (the “Order”). The Order prohibited, among other things, business dealings with PdVSA or any entity in which PdVSA owns, directly or indirectly, a 50 percent or greater interest. As of December 31, 2018, Nabors operated four rigs in Venezuela, under contracts with Chevron and two joint ventures that are majority-owned by PdVSA, Petroboscán and Petrocedeño. The political uncertainty and civil unrest in Venezuela could have a significant impact on our operations there, including the risk that one or more of our rigs could be nationalized by the government or that we will not be paid for our services. Nabors continues to evaluate the potential impact of these developments on its business and operations in Venezuela.

To the extent that any of these risks arising from our operations in global markets are realized, it could have a material adverse effect on our business, financial condition and results of operations.

Our financial and operating flexibility could be affected by our long-term debt and other financial commitments.

As of December 31, 2018, we had approximately $3.6 billion in outstanding debt, resulting in a gross debt to capital ratio of 0.57:1, a net debt to capital ratio of 0.53:1 and an asset to debt coverage ratio of approximately 3.82:1.

Availability under both the 2012 Revolving Credit Facility and the 2018 Revolving Credit Facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. In addition, availability under the 2018 Revolving Credit Facility is subject to a covenant to maintain an asset to debt coverage ratio of at least 2.50:1. The gross debt to capital ratio is calculated by dividing total debt by total capitalization (total debt plus shareholders’ equity). The net debt to capital ratio is calculated by dividing net debt (total debt minus the sum of cash and cash equivalents and short-term investments) by net capitalization (net debt plus shareholders’ equity).  The asset to debt coverage ratio is calculated by dividing (x) drilling-related fixed assets wholly owned by the 2018 Revolver Guarantors or wholly owned subsidiaries of the 2018 Revolver Guarantors by (y) total debt of the 2018 Revolver Guarantors (subject to certain exclusions).  The asset to debt coverage ratio applies only during any period which Nabors Delaware fails to maintain an investment grade rating from at least two ratings agencies. The gross debt to capital ratio, the net debt to capital ratio and the asset to debt coverage ratio are not measures of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.  The gross debt to capital ratio and the net debt to capital ratio are methods for calculating the amount of leverage a company has in relation to its capital.

As of December 31, 2018, we would have been able to borrow $1.267 billion in aggregate under our 2018 Revolving Credit Facility and an additional $496.25 million in aggregate under our 2012 Revolving Credit Facility, in each case subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

We also have various financial commitments, such as leases, contracts and purchase commitments. Our ability to service our debt and other financial obligations depends in large part upon the level of cash flows generated by our operating subsidiaries’ operations, our ability to monetize and/or divest non-core assets, availability under our unsecured revolving credit facilities and our ability to access the capital markets and/or other sources of financing. If we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or reduce funding in the future for working capital, capital expenditures and general corporate purposes, any of which could negatively impact our stock price or financial condition.

Our ability to access capital markets could be limited.

From time to time, we may need to access capital markets to obtain long-term and short-term financing. However, our ability to access capital markets could be limited or adversely affected by, among other things, oil and gas prices, our existing capital structure, our credit ratings, interest rates and the health of the drilling and overall oil and gas industry and the global economy. In addition, many of the factors that affect our ability to access capital markets, such as the liquidity of the overall capital markets and the state of the economy and oil and gas industry, are outside of our control. No assurance can be given that we will be able to access capital markets on terms acceptable to us when required to do so, which could adversely affect our business, liquidity and results of operations.

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

Changes in the method of determining London Interbank Offered Rate ("LIBOR"), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

Amounts drawn under the 2012 Revolving Credit Facility and the 2018 Revolving Credit Facility bear interest rates in relation to LIBOR. On July 27, 2017, the Financial Conduct Authority (“FCA”) in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Broad Treasury Financing Rate, calculated with a broad set of short-term repurchase agreements backed by treasury securities. If LIBOR ceases to exist and a generally accepted market replacement is not available, we may need to renegotiate the 2012 Revolving Credit Facility or the 2018 Revolving Credit Facility and may not able to do so with terms that are favorable to us. The overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market or the inability to renegotiate the 2012 Revolving Credit Facility or the 2018 Revolving Credit Facility with favorable terms could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The Tax Cuts and Jobs Act of 2017 (H.R. 1), adopted sweeping changes to the U.S. Internal Revenue Code which also could have a material adverse effect on our financial condition and results of operations. In addition to lowering the U.S. corporate income tax rate and numerous other changes, the new law imposes more stringent limitations on the deductibility of interest expense, the deductibility of net operating losses and imposes a type of minimum tax designed to reduce the benefits derived from intercompany transactions and payments that result in base erosion. Tax laws, treaties and regulations are highly complex and subject to interpretation. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. Although the Tax Reform Act has not had a material impact on our 2018 financial statements, if these tax laws, treaties or regulations change or any tax authority successfully challenges our assessment of the effects of such laws, treaties and regulations in any country, including our operational structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries, this could have a material adverse effect on us, resulting in a higher effective tax rate on our consolidated earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

The Company’s ability to use its net operating loss carryforwards, and possibly other tax attributes, to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including future transactions involving the sale or issuance of Company equity securities, or if taxable income does not reach sufficient levels.

As of December 31, 2018, the Company reported consolidated federal net operating loss (“NOL”) carryforwards of approximately $578.0 million and certain other favorable federal income tax attributes. The Company’s ability to use its NOL carryforwards and certain other attributes may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). An ownership change generally occurs if there is a more than 50 percentage point increase in the aggregate equity ownership of the Company by one or more “5 percent shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any testing period, which is generally the three-year period preceding any potential ownership change, measured against their lowest percentage ownership at any time during such period.

There is no assurance that the Company will not experience an ownership change under Section 382 as a result of future actions that may significantly limit or possibly eliminate its ability to use its NOL carryforwards and potentially certain other tax attributes. Potential future transactions involving the sale, issuance, redemption or other disposition of common or preferred shares, the exercise of conversion or exchange options under the terms of any convertible or exchangeable debt, the repurchase of any such debt with Company shares, in each case, by a person owning, or treated as owning, 5% or more of the Company’s shares, or a combination of such transactions, may cause or increase the possibility that the Company will experience an ownership change under Section 382. Under Section 382, an ownership change would subject the Company to an annual limitation that applies to the amount of pre-ownership change NOLs (and possibly certain other tax attributes) that may be used to offset post-ownership change taxable income. If a Section 382 limitation applies, the limitation could cause the Company’s U.S. federal income taxes to be greater, or to be paid earlier, than they otherwise would be, and could cause all or a portion of the Company’s NOL carryforwards to expire unused. Similar rules and limitations may apply for state income tax purposes. The Company’s ability to use its NOL carryforwards will also depend on the amount of taxable income it generates in future periods. The Company’s NOL carryforwards may expire before it can generate sufficient taxable income to use them in full.

Changes to or noncompliance with laws and regulations or exposure to environmental liabilities could adversely affect our results of operations.

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

The expansion of the scope of laws or regulations protecting the environment has accelerated in recent years, particularly outside the United States, and we expect this trend to continue. For example, the U.S. Environmental Protection Agency (‘‘EPA’’) has promulgated final rules requiring the reporting of greenhouse gas emissions applicable to certain offshore oil and natural gas production and onshore oil and natural gas production, processing, transmission, storage and distribution facilities. In June 2016, the EPA published final standards to reduce methane emissions for certain new, modified, or reconstructed facilities in the oil and gas industry but, in June 2017, the EPA published a proposed rule that would stay certain portions of the June 2016 standards for two years and reconsider the entirety of the June 2016 standards.  The requirements of the June 2016 standards currently remain in effect, pending the EPA taking final action on its proposed two-year stay, which will likely be promptly challenged. In October 2018, the EPA issued a proposed rule that would reconsider limits on methane emissions set by the June 2016 standards and reduce inspection and repair requirements.

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

Legislators and regulators in the United States and other jurisdictions where we operate also focus increasingly on restricting the emission of carbon dioxide, methane and other greenhouse gases that may contribute to warming of the Earth’s atmosphere, and other climate changes. The U.S. Congress has considered, but not adopted, legislation designed to reduce emission of greenhouse gases, and some states in which we operate have passed legislation or adopted initiatives, such as the Regional Greenhouse Gas Initiative in the Northeastern United States, which establishes greenhouse gas inventories and/or cap-and-trade programs. Some international initiatives have been or may be adopted, which could result in increased costs of operations in covered jurisdictions. In December 2015, the United Nations Framework Convention on Climate Change in Paris, France finalized an agreement, referred to as the “Paris Agreement’, requiring member countries to review and ‘‘represent a progression’’ in their intended nationally determined contributions, which set greenhouse gas emission reduction goals every five years beginning in 2020, including pledges to voluntarily limit or make future greenhouse gas emissions. The United States signed the Paris Agreement in 2016 but formally withdrew in August 2017. The withdrawal will take effect in November 2020. Several U.S. states formed the United States Climate Alliance to advance the objectives of the Paris Agreement at the state level despite the federal withdrawal.

In addition, the EPA has published findings that emissions of greenhouse gases present an endangerment to public health and the environment, which could lead to further regulation of greenhouse gas emissions under the Clean Air Act. The EPA has already issued rules requiring monitoring and reporting of greenhouse gas emissions from the oil and natural gas sector, including onshore and offshore production activities. Although in November 2016, the Bureau of Land Management (‘‘BLM’’) issued a rule requiring reductions in methane emissions from venting, flaring, and leaking activities on public lands, the BLM  rescinded the rule in September 2018. Several states have sued the BLM seeking to restore the November 2016 rule, and other states may regulate methane emissions by state law. Future or more stringent federal or state regulation could dramatically increase operating costs for oil and natural gas companies, curtail production and demand for oil and natural gas in areas of the world where our customers operate, and reduce the market for our services by making wells and/or oilfields uneconomical to operate, which may in turn adversely affect results of operations.

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

Provisions in our organizational documents may be insufficient to thwart a coercive hostile takeover attempt; conversely, these provisions and those in our outstanding debt and Saudi joint venture documents may deter a change of control transaction and decrease the likelihood of a shareholder receiving a change of control premium.

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

Certain actions taken by us could make it easier for another party to acquire control of the Company. For instance, in June 2012 we adopted an amendment to our bye-laws to declassify the Board, we did not renew our shareholder rights plan when it expired in July 2016, and in 2017 we amended our policy regarding nomination and proxy access for director candidates recommended by shareholders. Conversely, the provisions designed to prevent hostile takeovers, or protect holders of our debt instruments and our joint venture partner, may deter transactions in which shareholders would receive a change of control premium. For example, certain change of control transactions could accelerate the principal amounts outstanding, and require premiums payments, under our debt instruments, or trigger a call option to purchase our interest in SANAD, our joint venture with Saudi Aramco.

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

Our operations are increasingly dependent on information technologies and services. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow, and include, among other things, storms and natural disasters, terrorist attacks, utility outages, theft, viruses, phishing, malware, design defects, human error, and complications encountered as existing systems are maintained, repaired, replaced, or upgraded. Risks associated with these threats include, among other things:

•	theft or misappropriation of funds;

•	loss, corruption, or misappropriation of intellectual property, or other proprietary, confidential or personally identifiable information (including customer, supplier, or employee data);

•	disruption or impairment of our and our customers’ business operations and safety procedures;

•	damage to our reputation with our customers and the market;

•	exposure to litigation;

•	loss or damage to our worksite data delivery systems; and

•	increased costs to prevent, respond to or mitigate cybersecurity events.

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

We do not presently maintain insurance coverage to protect against cybersecurity risks. If we procure such coverage in the future, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cyberattacks. Any cyber incident could have a material adverse effect on our business, financial condition and results of operations.

Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

There have been ongoing discussions and commentary regarding potential significant changes to the United States trade policies, treaties, tariffs and taxes, including trade policies and tariffs regarding China. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted tariffs on imports into the U.S. from China. In September 2018, the USTR enacted another tariff on the import of other Chinese products with an additional combined import value of approximately $200 billion. The tariff became effective on September 24, 2018, with an initial rate of 10%, with the potential for significant increases if the U.S. and China do not reach a new trade deal in the near term. There is significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes might be considered or implemented and what response to any such changes may be by the governments of other countries. Significant tariffs or other restrictions placed on Chinese imports and any related counter-measures that are taken by China could have an adverse effect on our financial condition or results of operations. Even in the absence of further tariffs, the related uncertainty and the market's fear of an escalating trade war might create forecasting difficulties for us and cause our customers and business partners to place fewer orders for our products and services, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy around the world. Given the relatively fluid regulatory environment in China and the United States and relative uncertainty with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our financial results and results of operations.

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

We also completed the acquisition of Tesco in December 2017. We are still attempting to obtain certain regulatory approvals related to the Tesco acquisition, and may not be able to do so in certain jurisdictions.

The anticipated benefits of the Saudi joint venture, the Tesco acquisition, and other strategic transactions may not be fully realized, or may be realized more slowly than expected, and may result in operational and financial consequences, including, but not limited to, the loss of key customers, suppliers or employees, or the disposition of certain assets or operations, which may have an adverse effect on our business, financial condition and results of operations.

The loss of key executives or inability to attract and retain experienced technical personnel could reduce our competitiveness and harm prospects for future success.

The successful execution of our business strategies depends, in part, on the continued service of certain key executive officers and employees. We have employment agreements with some of our key personnel within the company, but no assurance can be given that any employee will remain with us, whether or not they have entered into an employment agreement with us. We do not carry key man insurance. In addition, our operations depend, in part, on our ability to attract and retain experienced technical professionals. Competition for such professionals is intense. The loss of key executive officers and/or our inability to retain or attract experienced technical personnel, could reduce our competitiveness and harm prospects for future success, which may adversely affect our business, financial condition and results of operations.

Significant issuances of common shares or exercises of stock options could adversely affect the market price of our common shares.

As of February 21, 2019, we had 800,000,000 authorized common shares, of which 411,592,178 shares were outstanding and entitled to vote, including 52,800,203 million held by our subsidiaries. In addition, 17,352,792 common shares were reserved for issuance pursuant to stock option and employee benefit plans, 31,997,773 common shares were reserved for issuance upon exchange of outstanding Exchangeable Notes , and 37,096,700 common shares were reserved for issuance upon conversion of outstanding mandatory convertible preferred shares. The sale, or availability for sale, of substantial amounts of our common shares in the public market, whether directly by us or resulting from the exercise of options (and, where applicable, sales pursuant to Rule 144 under the Securities Act) or the exchange of Exchangeable Notes or the conversion of mandatory convertible preferred shares for common shares, would be dilutive to existing shareholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

Our common share price has been and may continue to be volatile.

The trading price of our common shares has fluctuated in the past and is subject to significant fluctuations in response to the following factors, some of which are beyond our control:

•	variations in quarterly operating results;

•	deviations in our earnings from publicly disclosed forward-looking guidance;

•	variability in our revenues;

•	our announcements of significant contracts, acquisitions, strategic partnerships or joint ventures;

•	general conditions in the oil and gas industry;

•	uncertainty about current global economic conditions;

•	fluctuations in stock market price and volume; and

•	other general economic conditions.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our markets or our competitors. We do not have any control over these analysts and we cannot provide any assurance that analysts will cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price could materially decline. If any analyst who may cover us were to cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to materially decline.

During 2018, our stock price on the NYSE ranged from a high of $8.87 per common share to a low of $1.81 per common share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our common shares in the future.

As a holding company, we depend on our operating subsidiaries and investments to meet our financial obligations.

We are a holding company with no significant assets other than the stock of our subsidiaries. In order to meet our financial needs and obligations, we rely exclusively on repayments of interest and principal on intercompany loans that we have made to operating subsidiaries and income from dividends and other cash flow from such subsidiaries. There can be no assurance that such operating subsidiaries will generate sufficient net income to pay dividends or sufficient cash flow to make payments of interest and principal to Nabors in respect of intercompany loans. In addition, from time to time, such operating subsidiaries may enter into financing arrangements that contractually restrict or prohibit these types of upstream payments to Nabors. Nabors’ debt instruments do not contain covenants prohibiting any such contractual restrictions. There may also be adverse tax consequences associated with such operating subsidiaries paying dividends. Finally, the ability of our subsidiaries to make distributions to us, may be restricted by the laws of the applicable subsidiaries’ jurisdictions of organization and other laws and regulations. If subsidiaries are unable to distribute or otherwise make payments to us, we may not be able to pay interest or principal on obligations when due, and we cannot assure you that we will be able to obtain the necessary funds from other sources.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Nabors’ principal executive offices are located in Hamilton, Bermuda. We own or lease executive and administrative office space in Houston, Texas; Anchorage, Alaska; Calgary, Canada; Dubai in the United Arab Emirates; Bogota, Colombia; and Dhahran, Saudi Arabia. Our principal physical properties are rigs which are more fully described in Part I, Item 1.—Business.

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

We own certain mineral interests in connection with our investment in development and production of natural gas, oil and natural gas liquids in the United States.

ITEM 3.  LEGAL PROCEEDINGS

Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. For matters where an unfavorable outcome is reasonably possible and significant, we disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at the time of disclosure. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period. See Note 17 — Commitments and Contingencies in Part II, Item 8.—Financial Statements and Supplementary Data for a description of such proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common shares, par value $0.001 per share, are publicly traded on the New York Stock Exchange (the “NYSE”) under the symbol “NBR”.

On February 21, 2019, the closing price of our common shares as reported on the NYSE was $3.14.

Holders.

At February 21, 2019, there were approximately 1,908 shareholders of record of our common shares.

Dividends.

On February 22, 2019, our Board declared cash dividends of (i) $0.01 per outstanding Common Share, par value $0.001 per share, which will be paid on April 2, 2019, to holders of record at the close of business on March 12, 2018, and (ii) $0.75 per outstanding share of our 6.00% Mandatory Convertible Preferred Shares, Series A, par value $0.001 per share, which will be paid on May 1, 2019, to holders of record at the close of business on April 15, 2019.

The declaration and payment of future dividends will be at the discretion of the Board and will depend, among other things, on future earnings, general financial condition and liquidity, success in business activities, capital requirements and general business conditions in addition to legal requirements.

See Part I, Item 1A.—Risk Factors—As a holding company, we depend on our operating subsidiaries to meet our financial obligations.

Issuer Purchases of Equity Securities.

The following table provides information relating to our repurchase of common shares during the three months ended December 31, 2018:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
October 1 - October 31	5	$6.27	—	280,645
November 1 - November 30	5	$5.62	—	280,645
December 1 - December 31	27	$3.23	—	280,645

(1)

Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2013 Stock Plan and 2016 Stock Plan. Each of the 2016 Stock Plan, the 2013 Stock Plan, the 2003 Employee Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)

In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019.  Through December 31, 2018, we repurchased 14.0 million of our common shares for an aggregate purchase price of approximately $119.4 million under this program. As of December 31, 2018, we had approximately $280.6 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares are held by our subsidiaries and are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of December 31, 2018, our subsidiaries held 52.8 million of our common shares.

Performance Graph

The following graph illustrates comparisons of five-year cumulative total returns among Nabors, the S&P 500 Index, S&P MidCap 400 Index, S&P SmallCap 600 Index, Russell 3000 Index and Dow Jones Oil Equipment and Services Index. We were included in the S&P MidCap 400 Index until the close of business on December 7, 2018, at which time we were moved to the S&P SmallCap 600 Index. We also are included in the Russell 3000 Index. We present all of these indices. Total return assumes $100 invested on December 31, 2013 in shares of Nabors and in the aforementioned indices noted above assuming reinvestment of dividends at the end of each calendar year, presented in the table below.

200
150
100
50
0
Dollars
2013
2014
2015
2016
2017
2018
Nabors Industries Ltd.
S&P 500 Index
S&P SmallCap 600 Index
Russell 3000 Index
Dow Jones Oil Equipment and Services Index
S&P MidCap 400 Index

	2013	2014	2015	2016	2017	2018
Nabors Industries Ltd.	100	77	52	102	44	13
S&P 500 Index	100	114	115	129	157	150
S&P MidCap 400 Index	100	110	107	130	151	134
S&P SmallCap 600 Index	100	106	104	131	149	136
Russell 3000 Index	100	113	113	128	154	146
Dow Jones Oil Equipment and Services Index	100	83	64	82	68	39

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Operating Data (1)(2)	(In thousands, except per share amounts and ratio data)
Operating revenues	$3,057,619	$2,564,285	$2,227,839	$3,864,437	$6,152,015
Income (loss) from continuing operations, net of tax	(598,063)	(497,114)	(1,011,244)	(329,497)	158,341
Income (loss) from discontinued operations, net of tax	(14,663)	(43,519)	(18,363)	(42,797)	(11,179)
Net income (loss)	(612,726)	(540,633)	(1,029,607)	(372,294)	147,162
Less: Net (income) loss attributable to noncontrolling interest	(28,222)	(6,178)	(135)	(381)	(7,180)
Net income (loss) attributable to Nabors	(640,948)	(546,811)	(1,029,742)	(372,675)	139,982
Less: Preferred stock dividend	(12,305)	—	—	—	—
Net income (loss) attributable to Nabors common shareholders	(653,253)	(546,811)	(1,029,742)	(372,675)	139,982

Earnings (losses) per share:
Basic from continuing operations	$(1.95)	$(1.75)	$(3.58)	$(1.14)	$0.51
Basic from discontinued operations	(0.04)	(0.15)	(0.06)	(0.15)	(0.04)
Total Basic	$(1.99)	$(1.90)	$(3.64)	$(1.29)	$0.47

Diluted from continuing operations	$(1.95)	$(1.75)	$(3.58)	$(1.14)	$0.51
Diluted from discontinued operations	(0.04)	(0.15)	(0.06)	(0.15)	(0.04)
Total Diluted	$(1.99)	$(1.90)	$(3.64)	$(1.29)	$0.47

Weighted-average number of common shares outstanding:
Basic	334,397	280,653	276,475	282,982	294,182
Diluted	334,397	280,653	276,475	282,982	296,592

Capital expenditures and acquisitions of businesses (3)	$478,435	$769,848	$414,379	$925,544	$1,899,042
Interest coverage ratio (4)	3.3:1	2.4:1	3.4:1	6.2:1	9.8:1

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data (1)(2)	(In thousands, except ratio data)
Cash, cash equivalents and short-term investments	$481,802	$365,366	$295,202	$536,169	$507,133
Working capital	761,486	527,860	333,905	1,174,399	1,442,406
Property, plant and equipment, net	5,467,870	6,109,565	6,267,583	8,599,125	8,597,813
Total assets	7,853,944	8,401,984	8,187,015	11,862,923	12,137,749
Long-term debt	3,585,884	4,027,766	3,578,335	4,331,840	3,882,055
Shareholders’ equity	2,700,850	2,911,816	3,247,025	4,908,619	5,969,086
Debt to capital ratio:
Gross (5)	0.57:1	0.58:1	0.52:1	0.47:1	0.39:1
Net (6)	0.53:1	0.56:1	0.50:1	0.43:1	0.36:1

(1)

All periods present the operating activities of most of our wholly owned oil and gas businesses and our previously held equity interests in oil and gas joint ventures in Canada and Colombia as discontinued operations.

(2)

Our acquisitions’ results of operations and financial position have been included beginning on the respective dates of acquisition and include PetroMar (October 2018), SANAD (December 2017), Tesco (December 2017), RDS (September 2017), Nabors Arabia (May 2015) and 2TD (October 2014). Following consummation of the merger of our Completion & Production Services business with C&J Energy (March 2015), we ceased consolidating that business’s results with our results of operations and began reporting our share of the earnings (losses) of CJES through earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss). As a result of the CJES Chapter 11 filing, we ceased accounting for our investment in CJES under the equity method of accounting beginning on July 20, 2016.

(3)	Represents capital expenditures and the total purchase price of acquisitions.

(4)

The interest coverage ratio is a trailing 12-month quotient of the sum of operating revenues, direct costs, general and administrative expenses and research and engineering expenses divided by interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by generally accepted accounting principles in the United States of America (“U.S. GAAP”) and may not be comparable to similarly titled measures presented by other companies.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is based on, and should be read in conjunction with, our consolidated financial statements and the related notes thereto included under Part II, Item 8.—Financial Statements and Supplementary Data. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Part I, Item 1A.—Risk Factors and elsewhere in this annual report. See “Forward-Looking Statements.”

Management Overview

We own and operate one of the world’s largest land-based drilling rig fleets and are a provider of offshore rigs in the United States and numerous international markets. Our business is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies, consisting of equipment manufacturing, rig instrumentation and optimization software. We also specialize in tubular services, wellbore placement solutions and are a leading provider of directional drilling and MWD systems and services.

Outlook

The demand for our services is a function of the level of spending by oil and gas companies for exploration, development and production activities. The primary driver of customer spending is their cash flow and earnings which are largely driven by oil and natural gas prices and customers’ production volumes. The oil and natural gas markets have traditionally been volatile and tend to be highly sensitive to supply and demand cycles.

Throughout most of 2018, oil prices steadily increased and reached a four-year high in September. The increase in the price of oil spurred rig count growth in the U.S. and Canada, as evidenced by the 12% and 10% increases, respectively, in our average rigs working during 2018 compared to 2017.  Internationally, rig counts were relatively in line with the previous year. Oil prices took a sharp decline in the fourth quarter of 2018, but have since moderately recovered to approximately $50 on average during early 2019. Although we expect demand for our high-specification rigs in the U.S. Lower 48 to remain strong, it is uncertain to what extent the late-2018 oil price volatility will lead our U.S. customers to delay or scale back investment. See Part I, Item 1A.—Risk Factors—Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability.

Recent Developments

In January 2018, Nabors Delaware completed an offering of $800 million aggregate principal amount of 5.75% senior unsecured notes due February 1, 2025, which are fully and unconditionally guaranteed by Nabors. A portion of the proceeds from this offering were used to repay all of Nabors Delaware’s outstanding 6.15% senior notes due February 2018. The remaining proceeds not used for such purposes were allocated for general corporate purposes, including to repay amounts outstanding under the commercial paper program and to repurchase or repay other indebtedness.

In May 2018, we issued 35,000,000 of our common shares at a price to the public of $7.75 per share and 5,750,000 (including the underwriters option for 750,000) of our 6% Series A Mandatory Convertible Preferred Shares (the “mandatory convertible preferred shares”), par value $.001 per share, with a liquidation preference of $50 per share. In connection with the common shares offering, in June 2018 the underwriters exercised in full their option to purchase 5,250,000 additional common shares. Nabors received aggregate net proceeds of approximately $580.6 million from these offerings after deducting underwriting discounts, commissions, and offering expenses. The net proceeds from these offerings were used to repay amounts outstanding under the 2012 Revolving Credit Facility, which we may re-borrow from time to time for the repayment of other indebtedness, and for general corporate purposes.

The dividends on the mandatory convertible preferred shares are payable on a cumulative basis at a rate of 6% annually on the initial liquidation preference of $50 per share. Dividends accumulate and are paid quarterly to the extent that we have available funds and our Board of Directors declares a dividend payable. We may elect to pay any accumulated and unpaid dividends in cash or common shares or any combination thereof. At issuance, each mandatory convertible preferred share was automatically convertible into between 5.3763 and 6.4516 of our common shares based on the average share price over a period of twenty consecutive trading days ending prior to May 1, 2021, subject to anti-dilution adjustments. As a result of the dividends paid on our common shares since the offering, the conversion rate for each mandatory convertible preferred share has been adjusted to between 5.5775 and 6.6931 of our common shares. At any time prior to May 1, 2021, a holder of mandatory convertible preferred shares may convert such mandatory convertible preferred shares into our common shares at the minimum conversion rate, subject to adjustment.

In October 2018, Nabors Delaware, Nabors Drilling Canada Limited, Nabors and certain of Nabors’ wholly owned subsidiaries entered into a new five-year unsecured revolving facility with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent (the “2018 Revolving Credit Facility”). The 2018 Revolving Credit Facility has a borrowing capacity of $1.267 billion and is fully and unconditionally guaranteed by Nabors and certain of its wholly owned subsidiaries. The 2018 Revolving Credit Facility matures at the earlier of (a) October 11, 2023 and (b) July 19, 2022, if any of Nabors Delaware’s existing 5.5% senior notes due January 2023 remain outstanding as of such date. The 2018 Revolving Credit Facility can be used for general corporate purposes, including capital expenditures and working capital. As of the date of this report, we had no borrowings under the 2018 Revolving Credit Facility.

In connection with the 2018 Revolving Credit Facility, Nabors Delaware entered into Amendment No. 3 to its existing credit agreement dated November 29, 2012 (as amended, including such amendment, the “2012 Revolving Credit Facility”), among itself, Nabors, Nabors Canada, HSBC Bank Canada, the other lenders party thereto, Citibank, N.A., and Wilmington Trust, National Association, as successor administrative agent (the “Amendment”). The Amendment, among other things, reduces the overall commitments available to $666.25 million and provides for certain lenders to exit the facility. At December 31, 2018, we had $170.0 million outstanding under our 2012 Revolving Credit Facility.

In October 2018, we purchased PetroMar Technologies, a small developer and operator of LWD downhole tools focusing on high-value formation data to facilitate completion optimization particularly in unconventional reservoirs. The tools complement our existing wellbore placement capabilities and will be included in our Drilling Solutions operating segment. Under the terms of the transaction, we paid an initial purchase price of $25.0 million. We may also be required to make future payments that are contingent upon the future financial performance of this operation.

Financial Results

Comparison of the years ended December 31, 2018 and 2017

Operating revenues in 2018 totaled $3.1 billion, representing an increase of $493.3 million, or 19%, from 2017. We experienced an increase in operating revenue across all of our operating segments, aside from International Drilling. Activity and pricing both increased in most of the segments, as a result of the improved market conditions with the most impactful increase in our U.S. Drilling and Drilling Solutions operating segments, followed by Canada Drilling and Rig Technologies. Additionally, we benefited from incremental operating revenues of approximately $187.4 million as a result of our acquisition of Tesco, which was consummated in December 2017.

Net loss from continuing operations attributable to Nabors common shareholders totaled $638.6 million for 2018 ($1.95 per diluted share) compared to a net loss from continuing operations attributable to Nabors common shareholders of $503.3 million ($1.75 per diluted share) in 2017, or a $135.3 million increase in the net loss. Although our segments’ adjusted operating income improved by approximately $200.6 million compared to the prior period, our net loss was adversely impacted by an increase in impairments and other charges of $99.9 million. This increase is primarily attributable to the decline in oil prices at year end, and is comprised of rig-related impairments and retirements of approximately $60.2 million. Also contributing to the increase was a loss of $64.7 million on the sale of three offshore drilling rigs and eight workover rigs within our International Drilling reportable segment.

General and administrative expenses in 2018 totaled $265.8 million, representing an increase of $14.6 million, or 6% from 2017. This is reflective of a slight increase in salaries and other compensation as well as increases in headcount as a result of increased activity, including entry into new markets and product lines from the Company’s acquisition of Tesco in the fourth quarter of 2017.

Research and engineering expenses in 2018 totaled $56.1 million, representing an increase of $5.1 million, or 10%, from 2017. The increase is a result of increased efforts towards a number of strategic research and engineering projects as the market rebalanced and activity increased, including a full year of costs from the acquisition of RDS in September 2017, the Tesco acquisition in December 2017 and a partial year of costs from the PetroMar acquisition in October 2018.

Depreciation and amortization expense in 2018 was $866.9 million, representing an increase of $23.9 million, or 3%, from 2017. The slight increase was primarily due to the increased number of rigs that were working during the period, which results in a higher active depreciation rate coupled with incremental depreciation expense associated with the acquisition of Tesco in December 2017.

Segment Results of Operations

Our business consists of five reportable segments: U.S. Drilling, Canada Drilling, International Drilling, Drilling Solutions and Rig Technologies.

Management evaluates the performance of our reportable segments using adjusted operating income (loss), which is our segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), impairments and other charges and other, net. A reconciliation of adjusted operating income to net income (loss) from continuing operations before income taxes can be found in Note 21—Segment Information in Part II, Item 8. —Financial Statements and Supplementary Data.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Year Ended December 31,		Increase/(Decrease)
	2018	2017	2018 to 2017
	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$1,083,227	$805,223	$278,004	35%
Adjusted operating income (loss)	$(21,298)	$(213,877)	$192,579	90%
Average rigs working (1)	113.2	100.8	12.4	12%

Canada Drilling
Operating revenues	$105,000	$82,929	$22,071	27%
Adjusted operating income (loss)	$(6,166)	$(22,262)	$16,096	72%
Average rigs working (1)	16.9	15.4	1.5	10%

International Drilling
Operating revenues	$1,469,038	$1,474,060	$(5,022)	(0)%
Adjusted operating income (loss)	$74,221	$108,428	$(34,207)	(32)%
Average rigs working (1)	92.9	91.1	1.8	2%

Drilling Solutions
Operating revenues	$250,242	$140,701	$109,541	78%
Adjusted operating income (loss)	$37,626	$16,738	$20,888	125%

Rig Technologies
Operating revenues	$270,988	$234,542	$36,446	16%
Adjusted operating income (loss)	$(25,762)	$(30,964)	$5,202	17%

(1)	Represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 average rigs working.

U.S. Drilling

Operating results increased in 2018 compared to 2017 primarily due to an increase in dayrates as market prices have continued to improve, resulting in approximately $123.8 million of the increase in adjusted operating income. Additionally, we experienced an increase in activity as reflected by a 12% increase in the average number of rigs working, which represented approximately $65.6 million of the increase in adjusted operating income. The majority of the increase in activity and dayrates was attributable to the Lower 48 land market, but activity also increased in our U.S. Gulf of Mexico market, including our MODS-400 rig commencing operations during the year.

Canada Drilling

Operating results increased in 2018 compared to 2017 primarily due to a 10% increase in the average number of rigs working. Additionally, this segment benefited from the mix of higher margin active rigs during the period supplemented by an increase in dayrates as market prices have improved.

International Drilling

Operating results decreased slightly in 2018 compared to 2017. Operating results for the period were unfavorably impacted by the expiration of higher margin contracts and dayrate reductions in certain regions, which were partially offset by new rig awards in lower margin regions. Further contributing to the decline in operating results was decreased activity resulting from the sale of three working jackup rigs.

Drilling Solutions

Operating results increased in 2018 compared to 2017 primarily due to the significant increase in drilling activity in the U.S. and in the demand for our products and services, including tubular services and performance tools. This segment benefited from incremental operating revenues of approximately $113.8 million primarily related to the addition of our tubular services product lines acquired from Tesco in December 2017.

Rig Technologies

Operating results increased in 2018 compared to 2017 primarily due to approximately $73.5 million in incremental revenue as a result of the acquisition of Tesco during the fourth quarter of 2017. However, operating income (loss) was adversely impacted by the relatively unfavorable mix between higher margin capital equipment sales and other lower margin activity. The Rig Technologies segment continues to carry a high level of research and engineering investment related to our 2TD and RDS product offerings, which amounted to approximately $14.5 million in 2018.

Other Financial Information

Interest expense

Interest expense for 2018 was $227.1 million, representing an increase of $4.2 million, or 2%, compared to 2017. The increase was primarily due to the additional interest expense related to our issuance of $800 million in aggregate principal amount of 5.75% senior notes due 2025 in January 2018. This increase was partially offset by the repayment of the 6.15% senior notes due February 2018 and 9.25% senior notes due January 2019.

Impairments and other charges

Impairments and other charges for 2018 was $144.4 million, which primarily included impairments of long-lived assets of $60.2 million comprised of underutilized rigs in our U.S. and International Drilling segments and obsolete inventory within our Rig Technologies segment as well as a loss of $64.7 million on the sale of three offshore drilling rigs and eight workover rigs within our International Drilling reportable segment. Additionally, we recognized $14.3 million in transaction related costs and a $5.3 million net loss recognized on the early extinguishment of debt resulting from debt repurchases.

Other, net

Other, net for 2018 was $29.5 million of expense, which included net losses on sales and disposals of assets of approximately $11.8 million, an increase in litigation reserves of $9.9 million and foreign currency exchange losses of $4.2 million.

Other, net for 2017 was $14.9 million of expense, which included net losses on sales and disposals of assets of approximately $19.0 million and foreign currency exchange losses of $1.6 million.

Income tax expense (benefit)

Income tax expense for 2018 was $79.3 million, representing an increase of $162.2 million compared to 2017. The increase was primarily attributable to the change in our geographic mix of pre-tax earnings (losses), primarily due to pre-tax earnings in certain high tax jurisdictions causing a net income tax despite a consolidated pre-tax loss. In addition, management has continued to assess the Company’s ability to more likely than not realize deferred tax assets associated with its Canada Drilling operations and concluded during the fourth quarter of 2018 that the pace of market recovery did not support realization at this time. Accordingly, a non-cash tax expense of $52 million was recorded to reflect the valuation allowance.

Discontinued operations

Our discontinued operations during 2018 and 2017 consisted of our historical wholly owned oil and gas businesses. Income (loss) from discontinued operations during 2018 was a loss of $14.7 million compared to a loss of $43.5 million during 2017. During 2018 and 2017, we recognized impairment charges of $17.0 million and $35.3 million, respectively, due to the deterioration of economic conditions in the dry gas market in western Canada. Additionally, our net loss for 2017 included a $16.5 million charge related to the settlement of litigation associated with our previously owned Ramshorn International properties. During November 2018, we sold our remaining wholly owned oil and gas business in Canada for approximately $8.0 million.

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

Comparison of the years ended December 31, 2017 and 2016

Operating revenues in 2017 totaled $2.6 billion, representing an increase of $336.4 million, or 15%, from 2016. We had a significant increase in the number of rigs working in the U.S. compared to the same period in the prior year, which led to higher revenues in our U.S. Drilling, Drilling Solutions and Rig Technologies reportable segments. Internationally, we experienced a decline in the number of rigs working of approximately 9%, which partially offset the increases realized in the U.S. Drilling segment.

Net loss from continuing operations attributable to Nabors common shareholders totaled $503.3 million for 2017 ($1.75 per diluted share) compared to a net loss from continuing operations attributable to Nabors common shareholders of $1.0 billion ($3.58 per diluted share) in 2016, or a $508.1 million decrease in net loss. In combination with the increase in revenue noted above, our net loss from continuing operations attributable to Nabors was positively impacted by the absence of an equity method investment in CJES, which accounted for $442.0 million of our net loss for the year ended December 31, 2016 related to our share of the net loss of CJES as well as impairment charges associated with the investment. Our results for 2017 include a benefit for a release of reserves due to favorable tax audit outcomes during the year of $167.0 million. This was offset by $138.6 million in income tax expense recorded in connection with the Tax Reform Act.

General and administrative expenses in 2017 totaled $251.2 million, representing an increase of $23.5 million, or 10% from 2016. This is primarily reflective of an increase in headcount and compensation in response to the increase in drilling activity.

Research and engineering expenses in 2017 totaled $51.1 million, representing an increase of $17.5 million, or 52%, over 2016. The increase was a result of increased efforts towards a number of strategic research and engineering projects, including the acquisition of RDS during 2017.

Depreciation and amortization expense in 2017 was $842.9 million, representing a decrease of $28.7 million, or 3%, over 2016. The decrease was primarily due to the impact from retirements and impairments of various rigs and rig equipment in late 2016 partially offset by incremental depreciation associated with capital expenditures as we upgrade our existing rig fleet.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Year Ended December 31,		Increase/(Decrease)
	2017	2016	2017 to 2016

U.S. Drilling
Operating revenues	$805,223	$554,072	$251,151	45%
Adjusted operating income (loss)	$(213,877)	$(197,710)	$(16,167)	(8)%
Average rigs working (1)	100.8	62.0	38.8	63%

Canada Drilling
Operating revenues	$82,929	$51,472	$31,457	61%
Adjusted operating income (loss)	$(22,262)	$(36,818)	$14,556	40%
Average rigs working (1)	15.4	9.7	5.7	59%

International Drilling
Operating revenues	$1,474,060	$1,508,890	$(34,830)	(2)%
Adjusted operating income (loss)	$108,428	$164,677	$(56,249)	(34)%
Average rigs working (1)	91.1	100.2	(9.1)	(9)%

Drilling Solutions
Operating revenues	$140,701	$63,759	$76,942	121%
Adjusted operating income (loss)	$16,738	$(16,503)	$33,241	201%

Rig Technologies
Operating revenues	$234,542	$151,951	$82,591	54%
Adjusted operating income (loss)	$(30,964)	$(31,981)	$1,017	3%

(1)

Represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 average rigs working. International average rigs working includes our equivalent percentage ownership of rigs owned by unconsolidated affiliates.

U.S. Drilling

Operating revenues increased in 2017 compared to 2016. We experienced a 63% increase in the average number of rigs working during 2017 compared to 2016, which was the primary contributor to the $251.2 million, or 45%, increase in operating revenues.  However, dayrates were lower on average, mitigating the impact of increased activity on our average daily margins and adjusted operating income.  Additionally, positive results were partially offset by a decrease in operating revenue and adjusted operating income in our offshore operations. Our results for 2016 included a favorable resolution of negotiations for one of our rigs in the Gulf of Mexico, which resulted in partial recovery of standby revenues for past quarters of approximately $20.9 million. The absence of this incremental revenue in combination with a decline in the number of rigs working in the Gulf of Mexico contributed to the overall decline in operating results.

Canada Drilling

Operating results increased in 2017 compared to 2016 due to an increase in drilling rig activity, as evidenced by the increase in average number of rigs working during 2017 compared to 2016.

International Drilling

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

Drilling Solutions

Operating results increased in 2017 compared to 2016 primarily due to a substantial increase in the performance tools revenue days. Although prices on average were lower in the U.S., we experienced increased pricing throughout

2017, most notably during the fourth quarter as contracts were renegotiated. Additionally, we experienced growth across all product lines as a result of the significant increase in drilling activity in the U.S. during 2017 compared to 2016.

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

Interest expense

Interest expense for 2017 was $222.9 million, representing an increase of $37.5 million, or 20%, compared to 2016. The increase was primarily due to the additional interest expense related to the issuance of $600 million in aggregate principal amount of 5.5% senior notes due 2023 during December 2016 as well as the issuance of $575 million in aggregate principal amount of 0.75% senior exchangeable notes due 2024 during January 2017. This increase was partially offset by a reduction in interest expense due to the repayment of the term loan facility with proceeds of these offerings and with the repurchase or redemption of approximately $367.9 million in aggregate principal amount of 6.15% senior notes due 2018.

Impairments and other charges

Impairments and other charges for 2017 were $44.5 million, including $21.6 million in transaction related costs, $16.0 million loss recognized on the early extinguishment of debt resulting from debt repurchases and impairments of long-lived assets of $6.9 million comprised of underutilized rigs in our International Drilling segment.

Other, net

Other, net for 2017 was $14.9 million of expense, which included net losses on sales and disposals of assets of approximately $19.0 million and foreign currency exchange losses of $1.6 million.

Other, net for 2016 was $44.2 million of income, which was primarily comprised of net losses on sales and disposals of assets of approximately $14.8 million, legal and professional fees primarily of $12.9 million incurred in connection with preserving our interests in CJES, foreign currency exchange losses of $5.7 million and increases to litigation reserves of $3.9 million.

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

Discontinued operations

Our discontinued operations during 2017 and 2016 consisted of our historical wholly owned oil and gas businesses. Income (loss) from discontinued operations during 2017 was a loss of $43.5 million compared to a loss of $18.4 million during 2016. During 2017 and 2016, we recognized impairment charges of $35.3 million and $15.4 million, respectively, due to the deterioration of economic conditions in the dry gas market in western Canada. Additionally, our net loss for 2017 included a $16.5 million charge related to the settlement of litigation associated with our previously owned Ramshorn International properties.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facilities and cash generated from operations. As of December 31, 2018, we had cash and short-term investments of $481.8 million and working capital of $761.5 million. As of December 31, 2017, we had cash and short-term investments of $365.4 million and working capital of $527.9 million. At December 31, 2018, we had $170.0 million of borrowings outstanding under our revolving credit facilities.

In January 2018, Nabors Delaware completed an offering of $800 million aggregate principal amount of 5.75% senior unsecured notes due February 1, 2025, which are fully and unconditionally guaranteed by Nabors. A portion of the proceeds from this offering were used to repay all of Nabors Delaware’s outstanding 6.15% senior notes due February 2018. The remaining proceeds not used for such purposes were allocated for general corporate purposes, including to repay amounts outstanding under the commercial paper program and to repurchase or repay other indebtedness.

In May 2018, we issued 35,000,000 of our common shares at a price to the public of $7.75 per share and 5,750,000 (including the underwriters option for 750,000) of our 6% Series A Mandatory Convertible Preferred Shares (the “mandatory convertible preferred shares”), par value $.001 per share, with a liquidation preference of $50 per share. In connection with the common shares offering, in June 2018 the underwriters exercised in full their option to purchase 5,250,000 additional common shares. Nabors received aggregate net proceeds of approximately $580.6 million from these offerings after deducting underwriting discounts, commissions, and offering expenses. The net proceeds from these offerings were used to repay amounts outstanding under the 2012 Revolving Credit Facility, which we may re-borrow from time to time for the repayment of other indebtedness, and for general corporate purposes.

The dividends on the mandatory convertible preferred shares are payable on a cumulative basis at a rate of 6% annually on the initial liquidation preference of $50 per share. Dividends accumulate and are paid quarterly to the extent that we have available funds and our Board of Directors declares a dividend payable. We may elect to pay any accumulated and unpaid dividends in cash or common shares or any combination thereof. At issuance, each mandatory convertible preferred share was automatically convertible into between 5.3763 and 6.4516 of our common shares based on the average share price over a period of twenty consecutive trading days ending prior to May 1, 2021, subject to anti-dilution adjustments. As a result of the dividends paid on our common shares since the offering, the conversion rate for each mandatory convertible preferred share has been adjusted to between 5.5775 and 6.6931 of our common shares. At any time prior to May 1, 2021, a holder of mandatory convertible preferred shares may convert such mandatory convertible preferred shares into our common shares at the minimum conversion rate, subject to adjustment.

In October 2018, Nabors Delaware, Nabors Drilling Canada Limited, Nabors and certain of Nabors’ wholly owned subsidiaries entered into a new five-year unsecured revolving facility with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent (the “2018 Revolving Credit Facility”). The 2018 Revolving Credit Facility has a borrowing capacity of $1.267 billion and is fully and unconditionally guaranteed by Nabors and certain of its wholly owned subsidiaries. The 2018 Revolving Credit Facility matures at the earlier of (a) October 11, 2023 and (b) July 19, 2022, if any of Nabors Delaware’s existing 5.5% senior notes due January 2023 remain outstanding as of such date. The 2018 Revolving Credit Facility can be used for general corporate purposes, including capital expenditures and working capital. As of the date of this report, we had no borrowings under the 2018 Revolving Credit Facility. In order to make any future borrowings under the 2018 Revolving Credit Facility, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

In connection with the 2018 Revolving Credit Facility, Nabors Delaware entered into Amendment No. 3 to its existing credit agreement dated November 29, 2012 (as amended, including such amendment, the “2012 Revolving Credit Facility”), among itself, Nabors, Nabors Canada, HSBC Bank Canada, the other lenders party thereto, Citibank, N.A., and Wilmington Trust, National Association, as successor administrative agent (the “Amendment”). The Amendment, among other things, reduces the overall commitments available to $666.25 million and provides for certain lenders to exit the facility.

We had 15 letter-of-credit facilities with various banks outstanding as of December 31, 2018. Availability under these facilities as of December 31, 2016 was as follows:

December 31,
2018
(In thousands)
Credit available	$759,321
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	105,036
Remaining availability	$654,285

Our ability to access capital markets or to otherwise obtain sufficient financing may be affected by our senior unsecured debt ratings as provided by the major credit rating agencies in the United States and our historical ability to access these markets as needed. While there can be no assurances that we will be able to access these markets in the future, or access them on favorable terms, we believe that we will be able to access capital markets or otherwise obtain financing in order to satisfy any payment obligation that might arise upon maturity, exchange or purchase of our notes and our debt facilities, loss of availability of our revolving credit facilities, and that any cash payment due, in addition to our other cash obligations, would not ultimately have a material adverse impact on our liquidity or financial position. The major U.S. credit rating agencies have downgraded our senior unsecured debt rating to non-investment grade. These and further ratings downgrades could adversely impact our ability to access debt markets in the future, increase the cost of future debt, and potentially require us to post letters of credit for certain obligations. See Part I, Item 1A.—Risk Factors—A downgrade in our credit rating could negatively impact our cost of and ability to access capital markets or other financing sources.

Our gross debt to capital ratio was 0.57:1 as of December 31, 2018 and 0.58:1 as of December 31, 2017. Our net debt to capital ratio was 0.53:1 as December 31, 2018 and 0.56:1 as of December 31, 2017. The gross debt to capital ratio is calculated by dividing total debt by total capitalization (total debt plus shareholders’ equity). The net debt to capital ratio is calculated by dividing net debt by net capitalization. Net debt is defined as total debt minus the sum of cash and cash equivalents and short-term investments. Net capitalization is defined as net debt plus shareholders’ equity. Availability under both the 2012 Revolving Credit Facility and the 2018 Revolving Credit Facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. In addition, availability under the new 2018 Revolving Credit Facility is subject to a covenant that during any period in which Nabors Delaware fails to maintain an investment grade rating from at least two ratings agencies, the guarantors under the facility and their subsidiaries will be required to maintain an asset to debt coverage ratio of at least 2.50:1. As of December 31, 2018, our asset to debt coverage ratio was 3.82:1. The asset to debt coverage ratio is calculated by dividing (x) drilling-related fixed assets wholly owned by certain of Nabors’ subsidiaries that are guaranteeing the 2018 Revolving Credit Facility (the “2018 Revolver Guarantors”) or wholly owned subsidiaries of the 2018 Revolver Guarantors by (y) total debt of the 2018 Revolver Guarantors (subject to certain exclusions).

As of the date of this report, we were in compliance with all covenants under the 2018 Revolving Credit Facility and 2012 Revolving Credit Facility. If we fail to perform our obligations under the covenants, the revolving credit commitments under the 2012 Revolving Credit Facility and the 2018 Revolving Credit Facility could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. If necessary, we have the ability to manage these ratios by taking certain actions including reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. The gross debt to capital ratio, the net debt to capital ratio and the asset to debt coverage ratio are not measures of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 3.3:1 as of December 31, 2018 and 2.4:1 as of December 31, 2017. The interest coverage ratio is a trailing 12-month quotient of the sum of operating revenues, direct costs, general administrative expenses and research and engineering expenses divided by interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

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

Future Cash Requirements

Our current cash and investments, projected cash flows from operations and our revolving credit facility are expected to adequately finance our purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for the next 12 months.

We expect capital expenditures over the next 12 months to be approximately $0.4 billion. Purchase commitments outstanding at December 31, 2018 totaled approximately $243.3 million, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

We have historically completed a number of acquisitions and will continue to evaluate opportunities to acquire assets or businesses to enhance our operations. Several of our previous acquisitions were funded using existing cash or debt or by issuing our common shares, such as our acquisition of Tesco in December 2017. Future acquisitions may be funded using existing cash or by issuing debt or additional shares of the Company. Such capital expenditures and acquisitions will depend on our view of market conditions and other factors.

On August 25, 2015, our Board authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400 million of our common shares by various means, including in the open market or in privately negotiated transactions. Authorization for the program, which was renewed in February 2019, does not have an expiration date and does not obligate us to repurchase any of our common shares. Since establishing the program, we have repurchased 14.0 million of our common shares for an aggregate purchase price of approximately $119.4 million under this program. As of December 31, 2018, the remaining amount authorized under the program that may be used to purchase shares was $280.6 million. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of December 31, 2018, our subsidiaries held 52.8 million of our common shares.

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

The following table summarizes our contractual cash obligations as of December 31, 2018:

	Payments due by Period
	Total	< 1 Year	1-3 Years		3-5 Years		More than 5 years
	(In thousands)
Contractual cash obligations:
Long-term debt: (1)
Principal	$3,750,291	$—	$1,454,270	(2)	$929,519	(3)	$1,366,502	(4)
Interest	718,684	167,357	297,872		183,032		70,423
Operating leases (5)	32,955	10,701	10,878		3,894		7,482
Purchase commitments (6)	243,340	239,976	3,364		—		—
Transportation and processing contracts (5)(7)	2,445	2,445	—		—		—

The table above excludes liabilities for uncertain tax positions totaling $24.0 million as of December 31, 2018 because we are unable to make reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities. Further details on the uncertain tax positions can be found in Note 12—Income Taxes in Part II, Item 8.—Financial Statements and Supplementary Data.

(1)	See Note 11—Debt in Part II, Item 8.—Financial Statements and Supplementary Data

(2)

Represents the aggregate principal amount of Nabors Delaware’s 5.0% senior notes due September 2020, amounts outstanding under our 2012 Revolving Credit Facility due July 2020 and Nabors Delaware’s 4.625% senior notes due September 2021.

(3)	Represents the aggregate principal amount of Nabors Delaware’s 5.50% senior notes due January 2023 and 5.10% senior notes due September 2023.

(4)	Represents the aggregate principal amount of Nabors Delaware’s 0.75% senior exchangeable notes due January 2024 and 5.75% senior notes due January 2025.

(5)	See Note 17—Commitments and Contingencies in Part II, Item 8.—Financial Statements and Supplementary Data.

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

During the three months ended December 31, 2018, our Board declared a cash dividend of $0.06 per common share. This quarterly cash dividend was paid on January 3, 2019 to shareholders of record on December 13, 2018 in the amount of $21.0 million. Additionally, during the three months ended December 31, 2018, our Board declared a cash dividend of $0.75 per mandatory convertible preferred share, which was be paid on February 1, 2019 to shareholders of record at the close of business on January 15, 2019 in the amount of $4.3 million. During the year ended December 31, 2018, we paid cash dividends totaling $87.1 million. See Part II, Item 5.—Market Price of and Dividends on the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity—Dividends.

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our 2018 and 2017 cash flows below.

Operating Activities.  Net cash provided by operating activities totaled $325.8 million during 2018, compared to $62.8 million during 2017. Operating cash flows are our primary source of capital and liquidity. The increase in cash flows from operations is primarily attributable to increases in activity and margins. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are significant factors affecting operating cash flows. Changes in working capital items used $216.2 million in cash flows during 2018 and $388.0 million in cash flows during 2017.

Investing Activities.  Net cash used for investing activities totaled $367.1 million during 2018 compared to net cash used of $497.9 million in 2017. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During 2018 and 2017, we used cash for capital expenditures totaling $458.9 million and $574.5 million, respectively.

We received $109.1 million in proceeds from sales of assets and insurance claims during 2018 compared to $57.9 million in 2017. Additionally, we paid $20.9 million, net, for businesses acquired in 2018.

Financing Activities.  Net cash provided by financing activities totaled $155.6 million during 2018. In 2018, we received net proceeds of $579.3 million from the issuance of common and mandatory convertible preferred shares and redeemable noncontrolling interest contributions totaling $156.9 million from our joint partner in SANAD. During 2018, we paid dividends totaling $87.1 million to our common and preferred shareholders. Additionally, we received net proceeds of $778.7 million in connection with the issuance of our 5.75% senior notes. This was offset by the repayment of the remaining balances of our 6.15% and 9.25% senior notes totaling $774.8 million, repurchase of $103.5 million of senior notes that matured in 2020 and beyond, and $380.0 million pay down on our 2012 Revolving Credit Facility and commercial paper program.

Net cash provided by financing activities totaled $512.2 million during 2017. During 2017, we received net proceeds of $519.9 million in connection with the issuance of our exchangeable senior unsecured notes and $550.0 million in amounts borrowed under our commercial paper program and revolving credit facility. This was partially offset by the repayment of the remaining balance of our unsecured term loan of $162.5 million and the repurchase or redemption of $381.8 million, reflecting principal and premiums incurred in connection with these repurchases of senior notes due February 2018. Additionally, we paid dividends of $68.5 million and received proceeds of $8.3 million due to stock options exercised and $80.1 million in redeemable noncontrolling interest contributions from our joint venture partner in SANAD.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2018	2019	2020	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$25,244	163,285	407	—	$188,936

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

Depreciation of Property, Plant and Equipment.  The drilling and drilling services industries are very capital intensive. Property, plant and equipment represented 70% of our total assets as of December 31, 2018, and depreciation and amortization constituted 24% of our total costs and other deductions in 2018.

Depreciation for our primary operating assets, drilling rigs, is calculated based on the units-of-production method. For each day a rig is operating, we depreciate it over an approximate 4,927-day period, with the exception of our jackup rigs which are depreciated over an 8,030-day period, after provision for salvage value. For each day a rig asset is not operating, it is depreciated over an assumed depreciable life of 20 years, with the exception of our jackup rigs, where a 30-year depreciable life is typically used, after provision for salvage value.

Depreciation on our buildings, oilfield hauling and mobile equipment, aircraft equipment, and other machinery and equipment is computed using the straight-line method over the estimated useful life of the asset after provision for salvage value (buildings—10 to 30 years; aircraft equipment—5 to 20 years; oilfield hauling and mobile equipment and other machinery and equipment—3 to 10 years).

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

There have been no factors related to the performance of our portfolio of assets, changes in technology or other factors indicating that these estimates do not continue to be appropriate. Accordingly, for the years ended December 31,

2018, 2017 and 2016, no significant changes have been made to the depreciation rates applied to property, plant and equipment, the underlying assumptions related to estimates of depreciation, or the methodology applied. However, certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management’s assumptions regarding our ability to realize the return on our investment in operating assets and therefore affect the useful lives and salvage values of our assets.

Impairment of Long-Lived Assets.  As discussed above, the drilling and drilling services industries are very capital intensive. We review our assets for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the estimated undiscounted future cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to the extent the carrying amount of the long-lived asset exceeds its estimated fair value. Management considers a number of factors such as estimated future cash flows from the assets, appraisals and current market value analysis in determining fair value. The determination of future cash flows requires the estimation of utilization, dayrates, operating margins, sustaining capital and remaining economic life. Such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry. Significant and unanticipated changes to the assumptions could result in future impairments. A significantly prolonged period of lower oil and natural gas prices could continue to adversely affect the demand for and prices of our services, which could result in future impairment charges. As the determination of whether impairment charges should be recorded on our long-lived assets is subject to significant management judgment, and an impairment of these assets could result in a material charge on our consolidated statements of income (loss), management believes that accounting estimates related to impairment of long-lived assets are critical.

Assumptions in the determination of future cash flows are made with the involvement of management personnel at the operational level where the most specific knowledge of market conditions and other operating factors exists. For 2018, 2017 and 2016, no significant changes have been made to the methodology utilized to determine future cash flows.

For an asset classified as held for sale, we consider the asset impaired when its carrying amount exceeds fair value less its cost to sell. Fair value is determined in the same manner as a long-lived asset that is held and used.

Impairment of Goodwill and Intangible Assets.  We review goodwill and intangible assets with indefinite lives for impairment annually during the second quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of such goodwill and intangible assets may exceed their fair value. We perform our impairment tests for goodwill for all of our reporting units within our reportable segments. Our business consists of U.S. Drilling, Canada Drilling, International Drilling, Drilling Solutions and Rig Technologies reportable segments. Our Rig Technologies reportable segment includes our Canrig, RDS and 2TD reporting units. We initially assess goodwill for impairment based on qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one of our reporting units is greater than its carrying amount. If the carrying amount exceeds the fair value, an impairment charge will be recognized in an amount equal to the excess; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

During the second quarter of 2018, we performed a qualitative assessment and determined it was necessary to perform a quantitative analysis due to utilization of our assets remaining below 50%.  Based on the results of our quantitative analysis, we noted the fair values of our reporting units with goodwill were in excess of their carrying values. Our U.S. Drilling reportable segment consists of three reporting units: Offshore (no Goodwill), Alaska and Lower 48. Our Alaska reporting unit had a cushion (amount by which fair value exceeded carrying value) of 19% and our Lower 48 reporting unit had a cushion of 6%. Our International Drilling reporting unit had a cushion of 10% and our Rig Technologies reportable segment, which consists of three reporting units: Canrig, RDS and 2TD each with goodwill and cushions of 12%, 14% and 6%, respectively. Our fair value estimates of these reporting units are sensitive to varying dayrates, utilization and costs. Therefore, a significantly prolonged period of lower oil and natural gas prices or changes in laws and regulations could adversely affect the demand for and prices of our services, which could in turn result in future goodwill impairment charges for these reporting units due to the potential impact on our estimate of our future operating results.

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

During year end 2018 we updated our assessment of each reporting unit with goodwill in accordance with ASC 350.  In evaluating whether it was more likely than not that the fair value of the reporting units were less than carry value we addressed each of the relevant events and circumstances set forth in ASC 350-20-35-3C.

Another factor in determining whether impairment has occurred is the relationship between our market capitalization and our consolidated book value of equity. As part of our annual review, we compared the sum of our reporting units’ estimated fair value, which included the estimated fair value of non-operating assets and liabilities, less debt, to our market capitalization and assessed the reasonableness of our estimated fair value. Any of the above mentioned factors may cause us to re-evaluate goodwill during any quarter throughout the year. Management acknowledges the decline in market capitalization during December 2018, whereby our stock price declined significantly along with the overall oilfield drilling and services industries as oil prices fell dramatically. Within the last few weeks of the year, the dip in the oil prices erased the full year of increases. Subsequently, in January 2019, oil prices rebounded and our stock price has increased by approximately 48%. We evaluated the potential impact this decline may have had on our estimated fair values of our reporting units as of December 31, 2018 and determined that the extreme volatility in our stock price (and that of our peers) and this short-term weakness in commodity prices, which are expected to only marginally impact the first half of 2019, do not materially impact the medium-term and long-term projections of our cash flow generation and, accordingly, our estimates of the fair value of our reporting units. Our customers capital decisions and consequently the demand for our services are not materially impacted by short-term price fluctuations in oil.  However, any long-term decline in oil prices could result in future goodwill impairment charges.

Income Taxes.  We operate in a number of countries and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We are currently contesting tax assessments in a number of countries and may contest future assessments. We believe the ultimate resolution of the outstanding assessments, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. We recognize uncertain tax positions that we believe have a greater than 50 percent likelihood of being sustained. We cannot predict or provide assurance as to the ultimate outcome of any existing or future assessments.

Audit claims of approximately $253.0 million attributable to income, customs and other business taxes have been assessed against us. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

Applicable income and withholding taxes have not been provided on undistributed earnings of our subsidiaries. We do not intend to repatriate such undistributed earnings except for distributions upon which incremental income and withholding taxes would not be material.

In certain jurisdictions we have recognized deferred tax assets and liabilities. Judgment and assumptions are required in determining whether deferred tax assets will be fully or partially utilized. When we estimate that all or some portion of certain deferred tax assets such as net operating loss carryforwards will not be utilized, we establish a valuation allowance for the amount ascertained to be unrealizable. We continually evaluate strategies that could allow for future utilization of our deferred assets. Any change in the ability to utilize such deferred assets will be accounted for in the period of the event affecting the valuation allowance. If facts and circumstances cause us to change our expectations regarding future tax consequences, the resulting adjustments could have a material effect on our financial results or cash flow. Management has continued to assess the Company’s ability to more likely than not realize deferred tax assets associated with its Canada Drilling operations and concluded during the fourth quarter of 2018 that the pace of market recovery did not support realization at this time. Accordingly, a non-cash tax expense of $52 million was recorded to reflect the valuation allowance.

Litigation and Self-Insurance Reserves.  Our operations are subject to many hazards inherent in the drilling and drilling services industries, including blowouts, cratering, explosions, fires, loss of well control, loss of or damage to the wellbore or underground reservoir, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these and other hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental and natural resources damage and damage to the property of others. Our offshore operations are also subject to the hazards of marine operations including capsizing, grounding, collision and other damage from hurricanes and heavy weather or sea conditions and unsound ocean bottom conditions. Our operations are subject to risks of war or acts of terrorism, civil disturbances and other political events.

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

During 2018, 2017 and 2016, no significant changes were made to the methodology used to estimate insurance reserves. For purposes of earnings sensitivity analysis, if the December 31, 2018 reserves were adjusted by 10%, total costs and other deductions would change by $14.3 million, or .40%.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES

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

At various times, we utilize local currency borrowings (foreign-currency- denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate. A hypothetical 10% increase in the value of all our foreign currencies relative to the U.S. dollar as of December 31, 2018 would result in an $8.2 million increase in the fair value of our net monetary liabilities denominated in currencies other than U.S. dollars.

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

Interest Rate and Marketable and Non-marketable Security Price Risk.  Our financial instruments that are potentially sensitive to changes in interest rates include our floating rate debt instruments (our revolving credit facilities), our fixed rate debt securities comprised of our 5.0%, 4.625%, 5.50%, 5.10% and 5.75% senior notes, our 0.75% senior exchangeable notes, our investments in debt securities (including corporate and mortgage-CMO debt securities) and our investments in overseas funds that invest primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed and mortgage-backed securities, global structured-asset securitizations, whole-loan mortgages and participations in whole loans and whole-loan mortgages), which are classified as long-term investments.

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

Fair Value of Financial Instruments.  The fair value of our fixed rate long-term debt and revolving credit facilities is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	As of December 31,
		2018				2017
	Effective			Effective
	Interest	Carrying	Fair	Interest	Carrying	Fair
	Rate	Value	Value	Rate	Value	Value
		(In thousands)			(In thousands)
6.15% senior notes due February 2018	—%	$—	$—	6.27%	$460,762	$462,674
9.25% senior notes due January 2019	—%	—	—	9.77%	303,489	321,028
5.00% senior notes due September 2020	5.25%	614,748	590,336	5.43%	669,846	670,757
4.625% senior notes due September 2021	4.75%	668,347	603,457	4.76%	695,108	665,003
5.50% senior notes due January 2023	5.84%	586,000	465,999	5.85%	600,000	584,850
5.10% senior notes due September 2023	5.26%	342,923	262,494	5.28%	346,576	325,844
0.75% senior exchangeable notes due January 2024	6.04%	450,689	358,012	5.90%	429,982	443,940
5.75% senior notes due February 2025	5.87%	791,502	598,953	—%	—	—
2012 Revolving credit facility	3.58%	170,000	170,000	2.73%	510,000	510,000
2018 Revolving credit facility	—%	—	—	—%	—	—
Commercial paper	—%	—	—	1.87%	40,000	40,000
Other	—%	561	561	—%	181	181
		3,624,770	$3,049,812		4,055,944	$4,024,277
Less: current portion		561			181
Less: deferred financing costs		38,325			27,997
		$3,585,884			$4,027,766

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments. Our cash, cash equivalents, short-term and long-term investments and other receivables as of December 31, 2018 and 2017 are included in the table below:

	December 31,
	2018			2017
			Weighted-			Weighted-
			Average			Average
	Fair	Interest	Life	Fair	Interest	Life
	Value	Rates	(Years)	Value	Rates	(Years)
	(In thousands, except rates)
Cash and cash equivalents	$447,766	1.43 - 2.58%	—	$336,997	0.49 - 1.50%	—
Short-term investments	34,036	N/A		28,369	N/A
Long-term investments	5,782	N/A		7,835	N/A
Total cash, cash equivalents, short-term and long-term investments	$487,584			$373,201

Our investments in debt securities listed in the above table and a portion of our long-term investments are sensitive to changes in interest rates. Additionally, our investment portfolio of debt and equity securities, which are carried at fair value, exposes us to price risk. A hypothetical 10% decrease in the market prices for all securities as of December 31, 2018 would decrease the fair value of our marketable securities by $3.4 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nabors Industries Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 28, 2019

We have served as the Company’s auditor since 1987.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$447,766	$336,997
Short-term investments	34,036	28,369
Accounts receivable, net	756,320	698,477
Inventory, net	165,587	166,307
Assets held for sale	12,250	37,052
Other current assets	177,604	180,134
Total current assets	1,593,563	1,447,336
Property, plant and equipment, net	5,467,870	6,109,565
Goodwill	183,914	173,226
Deferred income taxes	345,091	419,003
Other long-term assets	263,506	252,854
Total assets (1)	$7,853,944	$8,401,984
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$561	$181
Trade accounts payable	392,843	363,416
Accrued liabilities	417,912	533,044
Income taxes payable	20,761	22,835
Total current liabilities	832,077	919,476
Long-term debt	3,585,884	4,027,766
Other long-term liabilities	274,485	301,633
Deferred income taxes	6,311	10,338
Total liabilities (1)	4,698,757	5,259,213
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest in subsidiary (Note 14)	404,861	203,998
Equity:
Shareholders’ equity:
Preferred shares, par value $0.001 per share:
Series A 6% Cumulative Mandatory Convertible; $50 per share liquidation preference; issued 5,750	6	—
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 409,652 and 367,510, respectively	410	368
Capital in excess of par value	3,392,937	2,791,129
Accumulated other comprehensive income (loss)	(29,325)	11,185
Retained earnings	650,842	1,423,154
Less: treasury shares, at cost, 52,800 and 52,800 common shares, respectively	(1,314,020)	(1,314,020)
Total shareholders’ equity	2,700,850	2,911,816
Noncontrolling interest	49,476	26,957
Total equity	2,750,326	2,938,773
Total liabilities and equity	$7,853,944	$8,401,984

_____________________________

(1)	The consolidated balance sheets include assets and liabilities of consolidated joint ventures. See Note 14—Joint Ventures for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

c
	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$3,057,619	$2,564,285	$2,227,839
Earnings (losses) from unconsolidated affiliates	1	7	(221,914)
Investment income (loss)	(9,499)	1,194	1,183
Total revenues and other income	3,048,121	2,565,486	2,007,108

Costs and other deductions:
Direct costs	1,976,974	1,718,069	1,344,298
General and administrative expenses	265,822	251,184	227,639
Research and engineering	56,147	51,069	33,582
Depreciation and amortization	866,870	842,943	871,631
Interest expense	227,124	222,889	185,360
Impairments and other charges	144,446	44,536	498,499
Other, net	29,532	14,880	44,174
Total costs and other deductions	3,566,915	3,145,570	3,205,183
Income (loss) from continuing operations before income taxes	(518,794)	(580,084)	(1,198,075)
Income tax expense (benefit):
Current	2,388	(102,080)	14,780
Deferred	76,881	19,110	(201,611)
Total income tax expense (benefit)	79,269	(82,970)	(186,831)
Income (loss) from continuing operations, net of tax	(598,063)	(497,114)	(1,011,244)
Income (loss) from discontinued operations, net of tax	(14,663)	(43,519)	(18,363)
Net income (loss)	(612,726)	(540,633)	(1,029,607)
Less: Net (income) loss attributable to noncontrolling interest	(28,222)	(6,178)	(135)
Net income (loss) attributable to Nabors	$(640,948)	$(546,811)	$(1,029,742)
Less: Preferred stock dividend	(12,305)	—	—
Net income (loss) attributable to Nabors common shareholders	$(653,253)	$(546,811)	$(1,029,742)

Amounts attributable to Nabors common shareholders:
Net income (loss) from continuing operations	$(638,590)	$(503,292)	$(1,011,379)
Net income (loss) from discontinued operations	(14,663)	(43,519)	(18,363)
Net income (loss) attributable to Nabors common shareholders	$(653,253)	$(546,811)	$(1,029,742)

Earnings (losses) per share:
Basic from continuing operations	$(1.95)	$(1.75)	$(3.58)
Basic from discontinued operations	(0.04)	(0.15)	(0.06)
Total Basic	$(1.99)	$(1.90)	$(3.64)
Diluted from continuing operations	$(1.95)	$(1.75)	$(3.58)
Diluted from discontinued operations	(0.04)	(0.15)	(0.06)
Total Diluted	$(1.99)	$(1.90)	$(3.64)
Weighted-average number of common shares outstanding:
Basic	334,397	280,653	276,475
Diluted	334,397	280,653	276,475

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net income (loss) attributable to Nabors	$(640,948)	$(546,811)	$(1,029,742)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(31,962)	28,372	17,743
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	—	(6,061)	11,054
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	970	3,495
Unrealized gains (losses) on marketable securities	—	(5,091)	14,549
Pension liability amortization and adjustment	216	(275)	1,061
Pension buyout	—	—	3,059
Unrealized gains (losses) and amortization on cash flow hedges	567	613	613
Adoption of ASU No. 2016-01	(9,144)	—	—
Other comprehensive income (loss), before tax	(40,323)	23,619	37,025
Income tax expense (benefit) related to items of other comprehensive income (loss)	187	315	1,551
Other comprehensive income (loss), net of tax	(40,510)	23,304	35,474
Comprehensive income (loss) attributable to Nabors	(681,458)	(523,507)	(994,268)
Net income (loss) attributable to noncontrolling interest	28,222	6,178	135
Translation adjustment attributable to noncontrolling interest	(251)	282	251
Comprehensive income (loss) attributable to noncontrolling interest	27,971	6,460	386
Comprehensive income (loss)	$(653,487)	$(517,047)	$(993,882)

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(612,726)	$(540,633)	$(1,029,607)
Adjustments to net income (loss):
Depreciation and amortization	868,509	845,439	874,296
Deferred income tax expense (benefit)	71,579	9,096	(206,670)
Impairments and other charges	62,578	42,188	236,745
Amortization of debt discount and deferred financing costs	32,213	27,583	6,455
Losses (gains) on debt buyback	5,268	16,005	(6,665)
Losses (gains) on long-lived assets, net	95,741	19,064	85,064
Losses (gains) on investments, net	14,195	972	—
Provision (recovery) of bad debt	1,285	3,083	(3,540)
Impairments on equity method holdings	—	—	216,242
Share-based compensation	26,396	31,896	32,000
Foreign currency transaction losses (gains), net	4,235	1,604	5,669
Noncontrolling interest	(28,222)	(6,178)	(135)
Equity in (earnings) losses of unconsolidated affiliates, net of dividends	164	(7)	221,914
Other	720	636	4,527
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(66,486)	(168,436)	253,940
Inventory	(13,981)	(17,444)	40,647
Other current assets	31,770	16,518	37,904
Other long-term assets	11,717	28,772	98
Trade accounts payable and accrued liabilities	(76,561)	79,204	(180,200)
Income taxes payable	(41,939)	14,811	(46,576)
Other long-term liabilities	(60,682)	(341,417)	(10,203)
Net cash (used for) provided by operating activities	325,773	62,756	531,905
Cash flows from investing activities:
Purchases of investments	(676)	(6,722)	(24)
Sales and maturities of investments	4,287	13,069	739
Cash paid for acquisition of businesses, net of cash acquired	(20,859)	12,319	(22,278)
Capital expenditures	(458,938)	(574,467)	(395,455)
Proceeds from sales of assets and insurance claims	109,098	57,933	34,831
Net cash (used for) provided by investing activities	(367,088)	(497,868)	(382,187)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	800,000	411,200	600,000
Debt issuance costs	(21,277)	(11,043)	(11,520)
Proceeds from revolving credit facilities	1,135,000	725,000	611,500
Reduction in revolving credit facilities	(1,475,000)	(215,000)	(611,500)
Proceeds from issuance of common shares, net of issuance costs	301,404	8,300	967
Proceeds from issuance of preferred stock, net of issuance costs	277,927	—	—
Distributions to noncontrolling interest	(5,452)	(7,272)	—
Noncontrolling interest contribution	—	20,000	—
Reduction in long-term debt	(878,278)	(381,814)	(493,612)
Dividends to common and preferred shareholders	(87,098)	(68,503)	(50,924)
Proceeds from (payment for) commercial paper	(40,000)	40,000	(8,000)
Cash proceeds (payments) from equity component of exchangeable debt	—	159,952	—
Repurchase of common shares	—	(18,071)	(1,687)
Payments on term loan	—	(162,500)	(162,500)
Redeemable noncontrolling interest contribution	156,935	61,123	—
Proceeds from (payments for) short-term borrowings	380	(543)	(6,211)
Purchase of capped call hedge transactions	—	(40,250)	—
Other	(8,912)	(8,399)	(4,729)
Net cash provided by financing activities	155,629	512,180	(138,216)
Effect of exchange rate changes on cash and cash equivalents	(5,263)	(29)	(2,003)
Net increase (decrease) in cash and cash equivalents and restricted cash	109,051	77,039	9,499
Cash and cash equivalents and restricted cash, beginning of period	342,029	264,990	255,491
Cash and cash equivalents and restricted cash, end of period	$451,080	$342,029	$264,990

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	336,997	264,093	254,530
Restricted cash, beginning of period	5,032	897	961
Cash and cash equivalents and restricted cash, beginning of period	$342,029	$264,990	$255,491

Cash and cash equivalents, end of period	447,766	336,997	264,093
Restricted cash, end of period	3,314	5,032	897
Cash and cash equivalents and restricted cash, end of period	$451,080	$342,029	$264,990

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Mandatory Convertible				Capital	Accumulated
	Preferred Shares		Common Shares		in Excess	Other			Non-
		Par		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2015	—	—	330,526	331	2,493,100	(47,593)	3,131,134	(1,294,262)	11,158	4,293,868
Net income (loss)	—	—	—	—	—	—	(1,029,742)	—	135	(1,029,607)
Dividends to shareholders ($0.24 per share)	—	—	—	—	—	—	(67,965)	—	—	(67,965)
Repurchase of treasury shares	—	—	—	—	—	—	—	(1,687)	—	(1,687)
Other comprehensive income (loss), net of tax	—	—	—	—	—	35,474	—	—	251	35,725
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	—	—	102	—	967	—	—	—	—	967
Share-based compensation	—	—	—	—	32,000	—	—	—	—	32,000
Other	—	—	2,970	3	(4,735)	—	—	—	(3,774)	(8,506)
As of December 31, 2016	—	$—	333,598	$334	$2,521,332	$(12,119)	$2,033,427	$(1,295,949)	$7,770	$3,254,795
Net income (loss)	—	—	—	—	—	—	(546,811)	—	6,178	(540,633)
Dividends to shareholders ($0.24 per share)	—	—	—	—	—	—	(68,612)	—	—	(68,612)
Repurchase of treasury shares	—	—	—	—	—	—	—	(18,071)	—	(18,071)
Other comprehensive income (loss), net of tax	—	—	—	—	—	23,304	—	—	282	23,586
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	—	—	842	1	(10,736)	—	—	—	—	(10,735)
Equity component of exchangeable debt	—	—	—	—	116,195	—	—	—	—	116,195
Capped call transaction	—	—	—	—	(40,250)	—	—	—	—	(40,250)
Adoption of ASU No. 2016-09	—	—	—	—	1,943	—	5,150	—	—	7,093
Share-based compensation	—	—	—	—	31,896	—	—	—	—	31,896
Issuance of common shares to Tesco shareholders	—	—	32,078	32	178,961	—	—	—	—	178,993
Noncontrolling interest contributions (distributions), net	—	—	—	—	—	—	—	—	13,018	13,018
Other	—	—	992	1	(8,212)	—	—	—	(291)	(8,502)
As of December 31, 2017	—	$—	367,510	$368	$2,791,129	$11,185	$1,423,154	$(1,314,020)	$26,957	$2,938,773
Net income (loss)	—	—	—	—	—	—	(640,948)	—	28,222	(612,726)
Dividends to shareholders ($0.24 per share)	—	—	—	—	—	—	(82,973)	—	—	(82,973)
Dividends to preferred shareholders ($2.14 per share)	—	—	—	—	—	—	(12,305)	—	—	(12,305)
Common share issuance	—	—	40,250	40	301,363	—	—	—	—	301,403
Convertible preferred share issuance	5,750	6	—	—	277,921	—	—	—	—	277,927
Other comprehensive income (loss), net of tax	—	—	—	—	—	(40,510)	—	—	(251)	(40,761)
Share-based compensation	—	—	—	—	26,396	—	—	—	—	26,396
Adoption of ASU No. 2016-01	—	—	—	—	—	—	9,144	—	—	9,144
Adoption of ASU No. 2016-16	—	—	—	—	—	—	(34,132)	—	—	(34,132)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(5,452)	(5,452)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(11,098)	—	—	(11,098)
Other	—	—	1,892	2	(3,872)	—	—	—	—	(3,870)
As of December 31, 2018	5,750	$6	409,652	$410	$3,392,937	$(29,325)	$650,842	$(1,314,020)	$49,476	$2,750,326

The accompanying notes are an integral part of these consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Nature of Operations

Our business is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies, consisting of equipment manufacturing, rig instrumentation and optimization software. We also specialize in tubular services, wellbore placement solutions and are a leading provider of directional drilling and MWD systems and services.

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

Short-term Investments

Short‑term investments consist primarily of equity securities which are stated at fair value with any changes in fair value recognized in investment income (loss) in our consolidated statements of income (loss).

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first‑in, first‑out or weighted‑average costs methods and includes the cost of materials, labor and manufacturing overhead. Inventory, which is net of reserves of $27.9 million and $28.9 million as of December 31, 2018 and 2017, respectively, included the following:

	December 31,
	2018	2017
	(In thousands)
Raw materials	$116,840	$124,635
Work-in-progress	20,329	19,113
Finished goods	28,418	22,559
	$165,587	$166,307

Property, Plant and Equipment

Property, plant and equipment, including renewals and betterments, are stated at cost, while maintenance and repairs are expensed currently. Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets. We provide for the depreciation of our drilling rigs using the units‑of‑production method. For each day a rig is operating, we depreciate it over an approximate 4,927‑day period, with the exception of our jackup rigs which are depreciated over an 8,030‑day period, after provision for salvage value. For each day a rig asset is not operating, it is depreciated over an assumed depreciable life of 20 years, with the exception of our jackup rigs, where a 30‑year depreciable life is used, after provision for salvage value.

Depreciation on our buildings, oilfield hauling and mobile equipment, and other machinery and equipment is computed using the straight‑line method over the estimated useful life of the asset after provision for salvage value (buildings—10 to 30 years; oilfield hauling and mobile equipment and other machinery and equipment—3 to 10 years). Amortization of capitalized leases is included in depreciation and amortization expense. Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation are removed from the respective property, plant and equipment accounts and any gains or losses are included in our consolidated statements of income (loss).

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

Another factor in determining whether impairment has occurred is the relationship between our market capitalization and our book value. As part of our annual review, we compared the sum of our reporting units’ estimated fair values, which included the estimated fair values of non-operating assets and liabilities, less debt, to our market capitalization and assessed the reasonableness of our estimated fair value. Any of the above mentioned factors may cause us to re-evaluate goodwill during any quarter throughout the year.

The change in the carrying amount of goodwill for our segments for the years ended December 31, 2018 and 2017 was as follows:

		Acquisitions
		and
	Balance at	Purchase		Disposals	Cumulative	Balance at
	December 31,	Price		and	Translation	December 31,
	2016	Adjustments		Impairments	Adjustment	2017
	(In thousands)
U.S. Drilling	$50,149	$—		$—	$—	$50,149
International Drilling	75,634	—		—	—	75,634
Rig Technologies	41,134	5,690	(1)	—	619	47,443
Total	$166,917	$5,690		$—	$619	$173,226

		Acquisitions
		and
	Balance at	Purchase		Disposals	Cumulative	Balance at
	December 31,	Price		and	Translation	December 31,
	2017	Adjustments		Impairments	Adjustment	2018
	(In thousands)
U.S. Drilling	$50,149	$—		$—	$—	$50,149
International Drilling	75,634	—		—	—	75,634
Drilling Solutions	—	11,436	(2)	—	—	11,436
Rig Technologies	47,443	—		—	(748)	46,695
Total	$173,226	$11,436		$—	$(748)	$183,914

(1)	Represents the goodwill recorded in connection with our acquisition of RDS. See Note 5—Acquisitions for additional discussion.

(2)	Represents the goodwill recorded in connection with our acquisition of PetroMar. See Note 5—Acquisitions for additional discussion

Goodwill for the consolidated company, totaling approximately $9.2 million, is expected to be deductible for tax purposes.

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

Research and Engineering

Research and engineering expenses are expensed as incurred and include costs associated with the research and development of new products and services and costs associated with sustaining engineering of existing products and services. As a result of our acquisition of 2TD, RDS and PetroMar, we recorded intangible assets related to in process research and development of $47.7 million, $32.5 million and $21.7 million, respectively. As these products are developed, we will transfer the balances to completed technology and begin amortizing the intangible assets over the estimated useful life. No transfers occurred during the years ended December 31, 2018, 2017 or 2016. We have made progress in the development of our rotary steerable drilling technology tools and completed several successful field tests over the past few years. We have been finalizing the design enhancements on the tools and performing pilot jobs for customers during 2018.

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

On December 22, 2017, the United States enacted the Tax Reform Act. Among a number of significant changes to the current U.S. federal income tax rules, the Tax Reform Act reduces the marginal U.S. corporate income tax rate from 35 percent down to 21 percent, limits the current deduction for net interest expense, limits the use of net operating losses to offset future taxable income, and imposes a type of minimum tax designed to reduce the benefits derived from intercompany transactions and payments that result in base erosion. As a result of the Tax Reform Act, we were required to revalue deferred tax assets and liabilities from 35 percent to 21 percent. This revaluation has resulted in recognition of an expense of approximately $138.6 million, which is included as a component of income tax expense in continuing operations for the year ended December 31, 2017. The Tax Reform Act has not had a material impact on our 2018 financial statements. During 2018, we finalized our analysis of the Tax Reform Act on our 2017 and 2018 financial statements and we have determined there are no adjustments to be recorded for our 2017 financial statements and there is no material impact on our 2018 financial statements.  Our US operations do not have any controlled foreign corporations and as such are not subject to the Global Intangible Low-Taxed Income provisions of the Tax Reform Act.

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

Recent Accounting Pronouncements Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, relating to the revenue recognition from contracts with customers that creates a common revenue standard for U.S. GAAP and IFRS. The core principle requires the recognition of revenue to represent the transfer of promised goods or services to customers in an amount that reflects the consideration, including costs incurred, to which the entity expects to be entitled in exchange for those goods or services. The standard also requires significantly expanded disclosures containing qualitative and quantitative information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a one year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. Throughout 2017 we, along with our third party consultants, identified and reviewed our revenue streams, identified a subset of contracts to represent these revenue streams and performed a detailed analysis of such contracts. We adopted this guidance under the modified retrospective approach as of January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements. See Note 22—Revenue Recognition.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases, relating to leases to increase transparency and comparability among companies. This standard requires that all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. Additionally, this standard will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective approach is currently required for the adoption of this guidance, which is effective for our reporting period beginning January 1, 2019. Prior to the issuance of ASU No. 2018-11, we preliminarily determined that our drilling contracts contained a lease component, and the adoption would require us to separately recognize revenue associated with the lease and services components. In July 2018, the FASB issued ASU No. 2018-11, which provides a practical expedient that allows entities to combine lease and non-lease components where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. We are currently evaluating the impact this update will have on our consolidated financial statements and related disclosures. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. With respect to leases whereby we are the lessee, we are finalizing our evaluation and expect to recognize upon adoption on January 1, 2019 lease liabilities and offsetting

"right of use" assets of approximately $25-$30 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

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

Note 3 Impairments and Other Charges

The components of impairments and other charges are provided below:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Tangible Assets & Equipment:
Provision for retirement of assets	$14,617	$—	$69,072
Impairment of long-lived assets	45,570	6,895	216,355
Subtotal	60,187	6,895	285,427

Other Charges:
Other-than-temporary impairment	—	—	219,737
Divestiture of International assets	64,668	—	—
Transaction related costs	14,323	21,628	—
Loss (gain) on early extinguishment of debt	5,268	16,013	(6,665)
Total	$144,446	$44,536	$498,499

For the year ended December 31, 2018

Tangible Assets and Equipment

During 2018, as a result of the decline in oil and gas prices in the fourth quarter and the extended period of reduced demand for some of our legacy asset classes, we retired 13 of our remaining SCR rigs within the U.S. Drilling reportable segment resulting in a loss of $14.6 million. Additionally, we recorded impairments totaling $45.6 million primarily comprised of underutilized rigs in our International Drilling and U.S. Drilling reportable segments. These impairments were deemed necessary due to the lack of future contractual opportunities on specific rigs as result of a change in market conditions across certain geographic regions. The balance of the impairment charge primarily relates to obsolete inventory within our Rig Technologies reportable segment.

Transaction related costs

During 2018, we incurred $14.3 million in transaction related costs, including professional fees, severances, facility closure costs and other cost rationalization items, primarily in connection with the acquisition of Tesco.

Loss (gain) on early extinguishment of debt

During 2018, we repurchased $873.0 million aggregate principal amount of our senior notes. We paid the holders an aggregate of approximately $906.5 million in cash, reflecting principal and accrued and unpaid interest and prepayment premium and recognized a loss of $5.3 million as part of the debt extinguishment. See Note 11—Debt for additional discussion.

Divestiture of International assets

During 2018, we recognized a loss of $64.7 million on the sale of three offshore drilling rigs and eight workover rigs within our International Drilling reportable segment.

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

Tangible Assets and Equipment

The following table summarizes the 2016 retirement and impairment charges for tangible assets and equipment by reportable operating segment:

	Provision for	Tangible Asset
	Retirements	Impairments	Total
	(In thousands)
U.S. Drilling	$25,365	$163,182	$188,547
Canada Drilling	19,573	1,125	20,698
International Drilling	23,275	12,721	35,996
Drilling Solutions	859	—	859
Rig Technologies	—	15,343	15,343
Other	—	23,984	23,984
Total	$69,072	$216,355	$285,427

During 2016, we retired certain classes of rigs and rig components in our U.S. Drilling, Canada Drilling and International Drilling reportable segments and reduced their carrying value to their estimated salvage value. As a result of the sustained decline in oil and gas prices and the extended period of reduced demand for some of our legacy asset classes, we retired 24 of our remaining SCR rigs within the U.S. Drilling reportable segment. We utilized some of the parts on these retired rigs to enhance and upgrade other existing rigs in our fleet. Additionally, we retired 7 older rigs in our Canada Drilling reportable segment. Within our International Drilling reportable segment, we also retired various older, smaller and in some cases functionally obsolete rigs and yard assets.

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

Note 4 Assets Held for Sale and Discontinued Operations

Assets Held for Sale

Assets held for sale as of December 31, 2018 and 2017 was $12.3 million and $37.1 million, respectively. As of December 31, 2017, these assets consisted primarily of our oil and gas holdings which were mainly in the Horn River basin in western Canada of $25.9 million and the operating results were reflected in discontinued operations. During November 2018, we sold our remaining wholly owned oil and gas business in Canada for approximately $8.0 million. As part of the agreement, we have agreed to keep $2.4 million of the pipeline commitment which ends in May 2019. The remainder, including the entire balance as of December 31, 2018, represents assets that meet the criteria to be classified as assets held for sale, but do not represent a disposal of a component of an entity or a group of components of an entity representing a strategic shift that has or will have a major effect on the entity's operations and financial results.

The carrying value of our assets held for sale represents the lower of carrying value or fair value less costs to sell. We continue to market these properties at prices that are reasonable compared to current fair value.

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing associated with these properties held for sale. At December 31, 2018, our undiscounted contractual commitments for these contracts approximated $2.4 million, all of which were classified as current and are included in accrued liabilities. At December 31, 2017, our undiscounted contractual commitments for these contracts approximated $11.2 million, and we had total liabilities of $8.5 million, $6.1 million of which were classified as current and are included in accrued liabilities.

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

Discontinued Operations

The operating results from the assets discussed above for all periods presented are presented and accounted for as discontinued operations in the accompanying consolidated statements of income (loss) and the respective accompanying notes to the consolidated financial statements. Our condensed statements of income (loss) from discontinued operations for each reportable segment were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)

Operating revenues (1)	$4,078	$6,169	$2,859
Income (loss) from Oil & Gas discontinued operations:
Income (loss) from discontinued operations	$(2,766)	$(2,506)	$(3,978)
Less: Impairment charges or other (gains) and losses on sale of wholly owned assets (2)	$17,199	$51,028	$19,445
Less: Income tax expense (benefit)	$(5,302)	$(10,015)	$(5,060)
Income (loss) from Oil and Gas discontinued operations, net of tax	$(14,663)	$(43,519)	$(18,363)

(1)	Reflects operating revenues of our historical oil and gas reportable segment.

(2)

Includes impairment charges of $17.0 million, $35.3 million and $15.4 million in 2018, 2017 and 2016, respectively, due to the deterioration of economic conditions in the natural gas market in western Canada, partially offset by a gain related to our restructure of our future pipeline obligations. Additionally, this line item includes a charge of $16.5 million related to the settlement of litigation during 2017 associated with our previously owned Ramshorn International properties.

Additional discussion of our policy pertaining to the calculations of our annual impairment tests, including any impairment to goodwill, is set forth in Note 2—Summary of Significant Accounting Policies. A further protraction of lower commodity prices or an inability to sell these assets in a timely manner could result in recognition of future impairment charges.

Note 5 Acquisitions

2018 Acquisitions

On October 3, 2018, we purchased PetroMar Technologies, a small developer and operator of LWD downhole tools focusing on high-value formation data to facilitate completion optimization particularly in unconventional reservoirs. The tools complement our existing wellbore placement capabilities and will be included in our Drilling Solutions operating segment. Under the terms of the transaction, we paid an initial purchase price of $25.0 million. We may also be required to make future payments that are contingent upon the future financial performance of this operation. As part of our purchase price allocation, we have recorded intangible assets of $36.2 million ($13.7 million of developed technology, $21.7 million of in process research and development and $0.8 million for tradename), goodwill of approximately $11.4 million and other liabilities of $22.6 million (net of other working capital items) primarily related to the estimate of contingent payments on future financial performance as noted above. The pro forma effect on revenue and net income (loss) have been determined to be immaterial to our financial statements. After further tests, the acquisition is not significant and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.

2017 Acquisitions

Robotic Drilling Systems

On September 5, 2017 we paid approximately $50.7 million in cash, subject to customary closing adjustments, to acquire Robotic Drilling Systems AS (“RDS”), a provider of automated tubular and tool handling equipment for the onshore and offshore drilling markets based in Stavanger, Norway. This transaction will allow us to integrate RDS’s highly capable team and product offering with the technology portfolio of our Rig Technologies segment and strengthens the development of our drilling automation solutions. As part of our purchase price allocation, we have recorded intangible assets of $53.3 million ($20.8 million of developed technology and $32.5 million of in process research and development), goodwill of approximately $5.7 million and other liabilities of $7.3 million (net of other working capital items). The intangible assets related to developed technology are being amortized using the straight-line method over the estimated useful life of 10 years. We have consolidated the operating results of RDS since the acquisition date and reported those results in our Rig Technologies segment. The pro forma effect on revenue and net income (loss) have been determined to be immaterial to our financial statements. Further, tests of significance for this acquisition do not result in a significant acquisition and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.

Tesco Corporation

On December 15, 2017, Nabors completed the acquisition of Tesco Corporation (“Tesco”). Tesco’s tubular services business benefits our Drilling Solutions segment as we expanded into numerous key regions globally. Additionally, the acquisition combined Tesco’s rig equipment manufacturing, rental and aftermarket service business into our Rig Technologies segment, creating a leading rig equipment and drilling automation provider. Under the terms of the acquisition, Nabors acquired all common shares of Tesco in an all-stock transaction, with Tesco shareholders receiving 0.68 common shares of Nabors for each Tesco share owned, or approximately 32.1 million Nabors common shares. The fair value of common shares issued was $179.0 million based on the closing price of Nabors common shares as of the last trading day prior to the issuance as stipulated in the acquisition agreement.

The following table provides the final allocation of the purchase price as of the acquisition date.

Fair Value
(In thousands)	at Acquisition
Assets:
Cash and cash equivalents	$59,804
Accounts receivable	40,465
Inventory	44,525
Other current assets	13,889
Property, plant and equipment	68,591
Other long-term assets	3,647
Total assets	230,921
Liabilities:
Accounts payable	$14,111
Accrued liabilities	35,383
Other long-term liabilities	2,436
Total liabilities	51,930
Net assets acquired	$178,991

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2018 and 2017. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During 2018, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Short-term investments:
Equity securities	$33,250	$778	$—
Mortgage-CMO debt securities	—	8	—
Total short-term investments	$33,250	$786	$—

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Short-term investments:
Equity securities	$22,909	$5,450	$—
Mortgage-CMO debt securities	—	10	—
Total short-term investments	$22,909	$5,460	$—

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

Fair Value of Financial Instruments

We estimate the fair value of our financial instruments in accordance with U.S. GAAP. The fair value of our long‑term debt and revolving credit facilities is estimated based on quoted market prices or prices quoted from third‑party financial institutions, thus a level 2 measurement. The carrying and fair values of these liabilities were as follows:

	As of December 31,
		2018				2017
	Effective			Effective
	Interest	Carrying	Fair	Interest	Carrying	Fair
	Rate	Value	Value	Rate	Value	Value
		(In thousands)			(In thousands)
6.15% senior notes due February 2018	—%	$—	$—	6.27%	$460,762	$462,674
9.25% senior notes due January 2019	—%	—	—	9.77%	303,489	321,028
5.00% senior notes due September 2020	5.25%	614,748	590,336	5.43%	669,846	670,757
4.625% senior notes due September 2021	4.75%	668,347	603,457	4.76%	695,108	665,003
5.50% senior notes due January 2023	5.84%	586,000	465,999	5.85%	600,000	584,850
5.10% senior notes due September 2023	5.26%	342,923	262,494	5.28%	346,576	325,844
0.75% senior exchangeable notes due January 2024	6.04%	450,689	358,012	5.90%	429,982	443,940
5.75% senior notes due February 2025	5.87%	791,502	598,953	—%	—	—
2012 Revolving credit facility	3.58%	170,000	170,000	2.73%	510,000	510,000
2018 Revolving credit facility	—%	—	—	—%	—	—
Commercial paper	—%	—	—	1.87%	40,000	40,000
Other	—%	561	561	—%	181	181
		3,624,770	$3,049,812		4,055,944	$4,024,277
Less: current portion		561			181
Less: deferred financing costs		38,325			27,997
		$3,585,884			$4,027,766

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short‑term nature of these instruments.

As of December 31, 2018, our short-term investments were carried at fair market value and included $34.0 million. As of December 31, 2017, our short-term investments were carried at fair market value and included $28.4 million.

Note 7 Share‑Based Compensation

Total share‑based compensation expense, which includes stock options and restricted shares, was $26.4 million, $31.9 million and $32.0 million for 2018, 2017 and 2016, respectively. Compensation expense related to awards of restricted shares totaled $26.0 million, $31.4 million and $31.3 million for 2018, 2017 and 2016, respectively, which is included in direct costs and general and administrative expenses in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various reportable segments. See Note 21—Segment Information.

In addition to the time-based restricted stock share-based awards, we provide two types of performance share awards: the first, based on our performance measured against pre-determined performance metrics (“Performance Shares”) and the second, based on market conditions measured against a predetermined peer group (“TSR Shares”). The performance period for the awards granted in 2018 commenced on January 1, 2017 and ended December 31, 2017.

Stock Option Plans

As of December 31, 2018, we had several stock plans under which options to purchase our common shares could be granted to key officers, directors and managerial employees of Nabors and its subsidiaries. Options granted under the plans generally are at prices equal to the fair market value of the shares on the date of the grant. Options granted under the plans generally are exercisable in varying cumulative periodic installments after one year. In the case of certain key executives and directors, options granted may vest immediately on the grant date. Options granted under the plans cannot be exercised more than ten years from the date of grant. Options to purchase 15.2 million and

6.8 million Nabors common shares remained available for grant as of December 31, 2018 and 2017, respectively. Of the common shares available for grant as of December 31, 2018, approximately 14.3 million of these shares are also available for issuance in the form of restricted shares.

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

Stock option transactions under our various stock-based employee compensation plans are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
Options	Shares	Price	Term		Value
	(In thousands, except exercise price)
Options outstanding as of December 31, 2017	4,394	$13.04
Granted	171	4.82
Exercised	—	—
Forfeited	(789)	19.28
Options outstanding as of December 31, 2018	3,776	$11.36	2.03	years	$—
Options exercisable as of December 31, 2018	3,759	$11.35	2.01	years	$—

During 2018, 2017 and 2016, respectively, we awarded options vesting over periods up to four years to purchase 171,124, 124,271 and 99,711 of our common shares to our employees, executive officers and directors.

The fair value of stock options granted during 2018, 2017 and 2016 was calculated using the Black‑Scholes option pricing model and the following weighted‑average assumptions:

	Year Ended December 31,
	2018	2017	2016
Weighted average fair value of options granted	$1.75	$2.86	$3.52
Weighted average risk free interest rate	2.59%	1.85%	1.09%
Dividend yield	3.03%	2.94%	2.21%
Volatility (1)	57.11%	50.82%	45.69%
Expected life (in years)	4.0	4.0	4.0

(1)	Expected volatilities are based on implied volatilities from publicly traded options to purchase Nabors' common shares, historical volatility of Nabors' common shares and other factors.

A summary of our unvested stock options as of December 31, 2018, and the changes during the year then ended is presented below:

		Weighted-Average
		Grant-Date Fair
Unvested Stock Options	Outstanding	Value
	(In thousands, except fair value)
Unvested as of December 31, 2017	34	$5.21
Granted	171	1.75
Vested	(188)	2.07
Forfeited	—	—
Unvested as of December 31, 2018	17	$5.21

The total intrinsic value of options exercised during 2017 and 2016 was $5.1 million and $0.3 million, respectively. There were no options exercised during 2018. The total fair value of options that vested during the years ended December 31, 2018, 2017 and 2016 was $0.4 million, $0.5 million and $1.9 million, respectively.

As of December 31, 2018, there was $0.04 million of total future compensation cost related to unvested options that are expected to vest. That cost is expected to be recognized over a weighted‑average period of less than one year.

Restricted Shares

Our stock plans allow grants of restricted shares. Restricted shares are issued on the grant date, but cannot be sold or transferred. Restricted shares vest in varying periodic installments ranging up to five years.

A summary of our restricted shares as of December 31, 2018, and the changes during the year then ended, is presented below:

		Weighted-Average
		Grant-Date Fair
Restricted shares	Outstanding	Value
	(In thousands, except fair value)
Unvested as of December 31, 2017	3,298	$12.67
Granted	2,392	6.92
Vested	(1,290)	13.32
Forfeited	(788)	10.25
Unvested as of December 31, 2018	3,612	$9.16

During 2018, 2017 and 2016, we awarded 2,392,486, 1,130,304 and 1,885,440 restricted shares, respectively, to our employees and directors. These awards had an aggregate value at their date of grant of $16.6 million, $14.5 million and $20.5 million, respectively, and were scheduled to vest over a period of up to four years. The fair value of restricted shares that vested during 2018, 2017 and 2016 was $8.7 million, $19.2 million and $13.5 million, respectively.

As of December 31, 2018, there was $22.7 million of total future compensation cost related to unvested restricted share awards that are expected to vest. That cost is expected to be recognized over a weighted‑average period of approximately two years.

Restricted Shares Based on Performance Conditions

During the years ended December 31, 2018, 2017 and 2016, we awarded 1,009,948, 461,919 and 1,284,829 restricted shares, respectively, vesting over a period of three years to some of our executives. The Performance Share awards granted were based upon achievement of specific financial or operational objectives. The number of shares granted was determined by the percentage of performance goals achieved during fiscal years 2017, 2016 and 2015, respectively. These awards had an aggregate fair value at their date of grant of $7.0 million, $7.1 million and $13.9 million, respectively.

The following table sets forth information regarding outstanding restricted shares based on performance conditions as of December 31, 2018:

		Weighted-Average
		Grant-Date Fair
Performance based restricted shares	Outstanding	Value
	(In thousands, except fair value)
Outstanding as of December 31, 2017	1,413	$12.49
Granted	1,010	6.89
Vested	(677)	12.24
Outstanding as of December 31, 2018	1,746	$9.35

Until shares are granted, our Performance Share awards are liability-classified awards. Our accrued liabilities included $2.2 million for such awards at December 31, 2018 for the performance period beginning January 1, 2018 through December 31, 2018 and $2.2 million for such awards at December 31, 2017 for the performance period beginning January 1, 2017 through December 31, 2017. The fair value of these awards that vested during the years ended December 31, 2018, 2017 and 2016 was $4.8 million, $7.1 million and $1.5 million, respectively. The fair value of these liability-classified awards are estimated at each reporting period, based on internal metrics and marked to market.

Restricted Shares Based on Market Conditions

During 2018, 2017 and 2016, we granted awards for 1,058,158, 397,692 and 749,427 TSR Shares, respectively, which are equity classified awards and will vest on our performance compared to our peer group over a three-year period. These awards had an aggregate fair value at their date of grant of $5.1 million, $4.4 million and $4.2 million, respectively, after consideration of all assumptions.

The grant date fair value of these awards was based on a Monte Carlo model, using the following assumptions:

	Year Ended December 31,
	2018	2017	2016

Risk free interest rate	2.02%	1.62%	1.41%
Expected volatility	57.00%	55.00%	52.00%
Closing stock price at grant date	$6.87	$16.81	$8.64
Expected term (in years)	3.0	3.0	3.0

The following table sets forth information regarding outstanding restricted shares based on market conditions as of December 31, 2018:

		Weighted-Average
		Grant-Date Fair
Market based restricted shares	Outstanding	Value
	(In thousands, except fair value)
Outstanding as of December 31, 2017	1,692	$7.89
Granted	1,058	4.77
Vested	(218)	8.67
Forfeited	(1,175)	5.86
Outstanding as of December 31, 2018	1,357	$7.09

As of December 31, 2018, there was $4.9 million of total future compensation cost related to unvested TSR Share awards that are expected to vest.

Note 8 Property, Plant and Equipment

The major components of our property, plant and equipment are as follows:

	December 31,
	2018	2017
	(In thousands)
Land	$43,187	$52,000
Buildings	123,619	134,318
Drilling rigs and related equipment	13,021,580	12,997,470
Marine transportation and supply vessels	—	4,377
Oilfield hauling and mobile equipment	267,223	272,384
Other machinery and equipment	197,094	172,674
Oil and gas properties	12,286	12,286
Construction-in-process (1)	30,395	284,348
	$13,695,384	$13,929,857
Less: accumulated depreciation and amortization	(8,227,514)	(7,820,292)
	$5,467,870	$6,109,565

(1)

Relates primarily to amounts capitalized for new or substantially new drilling rigs and related equipment that were under construction and had not yet been placed in service as of December 31, 2018 or 2017.

Depreciation expense included in depreciation and amortization expense in our consolidated statements of income (loss) totaled $860.1 million, $835.9 million and $855.4 million during 2018, 2017 and 2016, respectively.

Repair and maintenance expense included in direct costs in our consolidated statements of income (loss) totaled  $265.6 million, $241.4 million and $151.8 million during 2018, 2017 and 2016, respectively.

Interest costs of $1.0 million, $2.5 million and $6.7 million were capitalized during 2018, 2017 and 2016, respectively.

Note 9 Investments in Unconsolidated Affiliates

On March 24, 2015, we completed the merger of our Completion & Production Services business with C&J Energy Services, Inc. (“CJES”). We received total consideration of approximately $693.5 million in cash ($650.0 million after settlement of working capital requirements) and approximately 62.5 million common shares in the combined company, CJES, representing approximately 53% of the outstanding and issued common shares of CJES as of the closing date. We recognized our share of the net income (loss) of CJES, which was a loss of $221.9 million for the year ended December 31, 2016, and is reflected in earnings (losses) from unconsolidated affiliates in our consolidated statement of income (loss). Additionally, we recognized an other-than-temporary impairment charge of $192.4 million during the year ended December 31, 2016, which is reflected in other, net in our consolidated statement of income (loss). During the third quarter of 2016, CJES commenced voluntarily cases under chapter 11 of the U.S. Bankruptcy code. As such, we ceased accounting for our investment in CJES as an equity method investment. In January 2017, CJES emerged from bankruptcy and as part of the settlement we received warrants to acquire the common equity in the reorganized CJES.

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

Interest Rate and Marketable and Non‑marketable Security Price Risk

Our financial instruments that are potentially sensitive to changes in interest rates include our floating rate debt instruments comprised of our revolving credit facilities and our fixed rate debt securities comprised of our 5.0%, 4.625%, 5.50%,  5.10% and 5.75% senior notes.

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

Note 11 Debt

Debt consisted of the following:

	As of December 31,
	2018	2017
	(In thousands)
6.15% senior notes due February 2018	$—	$460,762
9.25% senior notes due January 2019	—	303,489
5.00% senior notes due September 2020	614,748	669,846
4.625% senior notes due September 2021	668,347	695,108
5.50% senior notes due January 2023	586,000	600,000
5.10% senior notes due September 2023	342,923	346,576
0.75% senior exchangeable notes due January 2024	450,689	429,982
5.75% senior notes due February 2025	791,502	—
2012 Revolving credit facility	170,000	510,000
2018 Revolving credit facility	—	—
Commercial paper	—	40,000
Other	561	181
	3,624,770	4,055,944
Less: current portion	561	181
Less: deferred financing costs	38,325	27,997
	$3,585,884	$4,027,766

As of December 31, 2018, the principal amount and maturities of our primary debt for each of the five years after 2018 and thereafter are as follows:

	Paid at Maturity
	(In thousands)
2019	$—
2020	785,271	(1)
2021	668,999	(2)
2022	—
2023	929,519	(3)
Thereafter	1,366,502	(4)
	$3,750,291

(1)	Represents our 5.0% senior notes due September 2020 and amounts outstanding under our 2012 Revolving Credit Facility due July 2020.

(2)	Represents our 4.625% senior notes due September 2021.

(3)	Represents our 5.50% senior notes due January 2023 and 5.10% senior notes due September 2023.

(4)	Represents our 0.75% senior exchangeable notes due January 2024 and 5.75% senior notes due February 2025.

Nabors Delaware’s various fixed rate debt securities comprised of our 5.00%, 4.625%, 5.50% and 5.10% and 5.75% senior unsecured notes are fully and unconditionally guaranteed by us. The notes rank equal in right of payment to all of Nabors Delaware’s existing and future senior unsubordinated debt. The notes rank senior in right of payment to all of Nabors Delaware’s existing and future senior subordinated and subordinated debt. Our guarantee of the notes is unsecured and ranks equal in right of payment to all of our unsecured and unsubordinated indebtedness from time to time outstanding. The notes are subject to redemption by Nabors Delaware, in whole or in part, at any time generally at a redemption price equal to the greater of (i) 100% of the principal amount of the notes then outstanding to be redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest, determined in the manner set forth in the applicable indenture. In the event of a change in control triggering event, as defined in the indenture, the holders of notes may require Nabors Delaware to purchase all or any part of each note in cash equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase, except to the extent

Nabors Delaware has exercised its right to redeem the notes. The notes have customary covenants, including limitations on the incurrence of liens and entering into sale and leaseback transactions as well as customary events of default.

During 2018, 2017 and 2016, we repurchased $873.0 million, $367.9 million, and $152.7 million aggregate principal amount of our senior unsecured notes for approximately $906.5 million, $381.7 million and $157.5 million, respectively, in cash, reflecting principal, accrued and unpaid interest. In connection with such repurchases, during 2018 and 2017 we recognized net losses of approximately $5.3 million and $16.0 million, respectively, which represents the premiums paid in connection with these repurchases or redemptions. During 2016, we recognized a net gain of approximately $6.7 million. These amounts are included in impairments and other charges in our consolidated statement of income (loss).

5.75% Senior Notes Due February 2025

In January 2018, Nabors Delaware issued $800 million in aggregate principal amount of 5.75% senior unsecured notes due February 1, 2025, which are fully and unconditionally guaranteed by Nabors. The notes subsequently were exchanged for notes registered under the Securities Act pursuant to an exchange offer that took place in August 2018. The notes pay interest semi-annually on February 1 and August 1, beginning on August 1, 2018, and will mature on February 1, 2025.

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

In connection with the pricing of the notes, we entered into privately negotiated capped call transactions which are expected to reduce potential dilution to common shares and/or offset potential cash payments required to be made in excess of the principal amount upon any exchange of notes. Such reduction and/or offset is subject to a cap representing a price per share of $31.45, an approximately 75.0% premium over our share price of $17.97 as of the pricing date of the transaction. The capped call meets the definition of a derivative under ASC 815, Derivatives and Hedging, as it has an underlying (the Company’s share price), a notional amount (the number of underlying shares to be purchased per option), an initial net investment less (by more than a nominal amount) than the amount that would have to be paid to own the underlying and provides for a default net share settlement (but could also be settled in cash at the election of the Company). However, the capped call meets the derivative scope exception under ASC 815 for instruments indexed to the Company’s own stock and classified in shareholders’ equity and therefore was initially recorded in equity. Until such time as the Company elects a settlement method for the exchangeable notes, the capped call transaction will continue to be accounted for as equity. At conversion, if the Company elects to partially settle the notes in cash in excess of the principal amount, or fully in cash, the capped call will be subject to mark to market through earnings as a derivative until such settlement is paid.

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

2018 Revolving Credit Facility

On October 11, 2018, Nabors Delaware, Nabors Drilling Canada Limited, an Alberta corporation (“Nabors Canada”), Nabors and certain other of Nabors’ wholly owned subsidiaries entered into a new five-year unsecured revolving facility with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent (the “2018 Revolving Credit Facility”). The 2018 Revolving Credit Facility has a borrowing capacity of $1.267 billion and is fully and unconditionally guaranteed by Nabors and certain of its wholly owned subsidiaries. The 2018 Revolving Credit Facility matures at the earlier of (a) October 11, 2023 and (b) July 19, 2022, if any of Nabors Delaware’s existing 5.5% senior notes due January 2023 remain outstanding as of such date. Certain lenders have committed to provide Nabors Delaware an aggregate principal amount of $1.227 billion under the 2018 Revolving Credit Facility, which may be drawn in U.S. dollars, and HSBC Bank Canada has committed to provide Nabors Canada an aggregate principal amount of $40 million in U.S. dollar equivalent, which can be drawn upon in either U.S. or Canadian dollars. The 2018 Revolving Credit Facility contains certain affirmative and negative covenants, including a financial covenant requiring Nabors to maintain a net debt to capitalization ratio not in excess of 0.60:1. Additionally, during any period in which Nabors Delaware fails to maintain an investment grade rating from at least two ratings agencies, the guarantors under the facility and their respective subsidiaries will be required to maintain an asset to debt coverage ratio (as defined in the 2018 Revolving Credit Facility) of at least 2.50:1. As of the date of this report, we had no borrowings outstanding under our 2018 Revolving Credit Facility. In order to make any future borrowings under the 2018 Revolving Credit Facility, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

2012 Revolving Credit Facility

In connection with the 2018 Revolving Credit Facility, on October 11, 2018, Nabors Delaware entered into Amendment No. 3 to its existing credit agreement dated November 29, 2012 (as amended, including such amendment, the “2012 Revolving Credit Facility”), among itself, Nabors, Nabors Canada, HSBC Bank Canada, the other lenders party thereto, Citibank, N.A., and Wilmington Trust, National Association, as successor administrative agent (the “Amendment”). The Amendment, among other things, provides for Citibank, N.A.’s resignation as administrative agent and the appointment of Wilmington Trust, National Association as administrative agent, reduces the overall commitments available to $666.25 million and provides for certain lenders to exit the facility in order to become lenders under the 2018 Revolving Credit Facility. Availability under the 2012 Revolving Credit Facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. As of December 31, 2018, we had $170.0 million in borrowings outstanding under this facility. The weighted average interest rate on borrowings during the year ended December 31, 2018 was 3.58%. The 2012 Revolving Credit Facility matures on July 14, 2020.

As of the date of this report, we were in compliance with all covenants under the 2018 Revolving Credit Facility and 2012 Revolving Credit Facility. If we fail to perform our obligations under the covenants, including financial covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable.

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

Short‑Term Borrowings

We had 15 letter‑of‑credit facilities with various banks as of December 31, 2018. Availability and borrowings under our letter-of-credit facilities are as follows:

December 31,
2018
(In thousands)
Credit available	$759,321
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	105,036
Remaining availability	$654,285

Note 12 Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
United States and Other Jurisdictions	2018	2017	2016
	(In thousands)
United States	$(119,419)	$(369,162)	$(728,589)
Other jurisdictions	(399,375)	(210,922)	(469,486)
Income (loss) from continuing operations before income taxes	$(518,794)	$(580,084)	$(1,198,075)

Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended December 31,
	2018	2017	2016

	(In thousands)
Current:
U.S. federal	$(32,351)	$(160,761)	$(19,937)
Outside the U.S.	32,928	59,491	31,846
State	1,811	(810)	2,871
	$2,388	$(102,080)	$14,780
Deferred:
U.S. federal	$37,476	$49,020	$(164,297)
Outside the U.S.	39,518	(26,684)	(14,641)
State	(113)	(3,226)	(22,673)
	$76,881	$19,110	$(201,611)
Income tax expense (benefit)	$79,269	$(82,970)	$(186,831)

A reconciliation of our statutory tax rate to our worldwide effective tax rate consists of the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Income tax provision at statutory (Bermuda rate of 0%)	$—	$—	$—
Taxes (benefit) on U.S. and other international earnings (losses) at greater than the Bermuda rate	49,375	(98,119)	(181,426)
Increase (decrease) in valuation allowance	38,822	29,165	17,865
Impact of Tax Reform Act	—	138,635	—
Tax reserves and interest	(10,626)	(148,615)	(3,468)
State income taxes (benefit)	1,698	(4,036)	(19,802)
Income tax expense (benefit)	$79,269	$(82,970)	$(186,831)
Effective tax rate	(15.3%)	14.3%	15.6%

The increase in tax expense during 2018 was primarily attributable to the change in our geographic mix of pre-tax earnings (losses), primarily due to pre-tax earnings in certain high tax jurisdictions causing a net income tax despite a consolidated pre-tax loss. In addition, management has continued to assess the Company’s ability to more likely than not realize deferred tax assets associated with our Canada Drilling operations and concluded during the fourth quarter of 2018 that the pace of market recovery did not support realization at this time. Accordingly, a non-cash expense of $52 million was recorded to reflect the valuation allowance.

The components of our net deferred taxes consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$1,967,910	$1,974,658
Equity compensation	7,038	10,281
Deferred revenue	16,494	14,005
Tax credit and other attribute carryforwards	100,752	131,640
Insurance loss reserves	2,451	6,626
Accrued interest	206,088	234,033
Other	82,167	80,492
Subtotal	2,382,900	2,451,735
Valuation allowance	(1,917,390)	(1,869,490)
Deferred tax assets:	$465,510	$582,245
Deferred tax liabilities:
Depreciation and amortization for tax in excess of book expense	$102,810	$146,448
Other	23,920	27,132
Deferred tax liability	$126,730	$173,580
Net deferred tax assets (liabilities)	$338,780	$408,665
Balance Sheet Summary:
Net noncurrent deferred tax asset (1)	$345,091	$419,003
Net noncurrent deferred tax liability	(6,311)	(10,338)
Net deferred tax asset (liability)	$338,780	$408,665

(1)	This amount is included in other long-term assets.

For U.S. federal income tax purposes, we have net operating loss (“NOL”) carryforwards of approximately $578.0 million. Of that amount, $442.0 million will expire between 2030 and 2036 if not utilized. Additionally, we have NOL carryforwards in other jurisdictions of approximately $7.1 billion of which $526.0 million, if not utilized, will expire at various times from 2019 to 2038. We provide a valuation allowance against NOL carryforwards in various tax jurisdictions based on our consideration of existing temporary differences and expected future earning levels in those jurisdictions. We have recorded a deferred tax asset of approximately $1.67 billion as of December 31, 2018 relating to NOL carryforwards that have an indefinite life in several jurisdictions. A valuation allowance of approximately $1.70 billion has been recognized because we believe it is more likely than not that substantially all of the deferred tax asset will not be realized.

In addition, for state income tax purposes, we have NOL carryforwards of approximately $780.0 million that, if not utilized, will expire at various times from 2019 to 2038.

The following is a reconciliation of our uncertain tax positions:

	Year Ended December 31,
	2018		2017		2016
	(In thousands)
Balance as of January 1	$33,203		$179,255		$188,376
Additions based on tax positions related to the current year	—		—		—
Additions for tax positions of prior years	308		25,119	(2)	3,873
Reductions for tax positions for prior years	(7,800)	(1)	(171,171)	(3)	(11,547)	(4)
Settlements	—		—		(1,447)
Balance as of December 31	$25,711		$33,203		$179,255

(1)	Includes $4.8 million reduction in Mexico, $1.0 million in Saudi Arabia and $2.0 million in Egypt.

(2)	Includes $12.0 million addition in Norway, $9.0 million in the U.S. and $2.0 million in Egypt.

(3)	Includes $167.0 million related to internal restructuring.

(4)

Includes $7.2 million related to the expiration of statute of limitations in Australia, Algeria and Mexico, a $2.0 million reduction to Trinidad and $2.1 million related to foreign currency translation.

If the reserves of $25.7 million are not realized, this would favorably impact the worldwide effective tax rate. As of December 31, 2018, 2017 and 2016, we had approximately $6.7 million, $9.7 million and $9.2 million, respectively, of interest and penalties related to uncertain tax positions. During 2018, 2017 and 2016, we accrued and recognized estimated interest and penalties related to uncertain tax positions of approximately $1.0 million, $0.5 million and $0.6 million, respectively. We include potential interest and penalties related to uncertain tax positions within our global operations in the income tax expense (benefit) line item in our consolidated statements of income (loss).

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

Note 13 Shareholders’ Equity

Common shares

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

In May 2018, we issued 35,000,000 of our common shares at a price to the public of $7.75 per share. In connection with this offering, in June 2018 the underwriters exercised in full their option to purchase 5,250,000 additional common shares. Nabors received aggregate net proceeds of approximately $301.4 million after deducting underwriting discounts, commissions and offering expenses.

During 2017, with approval of the Board, we repurchased 3.1 million of our common shares in the open market for $18.1 million, all of which are held by our subsidiaries, and which are accounted for as treasury shares.

From time to time, treasury shares may be reissued. When shares are reissued, we use the weighted‑average‑cost method for determining cost. The difference between the cost of the shares and the issuance price is added to or deducted from our capital in excess of par value account. No shares have been reissued during 2018, 2017 or 2016.

In 2018, 2017 and 2016, the Compensation Committee of our Board granted restricted share awards to some of our executive officers, other key employees, and independent directors. We awarded 4,460,592, 1,989,915, and 3,919,696 restricted shares at an average market price of $6.40, $13.08 and $9.85 to these individuals for 2018, 2017 and 2016, respectively. See Note 7—Share-Based Compensation for a summary of our restricted stock and option awards as of December 31, 2018.

On February 23, 2018, a cash dividend of $0.06 per share was declared for shareholders of record on March 13, 2018. The dividend was paid on April 3, 2018 in the amount of $19.1 million. On April 20, 2018, a cash dividend of $0.06 per common share was declared for shareholders of record on June 12, 2018. The dividend was paid on July 3, 2018 in the amount of $21.5 million.  On July 27, 2018, a cash dividend of $0.06 per common share was declared for shareholders of record on September 11, 2018. The dividend was paid on October 2, 2018 in the amount of $21.4 million. On November 6, 2018, a cash dividend of $0.06 per common share was declared for shareholders of record on December 13, 2018. The dividend was paid on January 3, 2019 in the amount of $21.0 million. These dividends were charged to retained earnings in our consolidated statement of changes in equity for the year ended December 31, 2018.

On February 22, 2019, a cash dividend of $0.01 per share was declared for shareholders of record on March 12, 2019 and will be paid on April 2, 2019.

Convertible Preferred Shares

In May 2018, we issued 5,750,000 (including the underwriters option for 750,000) of our 6% Series A Mandatory Convertible Preferred Shares (the “mandatory convertible preferred shares”), par value $.001 per share, with a liquidation preference of $50 per share. Nabors received aggregate net proceeds of approximately $277.9 million after deducting underwriting discounts, commissions and offering expenses.

The dividends on the mandatory convertible preferred shares are payable on a cumulative basis at a rate of 6% annually on the initial liquidation preference of $50 per share. Dividends accumulate and are paid quarterly to the extent that we have available funds and our Board of Directors declares a dividend payable. We may elect to pay any accumulated and unpaid dividends in cash or common shares or any combination thereof. At issuance, each mandatory convertible preferred share was automatically convertible into between 5.3763 and 6.4516 of our common shares based on the average share price over a period of twenty consecutive trading days ending prior to May 1, 2021, subject to anti-dilution adjustments. As a result of the dividends paid on our common shares since the offering, the conversion rate for each mandatory convertible preferred share has been adjusted to between 5.5775 and 6.6931 of our common shares. At any time prior to May 1, 2021, a holder of mandatory convertible preferred shares may convert such mandatory convertible preferred shares into our common shares at the minimum conversion rate, subject to adjustment.

On June 6, 2018, a cash dividend of $0.64 per mandatory convertible preferred share was declared for shareholders of record on July 13, 2018. The dividend was paid on August 1, 2018 in the amount of $3.7 million. On July 27, 2018, a cash dividend of $0.75 per mandatory convertible preferred share was declared for shareholders of record on October 15, 2018. The dividend was paid on November 1, 2018 in the amount of $4.3 million. On November 6, 2018, a cash dividend of $0.75 per mandatory convertible preferred share was declared for shareholders of record on January 15, 2019. The dividend was paid on February 1, 2019 in the amount of $4.3 million. These dividends were charged to retained earnings in our consolidated statement of changes in equity for the year ended December 31, 2018.

On February 22, 2019, a cash dividend of $0.75 per mandatory convertible preferred share was declared for shareholders of record on April 15, 2019 and will be paid on May 1, 2019.

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

The condensed balance sheet of SANAD, as included in our consolidated balance sheet, is presented below.

	December 31,
	2018	2017
	(In thousands)
Assets:
Cash and cash equivalents	$211,618	$94,496
Accounts receivable	73,699	10,580
Other current assets	17,198	10,834
Property, plant and equipment, net	457,963	130,218
Other long-term assets	36,583	23,091
Total assets	$797,061	$269,219
Liabilities:
Accounts payable	$60,087	$7,236
Accrued liabilities	8,530	2,592
Total liabilities	$68,617	$9,828

The assets of SANAD cannot be used by Nabors for general corporate purposes. Additionally, creditors of SANAD do not have recourse to other assets of Nabors.

Note 15 Pension, Postretirement and Postemployment Benefits

Pension Plans

In conjunction with our acquisition of Pool Energy Services Co. (“Pool”) in November 1999, we acquired the assets and liabilities of a defined benefit pension plan, the Pool Company Retirement Income Plan (the “Pool Pension Plan”). Benefits under the Pool Pension Plan are frozen and participants were fully vested in their accrued retirement benefit on December 31, 1998. The unfunded liability was $5.3 million and $6.7 million as of December 31, 2018 and 2017, respectively, and our net periodic benefit expense was $0.8 million, $1.2 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Note 16 Related‑Party Transactions

Nabors and certain current and former key employees, including Mr. Petrello, entered into split‑dollar life insurance agreements, pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in some instances, members of their families. These agreements provide that we are reimbursed for the premium payments upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could be limited to the cash surrender value of the policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $6.6 million related to these policies. The cash surrender value of these policies of approximately $6.0 million is included in other long‑term assets in our consolidated balance sheets as of December 31, 2018 and 2017.

Under the Sarbanes‑Oxley Act of 2002, the payment of premiums by Nabors under the agreements could be deemed to be prohibited loans by us to these individuals. Consequently, we have paid no premiums related to our agreements with these individuals since the adoption of the Sarbanes‑Oxley Act.

In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our unconsolidated affiliates at market prices. Historically, these transactions primarily related to our former equity method investment in Nabors Arabia. During 2017, our joint venture with Saudi Aramco, SANAD, began operations.  As such, we have included transactions with Saudi Aramco effective as of the commencement of operations of SANAD. See Note 14 — Joint Ventures. Revenues from business transactions with these affiliated entities totaled $723.8 million and $65.7 million for 2018 and 2017, respectively. Expenses from business transactions with these affiliated entities totaled $0.2 million for 2018 and $0.1 million for 2017 and 2016. Additionally, we had accounts receivable from these affiliated entities of $122.9 million as of December 31, 2018, and $54.2 million as of December 31, 2017. We had long‑term payables with these affiliated entities of $0.8 million as of December 31, 2017, which are included in other long-term liabilities.

In addition, Mr. Crane, one of our independent directors, is Chairman and Chief Executive Officer of Crane Capital Group Inc. (“CCG”), an investment company that indirectly owns a majority interest in several operating companies, some of which have provided services to us in the ordinary course of business, including international logistics and electricity. During 2018, 2017 and 2016, we made payments for these services of $19.9 million, $14.6 million and $23.5 million, respectively. We had accounts payable to these CCG‑related companies of $0.8 million as of December 31, 2018 and 2017.

Note 17 Commitments and Contingencies

Commitments

Under the joint venture agreement with Saudi Aramco, the agreement requires us to backstop our share of the joint venture’s obligations to purchase the first 25 drilling rigs in the event that there is insufficient cash in the joint venture or third party financing available. Although we currently anticipate that the future rig purchase needs will be met by cash flows from the joint venture and/or third party financing, no assurance can be given that the joint venture will not require us to fund our backstop.

Leases

Nabors and its subsidiaries occupy various facilities and lease certain equipment under various lease agreements.

The minimum rental commitments under non‑cancelable operating leases, with lease terms in excess of one year subsequent to December 31, 2018, were as follows:

(In thousands)
2019	$10,701
2020	7,104
2021	3,774
2022	2,356
2023	1,538
Thereafter	7,482
$32,955

The above amounts do not include property taxes, insurance or normal maintenance that the lessees are required to pay. Rental expense relating to operating leases with terms greater than 30 days amounted to $18.7 million, $15.0 million and $15.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Minimum Volume Commitment

We have contracts with pipeline companies to pay specified fees based on committed volumes for gas transport and processing. Our pipeline contractual commitments as of December 31, 2018 was $2.4 million. The final commitment period is for the period ending May 2019. Note 4—Assets Held for Sale and Discontinued Operations for additional discussion.

Contingencies

Income Tax Contingencies

We operate in a number of countries and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We do not recognize the benefit of income tax positions we believe are more likely than not to be disallowed upon challenge by a tax authority. If any tax authority successfully challenges our operational structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries, if the terms of certain income tax treaties are interpreted in a manner that is adverse to our structure, or if we lose a material tax dispute in any country, our effective tax rate on our worldwide earnings could change substantially.

We received an assessment from a tax authority in Latin America in connection with a 2007 income tax return. The assessment related to the denial of depreciation expense deductions related to drilling rigs. Similar deductions were taken in 2009. Although Nabors and its tax advisors believed these deductions were appropriate, the contingency was partially reserved. The audit period has since been closed and the reserve was released during 2018.

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

Political risk insurance is procured for select operations in South America, Africa, the Middle East and Asia. Losses are subject to minimal deductibles, except for Colombia, which is subject to a $0.5 million deductible. Political risk insurance is not available for our operations in Venezuela. There is no assurance that such coverage will adequately protect Nabors against liability from all potential consequences.

As of December 31, 2018 and 2017, our self‑insurance accruals totaled $143.3 million and $150.9 million, respectively, and our related insurance recoveries/receivables were $30.5 million and $29.0 million as of December 31, 2018 and 2017, respectively.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $24.6 million (at December 31, 2018 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $16.6 million in excess of amounts accrued.

On September 29, 2017, Nabors and Nabors Maple Acquisition Ltd. were sued, along with Tesco Corporation and its Board of Directors, in a putative shareholder class action filed in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff alleges that the September 18, 2017 Preliminary Proxy Statement filed by Tesco with the United States Securities and Exchange Commission omitted material information with respect to the proposed transaction between Tesco and Nabors announced on August 14, 2017.  The plaintiff claims that the omissions rendered the Proxy Statement false and misleading, constituting a violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. The court consolidated several matters and entered a lead plaintiff appointment order. The plaintiff filed their amended complaint, adding Nabors Industries, Ltd. as a party to the consolidated action. Nabors has filed its motion to dismiss and will vehemently defend itself against the allegations.

Following a routine audit conducted in May and June of 2018 by the Atyrau Oblast Ecology Department (the “AOED”), our joint venture in Kazakhstan, KMG Nabors Drilling Company (“KNDC”), was administratively fined for not having emissions permits for KNDC owned or leased equipment.  Prior to this audit, the AOED had always accepted the operator’s permits for all of their subcontractors. However, because of major personnel changes, AOED changed this position and is now requiring that the owner/lessor of the equipment that emits the pollutants must have its own permits. Administrative fines has been issued to KNDC and paid in the amount of $0.8 million for violations regarding the failure to have proper permits, and consequently additional “environmental damages” that have been created during the period while KNDC did not hold its’ own permit for the emissions are pending that could exceed $3.4 million. Additional damages in the form of later year audits and taxes could become due as well exposing KNDC to possible additional penalties and fines in the amount estimated up to approximately $4.0 million.  KNDC believes and is taking a stance per which the operator of the wells has a contractual obligation to reimburse KNDC for any and all such fines. The operator initially agreed, but then reversed its position in late 2018. In addition, KNDC has challenged the AOED’s decision both administratively and through the courts. The administrative appeal remains pending. The original administrative decision has been affirmed in the lower courts, and on February 6, 2019, the decision was appealed to the Supreme Court. The initial hearing in the Supreme Court is scheduled for March 14, 2019.  Nabors intends to vigorously defend itself and pursue all remedies at its disposal.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2018	2019	2020	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$25,244	163,285	407	—	$188,936

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

Diluted earnings (losses) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and unvested restricted stock. Shares issuable upon exchange of the $575 million 0.75% exchangeable notes are not included in the calculation of diluted earnings (losses) per share unless the exchange value of the notes exceeds their principal amount at the end of the relevant reporting period, in which case the notes will be accounted for as if the number of common shares that would be necessary to settle the excess are issued. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings (losses) per share calculation, when the price of our shares exceeds $25.16 on the last trading day of the quarter, which did not occur during the year ended December 31, 2018.

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(598,063)	$(497,114)	$(1,011,244)
Less: net (income) loss attributable to noncontrolling interest	(28,222)	(6,178)	(135)
Less: preferred stock dividends	(12,305)	—	—
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(11,098)	—	—
Less: distributed and undistributed earnings allocated to unvested shareholders	(1,819)	13,210	22,730
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(651,507)	$(490,082)	$(988,649)
Income (loss) from discontinued operations, net of tax	$(14,663)	$(43,519)	$(18,363)

Weighted-average number of shares outstanding - basic	334,397	280,653	276,475
Earnings (losses) per share:
Basic from continuing operations	$(1.95)	$(1.75)	$(3.58)
Basic from discontinued operations	(0.04)	(0.15)	(0.06)
Total Basic	$(1.99)	$(1.90)	$(3.64)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(651,507)	$(490,082)	$(988,649)
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(651,507)	$(490,082)	$(988,649)
Income (loss) from discontinued operations, net of tax	$(14,663)	$(43,519)	$(18,363)

Weighted-average number of shares outstanding - basic	334,397	280,653	276,475
Add: dilutive effect of potential common shares	—	—	—
Weighted-average number of shares outstanding - diluted	334,397	280,653	276,475
Earnings (losses) per share:
Diluted from continuing operations	$(1.95)	$(1.75)	$(3.58)
Diluted from discontinued operations	(0.04)	(0.15)	(0.06)
Total Diluted	$(1.99)	$(1.90)	$(3.64)

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

	Year Ended December 31,
	2018	2017	2016
	(In thousands)

Potentially dilutive securities excluded as anti-dilutive	4,341	4,534	5,372

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

Additionally, we excluded 38.5 million common shares from the computation of diluted shares issuable upon the conversion of mandatory convertible preferred shares, because their effect would be anti-dilutive under the if-converted method.

Note 19 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	December 31,
	2018	2017
	(In thousands)
Accrued compensation	$92,358	$130,970
Deferred revenue and proceeds on insurance and asset sales	149,266	218,370
Other taxes payable	33,199	32,095
Workers’ compensation liabilities	16,316	13,987
Interest payable	59,718	65,642
Litigation reserves	24,926	18,830
Current liability to discontinued operations	2,445	6,074
Dividends declared and payable	25,330	17,148
Other accrued liabilities	14,354	29,928
	$417,912	$533,044

Investment income (loss) includes the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)

Interest and dividend income	$4,957	$2,227	$1,215
Gains (losses) on marketable securities	(14,456)	(1,033)	(32)
	$(9,499)	$1,194	$1,183

Other, net includes the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$11,789	$19,026	$14,830
Charges related to our CJES holdings (1)	—	—	12,879
Litigation expenses and reserves	9,939	1,273	3,936
Foreign currency transaction losses (gains)	4,156	1,603	5,669
Other losses (gains)	3,648	(7,022)	6,860
	$29,532	$14,880	$44,174

(1) Includes legal and professional fees incurred primarily in connection with preserving our interests in CJES. See Note 9 – Investments in Unconsolidated Affiliates.

The changes in accumulated other comprehensive income (loss), by component, include the following:

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2017	$(1,296)	$14,235	$(3,760)	$(21,298)	$(12,119)
Other comprehensive income (loss) before reclassifications	—	(6,061)	(475)	28,372	21,836
Amounts reclassified from accumulated other comprehensive income (loss)	374	970	124	—	1,468
Net other comprehensive income (loss)	374	(5,091)	(351)	28,372	23,304
As of December 31, 2017	$(922)	$9,144	$(4,111)	$7,074	$11,185

(1)	All amounts are net of tax.

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2018	$(922)	$9,144	$(4,111)	$7,074	$11,185
Other comprehensive income (loss) before reclassifications	—	—	—	(31,962)	(31,962)
Amounts reclassified from accumulated other comprehensive income (loss)	430	—	166	—	596
Adoption of ASU No. 2016-01	—	(9,144)	—	—	(9,144)
Net other comprehensive income (loss)	430	(9,144)	166	(31,962)	(40,510)
As of December 31, 2018	$(492)	$—	$(3,945)	$(24,888)	$(29,325)

(1)	All amounts are net of tax.

The line items that were reclassified to net income include the following:

Line item in consolidated statement of income (loss)

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Impairments and other charges	$—	$970	$3,495
Interest expense	567	613	613
General and administrative expenses	216	200	1,061
Other expense (income), net	—	—	3,059
Total income (loss) from continuing operations before income tax	(783)	(1,783)	(8,228)
Tax expense (benefit)	(187)	(315)	(1,551)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(596)	$(1,468)	$(6,677)

Supplemental cash flow information includes the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash paid for income taxes	$11,383	$20,581	$34,479
Cash paid for interest, net of capitalized interest	$202,803	$191,986	$184,445
Net change in accounts payable related to capital expenditures	$(8,556)	$(35,227)	$22,920
Non-cash increase in assets attributable to redeemable noncontrolling interest in subsidiary	$43,928	$142,875	$—
Acquisitions of businesses:
Fair value of assets acquired	$48,053	$280,709	$—
Goodwill	11,436	5,690	—
Liabilities assumed	(34,489)	(55,742)	—
Share issuance as consideration (non-cash financing activity)	—	(178,993)	—
Payments on future consideration	—	—	22,278
Cash paid for acquisitions of businesses	25,000	51,664	22,278
Cash and restricted cash acquired in acquisitions of businesses	(4,141)	(63,983)	—
Cash (acquired in) paid for acquisitions of businesses, net	$20,859	$(12,319)	$22,278

Note 20 Unaudited Quarterly Financial Information

	Year Ended December 31, 2018
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Operating revenues	$734,194	$761,920	$779,425	$782,080
Income (loss) from continuing operations, net of tax	$(143,587)	$(195,215)	$(93,710)	$(165,551)
Income (loss) from discontinued operations, net of tax	(75)	(584)	(13,933)	(71)
Net income (loss)	(143,662)	(195,799)	(107,643)	(165,622)
Less: Net (income) loss attributable to noncontrolling interest	(539)	(2,953)	(6,934)	(17,796)
Net income (loss) attributable to Nabors	$(144,201)	$(198,752)	$(114,577)	$(183,418)
Less: Preferred stock dividend	—	(3,680)	(4,313)	(4,312)
Net income (loss) attributable to Nabors common shareholders	$(144,201)	$(202,432)	$(118,890)	$(187,730)
Earnings (losses) per share: (1)
Basic from continuing operations	$(0.46)	$(0.61)	$(0.31)	$(0.55)
Basic from discontinued operations	—	—	(0.04)	—
Total Basic	$(0.46)	$(0.61)	$(0.35)	$(0.55)
Diluted from continuing operations	$(0.46)	$(0.61)	$(0.31)	$(0.55)
Diluted from discontinued operations	—	—	(0.04)	—
Total Diluted	$(0.46)	$(0.61)	$(0.35)	$(0.55)

	Year Ended December 31, 2017
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)

Operating revenues	$562,550	$631,355	$662,103	$708,277
Income (loss) from continuing operations, net of tax	$(147,628)	$(115,476)	$(119,285)	$(114,725)
Income (loss) from discontinued operations, net of tax	(439)	(15,504)	(27,134)	(442)
Net income (loss)	(148,067)	(130,980)	(146,419)	(115,167)
Less: Net (income) loss attributable to noncontrolling interest	(917)	(1,971)	(2,113)	(1,177)
Net income (loss) attributable to Nabors	$(148,984)	$(132,951)	$(148,532)	$(116,344)
Less: Preferred stock dividend	—	—	—	—
Net income (loss) attributable to Nabors common shareholders	$(148,984)	$(132,951)	$(148,532)	$(116,344)
Earnings (losses) per share: (1)
Basic from continuing operations	$(0.52)	$(0.41)	$(0.42)	$(0.40)
Basic from discontinued operations	—	(0.05)	(0.10)	—
Total Basic	$(0.52)	$(0.46)	$(0.52)	$(0.40)
Diluted from continuing operations	$(0.52)	$(0.41)	$(0.42)	$(0.40)
Diluted from discontinued operations	—	(0.05)	(0.10)	—
Total Diluted	$(0.52)	$(0.46)	$(0.52)	$(0.40)

(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.
(2)

Note 21 Segment Information

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

The following table sets forth financial information with respect to our reportable operating segments:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Operating revenues:
U.S. Drilling	$1,083,227	$805,223	$554,072
Canada Drilling	105,000	82,929	51,472
International Drilling	1,469,038	1,474,060	1,508,890
Drilling Solutions	250,242	140,701	63,759
Rig Technologies	270,988	234,542	151,951
Other reconciling items (1)	(120,876)	(173,170)	(102,305)
Total	$3,057,619	$2,564,285	$2,227,839

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$(21,298)	$(213,877)	$(197,710)
Canada Drilling	(6,166)	(22,262)	(36,818)
International Drilling	74,221	108,428	164,677
Drilling Solutions	37,626	16,738	(16,503)
Rig Technologies	(25,762)	(30,964)	(31,981)
Total segment adjusted operating income (loss)	$58,621	$(141,937)	$(118,335)

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total segment adjusted operating income (loss) (2)	$58,621	$(141,937)	$(118,335)
Other reconciling items (3)	(166,815)	(157,043)	(130,976)
Earnings (losses) from unconsolidated affiliates	1	7	(221,914)
Investment income (loss)	(9,499)	1,194	1,183
Interest expense	(227,124)	(222,889)	(185,360)
Impairments and other charges	(144,446)	(44,536)	(498,499)
Other, net	(29,532)	(14,880)	(44,174)
Income (loss) from continuing operations before income taxes	$(518,794)	$(580,084)	$(1,198,075)

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Depreciation and amortization
U.S. Drilling	$394,586	$375,171	$388,367
Canada Drilling	37,172	39,597	42,143
International Drilling	383,227	400,753	411,372
Drilling Solutions	31,037	16,188	18,598
Rig Technologies	16,387	11,530	14,552
Other reconciling items (3)	4,461	(296)	(3,401)
Total	$866,870	$842,943	$871,631

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Capital expenditures:
U.S. Drilling	$222,338	$330,875	$183,146
Canada Drilling	12,981	17,197	4,546
International Drilling	172,565	159,817	169,640
Drilling Solutions	30,709	35,617	21,606
Rig Technologies	12,250	4,715	2,003
Other reconciling items (3)	2,592	(9,030)	33,438
Total	$453,435	$539,191	$414,379

	December 31,
	2018	2017
	(In thousands)
Total assets:
U.S. Drilling	$2,982,974	$3,203,560
Canada Drilling	252,817	347,773
International Drilling	3,320,347	3,540,829
Drilling Solutions	281,078	182,162
Rig Technologies	401,044	459,665
Other reconciling items (3)	615,684	667,995
Total	$7,853,944	$8,401,984

(1)	Represents the elimination of inter-segment transactions.

(2)

Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), impairments and other charges and other, net. Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) from continuing operations before income taxes is provided in the above table.

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

The following table sets forth financial information with respect to Nabors’ operations by geographic area based on the location of service provided:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Operating revenues
U.S.	$1,347,448	$973,464	$642,835
Outside the U.S.	1,710,171	1,590,821	1,585,004
	$3,057,619	$2,564,285	$2,227,839
Property, plant and equipment, net:
U.S.	$2,892,910	$3,163,425	$3,048,749
Outside the U.S.	2,574,960	2,946,140	3,218,834
	$5,467,870	$6,109,565	$6,267,583
Goodwill:
U.S.	$65,633	$54,198	$54,199
Outside the U.S.	118,281	119,028	112,718
	$183,914	$173,226	$166,917

During the years ended December 31, 2018, 2017 and 2016, $764.5 million, $727.7 million and $731.4 million of our consolidated operating revenue was from Saudi Arabia. No other individual country outside of the U.S. was material to our consolidated operating revenue during any of the three periods presented.

One customer accounted for approximately 24%, 29% and 33% of our consolidated operating revenues during the years ended December 31, 2018, 2017 and 2016, respectively, and is included primarily in our International Drilling reportable segment.

Note 22 Revenue Recognition

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

We elected to adopt the standard using the modified retrospective method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. There was no material impact to our consolidated financial statements as a result of adopting ASC 606. Revenues for reporting periods beginning after January 1, 2018 are presented under ASC 606, while revenues prior to January 1, 2018 continue to be reported under previous revenue recognition requirements of ASC 605.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Year Ended
	December 31, 2018

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$910,819	$—	$—	$173,219	$188,550	$—	$1,272,588
U.S. Offshore Gulf of Mexico	122,946	—	—	13,776	—	—	136,722
Alaska	49,462	—	—	3,670	777	—	53,909
Canada	—	105,000	—	5,849	29,682	—	140,531
Middle East & Asia	—	—	888,500	35,486	26,236	—	950,222
Latin America	—	—	360,385	15,350	8,514	—	384,249
Europe, Africa & CIS	—	—	220,153	2,892	17,229	—	240,274
Eliminations & other	—	—	—	—	—	(120,876)	(120,876)
Total	$1,083,227	$105,000	$1,469,038	$250,242	$270,988	$(120,876)	$3,057,619

	Year Ended
	December 31, 2017

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$681,669	$—	$—	$118,574	$211,609	$—	$1,011,852
U.S. Offshore Gulf of Mexico	75,994	—	—	1,021	—	—	77,015
Alaska	47,560	—	—	3,925	623	—	52,108
Canada	—	82,929	—	6,054	7,618	—	96,601
Middle East & Asia	—	—	875,175	7,397	13,493	—	896,065
Latin America	—	—	388,235	3,266	392	—	391,893
Europe, Africa & CIS	—	—	210,650	464	807	—	211,921
Eliminations & other	—	—	—	—	—	(173,170)	(173,170)
Total	$805,223	$82,929	$1,474,060	$140,701	$234,542	$(173,170)	$2,564,285

	Year Ended
	December 31, 2016

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$402,415	$—	$—	$49,377	$133,271	$—	$585,063
U.S. Offshore Gulf of Mexico	79,730	—	—	252	—	—	79,982
Alaska	71,927	—	—	3,036	555	—	75,518
Canada	—	51,472	—	4,572	8,968	—	65,012
Middle East & Asia	—	—	894,216	5,152	9,157	—	908,525
Latin America	—	—	306,042	1,157	—	—	307,199
Europe, Africa & CIS	—	—	308,632	213	—	—	308,845
Eliminations & other	—	—	—	—	—	(102,305)	(102,305)
Total	$554,072	$51,472	$1,508,890	$63,759	$151,951	$(102,305)	$2,227,839

Contract balances

We perform our obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. We recognize a contract asset or liability when we transfer goods or services to a customer and bill an amount which differs from the revenue allocated to the related performance obligations.

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on our consolidated balance sheet. In general, we receive payments from customers based on dayrates as stipulated in our contracts (i.e. operating rate, standby rate). The invoices billed to the customer are based on the varying rates applicable to the operating status on each rig. Accounts receivable are recorded when the right to consideration becomes unconditional.

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows (in millions):

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

As of December 31, 2017	$738.0	$67.0	$46.9	$218.4	$135.0
As of December 31, 2018	$791.2	$55.8	$32.3	$116.7	$69.7

Approximately 60% of the contract liability balance at the beginning of the period was recognized as revenue during 2018 and 23% is expected to be recognized during 2019. The remaining 17% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2020 or thereafter.

Additionally, 59% of the contract asset balance at the beginning of the period was recognized as expense during 2018 and 27% is expected to be recognized during 2019. The remaining 14% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2020 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

Note 23 Condensed Consolidating Financial Information

Nabors has fully and unconditionally guaranteed all of the issued public debt securities of Nabors Delaware, a 100% wholly-owned subsidiary. The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware is not required to be filed with the SEC. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The following condensed consolidating financial information presents condensed consolidating balance sheets as of December 31, 2018 and 2017, and statements of income (loss), statements of comprehensive income (loss) and the statements of cash flows for the years ended December 31, 2018, 2017 and 2016 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non‑guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	December 31, 2018
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$474	$42	$447,250	$—	$447,766
Short-term investments	—	—	34,036	—	34,036
Accounts receivable, net	—	—	756,320	—	756,320
Inventory, net	—	—	165,587	—	165,587
Assets held for sale	—	—	12,250	—	12,250
Other current assets	50	433	177,121	—	177,604
Total current assets	524	475	1,592,564	—	1,593,563
Property, plant and equipment, net	—	—	5,467,870	—	5,467,870
Goodwill	—	—	183,914	—	183,914
Intercompany receivables	95,946	218,129	2,611	(316,686)	—
Investment in consolidated affiliates	2,658,827	5,494,886	4,079,269	(12,232,982)	—
Deferred income taxes	—	388,089	345,091	(388,089)	345,091
Other long-term assets	—	142	277,689	(14,325)	263,506
Total assets	$2,755,297	$6,101,721	$11,949,008	$(12,952,082)	$7,853,944

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$561	$—	$561
Trade accounts payable	132	14	392,697	—	392,843
Accrued liabilities	28,815	62,830	326,267	—	417,912
Income taxes payable	—	—	20,761	—	20,761
Total current liabilities	28,947	62,844	740,286	—	832,077
Long-term debt	—	3,600,209	—	(14,325)	3,585,884
Other long-term liabilities	—	29,331	245,154	—	274,485
Deferred income taxes	—	—	394,400	(388,089)	6,311
Intercompany payable	25,500	—	291,186	(316,686)	—
Total liabilities	54,447	3,692,384	1,671,026	(719,100)	4,698,757
Redeemable noncontrolling interest in subsidiary	—	—	404,861	—	404,861
Shareholders’ equity	2,700,850	2,409,337	9,823,645	(12,232,982)	2,700,850
Noncontrolling interest	—	—	49,476	—	49,476
Total equity	2,700,850	2,409,337	9,873,121	(12,232,982)	2,750,326
Total liabilities and equity	$2,755,297	$6,101,721	$11,949,008	$(12,952,082)	$7,853,944

	December 31, 2017
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$1,091	$44	$335,862	$—	$336,997
Short-term investments	—	—	28,369	—	28,369
Accounts receivable, net	—	—	698,477	—	698,477
Inventory, net	—	—	166,307	—	166,307
Assets held for sale	—	—	37,052	—	37,052
Other current assets	50	56	180,028	—	180,134
Total current assets	1,141	100	1,446,095	—	1,447,336
Property, plant and equipment, net	—	—	6,109,565	—	6,109,565
Goodwill	—	—	173,226	—	173,226
Intercompany receivables	133,602	481,092	—	(614,694)	—
Investment in consolidated affiliates	2,799,320	5,531,799	3,799,933	(12,131,052)	—
Deferred income taxes	—	333,349	419,003	(333,349)	419,003
Other long-term assets	—	78	324,919	(72,143)	252,854
Total assets	$2,934,063	$6,346,418	$12,272,741	$(13,151,238)	$8,401,984

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$181	$—	$181
Trade accounts payable	147	124	363,145	—	363,416
Accrued liabilities	21,100	67,760	444,184	—	533,044
Income taxes payable	—	—	22,835	—	22,835
Total current liabilities	21,247	67,884	830,345	—	919,476
Long-term debt	—	4,099,909	—	(72,143)	4,027,766
Other long-term liabilities	—	16,284	285,349	—	301,633
Deferred income taxes	—	—	343,687	(333,349)	10,338
Intercompany payable	1,000	—	613,694	(614,694)	—
Total liabilities	22,247	4,184,077	2,073,075	(1,020,186)	5,259,213
Redeemable noncontrolling interest in subsidiary	—	—	203,998	—	203,998
Shareholders’ equity	2,911,816	2,162,341	9,968,711	(12,131,052)	2,911,816
Noncontrolling interest	—	—	26,957	—	26,957
Total equity	2,911,816	2,162,341	9,995,668	(12,131,052)	2,938,773
Total liabilities and equity	$2,934,063	$6,346,418	$12,272,741	$(13,151,238)	$8,401,984

Condensed Consolidating Statements of Income (Loss)

	Year Ended December 31, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$3,057,619	$—	$3,057,619
Earnings (losses) from unconsolidated affiliates	—	—	1	—	1
Earnings (losses) from consolidated affiliates	(629,060)	218,539	35,279	375,242	—
Investment income (loss)	2	—	2,984	(12,485)	(9,499)
Total revenues and other income	(629,058)	218,539	3,095,883	362,757	3,048,121
Costs and other deductions:
Direct costs	—	—	1,976,974	—	1,976,974
General and administrative expenses	9,725	635	256,145	(683)	265,822
Research and engineering	—	—	56,147	—	56,147
Depreciation and amortization	—	125	866,745	—	866,870
Interest expense, net	—	231,971	(4,847)	—	227,124
Impairments and other charges	—	5,269	139,177	—	144,446
Other, net	1,803	—	27,046	683	29,532
Intercompany interest expense, net	362	—	(362)	—	—
Total costs and other deductions	11,890	238,000	3,317,025	—	3,566,915
Income (loss) from continuing operations before income taxes	(640,948)	(19,461)	(221,142)	362,757	(518,794)
Income tax expense (benefit)	—	(54,740)	134,009	—	79,269
Income (loss) from continuing operations, net of tax	(640,948)	35,279	(355,151)	362,757	(598,063)
Income (loss) from discontinued operations, net of tax	—	—	(14,663)	—	(14,663)
Net income (loss)	(640,948)	35,279	(369,814)	362,757	(612,726)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(28,222)	—	(28,222)
Net income (loss) attributable to Nabors	$(640,948)	$35,279	$(398,036)	$362,757	$(640,948)
Less: Preferred stock dividend	(12,305)	—	—	—	(12,305)
Net income (loss) attributable to Nabors common shareholders	$(653,253)	$35,279	$(398,036)	$362,757	$(653,253)

	Year Ended December 31, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$2,564,285	$—	$2,564,285
Earnings (losses) from unconsolidated affiliates	—	—	7	—	7
Earnings (losses) from consolidated affiliates	(528,180)	18,380	(343,233)	853,033	—
Investment income (loss)	17	63	13,031	(11,917)	1,194
Total revenues and other income	(528,163)	18,443	2,234,090	841,116	2,565,486
Costs and other deductions:
Direct costs	—	—	1,718,069	—	1,718,069
General and administrative expenses	10,995	715	240,139	(665)	251,184
Research and engineering	—	—	51,069	—	51,069
Depreciation and amortization	—	125	842,818	—	842,943
Interest expense, net	—	232,103	(9,214)	—	222,889
Impairments and other charges	—	—	44,536	—	44,536
Other, net	7,662	19,033	(12,480)	665	14,880
Intercompany interest expense	(9)	—	9	—	—
Total costs and other deductions	18,648	251,976	2,874,946	—	3,145,570
Income (loss) from continuing operations before income taxes	(546,811)	(233,533)	(640,856)	841,116	(580,084)
Income tax expense (benefit)	—	109,700	(192,670)	—	(82,970)
Income (loss) from continuing operations, net of tax	(546,811)	(343,233)	(448,186)	841,116	(497,114)
Income (loss) from discontinued operations, net of tax	—	—	(43,519)	—	(43,519)
Net income (loss)	(546,811)	(343,233)	(491,705)	841,116	(540,633)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(6,178)	—	(6,178)
Net income (loss) attributable to Nabors	$(546,811)	$(343,233)	$(497,883)	$841,116	$(546,811)

	Year Ended December 31, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$2,227,839	$—	$2,227,839
Earnings (losses) from unconsolidated affiliates	—	—	(221,914)	—	(221,914)
Earnings (losses) from consolidated affiliates	(1,017,338)	(231,960)	(359,751)	1,609,049	—
Investment income (loss)	2	132	12,972	(11,923)	1,183
Intercompany interest income	—	569	—	(569)	—
Total revenues and other income	(1,017,336)	(231,259)	1,659,146	1,596,557	2,007,108
Costs and other deductions:
Direct costs	—	—	1,344,298	—	1,344,298
General and administrative expenses	10,559	603	217,333	(856)	227,639
Research and engineering	—	—	33,582	—	33,582
Depreciation and amortization	—	124	871,507	—	871,631
Interest expense, net	—	204,010	(18,650)	—	185,360
Impairments and other charges	1,366	—	497,133	—	498,499
Other, net	482	(14)	42,850	856	44,174
Intercompany interest expense, net	(1)	—	570	(569)	—
Total costs and other deductions	12,406	204,723	2,988,623	(569)	3,205,183
Income (loss) from continuing operations before income taxes	(1,029,742)	(435,982)	(1,329,477)	1,597,126	(1,198,075)
Income tax expense (benefit)	—	(76,231)	(110,600)	—	(186,831)
Income (loss) from continuing operations, net of tax	(1,029,742)	(359,751)	(1,218,877)	1,597,126	(1,011,244)
Income (loss) from discontinued operations, net of tax	—	—	(18,363)	—	(18,363)
Net income (loss)	(1,029,742)	(359,751)	(1,237,240)	1,597,126	(1,029,607)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(135)	—	(135)
Net income (loss) attributable to Nabors	$(1,029,742)	$(359,751)	$(1,237,375)	$1,597,126	$(1,029,742)
Less: Preferred stock dividend	—	—	—	—	—
Net income (loss) attributable to Nabors common shareholders	$(1,029,742)	$(359,751)	$(1,237,375)	$1,597,126	$(1,029,742)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(640,948)	$35,279	$(398,036)	$362,757	$(640,948)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	(31,962)	4	(31,962)	31,958	(31,962)
Pension liability amortization and adjustment	216	216	432	(648)	216
Unrealized gains (losses) and amortization on cash flow hedges	567	567	567	(1,134)	567
Adoption of ASU No. 2016-01	(9,144)	—	(9,144)	9,144	(9,144)
Other comprehensive income (loss) before tax	(40,323)	787	(40,107)	39,320	(40,323)
Income tax expense (benefit) related to items of other comprehensive income (loss)	187	187	374	(561)	187
Other comprehensive income (loss), net of tax	(40,510)	600	(40,481)	39,881	(40,510)
Comprehensive income (loss) attributable to Nabors	(681,458)	35,879	(438,517)	402,638	(681,458)
Net income (loss) attributable to noncontrolling interest	—	—	28,222	—	28,222
Translation adjustment attributable to noncontrolling interest	—	—	(251)	—	(251)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	27,971	—	27,971
Comprehensive income (loss)	$(681,458)	$35,879	$(410,546)	$402,638	$(653,487)

	Year Ended December 31, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(546,811)	$(343,233)	$(497,883)	$841,116	$(546,811)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	28,372	—	28,372	(28,372)	28,372
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(6,061)	—	(6,061)	6,061	(6,061)
Less: reclassification adjustment for (gains) losses included in net income (loss)	970	—	970	(970)	970
Unrealized gains (losses) on marketable securities	(5,091)	—	(5,091)	5,091	(5,091)
Pension liability amortization and adjustment	(275)	(275)	(550)	825	(275)
Unrealized gains (losses) and amortization on cash flow hedges	613	613	613	(1,226)	613
Other comprehensive income (loss) before tax	23,619	338	23,344	(23,682)	23,619
Income tax expense (benefit) related to items of other comprehensive income (loss)	315	315	630	(945)	315
Other comprehensive income (loss), net of tax	23,304	23	22,714	(22,737)	23,304
Comprehensive income (loss) attributable to Nabors	(523,507)	(343,210)	(475,169)	818,379	(523,507)
Net income (loss) attributable to noncontrolling interest	—	—	6,178	—	6,178
Translation adjustment attributable to noncontrolling interest	—	—	282	—	282
Comprehensive income (loss) attributable to noncontrolling interest	—	—	6,460	—	6,460
Comprehensive income (loss)	$(523,507)	$(343,210)	$(468,709)	$818,379	$(517,047)

	Year Ended December 31, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(1,029,742)	$(359,751)	$(1,237,375)	$1,597,126	$(1,029,742)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	17,743	(21)	17,743	(17,722)	17,743
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	11,054	—	11,054	(11,054)	11,054
Less: reclassification adjustment for (gains) losses included in net income (loss)	3,495	—	3,495	(3,495)	3,495
Unrealized gains (losses) on marketable securities	14,549	—	14,549	(14,549)	14,549
Pension liability amortization and adjustment	1,061	1,061	2,122	(3,183)	1,061
Unrealized gains (losses) and amortization on cash flow hedges	613	613	613	(1,226)	613
Pension buyout	3,059	3,059	6,118	(9,177)	3,059
Other comprehensive income (loss) before tax	37,025	4,712	41,145	(45,857)	37,025
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,551	1,551	3,102	(4,653)	1,551
Other comprehensive income (loss), net of tax	35,474	3,161	38,043	(41,204)	35,474
Comprehensive income (loss) attributable to Nabors	(994,268)	(356,590)	(1,199,332)	1,555,922	(994,268)
Net income (loss) attributable to noncontrolling interest	—	—	135	—	135
Translation adjustment attributable to noncontrolling interest	—	—	251	—	251
Comprehensive income (loss) attributable to noncontrolling interest	—	—	386	—	386
Comprehensive income (loss)	$(994,268)	$(356,590)	$(1,198,946)	$1,555,922	$(993,882)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$86,504	$(208,943)	$495,709	$(47,497)	$325,773
Cash flows from investing activities:
Purchases of investments	—	—	(676)	—	(676)
Sales and maturities of investments	—	—	4,287	—	4,287
Cash paid for acquisitions of businesses, net of cash acquired	—	(20,859)	—	—	(20,859)
Cash paid for investments in consolidated affiliates	(587,500)	—	(206,500)	794,000	—
Capital expenditures	—	—	(458,938)	—	(458,938)
Proceeds from sales of assets and insurance claims	—	—	109,098	—	109,098
Change in intercompany balances	—	502,856	(502,856)	—	—
Net cash provided by (used for) investing activities	(587,500)	481,997	(1,055,585)	794,000	(367,088)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	800,000	—	—	800,000
Debt issuance costs	—	(21,277)	—	—	(21,277)
Proceeds from revolving credit facilities	—	1,135,000	—	—	1,135,000
Proceeds from parent contributions	—	206,500	587,500	(794,000)	—
Proceeds from issuance of common shares, net of issuance costs	301,404	—	—	—	301,404
Reduction of long-term debt	—	(878,278)	—	—	(878,278)
Proceeds from (payment for) commercial paper, net	—	(40,000)	—	—	(40,000)
Reduction in revolving credit facilities	—	(1,475,000)	—	—	(1,475,000)
Dividends to common and preferred shareholders	(99,583)	—	—	12,485	(87,098)
Proceeds from (payments for) short-term borrowings	—	—	380	—	380
Proceeds from issuance of preferred stock, net of issuance costs	277,927	—	—	—	277,927
Proceeds from issuance of intercompany debt	45,500	—	(45,500)	—	—
Paydown of intercompany debt	(21,000)	—	21,000	—	—
Distributions to Non-controlling interest	—	—	(5,452)	—	(5,452)
Distribution from subsidiary to parent	—	—	(35,012)	35,012	—
Redeemable noncontrolling interest contribution	—	—	156,935	—	156,935
Other changes	(3,869)	—	(5,043)	—	(8,912)
Net cash (used for) provided by financing activities	500,379	(273,055)	674,808	(746,503)	155,629
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,263)	—	(5,263)
Net increase (decrease) in cash, cash equivalents and restricted cash	(617)	(1)	109,669	—	109,051
Cash, cash equivalents and restricted cash, beginning of period	1,091	44	340,894	—	342,029
Cash, cash equivalents and restricted cash, end of period	$474	$43	$450,563	$—	$451,080

	Year Ended December 31, 2017
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$143,444	$(90,229)	$142,527	$(132,986)	$62,756
Cash flows from investing activities:
Purchases of investments	—	—	(6,722)	—	(6,722)
Sales and maturities of investments	—	—	13,069	—	13,069
Cash paid for acquisitions of businesses, net of cash acquired	—	—	12,319	—	12,319
Cash paid for investments in consolidated affiliates	(100)	—	(85,960)	86,060	—
Capital expenditures	—	—	(574,467)	—	(574,467)
Proceeds from sale of assets and insurance claims	—	—	57,933	—	57,933
Change in intercompany balances	—	(599,974)	599,974	—	—
Net cash provided by (used for) investing activities	(100)	(599,974)	16,146	86,060	(497,868)
Cash flows from financing activities:
Debt issuance costs	—	(11,043)	—	—	(11,043)
Proceeds from issuance of common shares	8,299	—	1	—	8,300
Reduction in long-term debt	—	(270,269)	(111,545)	—	(381,814)
Reduction in revolving credit facilities	—	(215,000)	—	—	(215,000)
Dividends to shareholders	(80,419)	—	—	11,916	(68,503)
Proceeds from (payments for) commercial paper, net	—	40,000	—	—	40,000
Proceeds from (payments for) issuance of intercompany debt	57,000	20,000	(77,000)	—	—
Purchase of capped call hedge transactions	—	(40,250)	—	—	(40,250)
Proceeds from revolving credit facilities	—	725,000	—	—	725,000
Proceeds from issuance of long-term debt	—	411,200	—	—	411,200
Payments on term loan	—	(162,500)	—	—	(162,500)
Repurchase of common shares	(18,071)	—	—	—	(18,071)
Paydown of intercompany debt	(102,000)	(20,000)	122,000	—	—
Cash proceeds from equity component of exchangeable debt	—	159,952	—	—	159,952
Noncontrolling interest contribution	—	—	20,000	—	20,000
Redeemable noncontrolling interest	—	—	61,123	—	61,123
Distributions to Non-controlling interest	—	—	(7,272)	—	(7,272)
Proceeds from (payments for) short-term borrowings	—	—	(543)	—	(543)
Proceeds from parent contributions	—	42,980	43,080	(86,060)	—
Distribution from subsidiary to parent	—	—	(121,070)	121,070	—
Other changes	(8,210)	—	(189)	—	(8,399)
Net cash (used for) provided by financing activities	(143,401)	680,070	(71,415)	46,926	512,180
Effect of exchange rate changes on cash and cash equivalents	—	—	(29)	—	(29)
Net increase (decrease) in cash, cash equivalents and restricted cash	(57)	(10,133)	87,229	—	77,039
Cash, cash equivalents and restricted cash, beginning of period	1,148	10,177	253,665	—	264,990
Cash, cash equivalents and restricted cash, end of period	$1,091	$44	$340,894	$—	$342,029

	Year Ended December 31, 2016
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$58,406	$(233,738)	$757,660	$(50,423)	$531,905
Cash flows from investing activities:
Purchases of investments	—	—	(24)	—	(24)
Sales and maturities of investments	—	—	739	—	739
Cash paid for acquisition of businesses, net of cash acquired	—	—	(22,278)	—	(22,278)
Capital expenditures	—	—	(395,455)	—	(395,455)
Proceeds from sales of assets and insurance claims	—	—	34,831	—	34,831
Cash paid for investments in consolidated affiliates	—	(86,459)	(159,000)	245,459	—
Changes in intercompany balances	—	103,384	(103,384)	—	—
Net cash provided by (used for) investing activities	—	16,925	(644,571)	245,459	(382,187)
Cash flows from financing activities:
Proceeds from (payments for) short-term borrowings	—	—	(6,211)	—	(6,211)
Debt issuance costs	—	(11,520)	—	—	(11,520)
Proceeds from (payments for) issuance of common shares	967	—	—	—	967
Reduction in long-term debt	—	(350,000)	(143,612)	—	(493,612)
Proceeds from revolving credit facilities	—	610,000	1,500	—	611,500
Payments on term loan	—	(162,500)	—	—	(162,500)
Dividends to shareholders	(59,866)	—	—	8,942	(50,924)
Proceeds from (payments for) commercial paper, net	—	(8,000)	—	—	(8,000)
Proceeds from issuance of long term debt	—	600,000	—	—	600,000
Reduction in revolving credit facilities	—	(610,000)	(1,500)	—	(611,500)
Repurchase of common shares	—	—	(1,687)	—	(1,687)
Proceeds (issuance) of intercompany debt	45,500	—	(45,500)	—	—
Proceeds from parent contributions	—	159,000	86,458	(245,458)	—
Paydown of intercompany debt	(40,000)	—	40,000	—	—
Payments on parent (Equity of N/P)	—	—	(41,480)	41,480	—
Other	(4,732)	—	3	—	(4,729)
Net cash (used for) provided by financing activities	(58,131)	226,980	(112,029)	(195,036)	(138,216)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,003)	—	(2,003)
Net increase (decrease) in cash, cash equivalents and restricted cash	275	10,167	(943)	—	9,499
Cash, cash equivalents and restricted cash, beginning of period	873	10	254,608	—	255,491
Cash, cash equivalents and restricted cash, end of period	$1,148	$10,177	$253,665	$—	$264,990

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

PricewaterhouseCoopers LLP has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which is included in Part II, Item 8 of this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be contained in the definitive Proxy Statement to be distributed in connection with our 2019 annual general meeting of shareholders under the captions “Director Nominees,” “Election of Directors”, “Other Executive Officers”, “Meetings of the Board and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this document by reference.

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

On June 29, 2018, we filed with the New York Stock Exchange the Annual CEO Certification regarding our compliance with the Exchange’s Corporate Governance listing standards as required by Section 303A-12(a) of the Exchange’s Listed Company Manual.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2019 annual general meeting of shareholders under the caption “Compensation Discussion and Analysis,” “2018 Summary Compensation Table,” 2018 Grants of Plan-Based Awards,” “2018 Outstanding Equity Awards at Fiscal Year End,” “2018 Option Exercises and Shares Vested,” “2018 Non-Qualified Deferred Compensation,” “Required Pay-Ratio Disclosure,” “2018 Potential Payouts upon Termination or Change in Control,” “Non-Employee Director Compensation,” “Risk Assessment,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and except as specified in the following sentence, is incorporated into this document by reference. Information in our definitive Proxy Statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Compensation Committee Report, is not deemed to be incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2019 annual general meeting of shareholders under the caption “Share Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated into this document by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2019 annual general meeting of shareholders under the caption “Certain Relationships and Related Transactions” and “Overview of Key Governance Topics – Director Independence,” is incorporated into this document by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2019 annual general meeting of shareholders under the caption  “Independent Auditor Fees” and is incorporated into this document by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this annual report:

(1)Financial Statements

(2)Financial Statement Schedule

Page No.
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2018, 2017 and 2016	109

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

ITEM 16.  FORM 10-K SUMMARY

None.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2018, 2017 and 2016

		Charged to
	Balance at	Costs and	Charged to		Balance at
	Beginning	Other	Other		End of
	of Period	Deductions	Accounts	Deductions	Period
	(In thousands)
2018
Allowance for doubtful accounts	$44,376	3,024	(226)	(5,967)	$41,207
Inventory reserve	$28,934	—	14,688	(15,768)	$27,854
Valuation allowance on deferred tax assets	$1,869,490	—	47,900	—	$1,917,390
2017
Allowance for doubtful accounts	$43,757	2,544	86	(2,011)	$44,376
Inventory reserve	$26,537	5,897	—	(3,500)	$28,934
Valuation allowance on deferred tax assets	$1,807,728	—	61,762	—	$1,869,490
2016
Allowance for doubtful accounts	$44,553	19,132	(58)	(19,870)	$43,757
Inventory reserve	$46,813	13,587	—	(33,863)	$26,537
Valuation allowance on deferred tax assets	$1,560,162	—	247,566	—	$1,807,728

Exhibit Index

Exhibit No.	Description
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
3.2(a)

Certificate of Designations of the 6.00% Mandatory Convertible Preferred Shares, Series A of Nabors Industries Ltd. (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 001-32657) filed with the SEC on May 14, 2018).

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

10.7

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
10.7 (a)

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

10.7(b)

Amendment No. 2, dated as of March 23, 2016, to Credit Agreement, dated as of March 23, 2016, among Nabors Industries, Inc. as US Borrower, Nabors Canada as Canadian Borrower, Nabors Industries Ltd. as Guarantor, HSBC Bank Canada as Canadian Lender, the other lenders party thereto, Mizuho Corporate Bank, Ltd. and HSBC Bank USA, N.A. as Documentation Agents, HSBC Bank USA, N.A. as Syndication Agent and Citibank, N.A. as Administrative Agent for the US Lenders.*

10.7(c)

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

10.8

Credit Agreement, dated as of October 11, 2018, among Nabors Industries, Inc., as US Borrower, Nabors Drilling Canada Limited, as Canadian Borrower, Nabors Industries Ltd., as Holdings, the other Guarantors from time to time party thereto, HSBC Bank Canada, as Canadian Lender, the Issuing Banks and other Lenders party thereto and Citibank, N.A., as Administrative Agent solely for the US Lenders and not for the Canadian Lender (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on October 12, 2018).

10.9

Term Loan Agreement, dated February 6, 2015, among Nabors Industries, Inc., as borrower, Nabors Industries Ltd., as guarantor, the lenders party thereto, HSBC Bank USA, N.A. and Wells Fargo Bank N.A., as documentation agents, Mizuho Bank, Ltd., as syndication agent and Citibank, N.A. as administrative agent for the lenders (incorporated by reference to Exhibit 10.3 to our Form 8-K (File No. 001-32657) filed with the SEC on February 9, 2015).

10.10

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

10.11

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

10.12(+)

Executive Employment Agreement by and among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello, effective as of January 1, 2013 (incorporated by reference to Exhibit 99.1 to our Form 8-K (File No. 001-32657) filed with the SEC on March 11, 2013).

10.12(a)(+)

First Amendment to Executive Employment Agreement, dated December 19, 2014, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Form 8-K (File No. 001-32657) filed with the SEC on December 19, 2014).

10.12(b)(+)

Second Amendment to Executive Employment Agreement, dated as of June 5, 2015, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Form 8-K (File No. 001-32657) filed with the SEC on June 8, 2015).

Exhibit No.	Description
10.12(c)(+)

Third Amendment to Executive Employment Agreement, dated as of December 31, 2015, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 5, 2016).

10.12(d)(+)

Fourth Amendment to Executive Employment Agreement, dated June 10, 2016, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Form 8-K (File No. 001-32657) filed with the SEC on June 13, 2016).

10.12(e)(+)

Fifth Amendment to Executive Employment Agreement, dated October 15, 2018, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.3 to our Form 10-Q (File No. 001-32657) filed with the SEC on November 7, 2018).

10.12(f)(+)

Sixth Amendment to Executive Employment Agreement, dated December 31, 2018, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 4, 2019).

10.13(+)

Executive Employment Agreement, by and among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo, effective as of March 3, 2014 (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on March 4, 2014).

10.13(a)(+)

First Amendment to Executive Employment Agreement, dated December 19, 2014, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 99.2 to our Form 8-K (File No. 001-32657) filed with the SEC on December 19, 2014).

10.13(b)(+)

Second Amendment to Executive Employment Agreement, dated as of June 5, 2015, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 99.2 to our Form 8-K (File No. 001-32657) filed with the SEC on June 8, 2015).

10.13(c)(+)

Third Amendment to Executive Employment Agreement, dated as of December 31, 2015, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 99.2 to our Form 8-K (File No. 001-32657) filed with the SEC on January 5, 2016).

10.13(d)(+)

Fourth Amendment to Executive Employment Agreement, dated June 10, 2016, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 99.2 to our Form 8-K (File No. 001-32657) filed with the SEC on June 13, 2016).

10.13(e)(+)

Fifth Amendment to Executive Employment Agreement, dated December 31, 2018, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on January 4, 2019).

10.14(+)

Form of Indemnification Agreement entered into between Nabors Industries Ltd. and the directors and executive officers (incorporated by reference to Exhibit 10.28 to our Form 10-K (File No. 000-49887) filed with the SEC on March 31, 2003).

10.15(+)	Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 (File No. 333-212781) filed with the SEC on July 29, 2016).
10.15(a)(+)	Amendment No. 1 to Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Annex B to our Definitive Proxy Statement (File No. 001-32657) filed with the SEC on April 26, 2018).
10.15(b)(+)	Amendment No. 2 to Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on February 25, 2019).
10.15(c)(+)	Form of Stock Option Agreement – Others, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(b) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).
10.15(d)(+)	Form of Restricted Stock Agreement – Others, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(c) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).
10.15(e)(+)	Form of Restricted Stock Agreement – Directors, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.2 to our Form 10-Q (File No. 001-32657) filed with the SEC on August 1, 2018).

Exhibit No.	Description
10.15(f)(+)

Form of Nabors Industries Ltd. TSR Stock Grant Agreement – Anthony G. Petrello, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(d) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.15(g)(+)

Form of Nabors Corporate Services, Inc. TSR Stock Grant Agreement – Anthony G. Petrello, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(e) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.15(h)(+)

Form of Nabors Industries Ltd. TSR Stock Grant Agreement – William Restrepo, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(f) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.15(i)(+)

Form of Nabors Corporate Services, Inc. TSR Grant Agreement – William Restrepo, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(g) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.15(j)(+)

Form of Nabors Industries Ltd. Restricted Stock Agreement – Anthony G. Petrello, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(h) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.15(k)(+)

Form of Nabors Corporate Services, Inc. Restricted Stock Agreement – Anthony G. Petrello, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(i) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.15(l)(+)

Form of Nabors Industries Ltd. Restricted Stock Agreement – William Restrepo, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(j) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.15(m)(+)

Form of Nabors Corporate Services, Inc. Restricted Stock Agreement – William Restrepo, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(k) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.15(n)	Form of Nabors Industries Ltd. TSR Grant Agreement – Executive, pursuant to the 2016 Stock Plan and the 2013 Stock Plan.*
10.15(o)	Form of Nabors Corporate Services, Inc.. TSR Grant Agreement – Executive, pursuant to the 2016 Stock Plan and the 2013 Stock Plan.*
10.16(+)

Nabors Industries Ltd. 2013 Stock Plan (incorporated by reference to Appendix B of Nabors Industries Ltd.’s Definitive Proxy Statement on Schedule 14A (File No. 001-32657) filed with the SEC on April 30, 2013).

10.16(a)(+)	Amendment No. 1 to Nabors Industries Ltd. 2013 Stock Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on February 25, 2019).
10.16(b)(+)	Form of Stock Option Agreement—Others, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(a) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).
10.16(c)(+)	Form of Restricted Stock Agreement—Others, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(b) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).
10.16(d)(+)	Form of Restricted Stock Agreement—Directors, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(c) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).
10.16(e)(+)

Form of TSR Stock Grant Agreement—Anthony G. Petrello, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(d) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).

10.16(f)(+)

Form of Nabors Industries Ltd. Restricted Stock Agreement—Anthony G. Petrello, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(e) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).

Exhibit No.	Description
10.16(g)(+)

Form of Nabors Corporate Services, Inc. Restricted Stock Agreement—Anthony G. Petrello, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.8(f) to our Form 10-K (File No. 001-32657) filed with the SEC on March 3, 2014).

10.16(h)(+)	Form of TSR Stock Grant Agreement—William Restrepo, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 001-32657) filed with the SEC on May 9, 2014).
10.16(i)(+)

Form of Nabors Industries Ltd. Restricted Stock Agreement—William Restrepo, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q (File No. 001-32657) filed with the SEC on May 9, 2014).

10.16(j)(+)

Form of Nabors Corporate Services, Inc. Restricted Stock Agreement—William Restrepo, pursuant to the 2013 Stock Plan (incorporated by reference to Exhibit 10.3 to the Form 10-Q (File No. 001-32657) filed with the SEC on May 9, 2014).

10.17(+)	Form of Restricted Stock Award—Isenberg/Petrello (incorporated by reference to Exhibit 10.01 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).
10.17(a)(+)	Form of Restricted Stock Award—Others (incorporated by reference to Exhibit 10.02 to Nabors Industries Ltd.’s Form 8-K, File No. 000-49887, filed March 2, 2005).
10.17(b)(+)	Form of Stock Option Agreement—Petrello/Isenberg (incorporated by reference to Exhibit 10.03 to our Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).
10.17(c)(+)	Form of Stock Option Agreement—Others (incorporated by reference to Exhibit 10.04 to our Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).
10.18(+)	Nabors Industries Ltd. Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of our Proxy Statement (File No. 001-32657) filed with the SEC on May 4, 2006).
10.19(+)

Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (amended on May 2, 2003) (incorporated by reference to Exhibit 10.29 to our Form 10-Q (File No. 000-49887) filed with the SEC on May 12, 2003).

10.19(a)(+)

Form of Stock Option Agreement to the Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.20(+)

Nabors Industries, Inc. Executive Deferred Compensation Plan (as Amended and Restated Effective as of April 1, 2017) (incorporated by reference to Exhibit 10.3(a) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.20(a)

Form of Deferred Bonus Agreement under the Nabors Industries, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3(b) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.21(+)

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

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*

Exhibit No.	Description
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*     Filed herewith.

(+)  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.

By:	/s/ ANTHONY G. PETRELLO
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Date:	February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY G. PETRELLO	Chairman, President and Chief Executive Officer	February 28, 2019
Anthony G. Petrello

/s/ WILLIAM RESTREPO
William Restrepo	Chief Financial Officer	February 28, 2019

/s/ TANYA S. BEDER
Tanya S. Beder	Director	February 28, 2019

Anthony R. Chase	Director	February 28, 2019

/s/ JAMES R. CRANE
James R. Crane	Director	February 28, 2019

/s/ MICHAEL C. LINN
Michael C. Linn	Director	February 28, 2019

/s/ JOHN P. KOTTS
John P. Kotts	Director	February 28, 2019

/s/ JOHN YEARWOOD
John Yearwood	Director	February 28, 2019