Form 10-Q
period 2019-03-31
NABORS INDUSTRIES LTD
filed 2019-05-01
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

YES ☐  NO ☒

The number of common shares, par value $.001 per share, outstanding as of April 26, 2019 was 363,156,097, excluding 52,800,203 common shares held by our subsidiaries, or 415,956,300 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2019	2018
	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$429,127	$447,766
Short-term investments	40,590	34,036
Accounts receivable, net	743,528	756,320
Inventory, net	166,139	165,587
Assets held for sale	12,330	12,250
Other current assets	164,189	177,604
Total current assets	1,555,903	1,593,563
Property, plant and equipment, net	5,399,514	5,467,870
Goodwill	184,104	183,914
Deferred income taxes	344,531	345,091
Other long-term assets	289,632	263,506
Total assets (1)	$7,773,684	$7,853,944
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$850	$561
Trade accounts payable	399,802	392,843
Accrued liabilities	298,059	417,912
Income taxes payable	26,100	20,761
Current lease liabilities	10,991	—
Total current liabilities	735,802	832,077
Long-term debt	3,677,580	3,585,884
Other long-term liabilities	280,591	274,485
Deferred income taxes	19,749	6,311
Total liabilities (1)	4,713,722	4,698,757
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest in subsidiary (Note 3)	409,923	404,861
Equity:
Shareholders’ equity:
Preferred shares, par value $0.001 per share:
Series A 6% Cumulative Mandatory Convertible; $50 per share liquidation preference; issued 5,750	6	6
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 415,916 and 409,652, respectively	416	410
Capital in excess of par value	3,400,110	3,392,937
Accumulated other comprehensive income (loss)	(19,987)	(29,325)
Retained earnings	519,810	650,842
Less: treasury shares, at cost, 52,800 and 52,800 common shares, respectively	(1,314,020)	(1,314,020)
Total shareholders’ equity	2,586,335	2,700,850
Noncontrolling interest	63,704	49,476
Total equity	2,650,039	2,750,326
Total liabilities and equity	$7,773,684	$7,853,944

(1)	The condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018 include assets and liabilities of variable interest entities. See Note 3—Joint Ventures for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$799,640	$734,194
Earnings (losses) from unconsolidated affiliates	(5)	2
Investment income (loss)	9,677	465
Total revenues and other income	809,312	734,661

Costs and other deductions:
Direct costs	520,957	475,403
General and administrative expenses	68,167	74,571
Research and engineering	13,520	15,806
Depreciation and amortization	210,391	213,448
Interest expense	52,352	61,386
Other, net	17,502	14,089
Total costs and other deductions	882,889	854,703
Income (loss) from continuing operations before income taxes	(73,577)	(120,042)
Income tax expense (benefit):
Current	15,862	8,771
Deferred	13,937	14,774
Total income tax expense (benefit)	29,799	23,545
Income (loss) from continuing operations, net of tax	(103,376)	(143,587)
Income (loss) from discontinued operations, net of tax	(157)	(75)
Net income (loss)	(103,533)	(143,662)
Less: Net (income) loss attributable to noncontrolling interest	(14,176)	(539)
Net income (loss) attributable to Nabors	(117,709)	(144,201)
Less: Preferred stock dividend	(4,313)	—
Net income (loss) attributable to Nabors common shareholders	$(122,022)	$(144,201)

Amounts attributable to Nabors common shareholders:
Net income (loss) from continuing operations	$(121,865)	$(144,126)
Net income (loss) from discontinued operations	(157)	(75)
Net income (loss) attributable to Nabors common shareholders	$(122,022)	$(144,201)

Earnings (losses) per share:
Basic from continuing operations	$(0.36)	$(0.46)
Basic from discontinued operations	—	—
Total Basic	$(0.36)	$(0.46)
Diluted from continuing operations	$(0.36)	$(0.46)
Diluted from discontinued operations	—	—
Total Diluted	$(0.36)	$(0.46)
Weighted-average number of common shares outstanding:
Basic	350,764	308,788
Diluted	350,764	308,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Net income (loss) attributable to Nabors	$(117,709)	$(144,201)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	9,190	(9,343)
Pension liability amortization and adjustment	54	54
Unrealized gains (losses) and amortization on cash flow hedges	140	140
Adoption of ASU No. 2016-01	—	(9,144)
Other comprehensive income (loss), before tax	9,384	(18,293)
Income tax expense (benefit) related to items of other comprehensive income (loss)	46	43
Other comprehensive income (loss), net of tax	9,338	(18,336)
Comprehensive income (loss) attributable to Nabors	(108,371)	(162,537)
Net income (loss) attributable to noncontrolling interest	14,176	539
Translation adjustment attributable to noncontrolling interest	52	(96)
Comprehensive income (loss) attributable to noncontrolling interest	14,228	443
Comprehensive income (loss)	$(94,143)	$(162,094)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(103,533)	$(143,662)
Adjustments to net income (loss):
Depreciation and amortization	210,397	214,008
Deferred income tax expense (benefit)	13,949	14,361
Impairments and other charges	82	—
Amortization of debt discount and deferred financing costs	7,730	7,302
Losses (gains) on debt buyback	(2,667)	—
Losses (gains) on long-lived assets, net	3,633	2,257
Losses (gains) on investments, net	(7,688)	723
Provision (recovery) of bad debt	(419)	(3,400)
Share-based compensation	8,424	8,628
Foreign currency transaction losses (gains), net	8,548	2,522
Noncontrolling interest	(14,176)	(540)
Other	212	166
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	14,914	(34,381)
Inventory	(685)	(7,835)
Other current assets	13,458	22,600
Other long-term assets	(23,907)	6,011
Trade accounts payable and accrued liabilities	(95,669)	(143,050)
Income taxes payable	6,107	836
Other long-term liabilities	31,144	(28,229)
Net cash (used for) provided by operating activities	69,854	(81,683)
Cash flows from investing activities:
Purchases of investments	(4,221)	(676)
Sales and maturities of investments	1,134	1,148
Cash paid for acquisition of businesses, net of cash acquired	(2,929)	—
Capital expenditures	(141,070)	(94,026)
Proceeds from sales of assets and insurance claims	2,642	3,076
Net cash (used for) provided by investing activities	(144,444)	(90,478)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	800,000
Debt issuance costs	(35)	(12,928)
Proceeds from revolving credit facilities	180,000	615,000
Reduction in revolving credit facilities	(50,000)	(680,000)
Reduction in long-term debt	(43,540)	(460,837)
Dividends to common and preferred shareholders	(25,765)	(17,148)
Proceeds from (payment for) commercial paper	—	(40,000)
Proceeds from (payments for) short-term borrowings	289	194
Other	(1,493)	(2,245)
Net cash provided by financing activities	59,456	202,036
Effect of exchange rate changes on cash and cash equivalents	(2,791)	(867)
Net increase (decrease) in cash and cash equivalents and restricted cash	(17,925)	29,008
Cash and cash equivalents and restricted cash, beginning of period	451,080	342,029
Cash and cash equivalents and restricted cash, end of period	$433,155	$371,037

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	447,766	336,997
Restricted cash, beginning of period	3,314	5,032
Cash and cash equivalents and restricted cash, beginning of period	$451,080	$342,029

Cash and cash equivalents, end of period	429,127	367,039
Restricted cash, end of period	4,028	3,998
Cash and cash equivalents and restricted cash, end of period	$433,155	$371,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Mandatory Convertible				Capital	Accumulated
	Preferred Shares		Common Shares		in Excess	Other			Non-
		Par		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands)	Shares	Value	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2017	—	$—	367,510	$368	$2,791,129	$11,185	$1,423,154	$(1,314,020)	$26,957	$2,938,773
Net income (loss)	—	—	—	—	—	—	(144,201)	—	539	(143,662)
Dividends to shareholders ($0.06 per share)	—	—	—	—	—	—	(19,050)	—	—	(19,050)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(18,336)	—	—	(96)	(18,432)
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	—	—	—	—	8,628	—	—	—	—	8,628
Adoption of ASU No. 2016-01	—	—	—	—	—	—	9,144	—	—	9,144
Adoption of ASU No. 2016-16	—	—	—	—	—	—	(34,132)	—	—	(34,132)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(2,399)	—	—	(2,399)
Other	—	—	2,810	2	(1,864)	—	—	—	—	(1,862)
As of March 31, 2018	—	$—	370,320	$370	$2,797,893	$(7,151)	$1,232,516	$(1,314,020)	$27,400	$2,737,008

As of December 31, 2018	5,750	$6	409,652	$410	$3,392,937	$(29,325)	$650,842	$(1,314,020)	$49,476	$2,750,326
Net income (loss)	—	—	—	—	—	—	(117,709)	—	14,176	(103,533)
Dividends to common shareholders ($0.01 per share)	—	—	—	—	—	—	(3,947)	—	—	(3,947)
Dividends to preferred shareholders ($0.75 per share)	—	—	—	—	—	—	(4,313)	—	—	(4,313)
Other comprehensive income (loss), net of tax	—	—	—	—	—	9,338	—	—	52	9,390
Share-based compensation	—	—	—	—	8,424	—	—	—	—	8,424
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(5,063)	—	—	(5,063)
Other	—	—	6,264	6	(1,251)	—	—	—	—	(1,245)
As of March 31, 2019	5,750	$6	415,916	$416	$3,400,110	$(19,987)	$519,810	$(1,314,020)	$63,704	$2,650,039

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

Our business is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies, consisting of equipment manufacturing, rig instrumentation and optimization software. We also specialize in tubular services, wellbore placement solutions and are a leading provider of directional drilling and MWD systems and services

With operations in approximately 25 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of March 31, 2019 included:

•	378 actively marketed rigs for land-based drilling operations in the United States, Canada and approximately 18 other countries throughout the world; and

•	33 actively marketed rigs for offshore drilling operations in the United States and multiple international markets.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position as of March 31, 2019 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the three months ended March 31, 2019 may not be indicative of results that will be realized for the full year ending December 31, 2019.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of Nabors, as well as all majority owned and non-majority owned subsidiaries required to be consolidated under U.S. GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

In addition to the consolidation of our majority owned subsidiaries, we also consolidate variable interest entities (“VIE”) when we are determined to be the primary beneficiary of a VIE. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our joint venture, SANAD, which is equally owned by Saudi Aramco and Nabors, has been consolidated. As we have the power to direct activities that most significantly impact SANAD’s economic performance, including operations, maintenance and certain sourcing and procurement, we have determined Nabors to be the primary beneficiary. See Note 3—Joint Ventures.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Raw materials	$119,480	$116,840
Work-in-progress	12,877	20,329
Finished goods	33,782	28,418
	$166,139	$165,587

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, relating to leases to increase transparency and comparability among companies. This standard requires that all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. Additionally, this standard requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. We adopted this guidance under the modified retrospective approach as of January 1, 2019. We preliminarily determined that our drilling contracts contained a lease component, and the adoption would require us to separately recognize revenue associated with the lease and services components. In July 2018, the FASB issued ASU No. 2018-11, which provides a practical expedient that allows entities to combine lease and non-lease components where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. Our drilling contracts contain a lease component related to the underlying drilling equipment, in addition to the service component provided by our crews and our expertise to operate such drilling equipment. We have determined that the non-lease service component of our drilling contracts is the predominant element of the combined component and will account for the combined components as a single performance obligation under Topic 606, Revenue from Contracts with Customers. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. With respect to leases whereby we are the lessee, we recognized upon adoption on January 1, 2019 lease liabilities and offsetting "right of use" assets of approximately $33.1 million based on the present value of the remaining minimum rental payments. See Note 12 — Leases.

Recent Accounting Pronouncements Not Yet Adopted

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. In addition, the standard requires certain disclosures regarding stranded tax effects. This guidance is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact this will have on our financial statements.

Note 3 Joint Ventures

During 2016, we entered into an agreement with Saudi Aramco to form a joint venture known as SANAD to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. SANAD is equally owned by Saudi Aramco and Nabors.

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, each with a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests which accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying condensed consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet.

The condensed balance sheet of SANAD, as included in our consolidated balance sheet, is presented below.

	March 31,	December 31,
	2019	2018
	(In thousands)
Assets:
Cash and cash equivalents	$242,476	$211,618
Accounts receivable	66,311	73,699
Other current assets	15,548	17,198
Property, plant and equipment, net	445,092	457,963
Other long-term assets	17,728	36,583
Total assets	$787,155	$797,061
Liabilities:
Accounts payable	$61,787	$60,087
Accrued liabilities	13,254	8,530
Total liabilities	$75,041	$68,617

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. There were no transfers of our financial assets between Level 1 and Level 2 measures during the three months ended March 31, 2019. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Short-term investments:
Equity securities	$39,556	$1,026	$—
Mortgage-CMO debt securities	—	8	—
Total short-term investments	$39,556	$1,034	$—

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Short-term investments:
Equity securities	$33,250	$778	$—
Mortgage-CMO debt securities	—	8	—
Total short-term investments	$33,250	$786	$—

Nonrecurring Fair Value Measurements

We applied fair value measurements to our nonfinancial assets and liabilities measured on a nonrecurring basis, which consist of measurements primarily to assets held for sale, goodwill, intangible assets and other long-lived assets, assets acquired and liabilities assumed in a business combination and our pipeline contractual commitment. Based upon our review of the fair value hierarchy, the inputs used in these fair value measurements were considered Level 3 inputs.

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

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
5.00% senior notes due September 2020	$614,825	$621,982	$614,748	$590,336
4.625% senior notes due September 2021	637,408	629,765	668,347	603,457
5.50% senior notes due January 2023	577,042	554,024	586,000	465,999
5.10% senior notes due September 2023	336,714	308,693	342,923	262,494
0.75% senior exchangeable notes due January 2024	456,077	410,257	450,689	358,012
5.75% senior notes due February 2025	791,502	711,093	791,502	598,953
2012 Revolving credit facility	300,000	300,000	170,000	170,000
2018 Revolving credit facility	—	—	—	—
Other	850	850	561	561
	3,714,418	$3,536,664	3,624,770	$3,049,812
Less: current portion	850		561
Less: deferred financing costs	35,988		38,325
	$3,677,580		$3,585,884

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

As of March 31, 2019 and December 31, 2018, our short-term investments were carried at fair market value and included $40.6 million and $34.0 million, respectively.

Note 5 Debt

Debt consisted of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
5.00% senior notes due September 2020	$614,825	$614,748
4.625% senior notes due September 2021	637,408	668,347
5.50% senior notes due January 2023	577,042	586,000
5.10% senior notes due September 2023	336,714	342,923
0.75% senior exchangeable notes due January 2024	456,077	450,689
5.75% senior notes due February 2025	791,502	791,502
2012 Revolving credit facility	300,000	170,000
2018 Revolving credit facility	—	—
Other	850	561
	3,714,418	3,624,770
Less: current portion	850	561
Less: deferred financing costs	35,988	38,325
	$3,677,580	$3,585,884

During the three months ended March 31, 2019, we repurchased the $46.2 million aggregate principal amount outstanding of our senior unsecured notes for approximately $44.5 million in cash, including principal, and $0.9 million in accrued and unpaid interest. In connection with the repurchase, we recognized a gain of approximately $2.7 million, which represents the discount in connection with these repurchases and is included in other, net in our condensed consolidated statement of income (loss) for the three months ended March 31, 2019.

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

2018 Revolving Credit Facility

On October 11, 2018, Nabors Delaware, Nabors Drilling Canada Limited, an Alberta corporation (“Nabors Canada”), Nabors and certain other of Nabors’ wholly owned subsidiaries entered into a new five-year unsecured revolving facility with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent (the “2018 Revolving Credit Facility”). The 2018 Revolving Credit Facility has a borrowing capacity of $1.267 billion and is fully and unconditionally guaranteed by Nabors and certain of its wholly owned subsidiaries. The 2018 Revolving Credit Facility matures at the earlier of (a) October 11, 2023 and (b) July 19, 2022, if any of Nabors Delaware’s existing 5.5% senior notes due January 2023 remain outstanding as of such date. Certain lenders have committed to provide Nabors Delaware an aggregate principal amount of $1.227 billion under the 2018 Revolving Credit Facility, which may be drawn in U.S. dollars, and HSBC Bank Canada has committed to provide Nabors Canada an aggregate principal amount of $40 million in U.S. dollar equivalent, which can be drawn upon in either U.S. or Canadian dollars. The 2018 Revolving Credit Facility contains certain affirmative and negative covenants, including a financial covenant requiring Nabors to maintain a net debt to capitalization ratio not in excess of 0.60:1. Our net debt to capital ratio was 0.55:1 as of March 31, 2019. The net debt to capital ratio is calculated by dividing net debt by net capitalization. Net debt is defined as total debt minus the sum of cash and cash equivalents and short-term investments. Net capitalization is defined as net debt plus shareholders’ equity. As of March 31, 2019, our net debt could be higher by approximately $630.0 million, while still maintaining our net debt to capital ratio of 0.60:1. Borrowing from the revolving credit facilities to pay down other debt, such as the 5.00% senior notes due September 2020, does not adversely impact the ratio calculation. Therefore, the entire balance under the revolving credit facilities could be drawn to pay down outstanding debt. The ratio is only materially impacted by borrowing under the revolving credit facility to use for purposes other than retiring debt, which would increase our net debt. We can limit or control our spending through reductions in discretionary capital or other types of controllable expenditures, monetization of assets, accessing capital markets through a variety of alternative methods, or any combination of these alternatives if needed. We cannot make any assurances as to our ability to implement any or all of these alternatives.

Additionally, during any period in which Nabors Delaware fails to maintain an investment grade rating from at least two ratings agencies, the guarantors under the facility and their respective subsidiaries will be required to maintain an asset to debt coverage ratio (as defined in the 2018 Revolving Credit Facility) of at least 2.50:1. As of March 31, 2019, our asset to debt coverage ratio was 3.74:1. The asset to debt coverage ratio is calculated by dividing (x) drilling-related fixed assets wholly owned by certain of Nabors’ subsidiaries that are guaranteeing the 2018 Revolving Credit Facility (the “2018 Revolver Guarantors”) or wholly owned subsidiaries of the 2018 Revolver Guarantors by (y) total debt of the

2018 Revolver Guarantors (subject to certain exclusions). As of the date of this report, we had no borrowings outstanding under our 2018 Revolving Credit Facility. In order to make any future borrowings under the 2018 Revolving Credit Facility, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

2012 Revolving Credit Facility

In connection with the 2018 Revolving Credit Facility, on October 11, 2018, Nabors Delaware entered into Amendment No. 3 to its existing credit agreement dated November 29, 2012 (as amended, including such amendment, the “2012 Revolving Credit Facility”), among itself, Nabors, Nabors Canada, HSBC Bank Canada, the other lenders party thereto, Citibank, N.A., and Wilmington Trust, National Association, as successor administrative agent (the “Amendment”). The Amendment, among other things, provides for Citibank, N.A.’s resignation as administrative agent and the appointment of Wilmington Trust, National Association as administrative agent, reduces the overall commitments available to $666.25 million and provides for certain lenders to exit the facility in order to become lenders under the 2018 Revolving Credit Facility. Availability under the 2012 Revolving Credit Facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. As of March 31, 2019, we had $300.0 million outstanding under the 2012 Revolving Credit Facility. The weighted average interest rate on borrowings at March 31, 2019 was 4.00%. The 2012 Revolving Credit Facility matures on July 14, 2020.

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

On February 22, 2019, a cash dividend of $0.01 per share was declared for shareholders of record on March 12, 2019. The dividend was paid on April 2, 2019 in the amount of $3.5 million. These dividends were charged to retained earnings in our condensed consolidated statements of changes in equity for the three months ended March 31, 2019.

On April 24, 2019, our Board of Directors declared a cash dividend of $0.01 per common share, which will be paid on July 2, 2019 to shareholders of record at the close of business on June 11, 2019.

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

The dividends on the mandatory convertible preferred shares are payable on a cumulative basis at a rate of 6% annually on the initial liquidation preference of $50 per share. Dividends accumulate and are paid quarterly to the extent that we have available funds and our Board of Directors declares a dividend payable. We may elect to pay any accumulated and unpaid dividends in cash or common shares or any combination thereof. At issuance, each mandatory convertible preferred share was automatically convertible into between 5.3763 and 6.4516 of our common shares based on the average share price over a period of twenty consecutive trading days ending prior to May 1, 2021, subject to anti-dilution adjustments. As a result of the dividends paid on our common shares since the offering, the conversion rate for each mandatory convertible preferred share has been adjusted to between 5.5946 and 6.7136 of our common shares. At any time prior to May 1, 2021, a holder of mandatory convertible preferred shares may convert such mandatory convertible preferred shares into our common shares at the minimum conversion rate, subject to adjustment.

On February 22, 2019, a cash dividend of $0.75 per mandatory convertible preferred share was declared for shareholders of record on April 15, 2019. The dividend was paid on May 1, 2019 in the amount of $4.3 million. These dividends were charged to retained earnings in our condensed consolidated statements of changes in equity for the three months ended March 31, 2019.

On April 24, 2019, our Board of Directors declared a cash dividend of $0.75 per mandatory convertible preferred share, which will be paid on August 1, 2019 to shareholders of record at the close of business on July 15, 2019.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $23.6 million (at March 31, 2019 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $15.6 million in excess of amounts accrued.

On September 29, 2017, Nabors and Nabors Maple Acquisition Ltd. were sued, along with Tesco Corporation and its Board of Directors, in a putative shareholder class action filed in the United States District Court for the Southern District of Texas, Houston Division.  The plaintiff alleges that the September 18, 2017 Preliminary Proxy Statement filed by Tesco with the United States Securities and Exchange Commission omitted material information with respect to the proposed transaction between Tesco and Nabors announced on August 14, 2017.  The plaintiff claims that the omissions rendered the Proxy Statement false and misleading, constituting a violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. The court consolidated several matters and entered a lead plaintiff appointment order. The plaintiff filed their amended complaint, adding Nabors Industries, Ltd. as a party to the consolidated action. Nabors filed its motion to dismiss, which was granted by the court on March 29, 2019.  Plaintiffs have thirty (30) days to seek a new trial or file an appeal.  Nabors will continue to vehemently defend itself against the allegations.

Following a routine audit conducted in May and June of 2018 by the Atyrau Oblast Ecology Department (the “AOED”), our joint venture in Kazakhstan, KMG Nabors Drilling Company (“KNDC”), was administratively fined for not having emissions permits for KNDC owned or leased equipment.  Prior to this audit, the AOED had always accepted the operator’s permits for all of their subcontractors. However, because of major personnel changes, AOED changed this position and is now requiring that the owner/lessor of the equipment that emits the pollutants must have its own permits. Administrative fines have been issued to KNDC and paid in the amount of $0.8 million for violations regarding the failure to have proper permits, and consequently additional “environmental damages” that have been created during the period while KNDC did not hold its’ own permit for the emissions are pending that could exceed $3.4 million. Additional damages in the form of later year audits and taxes could become due as well exposing KNDC to possible additional penalties and fines in an amount estimated to be up to approximately $4.0 million.  KNDC believes and is taking the stance, that the operator of the wells has a contractual obligation to reimburse KNDC for any and all such fines. The operator initially agreed with this approach, but then reversed its position in late 2018. In addition, KNDC has challenged the AOED’s decision both administratively and through the courts. The administrative appeal remains pending. The original administrative decision has been affirmed in the lower courts, and on February 6, 2019, the decision was appealed to the Supreme Court. The initial hearing in the Supreme Court took place and the decision is pending.  Nabors intends to vigorously defend itself and pursue all remedies at its disposal.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2019	2020	2021	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$213,018	1,168	—	—	$214,186

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

Diluted earnings (losses) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and unvested restricted stock. Shares issuable upon exchange of the $575 million 0.75% exchangeable notes are not included in the calculation of diluted earnings (losses) per share unless the exchange value of the notes exceeds their principal amount at the end of the relevant reporting period, in which case the notes will be accounted for as if the number of common shares that would be necessary to settle the excess are issued. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings (losses) per share calculation, when the price of our shares exceeds $25.16 on the last trading day of the quarter, which did not occur during the three months ended March 31, 2019.

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(103,376)	$(143,587)
Less: net (income) loss attributable to noncontrolling interest	(14,176)	(539)
Less: preferred stock dividends	(4,313)	—
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(5,063)	(2,399)
Less: distributed and undistributed earnings allocated to unvested shareholders	(118)	3,360
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(127,046)	$(143,165)
Income (loss) from discontinued operations, net of tax	$(157)	$(75)

Weighted-average number of shares outstanding - basic	350,764	308,788
Earnings (losses) per share:
Basic from continuing operations	$(0.36)	$(0.46)
Basic from discontinued operations	—	—
Total Basic	$(0.36)	$(0.46)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(127,046)	$(143,165)
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(127,046)	$(143,165)
Income (loss) from discontinued operations, net of tax	$(157)	$(75)

Weighted-average number of shares outstanding - basic	350,764	308,788
Add: dilutive effect of potential common shares	—	—
Weighted-average number of shares outstanding - diluted	350,764	308,788
Earnings (losses) per share:
Diluted from continuing operations	$(0.36)	$(0.46)
Diluted from discontinued operations	—	—
Total Diluted	$(0.36)	$(0.46)

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

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Potentially dilutive securities excluded as anti-dilutive	2,563	4,534

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

Additionally, we excluded 38.6 million common shares from the computation of diluted shares issuable upon the conversion of mandatory convertible preferred shares, because their effect would be anti-dilutive under the if-converted method.

Note 9 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Accrued compensation	$74,104	$92,358
Deferred revenue and proceeds on insurance and asset sales	125,777	149,266
Other taxes payable	15,460	33,199
Workers’ compensation liabilities	15,214	16,316
Interest payable	18,982	59,718
Litigation reserves	20,494	24,926
Current liability to discontinued operations	999	2,445
Dividends declared and payable	3,514	25,330
Other accrued liabilities	23,515	14,354
	$298,059	$417,912

Investment income (loss) includes the following:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Interest and dividend income	$2,033	$1,191
Gains (losses) on marketable securities	7,644	(726)
	$9,677	$465

Other, net included the following:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$3,633	$2,240
Transaction related costs (1)	—	7,044
Litigation expenses and reserves	7,132	3,600
Foreign currency transaction losses (gains)	8,573	2,503
(Gain) loss on debt buyback	(2,667)	—
Other losses (gains)	831	(1,298)
	$17,502	$14,089

(1)	Represents transaction related costs, including professional fees, severances, facility closure costs and other cost rationalization items, primarily in connection with the acquisition of Tesco.

The changes in accumulated other comprehensive income (loss), by component, included the following:

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2018	$(922)	$9,144	$(4,111)	$7,074	$11,185
Other comprehensive income (loss) before reclassifications	—	—	—	(9,343)	(9,343)
Amounts reclassified from accumulated other comprehensive income (loss)	109	—	42	—	151
Adoption of ASU No. 2016-01	—	(9,144)	—	—	(9,144)
Net other comprehensive income (loss)	109	(9,144)	42	(9,343)	(18,336)
As of March 31, 2018	$(813)	$—	$(4,069)	$(2,269)	$(7,151)

(1)	All amounts are net of tax.

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2019	$(492)	$—	$(3,945)	$(24,888)	$(29,325)
Other comprehensive income (loss) before reclassifications	—	—	—	9,190	9,190
Amounts reclassified from accumulated other comprehensive income (loss)	106	—	42	—	148
Net other comprehensive income (loss)	106	—	42	9,190	9,338
As of March 31, 2019	$(386)	$—	$(3,903)	$(15,698)	$(19,987)

(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Interest expense	$140	$140
General and administrative expenses	54	54
Total income (loss) from continuing operations before income tax	(194)	(194)
Tax expense (benefit)	(46)	(43)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(148)	$(151)

Note 10 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Operating revenues:
U.S. Drilling	$320,209	$241,002
Canada Drilling	25,315	31,887
International Drilling	337,256	368,845
Drilling Solutions	65,422	62,648
Rig Technologies	71,753	64,669
Other reconciling items (1)	(20,315)	(34,857)
Total	$799,640	$734,194

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$24,683	$(19,746)
Canada Drilling	(59)	(592)
International Drilling	(5,637)	24,536
Drilling Solutions	12,855	8,721
Rig Technologies	(5,148)	(12,976)
Total segment adjusted operating income (loss)	$26,694	$(57)

	Three Months Ended
	March 31,
	2019	2018
	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total segment adjusted operating income (loss) (2)	$26,694	$(57)
Other reconciling items (3)	(40,089)	(44,977)
Earnings (losses) from unconsolidated affiliates	(5)	2
Investment income (loss)	9,677	465
Interest expense	(52,352)	(61,386)
Other, net	(17,502)	(14,089)
Income (loss) from continuing operations before income taxes	$(73,577)	$(120,042)

	March 31,	December 31,
	2019	2018
	(In thousands)
Total assets:
U.S. Drilling	$2,954,828	$2,982,974
Canada Drilling	250,417	252,817
International Drilling	3,243,297	3,320,347
Drilling Solutions	269,329	281,078
Rig Technologies	426,517	401,044
Other reconciling items (3)	629,296	615,684
Total	$7,773,684	$7,853,944

(1)	Represents the elimination of inter-segment transactions.

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

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

Note 11 Revenue Recognition

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	March 31, 2019

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$258,871	$—	$—	$44,052	$54,735	$—	$357,658
U.S. Offshore Gulf of Mexico	41,481	—	—	4,244	—	—	45,725
Alaska	19,857	—	—	1,728	303	—	21,888
Canada	—	25,315	—	673	2,628	—	28,616
Middle East & Asia	—	—	187,969	10,505	10,601	—	209,075
Latin America	—	—	92,366	3,231	920	—	96,517
Europe, Africa & CIS	—	—	56,921	989	2,566	—	60,476
Eliminations & other	—	—	—	—	—	(20,315)	(20,315)
Total	$320,209	$25,315	$337,256	$65,422	$71,753	$(20,315)	$799,640

	Three Months Ended
	March 31, 2018

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$204,592	$—	$—	$44,273	$50,597	$—	$299,462
U.S. Offshore Gulf of Mexico	20,991	—	—	3,299	—	—	24,290
Alaska	15,419	—	—	566	136	—	16,121
Canada	—	31,887	—	2,290	3,391	—	37,568
Middle East & Asia	—	—	233,857	7,725	5,208	—	246,790
Latin America	—	—	83,883	3,984	1,658	—	89,525
Europe, Africa & CIS	—	—	51,105	511	3,679	—	55,295
Eliminations & other	—	—	—	—	—	(34,857)	(34,857)
Total	$241,002	$31,887	$368,845	$62,648	$64,669	$(34,857)	$734,194

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)
	(In millions)
As of December 31, 2018	$791.2	$55.8	$32.3	$116.7	$69.7
As of March 31, 2019	$776.5	$48.0	$27.7	$95.1	$66.7

Approximately 53% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2019, of which 21% was recognized during the three months ended March 31, 2019, and 29% is expected to be recognized during 2020. The remaining 18% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2021 or thereafter.

Additionally, 46% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2019, of which 21% was recognized during the three months ended March 31, 2019, and 32% is expected to be recognized during 2020. The remaining 22% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2021 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

Note 12 Leases

Prior to January 1, 2019, we accounted for leases under ASC 840 and did not record any right of use asset or corresponding lease liability. We adopted ASC 842 using a modified retrospective with an effective date of January 1, 2019. As such, financial information for prior periods has not been adjusted and continues to be reported under ASC 840. Effective with the adoption of ASC 842, we have changed our accounting policy for leases as detailed below.

We have evaluated the provisions of ASC 842, including certain practical expedients allowed. The significant practical expedients we adopted include the following:

•	We elected the practical expedient to apply the transition approach as of the beginning of the period of adoption and not restate comparative periods;

•

We elected to utilize the “package of three” expedients, as defined in ASC 842, whereby we did not reassess whether contracts existing prior to the effective date contain leases, nor did we reassess lease classification determinations nor whether initial direct costs qualify for capitalization;

•	We elected the practical expedient to not capitalize any leases with initial terms of twelve months or less on our condensed consolidated balance sheet;

•	For all underlying classes of leased assets, we elected the practical expedient to not separate lease and non-lease components; and

•

We elected the practical expedient to continue to account for land easements (also known as “rights of way”) that were not previously accounted for as leases consistent with prior accounting until such contracts are modified or replaced, at which time they would be assessed for lease classification under ASC 842.

As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on our condensed consolidated balance sheet of approximately $33.1 million. As the right of use asset and the lease payable obligation were the same, there was no cumulative effect impact on retained earnings.

We determine whether a contract is or contains a lease at inception of the contract based on answers to a series of questions that address whether an identified asset exists and whether we have the right to obtain substantially all of the benefit of the assets and to control its use over the full term of the agreement. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate using a credit notching approach to discount the lease payments based on information available at lease commencement. We do not separate lease and nonlease components of contracts. There are no material residual value guarantees nor any restrictions or covenants included in our lease agreements. Certain of our leases include provisions for variable payments. These variable payments are typically determined based on a measure of throughput or actual days or another measure of usage and are not included in the calculation of lease liabilities and right-of-use assets.

Lease Position

The table below presents the lease related assets and liabilities recorded on our condensed consolidated balance sheet as of March 31, 2019:

		March 31,
		2019
	Classification on the Balance Sheet	(In thousands)
Assets
Operating lease assets	Other long-term assets	$29,798
Total lease assets		$29,798

Liabilities
Current liabilities:
Operating lease liabilities	Current lease liabilities	$10,991
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	$18,807
Total lease liabilities		$29,798

Lease Costs

The table below presents certain information related to the lease costs for our operating leases for the three months ended March 31, 2019:

Three Months Ended
March 31,
2019
(In thousands)
Operating lease cost	$3,669
Short-term lease cost	1,390
Variable lease cost	—
Total lease cost	$5,059

Other Information

The table below presents supplemental cash flow information related to leases for the three months ended March 31, 2019:

Three Months Ended March 31,
2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,669

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases as of March 31, 2019:

Three Months Ended
March 31,
2019

Weighted-average remaining lease term - operating leases	2.63 years
Weighted-average discount rate - operating leases	5.71%

Undiscounted Cash Flows

The table below reconciled the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded on the balance sheet as of March 31, 2019:

March 31, 2019
(In thousands)
2019	$9,407
2020	8,846
2021	5,832
2022	3,301
2023	1,918
Thereafter	7,682
Total undiscounted lease liability	36,986
Less: amount of lease payments representing interest	(7,188)
Long-term lease obligations	$29,798

As of March 31, 2019, we had additional leases that have not yet commenced of approximately $8.6 million. These leases will commence in the fourth quarter of 2019 with lease terms of 12 years.

The minimum rental commitments under non-cancelable operating leases under ASC 840 as disclosed in our 2018 Annual Report, with lease terms in excess of one year subsequent to December 31, 2018, were as follows:

December 31, 2018
(In thousands)
2019	$10,701
2020	7,104
2021	3,774
2022	2,356
2023	1,538
Thereafter	7,482
Total minimum lease payments	$32,955

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of March 31, 2019 and December 31, 2018, statements of income (loss) and statements of other comprehensive income (loss) for the three months ended March 31, 2019 and 2018, and statements of cash flows for the three months ended March 31, 2019 and 2018 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	March 31, 2019
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$334	$41	$428,752	$—	$429,127
Short-term investments	—	—	40,590	—	40,590
Accounts receivable, net	—	—	743,528	—	743,528
Inventory, net	—	—	166,139	—	166,139
Assets held for sale	—	—	12,330	—	12,330
Other current assets	417	433	163,339	—	164,189
Total current assets	751	474	1,554,678	—	1,555,903
Property, plant and equipment, net	—	—	5,399,514	—	5,399,514
Goodwill	—	—	184,104	—	184,104
Intercompany receivables	100,764	219,756	2,611	(323,131)	—
Investment in consolidated affiliates	2,492,908	5,568,841	4,118,531	(12,180,280)	—
Deferred income taxes	—	399,679	344,531	(399,679)	344,531
Other long-term assets	—	110	303,847	(14,325)	289,632
Total assets	$2,594,423	$6,188,860	$11,907,816	$(12,917,415)	$7,773,684

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$850	$—	$850
Trade accounts payable	118	41	399,643	—	399,802
Accrued liabilities	7,970	18,985	271,104	—	298,059
Income taxes payable	—	—	26,100	—	26,100
Current lease liabilities	—	—	10,991	—	10,991
Total current liabilities	8,088	19,026	708,688	—	735,802
Long-term debt	—	3,691,905	—	(14,325)	3,677,580
Other long-term liabilities	—	29,331	251,260	—	280,591
Deferred income taxes	—	—	419,428	(399,679)	19,749
Intercompany payable	—	—	323,131	(323,131)	—
Total liabilities	8,088	3,740,262	1,702,507	(737,135)	4,713,722
Redeemable noncontrolling interest in subsidiary	—	—	409,923	—	409,923
Shareholders’ equity	2,586,335	2,448,598	9,731,682	(12,180,280)	2,586,335
Noncontrolling interest	—	—	63,704	—	63,704
Total equity	2,586,335	2,448,598	9,795,386	(12,180,280)	2,650,039
Total liabilities and equity	$2,594,423	$6,188,860	$11,907,816	$(12,917,415)	$7,773,684

Condensed Consolidating Balance Sheets

	December 31, 2018
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$474	$42	$447,250	$—	$447,766
Short-term investments	—	—	34,036	—	34,036
Accounts receivable, net	—	—	756,320	—	756,320
Inventory, net	—	—	165,587	—	165,587
Assets held for sale	—	—	12,250	—	12,250
Other current assets	50	433	177,121	—	177,604
Total current assets	524	475	1,592,564	—	1,593,563
Property, plant and equipment, net	—	—	5,467,870	—	5,467,870
Goodwill	—	—	183,914	—	183,914
Intercompany receivables	95,946	218,129	2,611	(316,686)	—
Investment in consolidated affiliates	2,658,827	5,494,886	4,079,269	(12,232,982)	—
Deferred income taxes	—	388,089	345,091	(388,089)	345,091
Other long-term assets	—	142	277,689	(14,325)	263,506
Total assets	$2,755,297	$6,101,721	$11,949,008	$(12,952,082)	$7,853,944

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$561	$—	$561
Trade accounts payable	132	14	392,697	—	392,843
Accrued liabilities	28,815	62,830	326,267	—	417,912
Income taxes payable	—	—	20,761	—	20,761
Total current liabilities	28,947	62,844	740,286	—	832,077
Long-term debt	—	3,600,209	—	(14,325)	3,585,884
Other long-term liabilities	—	29,331	245,154	—	274,485
Deferred income taxes	—	—	394,400	(388,089)	6,311
Intercompany payable	25,500	—	291,186	(316,686)	—
Total liabilities	54,447	3,692,384	1,671,026	(719,100)	4,698,757
Redeemable noncontrolling interest in subsidiary	—	—	404,861	—	404,861
Shareholders’ equity	2,700,850	2,409,337	9,823,645	(12,232,982)	2,700,850
Noncontrolling interest	—	—	49,476	—	49,476
Total equity	2,700,850	2,409,337	9,873,121	(12,232,982)	2,750,326
Total liabilities and equity	$2,755,297	$6,101,721	$11,949,008	$(12,952,082)	$7,853,944

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended March 31, 2019
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$799,640	$—	$799,640
Earnings (losses) from unconsolidated affiliates	—	—	(5)	—	(5)
Earnings (losses) from consolidated affiliates	(115,046)	73,918	35,117	6,011	—
Investment income (loss)	—	—	10,205	(528)	9,677
Total revenues and other income	(115,046)	73,918	844,957	5,483	809,312
Costs and other deductions:
Direct costs	—	—	520,957	—	520,957
General and administrative expenses	2,414	277	65,650	(174)	68,167
Research and engineering	—	—	13,520	—	13,520
Depreciation and amortization	—	31	210,360	—	210,391
Interest expense, net	—	52,750	(398)	—	52,352
Other, net	237	(2,667)	19,758	174	17,502
Intercompany interest expense, net	12	—	(12)	—	—
Total costs and other deductions	2,663	50,391	829,835	—	882,889
Income (loss) from continuing operations before income taxes	(117,709)	23,527	15,122	5,483	(73,577)
Income tax expense (benefit)	—	(11,590)	41,389	—	29,799
Income (loss) from continuing operations, net of tax	(117,709)	35,117	(26,267)	5,483	(103,376)
Income (loss) from discontinued operations, net of tax	—	—	(157)	—	(157)
Net income (loss)	(117,709)	35,117	(26,424)	5,483	(103,533)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(14,176)	—	(14,176)
Net income (loss) attributable to Nabors	(117,709)	35,117	(40,600)	5,483	(117,709)
Less: Preferred stock dividend	(4,313)	—	—	—	(4,313)
Net income (loss) attributable to Nabors common shareholders	$(122,022)	$35,117	$(40,600)	$5,483	$(122,022)

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended March 31, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$734,194	$—	$734,194
Earnings (losses) from unconsolidated affiliates	—	—	2	—	2
Earnings (losses) from consolidated affiliates	(141,825)	23,985	(26,525)	144,365	—
Investment income (loss)	2	—	3,444	(2,981)	465
Total revenues and other income	(141,823)	23,985	711,115	141,384	734,661
Costs and other deductions:
Direct costs	—	—	475,403	—	475,403
General and administrative expenses	2,383	242	72,115	(169)	74,571
Research and engineering	—	—	15,806	—	15,806
Depreciation and amortization	—	30	213,418	—	213,448
Interest expense, net	—	65,325	(3,939)	—	61,386
Other, net	(5)	—	13,925	169	14,089
Total costs and other deductions	2,378	65,597	786,728	—	854,703
Income (loss) from continuing operations before income taxes	(144,201)	(41,612)	(75,613)	141,384	(120,042)
Income tax expense (benefit)	—	(15,087)	38,632	—	23,545
Income (loss) from continuing operations, net of tax	(144,201)	(26,525)	(114,245)	141,384	(143,587)
Income (loss) from discontinued operations, net of tax	—	—	(75)	—	(75)
Net income (loss)	(144,201)	(26,525)	(114,320)	141,384	(143,662)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(539)	—	(539)
Net income (loss) attributable to Nabors	$(144,201)	$(26,525)	$(114,859)	$141,384	$(144,201)
Less: Preferred stock dividend	—	—	—	—	—
Net income (loss) attributable to Nabors common shareholders	$(144,201)	$(26,525)	$(114,859)	$141,384	$(144,201)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2019
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(117,709)	$35,117	$(40,600)	$5,483	$(117,709)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	9,190	(4)	9,190	(9,186)	9,190
Pension liability amortization and adjustment	54	54	108	(162)	54
Unrealized gains (losses) and amortization on cash flow hedges	140	140	140	(280)	140
Other comprehensive income (loss) before tax	9,384	190	9,438	(9,628)	9,384
Income tax expense (benefit) related to items of other comprehensive income (loss)	46	46	92	(138)	46
Other comprehensive income (loss), net of tax	9,338	144	9,346	(9,490)	9,338
Comprehensive income (loss) attributable to Nabors	(108,371)	35,261	(31,254)	(4,007)	(108,371)
Net income (loss) attributable to noncontrolling interest	—	—	14,176	—	14,176
Translation adjustment attributable to noncontrolling interest	—	—	52	—	52
Comprehensive income (loss) attributable to noncontrolling interest	—	—	14,228	—	14,228
Comprehensive income (loss)	$(108,371)	$35,261	$(17,026)	$(4,007)	$(94,143)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(144,201)	$(26,525)	$(114,859)	$141,384	$(144,201)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	(9,343)	—	(9,343)	9,343	(9,343)
Pension liability amortization and adjustment	54	54	108	(162)	54
Adoption of ASU No. 2016-01	(9,144)	—	(9,144)	9,144	(9,144)
Unrealized gains (losses) and amortization on cash flow hedges	140	140	140	(280)	140
Other comprehensive income (loss) before tax	(18,293)	194	(18,239)	18,045	(18,293)
Income tax expense (benefit) related to items of other comprehensive income (loss)	43	43	86	(129)	43
Other comprehensive income (loss), net of tax	(18,336)	151	(18,325)	18,174	(18,336)
Comprehensive income (loss) attributable to Nabors	(162,537)	(26,374)	(133,184)	159,558	(162,537)
Net income (loss) attributable to noncontrolling interest	—	—	539	—	539
Translation adjustment attributable to noncontrolling interest	—	—	(96)	—	(96)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	443	—	443
Comprehensive income (loss)	$(162,537)	$(26,374)	$(132,741)	$159,558	$(162,094)

Condensed Consolidating Statements Cash Flows

	Three Months Ended March 31, 2019
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$55,162	$(88,799)	$161,959	$(58,468)	$69,854
Cash flows from investing activities:
Purchases of investments	—	—	(4,221)	—	(4,221)
Sales and maturities of investments	—	—	1,134	—	1,134
Cash paid for acquisitions of businesses, net of cash acquired	—	—	(2,929)	—	(2,929)
Cash paid for investments in consolidated affiliates	—	—	(4,000)	4,000	—
Capital expenditures	—	—	(141,070)	—	(141,070)
Proceeds from sales of assets and insurance claims	—	—	2,642	—	2,642
Change in intercompany balances	—	(1,627)	1,627	—	—
Net cash provided by (used for) investing activities	—	(1,627)	(146,817)	4,000	(144,444)
Cash flows from financing activities:
Debt issuance costs	—	(35)	—	—	(35)
Proceeds from revolving credit facilities	—	180,000	—	—	180,000
Proceeds from parent contributions	—	4,000	—	(4,000)	—
Proceeds from issuance of common shares, net of issuance costs	6	—	(6)	—	—
Reduction of long-term debt	—	(43,540)	—	—	(43,540)
Reduction in revolving credit facilities	—	(50,000)	—	—	(50,000)
Dividends to common and preferred shareholders	(28,557)	—	(376)	3,168	(25,765)
Proceeds from (payments for) short-term borrowings	—	—	289	—	289
Proceeds from issuance of intercompany debt	25,000	—	(25,000)	—	—
Paydown of intercompany debt	(50,500)	—	50,500	—	—
Distribution from subsidiary to parent	—	—	(55,300)	55,300	—
Other changes	(1,251)	—	(242)	—	(1,493)
Net cash (used for) provided by financing activities	(55,302)	90,425	(30,135)	54,468	59,456
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,791)	—	(2,791)
Net increase (decrease) in cash, cash equivalents and restricted cash	(140)	(1)	(17,784)	—	(17,925)
Cash, cash equivalents and restricted cash, beginning of period	474	42	450,564	—	451,080
Cash, cash equivalents and restricted cash, end of period	$334	$41	$432,780	$—	$433,155

Condensed Consolidating Statements Cash Flows

	Three Months Ended March 31, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$22,374	$(98,371)	$19,295	$(24,981)	$(81,683)
Cash flows from investing activities:
Purchases of investments	—	—	(676)	—	(676)
Sales and maturities of investments	—	—	1,148	—	1,148
Capital expenditures	—	—	(94,026)	—	(94,026)
Proceeds from sale of assets and insurance claims	—	—	3,076	—	3,076
Change in intercompany balances	—	(122,864)	122,864	—	—
Net cash provided by (used for) investing activities	—	(122,864)	32,386	—	(90,478)
Cash flows from financing activities:
Debt issuance costs	—	(12,928)	—	—	(12,928)
Reduction in long-term debt	—	(460,837)	—	—	(460,837)
Reduction in revolving credit facilities	—	(680,000)	—	—	(680,000)
Dividends to shareholders	(20,129)	—	—	2,981	(17,148)
Proceeds from (payments for) commercial paper, net	—	(40,000)	—	—	(40,000)
Proceeds from (payments for) issuance of intercompany debt	20,000	—	(20,000)	—	—
Proceeds from revolving credit facilities	—	615,000	—	—	615,000
Proceeds from issuance of long-term debt	—	800,000	—	—	800,000
Paydown of intercompany debt	(21,000)	—	21,000	—	—
Proceeds from (payments for) short-term borrowings	—	—	194	—	194
Distribution from subsidiary to parent	—	—	(22,000)	22,000	—
Other changes	(1,862)	—	(383)	—	(2,245)
Net cash (used for) provided by financing activities	(22,991)	221,235	(21,189)	24,981	202,036
Effect of exchange rate changes on cash and cash equivalents	—	—	(867)	—	(867)
Net increase (decrease) in cash, cash equivalents and restricted cash	(617)	—	29,625	—	29,008
Cash, cash equivalents and restricted cash, beginning of period	1,091	44	340,894	—	342,029
Cash, cash equivalents and restricted cash, end of period	$474	$44	$370,519	$—	$371,037

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

•	our dependence on our operating subsidiaries and investments to meet our financial obligations;

•	our ability to retain skilled employees;

•	our ability to complete, and realize the expected benefits of strategic transactions;

•	the recent changes in U.S. tax laws and the possibility of changes in other tax laws and other laws and regulations;

•	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in any of the countries in which we do business;

•	the possibility of changes to U.S. trade policies and regulations including the imposition of trade embargoes or sanctions; and

•	general economic conditions, including the capital and credit markets.

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

The above description of risks and uncertainties is by no means all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors that may affect us or our industry, please refer to Part II, Item 1A. — Risk Factors of this report and Item 1A. — Risk Factors in our 2018 Annual Report.

Management Overview

This section is intended to help you understand our results of operations and our financial condition. This information is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto.

We own and operate one of the world’s largest land-based drilling rig fleets and provide offshore rigs in the United States and numerous international markets. Our business is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies, consisting of equipment manufacturing, rig instrumentation and optimization software. We also specialize in tubular services, wellbore placement solutions and are a leading provider of directional drilling and MWD systems and services.

Financial Results

Comparison of the three months ended March 31, 2019 and 2018

Operating revenues for the three months ended March 31, 2019 totaled $799.6 million, representing an increase of $65.4 million, or 9%, compared to the three months ended March 31, 2018. We experienced an increase in operating revenue across all of our operating segments, aside from International Drilling and Canada Drilling. Activity and pricing both increased in most of the segments, as a result of the improved market conditions with the most impactful increase in our U.S. Drilling and Rig Technologies operating segments, followed by Drilling Solutions. For a more detailed description of International Drilling and Canada Drilling operating results see Segment Results of Operations, below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $121.9 million ($0.36 per diluted share) for the three months ended March 31, 2019 compared to a net loss from continuing operations attributable to Nabors common shareholders of $144.1 million ($0.46 per diluted share) for the three months ended March 31, 2018, or a $22.3 million decrease in the net loss. This improvement in the net loss was primarily attributable to a $26.8 million increase in our segments adjusted operating income compared to the prior period. The increase from our segments was partially offset by a $6.3 million increase in income tax expense.

General and administrative expenses for the three months ended March 31, 2019 totaled $68.2 million, representing a decrease of $6.4 million or 9%, compared to the three months ended March 31, 2018. This is reflective of a reduction in workforce and general cost-reduction efforts across our operating segments and our corporate offices.

Research and engineering expenses for the three months ended March 31, 2019 totaled $13.5 million, representing a decrease of $2.3 million, or 14%, compared to the three months ended March 31, 2018. The decrease is primarily attributable to a reduction in staffing levels and other cost control efforts across many of our research and engineering projects and initiatives.

Depreciation and amortization expense for the three months ended March 31, 2019 was $210.4 million, representing a decrease of $3.1 million, or 1%, compared to the three months ended March 31, 2018. The slight decrease was primarily due the impact from retirements and impairments of various rigs and equipment in late 2018, which more than offset the incremental depreciation during the period.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	March 31,
	2019	2018	Increase/(Decrease)
	(In thousands, except rig data and percentages)
U.S. Drilling
Operating revenues	$320,209	$241,002	$79,207	33%
Adjusted operating income (loss) (1)	$24,683	$(19,746)	$44,429	225%
Average rigs working (2)	120.9	111.8	9.1	8%

Canada Drilling
Operating revenues	$25,315	$31,887	$(6,572)	(21)%
Adjusted operating income (loss) (1)	$(59)	$(592)	$533	90%
Average rigs working (2)	16.3	21.1	(4.8)	(23)%

International Drilling
Operating revenues	$337,256	$368,845	$(31,589)	(9)%
Adjusted operating income (loss) (1)	$(5,637)	$24,536	$(30,173)	(123)%
Average rigs working (2)	89.7	94.6	(4.9)	(5)%

Drilling Solutions
Operating revenues	$65,422	$62,648	$2,774	4%
Adjusted operating income (loss) (1)	$12,855	$8,721	$4,134	47%

Rig Technologies
Operating revenues	$71,753	$64,669	$7,084	11%
Adjusted operating income (loss) (1)	$(5,148)	$(12,976)	$7,828	60%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 10—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)

Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating results increased during the three months ended March 31, 2019 compared to the corresponding 2018 period primarily due to an increase in dayrates as market prices have continued to improve, resulting in approximately $33.4 million of the increase in adjusted operating income. Additionally, we experienced an increase in activity as reflected by an 8% increase in the average number of rigs working, which represented approximately $12.8 million of the increase in adjusted operating income.

Canada Drilling

Operating revenues decreased during the three months ended March 31, 2019 compared to the corresponding 2018 period primarily due to a 23% decrease in the average number of rigs working. Although the first quarter typically marks the peak season for our Canada drilling operations, this segment was adversely impacted by the industry-wide decline in rig count in Canada due to weak market conditions relative to the prior year period.

International Drilling

Operating results decreased during the three months ended March 31, 2019 compared to the corresponding 2018 period. Operating results for the period were unfavorably impacted by the expiration of higher margin contracts, decreased activity resulting from the sale of three working jackup rigs June of 2018 and dayrate reductions in certain regions, which were partially offset by new rig awards in lower margin regions. Additionally, operating results were impacted by the current instability and sanctions imposed in Venezuela and the temporary idling of our fleet there.

Drilling Solutions

Operating results increased during the three months ended March 31, 2019 compared to the corresponding 2018 period. The increase in operating revenue was primarily due to increases in our performance tools offerings as activity in the U.S. has increased, and our tubular running services business which has expanded its activity in several international markets. The increase in operating income was also driven by the growth in our performance tools and tubular running services offerings as well as improved profitability from our wellbore placement offering due to effective cost reduction efforts across this business.

Rig Technologies

Operating results increased during the three months ended March 31, 2019 compared to the corresponding 2018 period primarily due to an increase in operating revenue from increased penetration into international markets as we continued the integration of Tesco and achieved further synergies throughout 2018, after the acquisition in the fourth quarter of 2018.

Other Financial Information

Interest expense

Interest expense for the three months ended March 31, 2019 was $52.4 million, representing a decrease of $9.0 million, or 15%, compared to the three months ended March 31, 2018. The decrease was primarily due to the repayment of approximately $303.5 million aggregate principal of our 9.25% senior notes due January 2019 prior to January 1, 2019, using the proceeds from the equity offering completed in May 2018.

Other, net

Other, net for the three months ended March 31, 2019 was $17.5 million of expense, which included net losses on sales and disposals of assets of approximately $3.6 million, an increase in litigation reserves of $7.1 million and foreign currency exchange losses of $8.6 million. Partially offsetting these losses was a gain on debt buybacks of $2.7 million.

Other, net for the three months ended March 31, 2018 was $14.1 million of expense, which included transaction related costs of $7.0 million, an increase in litigation reserves of $3.6 million, foreign currency exchange losses of $2.5 and net losses on sales and disposals of assets of approximately $2.2 million.

Income tax rate

Our worldwide effective tax rate for the three months ended March 31, 2019 was (40.5%) compared to (19.6%) for the three months ended March 31, 2018. The change in effective tax rate was a result of a change in our geographic mix of pre-tax earnings (losses), primarily due to pre-tax earnings in certain high tax jurisdictions causing a net income tax expense despite a consolidated pre-tax loss. This resulted in a negative tax rate for the three months ended March 31, 2019.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facilities and cash generated from operations. As of March 31, 2019, we had cash and short-term investments of $469.7 million and working capital of $820.1 million. As of December 31, 2018, we had cash and short-term investments of $481.8 million and working capital of $761.5 million. At March 31, 2019, we had $300.0 million of borrowings outstanding under our revolving credit facilities.

We had 15 letter-of-credit facilities with various banks as of March 31, 2019. Availability under these facilities as of March 31, 2019 was as follows:

March 31,
2019
(In thousands)
Credit available	$677,571
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	96,365
Remaining availability	$581,206

Our gross debt to capital ratio was 0.59:1 as of March 31, 2019 and 0.57:1 as of December 31, 2018. Our net debt to capital ratio was 0.55:1 as of March 31, 2019 and 0.53:1 as of December 31, 2018. The gross debt to capital ratio is calculated by dividing total debt by total capitalization (total debt plus shareholders’ equity). The net debt to capital ratio is calculated by dividing net debt by net capitalization. Net debt is defined as total debt minus the sum of cash and cash equivalents and short-term investments. Net capitalization is defined as net debt plus shareholders’ equity. Availability under both the 2012 Revolving Credit Facility and the 2018 Revolving Credit Facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. As of March 31, 2019, our net debt could be higher by approximately $630.0 million, while still maintaining our net debt to capital ratio of 0.60:1. Borrowing from the revolving credit facilities to pay down other debt, such as the 5.00% senior notes due September 2020, does not adversely impact the ratio calculation. Therefore, the entire balance under the revolving credit facilities could be drawn to pay down outstanding debt. The ratio is only materially impacted by borrowing under the revolving credit facility to use for purposes other than retiring debt, which would increase our net debt. We can limit or control our spending through reductions in discretionary capital or other types of controllable expenditures, monetization of assets, accessing capital markets through a variety of alternative methods, or any combination of these alternatives if needed. We cannot make any assurances as to our ability to implement any or all of these alternatives.

In addition, availability under the new 2018 Revolving Credit Facility is subject to a covenant that during any period in which Nabors Delaware fails to maintain an investment grade rating from at least two ratings agencies, the guarantors under the facility and their subsidiaries we will be required to maintain an asset to debt coverage ratio of at least 2.50:1. In light of our credit ratings as of March 31, 2019, we are required to comply with this covenant. As of March 31, 2019, our asset to debt coverage ratio was 3.74:1. The asset to debt coverage ratio is calculated by dividing (x) drilling-related fixed assets wholly owned by the 2018 Revolver Guarantors or wholly owned subsidiaries of the 2018 Revolver Guarantors by (y) total debt of the 2018 Revolver Guarantors (subject to certain exclusions).

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

Our interest coverage ratio was 3.6:1 as of March 31, 2019 and 3.3:1 as of December 31, 2018. The interest coverage ratio is a trailing 12-month quotient of the sum of operating revenues, direct costs, general administrative expenses and research and engineering expenses divided by interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

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

We expect capital expenditures over the next 12 months to be approximately $0.4 billion. Purchase commitments outstanding at March 31, 2019 totaled approximately $241.0 million, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

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

There have been no material changes to the contractual cash obligations table that was included in our 2018 Annual Report.

On August 25, 2015, our Board of Directors authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400.0 million of our common shares by various means, including in the open market or in privately negotiated transactions. Authorization for the program, which was renewed in February 2019, does not have an expiration date and does not obligate us to repurchase any of our common shares. Since establishing the program, we have repurchased 14.0 million of our common shares for an aggregate purchase price of approximately $119.4 million under this program. As of March 31, 2019, the remaining amount authorized under the program that may be used to purchase shares was $280.6 million. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of March 31, 2019, our subsidiaries held 52.8 million of our common shares.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the three months ended March 31, 2019 and 2018 below.

Operating Activities.  Net cash provided by operating activities totaled $69.9 million during the three months ended March 31, 2019, compared to net cash used of $81.7 million during the corresponding 2018 period. Operating cash flows are our primary source of capital and liquidity. The increase in cash flows from operations is primarily attributable to increases in activity and margins.  Additionally, changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables and interest payments are significant factors affecting operating cash flows. Changes in working capital items used $54.6 million and $184.0 million in cash during the three months ended March 31, 2019 and 2018, respectively.

Investing Activities.  Net cash used for investing activities totaled $144.4 million during the three months ended March 31, 2019 compared to $90.5 million during the corresponding 2018 period. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the three months ended March 31, 2019 and 2018, we used cash for capital expenditures totaling $141.1 million and $94.0 million, respectively.

Financing Activities.  Net cash provided by financing activities totaled $59.5 million during the three months ended March 31, 2019 compared to net cash provided of $202.0 million during the corresponding 2018 period. During the three months ended March 31, 2019, we received net proceeds of $130.0 million in amounts borrowed under our revolving credit facilities, partially offset by a $43.5 million repayment on our senior notes. Additionally, we paid dividends totaling $25.8 million to our common and preferred shareholders.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2019	2020	2021	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$213,018	1,168	—	—	$214,186

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2018 Annual Report. There were no material changes in our exposure to market risk during the three months ended March 31, 2019 from those disclosed in our 2018 Annual Report.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. For matters where an unfavorable outcome is reasonably possible and significant, we disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at the time of disclosure. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our condensed consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period. See Note 7 — Commitments and Contingencies — Litigation for a description of such proceedings.

ITEM 1A. RISK FACTORS

In addition to the information set forth elsewhere in this report, the risk factors set forth in Part 1, Item 1A, of our 2018 Annual Report, should be carefully considered when evaluating us. These risks are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended March 31, 2019 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
January 1 - January 31	65	$2.19	—	280,645
February 1 - February 28	213	$3.13	—	280,645
March 1 - March 31	130	$3.35	—	280,645

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

(2)

In August 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019.  Through March 31, 2019, we repurchased 14.0 million of our common shares for an aggregate purchase price of approximately $119.4 million under this program. As of March 31, 2019, we had $280.6 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of March 31, 2019, our subsidiaries held 52.8 million of our common shares.

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	May 1, 2019