Form 10-Q
period 2019-06-30
NABORS INDUSTRIES LTD
filed 2019-08-01
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32657

NABORS INDUSTRIES LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0363970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Crown House

Second Floor

4 Par-la-Ville Road

Hamilton, HM08

Bermuda

(Address of principal executive office)

(441) 292-1510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, $.001 par value per share	NBR	NYSE
Preferred shares, 6.00% Mandatory Convertible Preferred Shares, Series A, $.001 par value per share	NBR.PRA	NYSE

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

The number of common shares, par value $.001 per share, outstanding as of July 26, 2019 was 363,457,900, excluding 52,800,203 common shares held by our subsidiaries, or 416,258,103 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2019	2018
	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$367,693	$447,766
Short-term investments	28,023	34,036
Accounts receivable, net	737,353	756,320
Inventory, net	178,367	165,587
Assets held for sale	8,004	12,250
Other current assets	147,239	177,604
Total current assets	1,466,679	1,593,563
Property, plant and equipment, net	5,301,252	5,467,870
Goodwill	90,645	183,914
Deferred income taxes	357,267	345,091
Other long-term assets	298,660	263,506
Total assets (1)	$7,514,503	$7,853,944
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$790	$561
Trade accounts payable	410,469	392,843
Accrued liabilities	319,763	417,912
Income taxes payable	27,179	20,761
Current lease liabilities	13,966	—
Total current liabilities	772,167	832,077
Long-term debt	3,550,577	3,585,884
Other long-term liabilities	294,128	274,485
Deferred income taxes	27,448	6,311
Total liabilities (1)	4,644,320	4,698,757
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest in subsidiary (Note 3)	415,042	404,861
Equity:
Shareholders’ equity:
Preferred shares, par value $0.001 per share:
Series A 6% Cumulative Mandatory Convertible; $50 per share liquidation preference; issued 5,746 and 5,750, respectively	6	6
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 416,282 and 409,652, respectively	416	410
Capital in excess of par value	3,405,421	3,392,937
Accumulated other comprehensive income (loss)	(13,490)	(29,325)
Retained earnings	303,181	650,842
Less: treasury shares, at cost, 52,800 and 52,800 common shares, respectively	(1,314,020)	(1,314,020)
Total shareholders’ equity	2,381,514	2,700,850
Noncontrolling interest	73,627	49,476
Total equity	2,455,141	2,750,326
Total liabilities and equity	$7,514,503	$7,853,944
(1)The condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018 include assets and liabilities of variable interest entities. See Note 3—Joint Ventures for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$771,406	$761,920	$1,571,046	$1,496,114
Earnings (losses) from unconsolidated affiliates	—	(1)	(5)	1
Investment income (loss)	469	(3,164)	10,146	(2,699)
Total revenues and other income	771,875	758,755	1,581,187	1,493,416

Costs and other deductions:
Direct costs	496,664	493,975	1,017,621	969,378
General and administrative expenses	64,415	67,823	132,582	142,394
Research and engineering	11,920	12,439	25,440	28,245
Depreciation and amortization	218,319	218,262	428,710	431,710
Interest expense	51,491	60,592	103,843	121,978
Impairments and other charges	102,570	69,620	99,903	76,664
Other, net	7,899	7,981	28,068	15,026
Total costs and other deductions	953,278	930,692	1,836,167	1,785,395
Income (loss) from continuing operations before income taxes	(181,403)	(171,937)	(254,980)	(291,979)
Income tax expense (benefit):
Current	16,504	3,464	32,366	12,235
Deferred	(5,106)	19,814	8,831	34,588
Total income tax expense (benefit)	11,398	23,278	41,197	46,823
Income (loss) from continuing operations, net of tax	(192,801)	(195,215)	(296,177)	(338,802)
Income (loss) from discontinued operations, net of tax	(34)	(584)	(191)	(659)
Net income (loss)	(192,835)	(195,799)	(296,368)	(339,461)
Less: Net (income) loss attributable to noncontrolling interest	(10,729)	(2,953)	(24,905)	(3,492)
Net income (loss) attributable to Nabors	(203,564)	(198,752)	(321,273)	(342,953)
Less: Preferred stock dividend	(4,312)	(3,680)	(8,625)	(3,680)
Net income (loss) attributable to Nabors common shareholders	$(207,876)	$(202,432)	$(329,898)	$(346,633)

Amounts attributable to Nabors common shareholders:
Net income (loss) from continuing operations	$(207,842)	$(201,848)	$(329,707)	$(345,974)
Net income (loss) from discontinued operations	(34)	(584)	(191)	(659)
Net income (loss) attributable to Nabors common shareholders	$(207,876)	$(202,432)	$(329,898)	$(346,633)

Earnings (losses) per share:
Basic from continuing operations	$(0.61)	$(0.61)	$(0.97)	$(1.08)
Basic from discontinued operations	—	—	—	—
Total Basic	$(0.61)	$(0.61)	$(0.97)	$(1.08)
Diluted from continuing operations	$(0.61)	$(0.61)	$(0.97)	$(1.08)
Diluted from discontinued operations	—	—	—	—
Total Diluted	$(0.61)	$(0.61)	$(0.97)	$(1.08)
Weighted-average number of common shares outstanding:
Basic	351,543	328,372	351,154	318,580
Diluted	351,543	328,372	351,154	318,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Net income (loss) attributable to Nabors	$(203,564)	$(198,752)	$(321,273)	$(342,953)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	6,349	(5,570)	15,539	(14,913)
Pension liability amortization and adjustment	54	54	108	108
Unrealized gains (losses) and amortization on cash flow hedges	142	142	282	282
Adoption of ASU No. 2016-01	—	—	—	(9,144)
Other comprehensive income (loss), before tax	6,545	(5,374)	15,929	(23,667)
Income tax expense (benefit) related to items of other comprehensive income (loss)	48	48	94	91
Other comprehensive income (loss), net of tax	6,497	(5,422)	15,835	(23,758)
Comprehensive income (loss) attributable to Nabors	(197,067)	(204,174)	(305,438)	(366,711)
Net income (loss) attributable to noncontrolling interest	10,729	2,953	24,905	3,492
Translation adjustment attributable to noncontrolling interest	7	(63)	59	(159)
Comprehensive income (loss) attributable to noncontrolling interest	10,736	2,890	24,964	3,333
Comprehensive income (loss)	$(186,331)	$(201,284)	$(280,474)	$(363,378)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(296,368)	$(339,461)
Adjustments to net income (loss):
Depreciation and amortization	428,717	432,782
Deferred income tax expense (benefit)	8,804	33,921
Impairments and other charges	98,869	63,726
Amortization of debt discount and deferred financing costs	15,868	14,674
Losses (gains) on debt buyback	1,034	—
Losses (gains) on long-lived assets, net	10,611	5,755
Losses (gains) on investments, net	(5,906)	4,969
Provision (recovery) of bad debt	256	(2,663)
Share-based compensation	14,164	14,732
Foreign currency transaction losses (gains), net	9,924	6,280
Noncontrolling interest	(24,906)	—
Other	373	(3,110)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	23,788	(86,968)
Inventory	(12,814)	(7,153)
Other current assets	34,590	21,463
Other long-term assets	(38,705)	18,773
Trade accounts payable and accrued liabilities	(60,624)	(21,824)
Income taxes payable	7,118	(22,429)
Other long-term liabilities	58,292	(56,110)
Net cash provided by (used for) operating activities	273,085	77,357
Cash flows from investing activities:
Purchases of investments	(4,572)	(676)
Sales and maturities of investments	11,919	2,602
Cash paid for acquisition of businesses, net of cash acquired	(2,929)	—
Capital expenditures	(274,479)	(209,471)
Proceeds from sales of assets and insurance claims	11,857	77,272
Net cash (used for) provided by investing activities	(258,204)	(130,273)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	(344)
Proceeds from issuance of long-term debt	—	800,000
Debt issuance costs	(49)	(12,990)
Proceeds from revolving credit facilities	790,000	625,000
Reduction in revolving credit facilities	(480,000)	(1,135,000)
Proceeds from issuance of common shares, net of issuance costs	—	302,014
Proceeds from issuance of preferred stock, net of issuance costs	—	278,573
Distributions to noncontrolling interest	(814)	(4,676)
Reduction in long-term debt	(361,966)	(460,837)
Dividends to common and preferred shareholders	(33,705)	(36,200)
Proceeds from (payment for) commercial paper	—	(40,000)
Proceeds from (payments for) short-term borrowings	229	62
Other	(2,337)	(3,688)
Net cash (used for) provided by financing activities	(88,642)	311,914
Effect of exchange rate changes on cash and cash equivalents	(1,968)	(3,637)
Net increase (decrease) in cash and cash equivalents and restricted cash	(75,729)	255,361
Cash and cash equivalents and restricted cash, beginning of period	451,080	342,029
Cash and cash equivalents and restricted cash, end of period	$375,351	$597,390

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	447,766	336,997
Restricted cash, beginning of period	3,314	5,032
Cash and cash equivalents and restricted cash, beginning of period	$451,080	$342,029

Cash and cash equivalents, end of period	367,693	593,284
Restricted cash, end of period	7,658	4,106
Cash and cash equivalents and restricted cash, end of period	$375,351	$597,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Mandatory Convertible				Capital	Accumulated
	Preferred Shares		Common Shares		in Excess	Other			Non-
		Par		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of March 31, 2018	—	$—	370,320	$370	$2,797,893	$(7,151)	$1,232,516	$(1,314,020)	$27,400	$2,737,008
Net income (loss)	—	—	—	—	—	—	(198,752)	—	2,953	(195,799)
Dividends to shareholders ($0.06 per share)	—	—	—	—	—	—	(21,460)	—	—	(21,460)
Dividends to preferred shareholders ($0.64 per share)	—	—	—	—	—	—	(3,680)	—	—	(3,680)
Common share issuance	—	—	40,250	40	301,974	—	—	—	—	302,014
Convertible preferred share issuance	5,750	6	—	—	278,566	—	—	—	—	278,572
Other comprehensive income (loss), net of tax	—	—	—	—	—	(5,422)	—	—	(63)	(5,485)
Share-based compensation	—	—	—	—	6,104	—	—	—	—	6,104
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(4,676)	(4,676)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(2,124)	—	—	(2,124)
Other	—	—	(318)	—	(1,826)	—	—	—	—	(1,826)
As of June 30, 2018	5,750	$6	410,252	$410	$3,382,711	$(12,573)	$1,006,500	$(1,314,020)	$25,614	$3,088,648

As of March 31, 2019	5,750	$6	415,916	$416	$3,400,110	$(19,987)	$519,810	$(1,314,020)	$63,704	$2,650,039
Net income (loss)	—	—	—	—	—	—	(203,564)	—	10,729	(192,835)
Dividends to common shareholders ($0.01 per share)	—	—	—	—	—	—	(3,634)	—	—	(3,634)
Dividends to preferred shareholders ($0.75 per share)	—	—	—	—	—	—	(4,312)	—	—	(4,312)
Repurchase of preferred shares	(4)	—	—	—	(79)	—	—	—	—	(79)
Other comprehensive income (loss), net of tax	—	—	—	—	—	6,497	—	—	7	6,504
Share-based compensation	—	—	—	—	5,740	—	—	—	—	5,740
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(813)	(813)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(5,119)	—	—	(5,119)
Other	—	—	366	—	(350)	—	—	—	—	(350)
As of June 30, 2019	5,746	$6	416,282	$416	$3,405,421	$(13,490)	$303,181	$(1,314,020)	$73,627	$2,455,141

	Mandatory Convertible				Capital	Accumulated
	Preferred Shares		Common Shares		in Excess	Other			Non-
		Par		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2017	—	$—	367,510	$368	$2,791,129	$11,185	$1,423,154	$(1,314,020)	$26,957	$2,938,773
Net income (loss)	—	—	—	—	—	—	(342,953)	—	3,492	(339,461)
Dividends to shareholders ($0.12 per share)	—	—	—	—	—	—	(40,511)	—	—	(40,511)
Dividends to preferred shareholders ($0.64 per share)	—	—	—	—	—	—	(3,680)	—	—	(3,680)
Common share issuance	—	—	40,250	40	301,974	—	—	—	—	302,014
Convertible preferred share issuance	5,750	6	—	—	278,566	—	—	—	—	278,572
Other comprehensive income (loss), net of tax	—	—	—	—	—	(23,758)	—	—	(159)	(23,917)
Share-based compensation	—	—	—	—	14,732	—	—	—	—	14,732
Adoption of ASU No. 2016-01	—	—	—	—	—	—	9,144	—	—	9,144
Adoption of ASU No. 2016-16	—	—	—	—	—	—	(34,132)	—	—	(34,132)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(4,676)	(4,676)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(4,522)	—	—	(4,522)
Other	—	—	2,492	2	(3,690)	—	—	—	—	(3,688)
As of June 30, 2018	5,750	$6	410,252	$410	$3,382,711	$(12,573)	$1,006,500	$(1,314,020)	$25,614	$3,088,648

As of December 31, 2018	5,750	$6	409,652	$410	$3,392,937	$(29,325)	$650,842	$(1,314,020)	$49,476	$2,750,326
Net income (loss)	—	—	—	—	—	—	(321,273)	—	24,905	(296,368)
Dividends to common shareholders ($0.02 per share)	—	—	—	—	—	—	(7,581)	—	—	(7,581)
Dividends to preferred shareholders ($1.50 per share)	—	—	—	—	—	—	(8,625)	—	—	(8,625)
Repurchase of preferred shares	(4)	—	—	—	(79)	—	—	—	—	(79)
Other comprehensive income (loss), net of tax	—	—	—	—	—	15,835	—	—	59	15,894
Share-based compensation	—	—	—	—	14,164	—	—	—	—	14,164
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(813)	(813)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(10,182)	—	—	(10,182)
Other	—	—	6,630	6	(1,601)	—	—	—	—	(1,595)
As of June 30, 2019	5,746	$6	416,282	$416	$3,405,421	$(13,490)	$303,181	$(1,314,020)	$73,627	$2,455,141

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

With operations in approximately 25 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of June 30, 2019 included:

●	374 actively marketed rigs for land-based drilling operations in the United States, Canada and approximately 18 other countries throughout the world; and

●	33 actively marketed rigs for offshore drilling operations in the United States and multiple international markets.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position as of June 30, 2019 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the six months ended June 30, 2019 may not be indicative of results that will be realized for the full year ending December 31, 2019.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of Nabors, as well as all majority owned and non-majority owned subsidiaries consolidated in accordance with U.S. GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Raw materials	$130,904	$116,840
Work-in-progress	14,452	20,329
Finished goods	33,011	28,418
	$178,367	$165,587

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

Our estimated fair values of our reporting units incorporate judgment and the use of estimates by management. The fair values calculated in these impairment tests were determined using discounted cash flow models which require the use of significant unobservable inputs, representative of a Level 3 fair value measurement. Our cash flow models involve assumptions based on our utilization of rigs or other oil and gas service equipment, revenues and earnings from affiliates, as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. Our fair value estimates of these reporting units are sensitive to varying dayrates, utilization and costs. Therefore, a significantly prolonged period of lower oil and natural gas prices or changes in laws and regulations could adversely affect the demand for and prices of our services, which could in turn result in future goodwill impairment charges for these reporting units due to the potential impact on our estimate of our future operating results. Our discounted cash flow projections for each reporting unit were based on financial forecasts. The future cash flows were discounted to present value using discount rates determined to be appropriate for each reporting unit. Terminal values for each reporting unit were calculated using a Gordon Growth methodology with a long term growth rate of approximately 2%.

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

The change in the carrying amount of goodwill for our segments for the six months ended June 30, 2019 was as follows:

	Balance at	Disposals		Cumulative		Balance at
	December 31,	and		Translation	Other	June 30,
	2018	Impairments		Adjustment	Adjustment	2019
	(In thousands)
U.S. Drilling	$50,149	$—		$—	$2,054	$52,203
International Drilling	75,634	(75,634)	(1)	—	—	—
Drilling Solutions	11,436	—		—	—	11,436
Rig Technologies	46,695	(18,000)	(1)	365	(2,054)	27,006
Total	$183,914	$(93,634)		$365	$—	$90,645

(1)	As part of our annual review during the second quarter of 2019, we determined the carrying value of some of our reporting units exceeded their fair value. As such, we recognized a goodwill impairment of $93.6 million. See Note 9—Impairments and Other Charges.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, relating to leases to increase transparency and comparability among companies. This standard requires that all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. Additionally, this standard requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. We adopted this guidance under the modified retrospective approach as of January 1, 2019. We preliminarily determined that our drilling contracts contained a lease component, and the adoption would require us to separately recognize revenue associated with the lease and services components. In July 2018, the FASB issued ASU No. 2018-11, which provides a practical expedient that allows entities to combine lease and non-lease components where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. Our drilling contracts contain a lease component related to the underlying drilling equipment, in addition to the service component provided by our crews and our expertise to operate such drilling equipment. We have determined that the non-lease service component of our drilling contracts is the predominant element of the combined component and will account for the combined components as a single performance obligation under Topic 606, Revenue from Contracts with Customers. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. With respect to leases whereby we are the lessee, we recognized upon adoption on January 1, 2019 lease liabilities and offsetting "right of use" assets of approximately $42.8 million based on the present value of the remaining minimum rental payments. See Note 13 — Leases.

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

The condensed balance sheet of SANAD, as included in our consolidated balance sheet, is presented below.

	June 30,	December 31,
	2019	2018
	(In thousands)
Assets:
Cash and cash equivalents	$230,352	$211,618
Accounts receivable	81,440	73,699
Other current assets	21,236	17,198
Property, plant and equipment, net	443,643	457,963
Other long-term assets	16,490	36,583
Total assets	$793,161	$797,061
Liabilities:
Accounts payable	$65,655	$60,087
Accrued liabilities	14,367	8,530
Total liabilities	$80,022	$68,617

Note 4 Fair Value Measurements

Fair value is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information available. Accordingly, we employ valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The use of unobservable inputs is intended to allow for fair value determinations in situations where there is little, if any, market activity for the asset or liability at the measurement date. We are able to classify fair value balances utilizing a fair value hierarchy based on the observability of those inputs. Under the fair value hierarchy:

●	Level 1 measurements include unadjusted quoted market prices for identical assets or liabilities in an active market;

●	Level 2 measurements include quoted market prices for identical assets or liabilities in an active market that have been adjusted for items such as effects of restrictions for transferability and those that are not quoted but are observable through corroboration with observable market data, including quoted market prices for similar assets; and

●	Level 3 measurements include those that are unobservable and of a subjective nature.

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2019 consisted of available-for-sale equity and debt securities.  Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. There were no transfers of our financial assets between Level 1 and Level 2 measures during the six months ended June 30, 2019. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2019 and December 31, 2018, our short-term investments were carried at fair market value and totaled $28.0 million and $34.0 million, respectively, and primarily consisted of Level 1 measurements. No material Level 2 or Level 3 measurements exist as of any of the periods presented.

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

Fair Value of Financial Instruments

We estimate the fair value of our financial instruments in accordance with U.S. GAAP. The fair value of our long-term debt and revolving credit facilities is estimated based on quoted market prices or prices quoted from third-party financial institutions. The fair value of our debt instruments is determined using Level 2 measurements. The carrying and fair values of these liabilities were as follows:

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
5.00% senior notes due September 2020	$309,769	$310,909	$614,748	$590,336
4.625% senior notes due September 2021	637,468	622,398	668,347	603,457
5.50% senior notes due January 2023	577,042	540,688	586,000	465,999
5.10% senior notes due September 2023	336,746	298,003	342,923	262,494
0.75% senior exchangeable notes due January 2024	461,491	412,563	450,689	358,012
5.75% senior notes due February 2025	781,502	694,169	791,502	598,953
2012 Revolving credit facility	480,000	480,000	170,000	170,000
2018 Revolving credit facility	—	—	—	—
Other	790	790	561	561
	3,584,808	$3,359,520	3,624,770	$3,049,812
Less: current portion	790		561
Less: deferred financing costs	33,441		38,325
	$3,550,577		$3,585,884

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 5 Debt

Debt consisted of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
5.00% senior notes due September 2020	$309,769	$614,748
4.625% senior notes due September 2021	637,468	668,347
5.50% senior notes due January 2023	577,042	586,000
5.10% senior notes due September 2023	336,746	342,923
0.75% senior exchangeable notes due January 2024	461,491	450,689
5.75% senior notes due February 2025	781,502	791,502
2012 Revolving credit facility	480,000	170,000
2018 Revolving credit facility	—	—
Other	790	561
	3,584,808	3,624,770
Less: current portion	790	561
Less: deferred financing costs	33,441	38,325
	$3,550,577	$3,585,884

During the six months ended June 30, 2019, we repurchased $361.5 million aggregate principal amount outstanding of our senior unsecured notes for approximately $366.7 million in cash, including principal, and $4.8 million in accrued and unpaid interest. This amount includes the purchase price for the tender offer for $275.0 million of our senior notes due 2020, which closed on June 14, 2019. In connection with these repurchases, we recognized a loss of approximately $1.0 million, which represents the discount and is included in other, net in our condensed consolidated statement of income (loss) for the six months ended June 30, 2019.

Subsequent to June 30, 2019 through the date of this report, we repurchased $16.6 million aggregate principal amount outstanding under our 5.00% senior notes due September 2020 for approximately $16.9 million in cash, reflecting principal, accrued and unpaid interest.

2018 Revolving Credit Facility

On October 11, 2018, Nabors Delaware, Nabors Drilling Canada Limited, an Alberta corporation (“Nabors Canada”), Nabors and certain other of Nabors’ wholly owned subsidiaries entered into a new five-year unsecured revolving facility with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent (the “2018 Revolving Credit Facility”). The 2018 Revolving Credit Facility has a borrowing capacity of $1.267 billion and is fully and unconditionally guaranteed by Nabors and certain of its wholly owned subsidiaries. The 2018 Revolving Credit Facility matures at the earlier of (a) October 11, 2023 and (b) July 19, 2022, if any of Nabors Delaware’s existing 5.5% senior notes due January 2023 remain outstanding as of such date. Certain lenders have committed to provide Nabors Delaware an aggregate principal amount of $1.227 billion under the 2018 Revolving Credit Facility, which may be drawn in U.S. dollars, and HSBC Bank Canada has committed to provide Nabors Canada an aggregate principal amount of $40 million in U.S. dollar equivalent, which can be drawn upon in either U.S. or Canadian dollars. The 2018 Revolving Credit Facility contains certain affirmative and negative covenants, including a financial covenant requiring Nabors to maintain a net debt to capitalization ratio not in excess of 0.60:1. Our net debt to capital ratio was 0.57:1 as of June 30, 2019. The net debt to capital ratio is calculated by dividing net debt by net capitalization. For purposes of the 2018 Revolving Credit Facility, net debt is defined as total debt minus the sum of cash and cash equivalents. Net capitalization is defined as net debt plus shareholders’ equity. As of June 30, 2019, our net debt could be higher by approximately $388.6 million, while still maintaining our net debt to capital ratio of 0.60:1. Borrowing from the revolving credit facilities to pay down other debt that matures prior to the maturity date of the 2018 Revolving Credit Facility, such as the 5.00% senior notes due September 2020, does not adversely impact the ratio calculation. Therefore, the entire balance under the revolving credit facilities would be available to pay down outstanding debt. The ratio is only adversely impacted by borrowing under the revolving credit facilities to use for purposes other than retiring debt, which would increase our net debt, and by reductions to shareholders’ equity. We can limit or control our spending through reductions in discretionary capital or other types of controllable expenditures, monetization of assets, accessing capital markets through a variety of alternative methods, or any combination of these alternatives if needed. We cannot make any assurances as to our ability to implement any or all of these alternatives.

Additionally, during any period in which Nabors Delaware fails to maintain an investment grade rating from at least two ratings agencies, the guarantors under the facility and their respective subsidiaries will be required to maintain an asset to debt coverage ratio (as defined in the 2018 Revolving Credit Facility) of at least 2.50:1. As of June 30, 2019, our asset to debt coverage ratio was 3.65:1. The asset to debt coverage ratio is calculated by dividing (x) drilling-related fixed assets wholly owned by certain of Nabors’ subsidiaries that are guaranteeing the 2018 Revolving Credit Facility (the “2018 Revolver Guarantors”) or wholly owned subsidiaries of the 2018 Revolver Guarantors by (y) total debt of the 2018 Revolver Guarantors (subject to certain exclusions). As of the date of this report, we had no borrowings outstanding under our 2018 Revolving Credit Facility. In order to make any future borrowings under the 2018 Revolving Credit Facility, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

2012 Revolving Credit Facility

In connection with the 2018 Revolving Credit Facility, on October 11, 2018, Nabors Delaware entered into Amendment No. 3 to its existing credit agreement dated November 29, 2012 (as amended, including such amendment, the “2012 Revolving Credit Facility”), among itself, Nabors, Nabors Canada, HSBC Bank Canada, the other lenders party thereto, Citibank, N.A., and Wilmington Trust, National Association, as successor administrative agent (the “Amendment”). The Amendment, among other things, provided for Citibank, N.A.’s resignation as administrative agent and the appointment of Wilmington Trust, National Association as administrative agent, reduced the overall commitments available to $666.25 million and provided for certain lenders to exit the facility in order to become lenders under the 2018 Revolving Credit Facility. Availability under the 2012 Revolving Credit Facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. Net debt is defined in the 2012 Revolving Credit Facility in the same manner as the 2018 Revolving Credit Facility. As of June 30, 2019, we had $480.0 million outstanding under the 2012 Revolving Credit Facility. The weighted average interest rate on borrowings at June 30, 2019 was 3.97%. The 2012 Revolving Credit Facility matures on July 14, 2020.

As of the date of this report, we were in compliance with all covenants under the 2018 Revolving Credit Facility and 2012 Revolving Credit Facility. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

Note 6 Shareholders’ Equity

Common shares

In May 2018, we issued 35,000,000 common shares at a price to the public of $7.75 per share. In connection with this offering, in June 2018 the underwriters exercised in full their option to purchase 5,250,000 additional common shares. Nabors received aggregate net proceeds of approximately $301.4 million after deducting underwriting discounts, commissions and offering expenses.

On February 22, 2019, a cash dividend of $0.01 per common share was declared for shareholders of record on March 12, 2019. The dividend was paid on April 2, 2019 in the amount of $3.5 million. On April 24, 2019, a cash dividend of $0.01 per common share was declared for shareholders of record on June 11, 2019. The dividend was paid on July 2, 2019 in the amount of $3.5 million. These dividends were charged to retained earnings in our condensed consolidated statements of changes in equity for the six months ended June 30, 2019.

On July 26, 2019, our Board of Directors declared a cash dividend of $0.01 per common share, which will be paid on October 2, 2019 to shareholders of record at the close of business on September 11, 2019.

Convertible Preferred Shares

In May 2018, we issued 5,750,000 (including the underwriters option for 750,000) of our 6% Series A Mandatory Convertible Preferred Shares (the “mandatory convertible preferred shares”), par value $.001 per share, with a liquidation preference of $50 per share. Nabors received aggregate net proceeds of approximately $277.9 million after deducting underwriting discounts, commissions and offering expenses. In June 2019, we repurchased 4,000 of our mandatory convertible preferred shares for approximately $.08 million.

The dividends on the mandatory convertible preferred shares are payable on a cumulative basis at a rate of 6% annually on the initial liquidation preference of $50 per share. Dividends accumulate and are paid quarterly to the extent that we have available funds and our Board of Directors declares a dividend payable. We may elect to pay any accumulated and unpaid dividends in cash or common shares or any combination thereof. At issuance, each mandatory convertible preferred share was automatically convertible into between 5.3763 and 6.4516 of our common shares based on the average share price over a period of twenty consecutive trading days ending prior to May 1, 2021, subject to anti-dilution adjustments. As a result of the dividends paid on our common shares since the offering, the most recent publicly announced conversion rate for each mandatory convertible preferred share is between 5.6179 and 6.7416 of our common shares. Adjustments to the conversion ratio are required to be made and published when such adjustment would result in an increase or decrease of one percent or more of the conversion rate. At any time prior to May 1, 2021, a holder of mandatory convertible preferred shares may convert such mandatory convertible preferred shares into our common shares at the minimum conversion rate, subject to adjustment.

On February 22, 2019, a cash dividend of $0.75 per mandatory convertible preferred share was declared for shareholders of record on April 15, 2019. The dividend was paid on May 1, 2019 in the amount of $4.3 million. On April 24, 2019, a cash dividend of $0.75 per mandatory convertible preferred share was declared for shareholders of record on July 15, 2019. The dividend will be paid on August 1, 2019 in the amount of $4.3 million. These dividends were charged to retained earnings in our condensed consolidated statements of changes in equity for the six months ended June 30, 2019.

On July 26, 2019, our Board of Directors declared a cash dividend of $0.75 per mandatory convertible preferred share, which will be paid on November 1, 2019 to shareholders of record at the close of business on October 15, 2019.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $23.8 million (at June 30, 2019 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $15.8 million in excess of amounts accrued.

On September 29, 2017, we were sued, along with Tesco Corporation and its Board of Directors, in a putative shareholder class action filed in the United States District Court for the Southern District of Texas, Houston Division. The plaintiff alleges that the September 18, 2017 Preliminary Proxy Statement filed by Tesco with the United States Securities and Exchange Commission omitted material information with respect to the proposed transaction between Tesco and Nabors announced on August 14, 2017. The plaintiff claims that the omissions rendered the Proxy Statement false and misleading, constituting a violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. The court consolidated several matters and entered a lead plaintiff appointment order. The plaintiff filed their amended complaint, adding Nabors Industries Ltd. as a party to the consolidated action. Nabors filed its motion to dismiss, which was granted by the court on March 29, 2019. Plaintiffs filed their notice to appeal the dismissal on April 30, 2019. Nabors will continue to vigorously defend itself against the allegations.

Following a routine audit conducted in May and June of 2018 by the Atyrau Oblast Ecology Department (the “AOED”), our joint venture in Kazakhstan, KMG Nabors Drilling Company (“KNDC”), was administratively fined for not having emissions permits for KNDC owned or leased equipment. Prior to this audit, the AOED had always accepted the operator’s permits for all of their subcontractors. However, because of major personnel changes, AOED changed this position and is now requiring that the owner/lessor of the equipment that emits the pollutants must have its own permits. Administrative fines have been issued to KNDC and paid in the amount of $0.8 million for violations regarding the failure to have proper permits. AOED had also assessed additional “environmental damages” in the amount of $3.4 million for the period while KNDC did not hold its’ own emissions permit. However, KNDC appealed this fine and the AOED Economic Court ruled in KNDC’s favor. Additional damages in the form of later year audits and taxes could become due as well exposing KNDC to possible additional penalties and fines in an amount estimated to be up to approximately $4.0 million. KNDC believes and is taking the stance, that the operator of the wells has a contractual obligation to reimburse KNDC for any and all such fines. In addition, KNDC has challenged the AOED’s position on the permits both administratively and through the courts. The administrative appeal remains pending. The original administrative decision has been affirmed in the lower courts and by the Supreme Court, but the Supreme Court has agreed to reactivate the case following a meeting between KNDC and the Chairman of the Supreme Court. Nabors intends to vigorously defend itself and pursue all remedies at its disposal.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2019	2020	2021	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$65,197	154,512	—	—	$219,709

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

Diluted earnings (losses) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and unvested restricted shares. Shares issuable upon exchange of the $575 million 0.75% exchangeable notes are not included in the calculation of diluted earnings (losses) per share unless the exchange value of the notes exceeds their principal amount at the end of the relevant reporting period, in which case the notes will be accounted for as if the number of common shares that would be necessary to settle the excess are issued. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings (losses) per share calculation, when the price of our shares exceeds $25.16 on the last trading day of the quarter, which did not occur during the six months ended June 30, 2019.

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(192,801)	$(195,215)	$(296,177)	$(338,802)
Less: net (income) loss attributable to noncontrolling interest	(10,729)	(2,953)	(24,905)	(3,492)
Less: preferred stock dividends	(4,312)	(3,680)	(8,625)	(3,680)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(5,119)	(2,124)	(10,182)	(4,522)
Less: distributed and undistributed earnings allocated to unvested shareholders	(115)	4,826	(233)	8,186
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(213,076)	$(199,146)	$(340,122)	$(342,310)
Income (loss) from discontinued operations, net of tax	$(34)	$(584)	$(191)	$(659)

Weighted-average number of shares outstanding - basic	351,543	328,372	351,154	318,580
Earnings (losses) per share:
Basic from continuing operations	$(0.61)	$(0.61)	$(0.97)	$(1.08)
Basic from discontinued operations	—	—	—	—
Total Basic	$(0.61)	$(0.61)	$(0.97)	$(1.08)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(213,076)	$(199,146)	$(340,122)	$(342,310)
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(213,076)	$(199,146)	$(340,122)	$(342,310)
Income (loss) from discontinued operations, net of tax	$(34)	$(584)	$(191)	$(659)

Weighted-average number of shares outstanding - basic	351,543	328,372	351,154	318,580
Add: dilutive effect of potential common shares	—	—	—	—
Weighted-average number of shares outstanding - diluted	351,543	328,372	351,154	318,580
Earnings (losses) per share:
Diluted from continuing operations	$(0.61)	$(0.61)	$(0.97)	$(1.08)
Diluted from discontinued operations	—	—	—	—
Total Diluted	$(0.61)	$(0.61)	$(0.97)	$(1.08)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)

Potentially dilutive securities excluded as anti-dilutive	1,789	4,575	2,176	4,555

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

Additionally, we excluded 38.8 million common shares from the computation of diluted shares issuable upon the conversion of mandatory convertible preferred shares, because their effect would be anti-dilutive under the if-converted method.

Note 9 Impairments and Other Charges

The components of impairments and other charges are provided below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Goodwill & Intangible Assets:
Goodwill impairments	93,634	—	93,634	—
Intangible asset impairment	5,235	—	5,235	—
Subtotal	98,869	—	98,869	—

Other Charges:
Divestiture of International assets	—	63,726	—	63,726
Transaction related costs	—	5,894	—	12,938
Loss (gain) on early extinguishment of debt	3,701	—	1,034	—
Total	$102,570	$69,620	$99,903	$76,664

For the three and six months ended June 30, 2019

Goodwill impairments

During the three and six months ended June 30, 2019, we recognized goodwill impairment charges of $93.6 million. As part of our annual goodwill impairment test, we determined the carrying value of some of our reporting units exceeded their fair value. As such, we recognized an impairment of $75.6 million for the remaining goodwill balance attributable to our International Drilling operating segment and $18.0 million for a partial impairment to our goodwill balance related to the acquisition of 2TD in 2014, reported within our Rig Technologies operating segment. These non-cash pre-tax impairment charges were primarily the result of a sustained decline in our market capitalization and lower future cash flow projections due to expectations for future commodity prices and the resulting impact on the demand for our products and services within these reporting units.

Intangible impairments

Additionally, we determined the fair value of one of our intangible assets was less than the current book value. As such, we recognized a partial impairment of $5.2 million to write down the intangible asset to its fair value. This intangible asset relates to in-process research and development associated with our rotary steerable tools purchased as part of the 2TD acquisition. Based on our updated projections of future cash flows, the carrying value did not support the current fair value and thus an impairment charge was recognized.

Loss (gain) on early extinguishment of debt

During the three and six months ended June 30, 2019, we repurchased $315.3 million and $361.5 million, respectively, aggregate principal amount of our senior notes and recognized a loss of $3.7 million and $1.0 million, respectively, as part of the debt extinguishment. See Note 5—Debt for additional discussion.

Three and six months ended June 30, 2018

Divestiture of International assets

During the three and six months ended June 30, 2018, we recognized a loss of $63.7 million on the sale of three offshore drilling rigs within our International Drilling operating segment.

Transaction related costs

During the three and six months ended June 30, 2018, we incurred $5.9 million and $12.9 million, respectively, in transaction related costs, including professional fees, severances, facility closure costs and other cost rationalization items, primarily in connection with the acquisition of Tesco.

Note 10 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Accrued compensation	$85,811	$92,358
Deferred revenue and proceeds on insurance and asset sales	104,600	149,266
Other taxes payable	17,196	33,199
Workers’ compensation liabilities	15,214	16,316
Interest payable	53,728	59,718
Litigation reserves	18,890	24,926
Current liability to discontinued operations	—	2,445
Dividends declared and payable	7,832	25,330
Other accrued liabilities	16,492	14,354
	$319,763	$417,912

Investment income (loss) includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Interest and dividend income	$2,248	$1,136	$4,281	$2,326
Gains (losses) on marketable securities	(1,779)	(4,300)	5,865	(5,025)
	$469	$(3,164)	$10,146	$(2,699)

Other, net included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$6,527	$3,594	$10,160	$5,834
Litigation expenses and reserves	(521)	4,677	6,611	8,277
Foreign currency transaction losses (gains)	1,398	3,742	9,970	6,244
Other losses (gains)	495	(4,032)	1,327	(5,329)
	$7,899	$7,981	$28,068	$15,026

The changes in accumulated other comprehensive income (loss), by component, included the following:

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2018	$(922)	$9,144	$(4,111)	$7,074	$11,185
Other comprehensive income (loss) before reclassifications	—	—	—	(14,913)	(14,913)
Amounts reclassified from accumulated other comprehensive income (loss)	216	—	83	—	299
Adoption of ASU No. 2016-01	—	(9,144)	—	—	(9,144)
Net other comprehensive income (loss)	216	(9,144)	83	(14,913)	(23,758)
As of June 30, 2018	$(706)	$—	$(4,028)	$(7,839)	$(12,573)
(1)	All amounts are net of tax.

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2019	$(492)	$—	$(3,945)	$(24,888)	$(29,325)
Other comprehensive income (loss) before reclassifications	—	—	—	15,539	15,539
Amounts reclassified from accumulated other comprehensive income (loss)	212	—	84	—	296
Net other comprehensive income (loss)	212	—	84	15,539	15,835
As of June 30, 2019	$(280)	$—	$(3,861)	$(9,349)	$(13,490)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Interest expense	$142	$142	$282	$282
General and administrative expenses	54	54	108	108
Total income (loss) from continuing operations before income tax	(196)	(196)	(390)	(390)
Tax expense (benefit)	(48)	(48)	(94)	(91)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(148)	$(148)	$(296)	$(299)

Note 11 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Operating revenues:
U.S. Drilling	$323,402	$264,395	$643,611	$505,397
Canada Drilling	11,389	17,442	36,704	49,329
International Drilling	326,905	377,986	664,161	746,831
Drilling Solutions	64,583	59,859	130,005	122,507
Rig Technologies	72,751	81,321	144,504	145,990
Other reconciling items (1)	(27,624)	(39,083)	(47,939)	(73,940)
Total	$771,406	$761,920	$1,571,046	$1,496,114

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$20,392	$(13,107)	$45,075	$(32,853)
Canada Drilling	(5,537)	(4,608)	(5,596)	(5,200)
International Drilling	(6,884)	24,486	(12,521)	49,022
Drilling Solutions	13,793	7,546	26,648	16,267
Rig Technologies	496	(3,433)	(4,652)	(16,409)
Total segment adjusted operating income (loss)	$22,260	$10,884	$48,954	$10,827

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total segment adjusted operating income (loss) (2)	$22,260	$10,884	$48,954	$10,827
Other reconciling items (3)	(42,172)	(41,463)	(82,261)	(86,440)
Earnings (losses) from unconsolidated affiliates	—	(1)	(5)	1
Investment income (loss)	469	(3,164)	10,146	(2,699)
Interest expense	(51,491)	(60,592)	(103,843)	(121,978)
Impairments and other charges	(102,570)	(69,620)	(99,903)	(76,664)
Other, net	(7,899)	(7,981)	(28,068)	(15,026)
Income (loss) from continuing operations before income taxes	$(181,403)	$(171,937)	$(254,980)	$(291,979)

	June 30,	December 31,
	2019	2018
	(In thousands)
Total assets:
U.S. Drilling	$2,897,846	$2,982,974
Canada Drilling	223,881	252,817
International Drilling	3,104,495	3,320,347
Drilling Solutions	251,536	281,078
Rig Technologies	422,788	401,044
Other reconciling items (3)	613,957	615,684
Total	$7,514,503	$7,853,944
(1)	Represents the elimination of inter-segment transactions.

(2)	Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), impairments and other charges and other, net. Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) from continuing operations before income taxes is provided in the above table.

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

Note 12 Revenue Recognition

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	June 30, 2019
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$268,788	$—	$—	$46,649	$50,162	$—	$365,599
U.S. Offshore Gulf of Mexico	38,727	—	—	2,765	—	—	41,492
Alaska	15,887	—	—	921	244	—	17,052
Canada	—	11,389	—	382	2,422	—	14,193
Middle East & Asia	—	—	185,077	9,422	13,263	—	207,762
Latin America	—	—	88,792	3,426	462	—	92,680
Europe, Africa & CIS	—	—	53,036	1,018	6,198	—	60,252
Eliminations & other	—	—	—	—	—	(27,624)	(27,624)
Total	$323,402	$11,389	$326,905	$64,583	$72,751	$(27,624)	$771,406

	Six Months Ended
	June 30, 2019
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$527,659	$—	$—	$90,697	$104,902	$—	$723,258
U.S. Offshore Gulf of Mexico	80,208	—	—	7,010	—	—	87,218
Alaska	35,744	—	—	2,649	546	—	38,939
Canada	—	36,704	—	1,056	5,049	—	42,809
Middle East & Asia	—	—	373,045	19,929	23,862	—	416,836
Latin America	—	—	181,159	6,657	1,382	—	189,198
Europe, Africa & CIS	—	—	109,957	2,007	8,763	—	120,727
Eliminations & other	—	—	—	—	—	(47,939)	(47,939)
Total	$643,611	$36,704	$664,161	$130,005	$144,504	$(47,939)	$1,571,046

	Three Months Ended
	June 30, 2018
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$219,389	$—	$—	$41,418	$57,573	$—	$318,380
U.S. Offshore Gulf of Mexico	32,064	—	—	2,810	—	—	34,874
Alaska	12,942	—	—	877	208	—	14,027
Canada	—	17,442	—	1,425	10,222	—	29,089
Middle East & Asia	—	—	240,508	9,007	6,503	—	256,018
Latin America	—	—	87,809	3,665	1,919	—	93,393
Europe, Africa & CIS	—	—	49,669	657	4,896	—	55,222
Eliminations & other	—	—	—	—	—	(39,083)	(39,083)
Total	$264,395	$17,442	$377,986	$59,859	$81,321	$(39,083)	$761,920

	Six Months Ended
	June 30, 2018
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$423,981	$—	$—	$85,687	$108,174	$—	$617,842
U.S. Offshore Gulf of Mexico	53,055	—	—	6,109	—	—	59,164
Alaska	28,361	—	—	1,443	344	—	30,148
Canada	—	49,329	—	3,716	13,611	—	66,656
Middle East & Asia	—	—	474,367	16,735	11,709	—	502,811
Latin America	—	—	171,691	7,649	3,577	—	182,917
Europe, Africa & CIS	—	—	100,773	1,168	8,575	—	110,516
Eliminations & other	—	—	—	—	—	(73,940)	(73,940)
Total	$505,397	$49,329	$746,831	$122,507	$145,990	$(73,940)	$1,496,114

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)
	(In millions)
As of December 31, 2018	$791.2	$55.8	$32.3	$116.7	$69.7
As of June 30, 2019	$772.8	$39.4	$30.8	$76.3	$69.7

Approximately 58% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2019, of which 38% was recognized during the six months ended June 30, 2019, and 16% is expected to be recognized during 2020. The remaining 26% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2021 or thereafter.

Additionally, 56% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2019, of which 37% was recognized during the six months ended June 30, 2019, and 17% is expected to be recognized during 2020. The remaining 27% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2021 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

Note 13 Leases

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

We have evaluated the provisions of ASC 842, including certain practical expedients allowed. The significant practical expedients we adopted include the following:

●	We elected the practical expedient to apply the transition approach as of the beginning of the period of adoption and not restate comparative periods;

●	We elected to utilize the “package of three” expedients, as defined in ASC 842, whereby we did not reassess whether contracts existing prior to the effective date contain leases, nor did we reassess lease classification determinations nor whether initial direct costs qualify for capitalization;

●	We elected the practical expedient to not capitalize any leases with initial terms of twelve months or less on our condensed consolidated balance sheet;

●	For all underlying classes of leased assets, we elected the practical expedient to not separate lease and non-lease components; and

●	We elected the practical expedient to continue to account for land easements (also known as “rights of way”) that were not previously accounted for as leases consistent with prior accounting until such contracts are modified or replaced, at which time they would be assessed for lease classification under ASC 842.

As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on our condensed consolidated balance sheet of approximately $42.8 million. As the right of use asset and the lease payable obligation were the same, there was no cumulative effect impact on retained earnings.

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

Lease Position

The table below presents the lease related assets and liabilities recorded on our condensed consolidated balance sheet:

		June 30,
		2019
	Classification on the Balance Sheet	(In thousands)
Assets
Operating lease assets	Other long-term assets	$40,490
Total lease assets		$40,490

Liabilities
Current liabilities:
Operating lease liabilities	Current lease liabilities	$13,966
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	$26,524
Total lease liabilities		$40,490

Lease Costs

The table below presents certain information related to the lease costs for our operating leases:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
	(In thousands)
Operating lease cost	$4,056	$7,830
Short-term lease cost	657	1,156
Variable lease cost	139	251
Total lease cost	$4,852	$9,237

Other Information

The table below presents supplemental cash flow information related to leases:

Six Months Ended June 30,
2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,830

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases:

June 30,
2019

Weighted-average remaining lease term - operating leases	5.33
Weighted-average discount rate - operating leases	5.59%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet:

June 30, 2019
(In thousands)
2019	$8,215
2020	13,785
2021	8,452
2022	5,409
2023	3,265
Thereafter	8,004
Total undiscounted lease liability	47,130
Less: amount of lease payments representing interest	(6,640)
Long-term lease obligations	$40,490

As of June 30, 2019, we had additional leases that have not yet commenced of approximately $12.6 million. These leases will commence in the fourth quarter of 2019 with lease terms of 12 years.

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of June 30, 2019 and December 31, 2018, statements of income (loss) and statements of other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018, and statements of cash flows for the six months ended June 30, 2019 and 2018 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	June 30, 2019
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$323	$40	$367,330	$—	$367,693
Short-term investments	—	—	28,023	—	28,023
Accounts receivable, net	—	—	737,353	—	737,353
Inventory, net	—	—	178,367	—	178,367
Assets held for sale	—	—	8,004	—	8,004
Other current assets	295	—	146,944	—	147,239
Total current assets	618	40	1,466,021	—	1,466,679
Property, plant and equipment, net	—	—	5,301,252	—	5,301,252
Goodwill	—	—	90,645	—	90,645
Intercompany receivables	100,659	75,484	2,611	(178,754)	—
Investment in consolidated affiliates	2,293,463	5,691,496	4,207,154	(12,192,113)	—
Deferred income taxes	—	411,220	357,267	(411,220)	357,267
Other long-term assets	—	79	305,906	(7,325)	298,660
Total assets	$2,394,740	$6,178,319	$11,730,856	$(12,789,412)	$7,514,503

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$790	$—	$790
Trade accounts payable	194	55	410,220	—	410,469
Accrued liabilities	8,284	53,807	257,672	—	319,763
Income taxes payable	—	—	27,179	—	27,179
Current lease liabilities	—	—	13,966	—	13,966
Total current liabilities	8,478	53,862	709,827	—	772,167
Long-term debt	—	3,557,902	—	(7,325)	3,550,577
Other long-term liabilities	—	29,331	264,797	—	294,128
Deferred income taxes	—	—	438,668	(411,220)	27,448
Intercompany payable	4,748	—	174,006	(178,754)	—
Total liabilities	13,226	3,641,095	1,587,298	(597,299)	4,644,320
Redeemable noncontrolling interest in subsidiary	—	—	415,042	—	415,042
Shareholders’ equity	2,381,514	2,537,224	9,654,889	(12,192,113)	2,381,514
Noncontrolling interest	—	—	73,627	—	73,627
Total equity	2,381,514	2,537,224	9,728,516	(12,192,113)	2,455,141
Total liabilities and equity	$2,394,740	$6,178,319	$11,730,856	$(12,789,412)	$7,514,503

Condensed Consolidating Balance Sheets

	December 31, 2018
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$474	$42	$447,250	$—	$447,766
Short-term investments	—	—	34,036	—	34,036
Accounts receivable, net	—	—	756,320	—	756,320
Inventory, net	—	—	165,587	—	165,587
Assets held for sale	—	—	12,250	—	12,250
Other current assets	50	433	177,121	—	177,604
Total current assets	524	475	1,592,564	—	1,593,563
Property, plant and equipment, net	—	—	5,467,870	—	5,467,870
Goodwill	—	—	183,914	—	183,914
Intercompany receivables	95,946	218,129	2,611	(316,686)	—
Investment in consolidated affiliates	2,658,827	5,494,886	4,079,269	(12,232,982)	—
Deferred income taxes	—	388,089	345,091	(388,089)	345,091
Other long-term assets	—	142	277,689	(14,325)	263,506
Total assets	$2,755,297	$6,101,721	$11,949,008	$(12,952,082)	$7,853,944

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$561	$—	$561
Trade accounts payable	132	14	392,697	—	392,843
Accrued liabilities	28,815	62,830	326,267	—	417,912
Income taxes payable	—	—	20,761	—	20,761
Total current liabilities	28,947	62,844	740,286	—	832,077
Long-term debt	—	3,600,209	—	(14,325)	3,585,884
Other long-term liabilities	—	29,331	245,154	—	274,485
Deferred income taxes	—	—	394,400	(388,089)	6,311
Intercompany payable	25,500	—	291,186	(316,686)	—
Total liabilities	54,447	3,692,384	1,671,026	(719,100)	4,698,757
Redeemable noncontrolling interest in subsidiary	—	—	404,861	—	404,861
Shareholders’ equity	2,700,850	2,409,337	9,823,645	(12,232,982)	2,700,850
Noncontrolling interest	—	—	49,476	—	49,476
Total equity	2,700,850	2,409,337	9,873,121	(12,232,982)	2,750,326
Total liabilities and equity	$2,755,297	$6,101,721	$11,949,008	$(12,952,082)	$7,853,944

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended June 30, 2019
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$771,406	$—	$771,406
Earnings (losses) from consolidated affiliates	(201,253)	122,615	83,977	(5,339)	—
Investment income (loss)	—	—	997	(528)	469
Total revenues and other income	(201,253)	122,615	856,380	(5,867)	771,875
Costs and other deductions:
Direct costs	—	—	496,664	—	496,664
General and administrative expenses	1,984	137	62,644	(350)	64,415
Research and engineering	—	—	11,920	—	11,920
Depreciation and amortization	—	32	218,287	—	218,319
Interest expense, net	—	52,074	(583)	—	51,491
Impairments and other charges	—	—	102,570	—	102,570
Other, net	279	(2,064)	9,334	350	7,899
Intercompany interest expense, net	48	—	(48)	—	—
Total costs and other deductions	2,311	50,179	900,788	—	953,278
Income (loss) from continuing operations before income taxes	(203,564)	72,436	(44,408)	(5,867)	(181,403)
Income tax expense (benefit)	—	(11,541)	22,939	—	11,398
Income (loss) from continuing operations, net of tax	(203,564)	83,977	(67,347)	(5,867)	(192,801)
Income (loss) from discontinued operations, net of tax	—	—	(34)	—	(34)
Net income (loss)	(203,564)	83,977	(67,381)	(5,867)	(192,835)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(10,729)	—	(10,729)
Net income (loss) attributable to Nabors	(203,564)	83,977	(78,110)	(5,867)	(203,564)
Less: Preferred stock dividend	(4,312)	—	—	—	(4,312)
Net income (loss) attributable to Nabors common shareholders	$(207,876)	$83,977	$(78,110)	$(5,867)	$(207,876)

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended June 30, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$761,920	$—	$761,920
Earnings (losses) from unconsolidated affiliates	—	—	(1)	—	(1)
Earnings (losses) from consolidated affiliates	(194,594)	59,040	12,080	123,474	—
Investment income (loss)	—	—	4	(3,168)	(3,164)
Total revenues and other income	(194,594)	59,040	774,003	120,306	758,755
Costs and other deductions:
Direct costs	—	—	493,975	—	493,975
General and administrative expenses	2,854	157	65,151	(339)	67,823
Research and engineering	—	—	12,439	—	12,439
Depreciation and amortization	—	32	218,230	—	218,262
Interest expense, net	—	60,798	(206)	—	60,592
Impairments and other charges	—	—	69,620	—	69,620
Other, net	1,204	—	6,438	339	7,981
Intercompany interest expense	100	—	(100)	—	—
Total costs and other deductions	4,158	60,987	865,547	—	930,692
Income (loss) from continuing operations before income taxes	(198,752)	(1,947)	(91,544)	120,306	(171,937)
Income tax expense (benefit)	—	(14,027)	37,305	—	23,278
Income (loss) from continuing operations, net of tax	(198,752)	12,080	(128,849)	120,306	(195,215)
Income (loss) from discontinued operations, net of tax	—	—	(584)	—	(584)
Net income (loss)	(198,752)	12,080	(129,433)	120,306	(195,799)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(2,953)	—	(2,953)
Net income (loss) attributable to Nabors	$(198,752)	$12,080	$(132,386)	$120,306	$(198,752)
Less: Preferred stock dividend	(3,680)	—	—	—	(3,680)
Net income (loss) attributable to Nabors common shareholders	$(202,432)	$12,080	$(132,386)	$120,306	$(202,432)

Condensed Consolidating Statements of Income (Loss)

	Six Months Ended June 30, 2019
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,571,046	$—	$1,571,046
Earnings (losses) from unconsolidated affiliates	—	—	(5)	—	(5)
Earnings (losses) from consolidated affiliates	(316,299)	196,533	119,094	672	—
Investment income (loss)	—	—	11,202	(1,056)	10,146
Total revenues and other income	(316,299)	196,533	1,701,337	(384)	1,581,187
Costs and other deductions:
Direct costs	—	—	1,017,621	—	1,017,621
General and administrative expenses	4,398	414	128,294	(524)	132,582
Research and engineering	—	—	25,440	—	25,440
Depreciation and amortization	—	63	428,647	—	428,710
Interest expense, net	—	104,824	(981)	—	103,843
Impairments and other charges	—	—	99,903	—	99,903
Other, net	516	(4,731)	31,759	524	28,068
Intercompany interest expense, net	60	—	(60)	—	—
Total costs and other deductions	4,974	100,570	1,730,623	—	1,836,167
Income (loss) from continuing operations before income taxes	(321,273)	95,963	(29,286)	(384)	(254,980)
Income tax expense (benefit)	—	(23,131)	64,328	—	41,197
Income (loss) from continuing operations, net of tax	(321,273)	119,094	(93,614)	(384)	(296,177)
Income (loss) from discontinued operations, net of tax	—	—	(191)	—	(191)
Net income (loss)	(321,273)	119,094	(93,805)	(384)	(296,368)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(24,905)	—	(24,905)
Net income (loss) attributable to Nabors	(321,273)	119,094	(118,710)	(384)	(321,273)
Less: Preferred stock dividend	(8,625)	—	—	—	(8,625)
Net income (loss) attributable to Nabors common shareholders	$(329,898)	$119,094	$(118,710)	$(384)	$(329,898)

Condensed Consolidating Statements of Income (Loss)

	Six Months Ended June 30, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$1,496,114	$—	$1,496,114
Earnings (losses) from unconsolidated affiliates	—	—	1	—	1
Earnings (losses) from consolidated affiliates	(336,419)	83,025	(14,445)	267,839	—
Investment income (loss)	2	—	3,448	(6,149)	(2,699)
Total revenues and other income	(336,417)	83,025	1,485,118	261,690	1,493,416
Costs and other deductions:
Direct costs	—	—	969,378	—	969,378
General and administrative expenses	5,237	399	137,266	(508)	142,394
Research and engineering	—	—	28,245	—	28,245
Depreciation and amortization	—	62	431,648	—	431,710
Interest expense, net	—	126,123	(4,145)	—	121,978
Impairments and other charges	—	—	76,664	—	76,664
Other, net	1,199	—	13,319	508	15,026
Intercompany interest expense, net	100	—	(100)	—	—
Total costs and other deductions	6,536	126,584	1,652,275	—	1,785,395
Income (loss) from continuing operations before income taxes	(342,953)	(43,559)	(167,157)	261,690	(291,979)
Income tax expense (benefit)	—	(29,114)	75,937	—	46,823
Income (loss) from continuing operations, net of tax	(342,953)	(14,445)	(243,094)	261,690	(338,802)
Income (loss) from discontinued operations, net of tax	—	—	(659)	—	(659)
Net income (loss)	(342,953)	(14,445)	(243,753)	261,690	(339,461)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(3,492)	—	(3,492)
Net income (loss) attributable to Nabors	$(342,953)	$(14,445)	$(247,245)	$261,690	$(342,953)
Less: Preferred stock dividend	(3,680)	—	—	—	(3,680)
Net income (loss) attributable to Nabors common shareholders	$(346,633)	$(14,445)	$(247,245)	$261,690	$(346,633)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2019
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(203,564)	$83,977	$(78,110)	$(5,867)	$(203,564)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	6,349	—	6,349	(6,349)	6,349
Pension liability amortization and adjustment	54	54	108	(162)	54
Unrealized gains (losses) and amortization on cash flow hedges	142	142	142	(284)	142
Other comprehensive income (loss) before tax	6,545	196	6,599	(6,795)	6,545
Income tax expense (benefit) related to items of other comprehensive income (loss)	48	48	96	(144)	48
Other comprehensive income (loss), net of tax	6,497	148	6,503	(6,651)	6,497
Comprehensive income (loss) attributable to Nabors	(197,067)	84,125	(71,607)	(12,518)	(197,067)
Net income (loss) attributable to noncontrolling interest	—	—	10,729	—	10,729
Translation adjustment attributable to noncontrolling interest	—	—	7	—	7
Comprehensive income (loss) attributable to noncontrolling interest	—	—	10,736	—	10,736
Comprehensive income (loss)	$(197,067)	$84,125	$(60,871)	$(12,518)	$(186,331)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(198,752)	$12,080	$(132,386)	$120,306	$(198,752)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	(5,570)	—	(5,570)	5,570	(5,570)
Pension liability amortization and adjustment	54	54	108	(162)	54
Unrealized gains (losses) and amortization on cash flow hedges	142	142	142	(284)	142
Other comprehensive income (loss) before tax	(5,374)	196	(5,320)	5,124	(5,374)
Income tax expense (benefit) related to items of other comprehensive income (loss)	48	48	96	(144)	48
Other comprehensive income (loss), net of tax	(5,422)	148	(5,416)	5,268	(5,422)
Comprehensive income (loss) attributable to Nabors	(204,174)	12,228	(137,802)	125,574	(204,174)
Net income (loss) attributable to noncontrolling interest	—	—	2,953	—	2,953
Translation adjustment attributable to noncontrolling interest	—	—	(63)	—	(63)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	2,890	—	2,890
Comprehensive income (loss)	$(204,174)	$12,228	$(134,912)	$125,574	$(201,284)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Six Months Ended June 30, 2019
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(321,273)	$119,094	$(118,710)	$(384)	$(321,273)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	15,539	(2)	15,539	(15,537)	15,539
Pension liability amortization and adjustment	108	108	216	(324)	108
Unrealized gains (losses) and amortization on cash flow hedges	282	282	282	(564)	282
Other comprehensive income (loss) before tax	15,929	388	16,037	(16,425)	15,929
Income tax expense (benefit) related to items of other comprehensive income (loss)	94	94	188	(282)	94
Other comprehensive income (loss), net of tax	15,835	294	15,849	(16,143)	15,835
Comprehensive income (loss) attributable to Nabors	(305,438)	119,388	(102,861)	(16,527)	(305,438)
Net income (loss) attributable to noncontrolling interest	—	—	24,905	—	24,905
Translation adjustment attributable to noncontrolling interest	—	—	59	—	59
Comprehensive income (loss) attributable to noncontrolling interest	—	—	24,964	—	24,964
Comprehensive income (loss)	$(305,438)	$119,388	$(77,897)	$(16,527)	$(280,474)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Six Months Ended June 30, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(342,953)	$(14,445)	$(247,245)	$261,690	$(342,953)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	(14,913)	—	(14,913)	14,913	(14,913)
Pension liability amortization and adjustment	108	108	216	(324)	108
Unrealized gains (losses) and amortization on cash flow hedges	282	282	282	(564)	282
Adoption of ASU No. 2016-01	(9,144)	—	(9,144)	9,144	(9,144)
Other comprehensive income (loss) before tax	(23,667)	390	(23,559)	23,169	(23,667)
Income tax expense (benefit) related to items of other comprehensive income (loss)	91	91	182	(273)	91
Other comprehensive income (loss), net of tax	(23,758)	299	(23,741)	23,442	(23,758)
Comprehensive income (loss) attributable to Nabors	(366,711)	(14,146)	(270,986)	285,132	(366,711)
Net income (loss) attributable to noncontrolling interest	—	—	3,492	—	3,492
Translation adjustment attributable to noncontrolling interest	—	—	(159)	—	(159)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	3,333	—	3,333
Comprehensive income (loss)	$(366,711)	$(14,146)	$(267,653)	$285,132	$(363,378)

Condensed Consolidating Statements Cash Flows

	Six Months Ended June 30, 2019
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$59,249	$(91,938)	$364,770	$(58,996)	$273,085
Cash flows from investing activities:
Purchases of investments	—	—	(4,572)	—	(4,572)
Sales and maturities of investments	—	—	11,919	—	11,919
Cash paid for acquisitions of businesses, net of cash acquired	—	—	(2,929)	—	(2,929)
Cash paid for investments in consolidated affiliates	—	—	(8,500)	8,500	—
Capital expenditures	—	—	(274,479)	—	(274,479)
Proceeds from sales of assets and insurance claims	—	—	11,857	—	11,857
Change in intercompany balances	—	142,645	(142,645)	—	—
Net cash provided by (used for) investing activities	—	142,645	(409,349)	8,500	(258,204)
Cash flows from financing activities:
Debt issuance costs	—	(49)	—	—	(49)
Proceeds from revolving credit facilities	—	790,000	—	—	790,000
Proceeds from parent contributions	—	8,500	—	(8,500)	—
Proceeds from issuance of common shares, net of issuance costs	6	—	(6)	—	—
Reduction of long-term debt	—	(361,966)	—	—	(361,966)
Reduction in revolving credit facilities	—	(480,000)	—	—	(480,000)
Dividends to common and preferred shareholders	(36,926)	—	(475)	3,696	(33,705)
Proceeds from (payments for) short-term borrowings	—	—	229	—	229
Proceeds from issuance of preferred stock, net of issuance costs	—	—	—	—	—
Proceeds from issuance of intercompany debt	4,700	—	(4,700)	—	—
Paydown of intercompany debt	(25,500)	(7,194)	32,694	—	—
Distributions to Non-controlling interest	—	—	(814)	—	(814)
Distribution from subsidiary to parent	—	—	(55,300)	55,300	—
Other changes	(1,680)	—	(657)	—	(2,337)
Net cash (used for) provided by financing activities	(59,400)	(50,709)	(29,029)	50,496	(88,642)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,968)	—	(1,968)
Net increase (decrease) in cash, cash equivalents and restricted cash	(151)	(2)	(75,576)	—	(75,729)
Cash, cash equivalents and restricted cash, beginning of period	474	42	450,564	—	451,080
Cash, cash equivalents and restricted cash, end of period	$323	$40	$374,988	$—	$375,351

Condensed Consolidating Statements Cash Flows

	Six Months Ended June 30, 2018
		Nabors	Other
	Nabors	Delaware	Subsidiaries
	(Parent/	(Issuer/	(Non-	Consolidating
	Guarantor)	Guarantor)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$56,041	$(102,233)	$151,698	$(28,149)	$77,357
Cash flows from investing activities:
Purchases of investments	—	—	(676)	—	(676)
Sales and maturities of investments	—	—	2,602	—	2,602
Cash paid for investments in consolidated affiliates	(587,500)	—	(199,000)	786,500	—
Capital expenditures	—	—	(209,471)	—	(209,471)
Proceeds from sale of assets and insurance claims	—	—	77,272	—	77,272
Change in intercompany balances	—	127,059	(127,059)	—	—
Net cash provided by (used for) investing activities	(587,500)	127,059	(456,332)	786,500	(130,273)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(344)	—	(344)
Debt issuance costs	—	(12,990)	—	—	(12,990)
Proceeds from issuance of common shares, net of issuance costs	302,014	—	—	—	302,014
Reduction in long-term debt	—	(460,837)	—	—	(460,837)
Reduction in revolving credit facilities	—	(1,135,000)	—	—	(1,135,000)
Dividends to common and preferred shareholders	(42,349)	—	—	6,149	(36,200)
Proceeds from (payments for) commercial paper, net	—	(40,000)	—	—	(40,000)
Proceeds from (payments for) issuance of intercompany debt	20,000	—	(20,000)	—	—
Proceeds from issuance of preferred stock, net of issuance costs	278,573	—	—	—	278,573
Proceeds from revolving credit facilities	—	625,000	—	—	625,000
Proceeds from issuance of long-term debt	—	800,000	—	—	800,000
Paydown of intercompany debt	(21,000)	—	21,000	—	—
Distributions to Non-controlling interest	—	—	(4,676)	—	(4,676)
Proceeds from (payments for) short-term borrowings	—	—	62	—	62
Proceeds from parent contributions	—	199,000	587,500	(786,500)	—
Distribution from subsidiary to parent	—	—	(22,000)	22,000	—
Other changes	(3,688)	—	—	—	(3,688)
Net cash (used for) provided by financing activities	533,550	(24,827)	561,542	(758,351)	311,914
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,637)	—	(3,637)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,091	(1)	253,271	—	255,361
Cash, cash equivalents and restricted cash, beginning of period	1,091	44	340,894	—	342,029
Cash, cash equivalents and restricted cash, end of period	$3,182	$43	$594,165	$—	$597,390

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

You should consider the following key factors when evaluating these forward-looking statements:

●	fluctuations and volatility in worldwide prices of and demand for oil and natural gas;

●	fluctuations in levels of oil and natural gas exploration and development activities;

●	fluctuations in the demand for our services;

●	competitive and technological changes and other developments in the oil and gas and oilfield services industries;

●	our ability to renew customer contracts in order to maintain competitiveness;

●	the existence of operating risks inherent in the oil and gas and oilfield services industries;

●	the possibility of the loss of one or a number of our large customers;

●	the impact of long-term indebtedness and other financial commitments on our financial and operating flexibility;

●	our access to and the cost of capital, including the impact of a downgrade in our credit rating, covenant restrictions, availability under our unsecured revolving credit facilities, and future issuances of debt or equity securities;

●	our dependence on our operating subsidiaries and investments to meet our financial obligations;

●	our ability to retain skilled employees;

●	our ability to complete, and realize the expected benefits of strategic transactions;

●	the recent changes in U.S. tax laws and the possibility of changes in other tax laws and other laws and regulations;

●	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in any of the countries in which we do business;

●	the possibility of changes to U.S. trade policies and regulations including the imposition of trade embargoes or sanctions; and

●	general economic conditions, including the capital and credit markets.

Our business depends, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a sustained increase or decrease in the price of oil or natural gas, that has a material impact on exploration, development and production activities, could also materially affect our financial position, results of operations and cash flows.

The above description of risks and uncertainties is by no means all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors that may affect us or our industry, please refer to Item 1A. — Risk Factors in our 2018 Annual Report.

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

Financial Results

Comparison of the three months ended June 30, 2019 and 2018

Operating revenues for the three months ended June 30, 2019 totaled $771.4 million, representing an increase of $9.5 million, or 1%, compared to the three months ended June 30, 2018. The increase in operating revenues, primarily resulting from improved dayrates in our U.S. Drilling operating segment, was virtually offset by a decline in our International Drilling, Canada Drilling and Rig Technologies operating segments due to an overall decline in activity. For a more detailed description of our operating results see Segment Results of Operations, below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $207.8 million ($0.61 per diluted share) for the three months ended June 30, 2019 compared to a net loss from continuing operations attributable to Nabors common shareholders of $201.8 million ($0.61 per diluted share) for the three months ended June 30, 2018, or a $6.0 million increase in the net loss. Our net loss was adversely impacted by impairment charges of approximately $102.6 million for the three months ended June 30, 2019, primarily due to goodwill and intangible impairments, compared to impairment charges of $69.6 million for the three months ended June 30, 2018, primarily due to the loss on the sale of three jackups. The incremental impairment charges more than offset the $11.4 million increase in our segments adjusted operating income. Additionally, we benefited from a decrease of $11.9 million in income tax expense compared to the prior period, due to a $31.1 million tax benefit from the release of a valuation allowance.

General and administrative expenses for the three months ended June 30, 2019 totaled $64.4 million, representing a decrease of $3.4 million, or 5%, compared to the three months ended June 30, 2018. This is reflective of a reduction in workforce and general cost-reduction efforts across our operating segments and our corporate offices.

Research and engineering expenses for the three months ended June 30, 2019 totaled $11.9 million, representing a decrease of $0.5 million, or 4%, compared to the three months ended June 30, 2018. The decrease is primarily attributable to a reduction in staffing levels and other cost control efforts across many of our research and engineering projects and initiatives.

Depreciation and amortization expense for the three months ended June 30, 2019 was $218.3 million which was essentially flat compared to the three months ended June 30, 2018.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	June 30,
	2019	2018	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$323,402	$264,395	$59,007	22%
Adjusted operating income (loss) (1)	$20,392	$(13,107)	$33,499	256%
Average rigs working (2)	122.2	112.1	10.1	9%

Canada Drilling
Operating revenues	$11,389	$17,442	$(6,053)	(35)%
Adjusted operating income (loss) (1)	$(5,537)	$(4,608)	$(929)	(20)%
Average rigs working (2)	7.4	10.2	(2.8)	(27)%

International Drilling
Operating revenues	$326,905	$377,986	$(51,081)	(14)%
Adjusted operating income (loss) (1)	$(6,884)	$24,486	$(31,370)	(128)%
Average rigs working (2)	88.6	93.1	(4.5)	(5)%

Drilling Solutions
Operating revenues	$64,583	$59,859	$4,724	8%
Adjusted operating income (loss) (1)	$13,793	$7,546	$6,247	83%

Rig Technologies
Operating revenues	$72,751	$81,321	$(8,570)	(11)%
Adjusted operating income (loss) (1)	$496	$(3,433)	$3,929	114%
(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 11—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating results increased during the three months ended June 30, 2019 compared to the corresponding 2018 period primarily due to an increase in dayrates as market prices continued to improve, resulting in approximately $21.9 million of the increase in adjusted operating income. Additionally, we experienced an increase in activity as reflected by a 9% increase in the average number of rigs working, which represented approximately $13.3 million of the increase in adjusted operating income.

Canada Drilling

Operating results decreased during the three months ended June 30, 2019 compared to the corresponding 2018 period primarily due to a decline in activity as reflected by a 27% decrease in the average number of rigs working. This segment was adversely impacted by the industry-wide decline in rig count in Canada due to weak market conditions relative to the prior year period, which exacerbated normal seasonal declines.

International Drilling

Operating results decreased during the three months ended June 30, 2019 compared to the corresponding 2018 period. Operating results for the period were unfavorably impacted by a reduction in pre-funded amortizing revenue as well as a decline in activity most notably in the Middle East as a result of the sale of three jackup rigs, partially offset by new rig awards in Colombia.

Drilling Solutions

Operating results increased during the three months ended June 30, 2019 compared to the corresponding 2018 period. The increase in operating revenue was primarily due to growth in our performance tools offerings in the U.S., which contributed approximately $2.5 million of the increase in operating revenue. We also continue to benefit from improved profitability within our wellbore placement and tubular running services lines due to effective cost reduction efforts across this business.

Rig Technologies

Operating revenues decreased during the three months ended June 30, 2019 compared to the corresponding 2018 period primarily due to fewer capital equipment sales during the current period. However, this segment benefited from a reduction in workforce and general cost-reduction efforts which more than offset the decline in operating revenues.

Other Financial Information

Interest expense

Interest expense for the three months ended June 30, 2019 was $51.5 million, representing a decrease of $9.1 million, or 15%, compared to the three months ended June 30, 2018. The decrease was primarily due to the repayment of approximately $303.5 million aggregate principal of our 9.25% senior notes due January 2019, using the proceeds from the equity offering completed in May 2018. This decrease was further supplemented by the repurchase of approximately $305.3 million aggregate principal of our 5.00% senior notes due September 2020 during the three months ended June 30, 2019.

Impairments and other charges

During the three months ended June 30, 2019, we recognized impairments and other charges of $102.6 million, primarily resulting from goodwill impairment charges of $93.6 million. As part of our annual goodwill impairment test, we determined the carrying value of some of our reporting units exceeded their fair value. As such, we recognized an impairment of $75.6 million for the remaining goodwill balance attributable to our International Drilling operating segment and $18.0 million for a partial impairment to our goodwill balance attributable to our Rig Technologies operating segment. Additionally, we determined the fair value of one of our intangible assets was less than the current book value. As such, we recognized a partial impairment of $5.2 million to write down the intangible asset to its fair value. This intangible asset relates to in-process research and development associated with our rotary steerable tools purchased as part of the 2TD acquisition. Based on our updated projections of future cash flows, the carrying value did not support the current fair value and thus an impairment charge was recognized. These non-cash pre-tax impairment charges were primarily the result of a sustained decline in our market capitalization and lower future cash flow projections due to expectations for future commodity prices and the resulting impact on the demand for our products and services within these reporting units. The balance of the impairments and other charges represents a loss of $3.7 million related to the repurchase of our senior notes.

Impairments and other charges for the three months ended June 30, 2018 was $69.6 million, primarily comprised of a $63.7 million loss on the sale of three jackup rigs and transaction related costs of approximately $5.9 million, primarily in connection with the acquisition of Tesco.

Other, net

Other, net for the three months ended June 30, 2019 was $7.9 million of expense, which included net losses on sales and disposals of assets of approximately $6.5 million and foreign currency exchange losses of $1.4 million.

Other, net for the three months ended June 30, 2018 was $8.0 million of expense, which included an increase in litigation reserves of $4.7 million, foreign currency exchange losses of $3.7 million and net losses on sales and disposals of assets of approximately $3.6 million.

Income tax rate

Our worldwide effective tax rate for the three months ended June 30, 2019 was (6.3%) compared to (13.5%) for the three months ended June 30, 2018. The change in effective tax rate was partially due to a $31.1 million tax benefit from the release of a valuation allowance. For both periods, the impact of the geographic mix of our pre-tax earnings and the resultant tax expense (benefits), results in a negative tax rate due primarily to a higher mix of pre-tax earnings in certain high tax jurisdictions. Future changes in the mix or pre-tax earnings could materially change the effective income tax rate.

Comparison of the six months ended June 30, 2019 and 2018

Operating revenues for the six months ended June 30, 2019 totaled $1.6 billion, representing an increase of $74.9 million, or 5%, compared to the six months ended June 30, 2018. The primary driver was an increase in both activity and pricing within our U.S. Drilling operating segment as a result of the improved market conditions. This was partially offset by a decline in our International Drilling and Canada Drilling operating segments. For a more detailed description of operating results see Segment Results of Operations, below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $329.7 million ($0.97 per diluted share) for the six months ended June 30, 2019 compared to a net loss from continuing operations attributable to Nabors common shareholders of $346.0 million ($1.08 per diluted share) for the six months ended June 30, 2018, or a $16.3 million decrease in the net loss. Although we experienced a $38.1 million increase in our segments adjusted operating income, this increase was partially offset by incremental impairments and other charges of approximately $23.2 million compared to the prior period.

General and administrative expenses for the six months ended June 30, 2019 totaled $132.6 million, representing a decrease of $9.8 million or 7%, compared to the six months ended June 30, 2018. This is reflective of a reduction in workforce and general cost-reduction efforts across our operating segments and our corporate offices.

Research and engineering expenses for the six months ended June 30, 2019 totaled $25.4 million, representing a decrease of $2.8 million, or 10%, compared to the six months ended June 30, 2018. The decrease is primarily attributable to a reduction in staffing levels and other cost control efforts across many of our research and engineering projects and initiatives.

Depreciation and amortization expense for the six months ended June 30, 2019 was $428.7 million, representing a decrease of $3.0 million, or 1%, compared to the six months ended June 30, 2018. The slight decrease was primarily due to the impact from the sale of three jackup and eight workover rigs in late 2018, which more than offset the incremental depreciation from new capital deployed during the period.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Six Months Ended
	June 30,
	2019	2018	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$643,611	$505,397	$138,214	27%
Adjusted operating income (loss) (1)	$45,075	$(32,853)	$77,928	237%
Average rigs working (2)	121.5	112.0	9.5	9%

Canada Drilling
Operating revenues	$36,704	$49,329	$(12,625)	(26)%
Adjusted operating income (loss) (1)	$(5,596)	$(5,200)	$(396)	(8)%
Average rigs working (2)	11.8	15.6	(3.8)	(24)%

International Drilling
Operating revenues	$664,161	$746,831	$(82,670)	(11)%
Adjusted operating income (loss) (1)	$(12,521)	$49,022	$(61,543)	(126)%
Average rigs working (2)	89.1	93.8	(4.7)	(5)%

Drilling Solutions
Operating revenues	$130,005	$122,507	$7,498	6%
Adjusted operating income (loss) (1)	$26,648	$16,267	$10,381	64%

Rig Technologies
Operating revenues	$144,504	$145,990	$(1,486)	(1)%
Adjusted operating income (loss) (1)	$(4,652)	$(16,409)	$11,757	72%
(3)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 11—Segment Information to the consolidated financial statements included in Item 1 of the report.

(4)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating results increased during the six months ended June 30, 2019 compared to the corresponding 2018 period primarily due to an increase in dayrates as market prices have continued to improve, resulting in approximately $63.3 million of the increase in adjusted operating income. Additionally, we experienced an increase in activity as reflected by a 9% increase in the average number of rigs working, which represented approximately $26.1 million of the increase in adjusted operating income.

Canada Drilling

Operating results decreased during the six months ended June 30, 2019 compared to the corresponding 2018 period. This segment was adversely impacted by the industry-wide decline in rig count in Canada due to weak market conditions relative to the prior year period.

International Drilling

Operating results decreased during the six months ended June 30, 2019 compared to the corresponding 2018 period. Operating results for the period were unfavorably impacted by a reduction in pre-funded amortizing revenue as well as a decline in activity as reflected by a 5% decrease in the average number of rigs working. The decreased activity was primarily attributed to the sale of three jackup rigs in the Middle East, partially offset by new rig awards in Colombia.

Drilling Solutions

Operating results increased during the six months ended June 30, 2019 compared to the corresponding 2018 period. The increase in operating income was primarily driven by the growth in our performance tools offering as well as improved profitability from our wellbore placement and tubular running services offerings due to effective cost reduction efforts across this business.

Rig Technologies

While operating revenues were relatively flat during the six months ended June 30, 2019 compared to the corresponding 2018 period, operating results were positively impacted by various cost reduction initiatives.

Other Financial Information

Interest expense

Interest expense for the six months ended June 30, 2019 was $103.8 million, representing a decrease of $18.1 million, or 15%, compared to the six months ended June 30, 2018. The decrease was primarily due to the repayment of approximately $303.5 million aggregate principal of our 9.25% senior notes due January 2019 during 2018 utilizing the proceeds from our equity offering completed in May 2018. This decrease was further supplemented by the repurchase of approximately $305.3 million aggregate principal of our 5.00% senior notes due September 2020 during the six months ended June 30, 2019.

Impairments and other charges

During the six months ended June 30, 2019, we recognized impairments and other charges of $99.9 million, primarily resulting from goodwill impairment charges of $93.6 million. Additionally, we recognized a partial impairment of $5.2 million to write down our intangible asset within our Rig Technologies operating segment to its fair value. The balance of the impairments and other charges represents a loss of $1.0 million related to the repurchase of our senior notes.

Impairments and other charges for the six months ended June 30, 2018 was $76.7 million, primarily comprised of a $63.7 million loss on the sale of three jackup rigs and transaction related costs of approximately $12.9 million, primarily in connection with the acquisition of Tesco.

Other, net

Other, net for the six months ended June 30, 2019 was $28.1 million of expense, which included net losses on sales and disposals of assets of approximately $10.2 million, foreign currency exchange losses of $10.0 million and an increase in litigation reserves of $6.6 million.

Other, net for the six months ended June 30, 2018 was $15.0 million of expense, which included an increase in litigation reserves of $8.3 million, foreign currency exchange losses of $6.2 million and net losses on sales and disposals of assets of approximately $5.8 million.

Income tax rate

Our worldwide effective tax rate for the six months ended June 30, 2019 was (16.2%) compared to (16.0%) for the six months ended June 30, 2018. The change in effective tax rate was partially due to a $31.1 million tax benefit from the release of a valuation allowance. For both periods, the impact of the geographic mix of our pre-tax earnings and the resultant tax expense (benefits), results in a negative tax rate due primarily to a higher mix of pre-tax earnings in certain high tax jurisdictions. Future changes in the mix or pre-tax earnings could materially change the effective income tax rate.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facilities and cash generated from operations. As of June 30, 2019, we had cash and short-term investments of $395.7 million and working capital of $694.5 million. As of December 31, 2018, we had cash and short-term investments of $481.8 million and working capital of $761.5 million. At June 30, 2019, we had $480.0 million of borrowings outstanding under our revolving credit facilities.

We had 15 letter-of-credit facilities with various banks as of June 30, 2019. Availability under these facilities as of June 30, 2019 was as follows:

June 30,
2019
(In thousands)
Credit available	$677,626
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	97,934
Remaining availability	$579,692

Our gross debt to capital ratio was 0.60:1 as of June 30, 2019 and 0.57:1 as of December 31, 2018. Our net debt to capital ratio was 0.57:1 as of June 30, 2019 and 0.53:1 as of December 31, 2018. The gross debt to capital ratio is calculated by dividing total debt by total capitalization (total debt plus shareholders’ equity). The net debt to capital ratio is calculated by dividing net debt by net capitalization. Net debt is defined as total debt minus the sum of cash and cash equivalents and short-term investments. Net capitalization is defined as net debt plus shareholders’ equity. The gross debt to capital ratio, the net debt to capital ratio and the asset to debt coverage ratio are not measures of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

Our interest coverage ratio was 3.8:1 as of June 30, 2019 and 3.3:1 as of December 31, 2018. The interest coverage ratio is a trailing 12-month quotient of the sum of operating revenues, direct costs, general administrative expenses and research and engineering expenses divided by interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

Our ability to access capital markets or to otherwise obtain sufficient financing may be affected by our senior unsecured debt ratings as provided by the major credit rating agencies in the United States and our historical ability to access these markets as needed. While there can be no assurances that we will be able to access these markets in the future, we believe that we will be able to access capital markets or otherwise obtain financing in order to satisfy any payment obligation that might arise upon maturity, exchange or purchase of our notes and our debt facilities, loss of availability of our revolving credit facilities, and that any cash payment due, in addition to our other cash obligations, would not ultimately have a material adverse impact on our liquidity or financial position. The major U.S. credit rating agencies have previously downgraded our senior unsecured debt rating to non-investment grade. These and any further ratings downgrades could adversely impact our ability to access debt markets in the future, increase the cost of future debt, and potentially require us to post letters of credit for certain obligations.

Availability under both the 2012 Revolving Credit Facility and the 2018 Revolving Credit Facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. For purposes of the revolving credit facilities, net debt is defined as total debt minus the sum of cash and cash equivalents. In addition, availability under the new 2018 Revolving Credit Facility is subject to a covenant that during any period in which Nabors Delaware fails to maintain an investment grade rating from at least two ratings agencies, the guarantors under the facility and their subsidiaries will be required to maintain an asset to debt coverage ratio of at least 2.50:1. In light of our credit ratings as of June 30, 2019, we are required to comply with this covenant. As of June 30, 2019, our asset to debt coverage ratio was 3.65:1. The asset to debt coverage ratio is calculated by dividing (x) drilling-related fixed assets wholly owned by the 2018 Revolver Guarantors or wholly owned subsidiaries of the 2018 Revolver Guarantors by (y) total debt of the 2018 Revolver Guarantors (subject to certain exclusions).

As of the date of this report, we were in compliance with all covenants under the 2018 Revolving Credit Facility and 2012 Revolving Credit Facility. As of June 30, 2019, our net debt could be higher by approximately $388.6 million, while still maintaining our net debt to capital ratio of 0.60:1. Borrowing from the revolving credit facilities to pay down other debt, such as the 5.00% senior notes due September 2020, does not adversely impact the ratio calculation. Therefore, subject to certain restrictions in the 2018 Revolving Credit Facility, the entire balance under the revolving credit facilities would be available to pay down outstanding debt. The ratio is only adversely impacted by borrowing under the revolving credit facilities to use for purposes other than retiring debt, which would increase our net debt, or by reductions to shareholders’ equity. If we fail to comply with the covenants, the revolving credit commitments under the 2012 Revolving Credit Facility and the 2018 Revolving Credit Facility could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. We can limit or control our spending through reductions in discretionary capital or other types of controllable expenditures, monetization of assets, accessing capital markets through a variety of alternative methods, or any combination of these alternatives if needed. We cannot make any assurances as to our ability to implement any or all of these alternatives.

Future Cash Requirements

Our current cash and investments, projected cash flows from operations, proceeds from equity or debt issuances, and our revolving credit facilities are expected to adequately finance our purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for the next 12 months.

We expect capital expenditures over the next 12 months to be approximately $0.3 billion. Purchase commitments outstanding at June 30, 2019 totaled approximately $229.5 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

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

On August 25, 2015, our Board of Directors authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400.0 million of our common shares by various means, including in the open market or in privately negotiated transactions. Authorization for the program, which was renewed in February 2019, does not have an expiration date and does not obligate us to repurchase any of our common shares. Since establishing the program, we have repurchased 14.0 million of our common shares for an aggregate purchase price of approximately $119.4 million under this program. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of June 30, 2019, the remaining amount authorized under the program that may be used to purchase shares was $280.6 million. As of June 30, 2019, our subsidiaries held 52.8 million of our common shares.

On May 23, 2019, our Board of Directors authorized a share repurchase program under which we may repurchase, from time to time, up to $10.0 million of our mandatory convertible preferred shares by various means, including in the open market or in privately negotiated transactions. This authorization does not have an expiration date and does not obligate us to repurchase any of our mandatory convertible preferred shares. During the three months ended June 30, 2019, we repurchased and canceled 4,000 mandatory convertible preferred shares for an aggregate purchase price of approximately $.08 million.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the six months ended June 30, 2019 and 2018 below.

Operating Activities. Net cash provided by operating activities totaled $273.1 million during the six months ended June 30, 2019, compared to net cash provided of $77.4 million during the corresponding 2018 period. Operating cash flows are our primary source of capital and liquidity. The increase in cash flows from operations is primarily attributable to increases in activity and margins in our U.S. Drilling operating segment. Additionally, changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables and interest payments are significant factors affecting operating cash flows. Changes in working capital items provided $11.6 million and used $154.2 million in cash during the six months ended June 30, 2019 and 2018, respectively.

Investing Activities. Net cash used for investing activities totaled $258.2 million during the six months ended June 30, 2019 compared to net cash used of $130.3 million during the corresponding 2018 period. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the six months ended June 30, 2019 and 2018, we used cash for capital expenditures totaling $274.5 million and $209.5 million, respectively.

Financing Activities. Net cash used for financing activities totaled $88.6 million during the six months ended June 30, 2019 compared to net cash provided of $311.9 million during the corresponding 2018 period. During the six months ended June 30, 2019, we received net proceeds of $310.0 million in amounts borrowed under our revolving credit facilities, partially offset by a $362.0 million repayment on our senior notes. Additionally, we paid dividends totaling $33.7 million to our common and preferred shareholders.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2019	2020	2021	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$65,197	154,512	—	—	$219,709

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2018 Annual Report. There were no material changes in our exposure to market risk during the six months ended June 30, 2019 from those disclosed in our 2018 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended June 30, 2019 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
April 1 - April 30	—	$—	—	280,645
May 1 - May 31	3	$2.84	—	280,645
June 1 - June 30	145	$2.35	—	280,645
(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2013 Stock Plan and 2016 Stock Plan. Each of the 2016 Stock Plan, the 2013 Stock Plan, the 2003 Employee Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through June 30, 2019, we repurchased 14.0 million of our common shares for an aggregate purchase price of approximately $119.4 million under this program. As of June 30, 2019, we had $280.6 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of June 30, 2019, our subsidiaries held 52.8 million of our common shares.

Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
April 1 - April 30	—	$—	—	—
May 1 - May 31	—	$—	—	10,000
June 1 - June 30	4	$19.63	—	9,921
(1)	In May 2019, our Board of Directors authorized a share repurchase program under which we may repurchase, from time to time, up to $10.0 million of our mandatory convertible preferred shares in the open market or in privately negotiated transactions. During the three months ended June 30, 2019, we repurchased and canceled 4,000 mandatory convertible preferred shares for an aggregate purchase price of approximately $.08 million.

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

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.

By:	/s/ ANTHONY G. PETRELLO
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	July 31, 2019