Form 10-Q
period 2019-09-30
NABORS INDUSTRIES LTD
filed 2019-11-01
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

The number of common shares, par value $.001 per share, outstanding as of October 25, 2019 was 363,415,783, excluding 52,800,203 common shares held by our subsidiaries, or 416,215,986 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2019	2018
	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$396,937	$447,766
Short-term investments	22,000	34,036
Accounts receivable, net	613,527	756,320
Inventory, net	186,124	165,587
Assets held for sale	8,037	12,250
Other current assets	153,723	177,604
Total current assets	1,380,348	1,593,563
Property, plant and equipment, net	5,152,236	5,467,870
Goodwill	90,543	183,914
Deferred income taxes	353,181	345,091
Other long-term assets	297,189	263,506
Total assets (1)	$7,273,497	$7,853,944
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$1,058	$561
Trade accounts payable	364,658	392,843
Accrued liabilities	279,181	417,912
Income taxes payable	23,837	20,761
Current lease liabilities	13,570	—
Total current liabilities	682,304	832,077
Long-term debt	3,516,592	3,585,884
Other long-term liabilities	284,388	274,485
Deferred income taxes	29,109	6,311
Total liabilities (1)	4,512,393	4,698,757
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest in subsidiary (Note 3)	420,217	404,861
Equity:
Shareholders’ equity:
Preferred shares, par value $0.001 per share:
Series A 6% Cumulative Mandatory Convertible; $50 per share liquidation preference; issued 5,746 and 5,750, respectively	6	6
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 416,209 and 409,652, respectively	416	410
Capital in excess of par value	3,410,731	3,392,937
Accumulated other comprehensive income (loss)	(16,567)	(29,325)
Retained earnings	171,139	650,842
Less: treasury shares, at cost, 52,800 and 52,800 common shares, respectively	(1,314,020)	(1,314,020)
Total shareholders’ equity	2,251,705	2,700,850
Noncontrolling interest	89,182	49,476
Total equity	2,340,887	2,750,326
Total liabilities and equity	$7,273,497	$7,853,944
(1)The condensed consolidated balance sheet as of September 30, 2019 and December 31, 2018 include assets and liabilities of variable interest entities. See Note 3—Joint Ventures for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$758,076	$779,425	$2,329,122	$2,275,539
Earnings (losses) from unconsolidated affiliates	—	—	(5)	1
Investment income (loss)	(1,437)	(1,342)	8,709	(4,041)
Total revenues and other income	756,639	778,083	2,337,826	2,271,499

Costs and other deductions:
Direct costs	475,461	497,194	1,493,082	1,466,572
General and administrative expenses	63,577	66,813	196,159	209,207
Research and engineering	12,004	14,458	37,444	42,703
Depreciation and amortization	221,557	208,517	650,267	640,227
Interest expense	51,291	51,415	155,134	173,393
Impairments and other charges	3,629	13,770	106,007	90,434
Other, net	5,005	9,137	30,598	24,163
Total costs and other deductions	832,524	861,304	2,668,691	2,646,699
Income (loss) from continuing operations before income taxes	(75,885)	(83,221)	(330,865)	(375,200)
Income tax expense (benefit):
Current	18,117	5,016	50,483	17,251
Deferred	5,786	5,473	14,617	40,061
Total income tax expense (benefit)	23,903	10,489	65,100	57,312
Income (loss) from continuing operations, net of tax	(99,788)	(93,710)	(395,965)	(432,512)
Income (loss) from discontinued operations, net of tax	157	(13,933)	(34)	(14,592)
Net income (loss)	(99,631)	(107,643)	(395,999)	(447,104)
Less: Net (income) loss attributable to noncontrolling interest	(19,297)	(6,934)	(44,202)	(10,426)
Net income (loss) attributable to Nabors	(118,928)	(114,577)	(440,201)	(457,530)
Less: Preferred stock dividend	(4,310)	(4,313)	(12,935)	(7,993)
Net income (loss) attributable to Nabors common shareholders	$(123,238)	$(118,890)	$(453,136)	$(465,523)

Amounts attributable to Nabors common shareholders:
Net income (loss) from continuing operations	$(123,395)	$(104,957)	$(453,102)	$(450,931)
Net income (loss) from discontinued operations	157	(13,933)	(34)	(14,592)
Net income (loss) attributable to Nabors common shareholders	$(123,238)	$(118,890)	$(453,136)	$(465,523)

Earnings (losses) per share:
Basic from continuing operations	$(0.37)	$(0.31)	$(1.33)	$(1.39)
Basic from discontinued operations	—	(0.04)	—	(0.05)
Total Basic	$(0.37)	$(0.35)	$(1.33)	$(1.44)
Diluted from continuing operations	$(0.37)	$(0.31)	$(1.33)	$(1.39)
Diluted from discontinued operations	—	(0.04)	—	(0.05)
Total Diluted	$(0.37)	$(0.35)	$(1.33)	$(1.44)
Weighted-average number of common shares outstanding:
Basic	352,026	350,194	351,444	329,118
Diluted	352,026	350,194	351,444	329,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Net income (loss) attributable to Nabors	$(118,928)	$(114,577)	$(440,201)	$(457,530)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(3,225)	5,309	12,314	(9,604)
Pension liability amortization and adjustment	54	54	162	162
Unrealized gains (losses) and amortization on cash flow hedges	142	143	424	425
Adoption of ASU No. 2016-01	—	—	—	(9,144)
Other comprehensive income (loss), before tax	(3,029)	5,506	12,900	(18,161)
Income tax expense (benefit) related to items of other comprehensive income (loss)	48	48	142	139
Other comprehensive income (loss), net of tax	(3,077)	5,458	12,758	(18,300)
Comprehensive income (loss) attributable to Nabors	(122,005)	(109,119)	(427,443)	(475,830)
Net income (loss) attributable to noncontrolling interest	19,297	6,934	44,202	10,426
Translation adjustment attributable to noncontrolling interest	(4)	58	55	(101)
Comprehensive income (loss) attributable to noncontrolling interest	19,293	6,992	44,257	10,325
Comprehensive income (loss)	$(102,712)	$(102,127)	$(383,186)	$(465,505)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(395,999)	$(447,104)
Adjustments to net income (loss):
Depreciation and amortization	650,280	641,841
Deferred income tax expense (benefit)	14,565	36,164
Impairments and other charges	98,869	16,530
Amortization of debt discount and deferred financing costs	23,197	22,311
Losses (gains) on debt buyback	1,752	10,476
Losses (gains) on long-lived assets, net	8,410	74,388
Losses (gains) on investments, net	(2,400)	7,198
Provision (recovery) of bad debt	379	(2,568)
Share-based compensation	19,489	20,371
Foreign currency transaction losses (gains), net	18,681	7,870
Noncontrolling interest	(44,202)	(10,427)
Other	511	561
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	136,266	(82,195)
Inventory	(21,500)	(1,478)
Other current assets	18,085	21,724
Other long-term assets	(37,977)	12,883
Trade accounts payable and accrued liabilities	(129,375)	(160,018)
Income taxes payable	3,459	(23,717)
Other long-term liabilities	68,338	(67,891)
Net cash provided by (used for) operating activities	430,828	76,919
Cash flows from investing activities:
Purchases of investments	(5,008)	(676)
Sales and maturities of investments	14,466	2,962
Cash paid for acquisition of businesses, net of cash acquired	(2,929)	—
Capital expenditures	(366,594)	(338,968)
Proceeds from sales of assets and insurance claims	26,365	86,666
Net cash (used for) provided by investing activities	(333,700)	(250,016)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	(130)	(261)
Proceeds from issuance of long-term debt	—	800,000
Debt issuance costs	(48)	(13,262)
Proceeds from revolving credit facilities	975,000	905,000
Reduction in revolving credit facilities	(690,000)	(1,200,000)
Proceeds from issuance of common shares, net of issuance costs	—	301,835
Proceeds from issuance of preferred stock, net of issuance costs	—	278,358
Distributions to noncontrolling interest	(4,552)	(4,676)
Reduction in long-term debt	(379,193)	(774,802)
Dividends to common and preferred shareholders	(41,643)	(61,341)
Proceeds from (payment for) commercial paper	—	(40,000)
Repurchase of preferred shares	(79)	—
Proceeds from (payments for) short-term borrowings	497	252
Other	(1,611)	(3,722)
Net cash (used for) provided by financing activities	(141,759)	187,381
Effect of exchange rate changes on cash and cash equivalents	(4,421)	(5,320)
Net increase (decrease) in cash and cash equivalents and restricted cash	(49,052)	8,964
Cash and cash equivalents and restricted cash, beginning of period	451,080	342,029
Cash and cash equivalents and restricted cash, end of period	$402,028	$350,993

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	447,766	336,997
Restricted cash, beginning of period	3,314	5,032
Cash and cash equivalents and restricted cash, beginning of period	$451,080	$342,029

Cash and cash equivalents, end of period	396,937	347,525
Restricted cash, end of period	5,091	3,468
Cash and cash equivalents and restricted cash, end of period	$402,028	$350,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Mandatory Convertible				Capital	Accumulated
	Preferred Shares		Common Shares		in Excess	Other			Non-
		Par		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of June 30, 2018	5,750	$6	410,252	$410	$3,382,711	$(12,573)	$1,006,500	$(1,314,020)	$25,614	$3,088,648
Net income (loss)	—	—	—	—	—	—	(114,577)	—	6,934	(107,643)
Dividends to shareholders ($0.06 per share)	—	—	—	—	—	—	(21,445)	—	—	(21,445)
Dividends to preferred shareholders ($0.75 per share)	—	—	—	—	—	—	(4,313)	—	—	(4,313)
Common share issuance	—	—	—	—	(180)	—	—	—	—	(180)
Convertible preferred share issuance	—	—	—	—	(214)	—	—	—	—	(214)
Other comprehensive income (loss), net of tax	—	—	—	—	—	5,458	—	—	58	5,516
Share-based compensation	—	—	—	—	5,639	—	—	—	—	5,639
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(2,146)	—	—	(2,146)
Other	—	—	(92)	—	(34)	—	—	—	—	(34)
As of September 30, 2018	5,750	$6	410,160	$410	$3,387,922	$(7,115)	$864,019	$(1,314,020)	$32,606	$2,963,828

As of June 30, 2019	5,746	$6	416,282	$416	$3,405,421	$(13,490)	$303,181	$(1,314,020)	$73,627	$2,455,141
Net income (loss)	—	—	—	—	—	—	(118,928)	—	19,297	(99,631)
Dividends to common shareholders ($0.01 per share)	—	—	—	—	—	—	(3,628)	—	—	(3,628)
Dividends to preferred shareholders ($0.75 per share)	—	—	—	—	—	—	(4,310)	—	—	(4,310)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(3,077)	—	—	(4)	(3,081)
Share-based compensation	—	—	—	—	5,325	—	—	—	—	5,325
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(3,738)	(3,738)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(5,176)	—	—	(5,176)
Other	—	—	(73)	—	(15)	—	—	—	—	(15)
As of September 30, 2019	5,746	$6	416,209	$416	$3,410,731	$(16,567)	$171,139	$(1,314,020)	$89,182	$2,340,887

	Mandatory Convertible				Capital	Accumulated
	Preferred Shares		Common Shares		in Excess	Other			Non-
		Par		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2017	—	$—	367,510	$368	$2,791,129	$11,185	$1,423,154	$(1,314,020)	$26,957	$2,938,773
Net income (loss)	—	—	—	—	—	—	(457,530)	—	10,426	(447,104)
Dividends to shareholders ($0.18 per share)	—	—	—	—	—	—	(61,956)	—	—	(61,956)
Dividends to preferred shareholders ($1.39 per share)	—	—	—	—	—	—	(7,993)	—	—	(7,993)
Common share issuance	—	—	40,250	40	301,794	—	—	—	—	301,834
Convertible preferred share issuance	5,750	6	—	—	278,352	—	—	—	—	278,358
Other comprehensive income (loss), net of tax	—	—	—	—	—	(18,300)	—	—	(101)	(18,401)
Share-based compensation	—	—	—	—	20,371	—	—	—	—	20,371
Adoption of ASU No. 2016-01	—	—	—	—	—	—	9,144	—	—	9,144
Adoption of ASU No. 2016-16	—	—	—	—	—	—	(34,132)	—	—	(34,132)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(4,676)	(4,676)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(6,668)	—	—	(6,668)
Other	—	—	2,400	2	(3,724)	—	—	—	—	(3,722)
As of September 30, 2018	5,750	$6	410,160	$410	$3,387,922	$(7,115)	$864,019	$(1,314,020)	$32,606	$2,963,828

As of December 31, 2018	5,750	$6	409,652	$410	$3,392,937	$(29,325)	$650,842	$(1,314,020)	$49,476	$2,750,326
Net income (loss)	—	—	—	—	—	—	(440,201)	—	44,202	(395,999)
Dividends to common shareholders ($0.03 per share)	—	—	—	—	—	—	(11,209)	—	—	(11,209)
Dividends to preferred shareholders ($2.25 per share)	—	—	—	—	—	—	(12,935)	—	—	(12,935)
Repurchase of preferred shares	(4)	—	—	—	(79)	—	—	—	—	(79)
Other comprehensive income (loss), net of tax	—	—	—	—	—	12,758	—	—	55	12,813
Share-based compensation	—	—	—	—	19,489	—	—	—	—	19,489
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(4,551)	(4,551)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(15,358)	—	—	(15,358)
Other	—	—	6,557	6	(1,616)	—	—	—	—	(1,610)
As of September 30, 2019	5,746	$6	416,209	$416	$3,410,731	$(16,567)	$171,139	$(1,314,020)	$89,182	$2,340,887

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

Our business is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies, consisting of equipment manufacturing, rig instrumentation and optimization software. We also specialize in tubular services, wellbore placement solutions and are a leading provider of directional drilling and measurement-while-drilling systems and services.

With operations in approximately 25 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of September 30, 2019 included:

●	375 actively marketed rigs for land-based drilling operations in the United States, Canada and approximately 18 other countries throughout the world; and

●	33 actively marketed rigs for offshore drilling operations in the United States and multiple international markets.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position as of September 30, 2019 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the nine months ended September 30, 2019 may not be indicative of results that will be realized for the full year ending December 31, 2019.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Raw materials	$140,324	$116,840
Work-in-progress	13,461	20,329
Finished goods	32,339	28,418
	$186,124	$165,587

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

Our estimated fair values of our reporting units incorporate judgment and the use of estimates by management. The fair values calculated in these impairment tests were determined using discounted cash flow models, which require the use of significant unobservable inputs, representative of a Level 3 fair value measurement. Our cash flow models involve assumptions based on our utilization of rigs or other oil and gas service equipment, revenues and earnings from affiliates, as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. Our fair value estimates of these reporting units are sensitive to varying dayrates, utilization and costs. A significantly prolonged period of lower oil and natural gas prices, other than those assumed in developing our forecasts, or changes in laws and regulations could adversely affect the demand for and prices of our services, which could in turn result in future goodwill and other intangible asset impairment charges for these reporting units due to the potential impact on our estimate of our future operating results. Our discounted cash flow projections for each reporting unit were based on financial forecasts. The future cash flows were discounted to present value using discount rates determined to be appropriate for each reporting unit. Terminal values for each reporting unit were calculated using a Gordon Growth methodology with a long-term growth rate of approximately 2%.

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

The change in the carrying amount of goodwill for our segments for the nine months ended September 30, 2019 was as follows:

	Balance at	Disposals		Cumulative		Balance at
	December 31,	and		Translation	Other	September 30,
	2018	Impairments		Adjustment	Adjustment	2019
	(In thousands)
U.S. Drilling	$50,149	$—		$—	$2,054	$52,203
International Drilling	75,634	(75,634)	(1)	—	—	—
Drilling Solutions	11,436	—		—	—	11,436
Rig Technologies	46,695	(18,000)	(1)	263	(2,054)	26,904
Total	$183,914	$(93,634)		$263	$—	$90,543

(1)	As part of our annual review during the second quarter of 2019, we determined the carrying value of some of our reporting units exceeded their fair value. As such, we recognized a goodwill impairment of $93.6 million. See Note 10—Impairments and Other Charges.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, relating to leases to increase transparency and comparability among companies. This standard requires that all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. Additionally, this standard requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. We adopted this guidance under the modified retrospective approach as of January 1, 2019. We preliminarily determined that our drilling contracts contained a lease component, and the adoption would require us to separately recognize revenue associated with the lease and services components. In July 2018, the FASB issued ASU No. 2018-11, which provides a practical expedient that allows entities to combine lease and non-lease components where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. Our drilling contracts contain a lease component related to the underlying drilling equipment, in addition to the service component provided by our crews and our expertise to operate such drilling equipment. We have determined that the non-lease service component of our drilling contracts is the predominant element of the combined component and will account for the combined components as a single performance obligation under Topic 606, Revenue from Contracts with Customers. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. With respect to leases whereby we are the lessee, we recognized upon adoption on January 1, 2019 lease liabilities and offsetting "right of use" assets of approximately $42.8 million based on the present value of the remaining minimum rental payments. See Note 14 — Leases.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. In addition, the standard requires certain disclosures regarding stranded tax effects. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have elected to not reclassify the stranded tax effects within accumulated other comprehensive income to retained earnings and therefore there is no impact on our consolidated financial statements.

Recently Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes accounting requirements for the recognition of credit losses from an incurred or probable impairment methodology to a current expected credit losses (CECL) methodology. The guidance is effective for interim and annual periods beginning after December 15, 2019. The guidance will be applied using the modified retrospective method with a cumulative effect adjustment to beginning retained earnings. Trade receivables (including the allowance for doubtful accounts) is the only financial instrument in scope for ASU 2016-13 currently held by the Company. We are currently evaluating the effect the guidance will have on our consolidated financial statements, but do not expect the impact to be material.

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

The condensed balance sheet of SANAD, as included in our condensed consolidated balance sheet, is presented below.

	September 30,	December 31,
	2019	2018
	(In thousands)
Assets:
Cash and cash equivalents	$273,417	$211,618
Accounts receivable	76,836	73,699
Other current assets	20,153	17,198
Property, plant and equipment, net	440,794	457,963
Other long-term assets	15,254	36,583
Total assets	$826,454	$797,061
Liabilities:
Accounts payable	$67,000	$60,087
Accrued liabilities	17,064	8,530
Total liabilities	$84,064	$68,617

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

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2019 consisted of available-for-sale equity and debt securities.  Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. There were no transfers of our financial assets between Level 1 and Level 2 measures during the nine months ended September 30, 2019. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2019 and December 31, 2018, our short-term investments were carried at fair market value and totaled $22.0 million and $34.0 million, respectively, and primarily consisted of Level 1 measurements. No material Level 2 or Level 3 measurements exist as of any of the periods presented.

Nonrecurring Fair Value Measurements

We applied fair value measurements to our nonfinancial assets and liabilities measured on a nonrecurring basis, which consist of measurements primarily related to assets held for sale, goodwill, intangible assets and other long-lived assets and assets acquired and liabilities assumed in a business combination. Based upon our review of the fair value hierarchy, the inputs used in these fair value measurements were considered Level 3 inputs.

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

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
5.00% senior notes due September 2020	$293,217	$287,696	$614,748	$590,336
4.625% senior notes due September 2021	637,528	602,968	668,347	603,457
5.50% senior notes due January 2023	577,042	475,408	586,000	465,999
5.10% senior notes due September 2023	336,778	262,350	342,923	262,494
0.75% senior exchangeable notes due January 2024	467,034	368,483	450,689	358,012
5.75% senior notes due February 2025	781,502	582,696	791,502	598,953
2012 Revolving credit facility	455,000	455,000	170,000	170,000
2018 Revolving credit facility	—	—	—	—
Other	1,058	1,058	561	561
	3,549,159	$3,035,659	3,624,770	$3,049,812
Less: current portion	1,058		561
Less: deferred financing costs	31,509		38,325
	$3,516,592		$3,585,884

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 5 Accounts Receivable Sales Agreement

On September 13, 2019, certain U.S. subsidiaries of the Company entered into a $250 million accounts receivable sales agreement (the “A/R Agreement”) consisting of (i) a Receivables Purchase Agreement (the “Purchase Agreement”) entered into among Nabors A.R.F., LLC (the “SPE” and “Seller”), a special purpose entity that is an indirect wholly owned consolidated subsidiary of Nabors, Nabors Delaware, the purchasers party thereto (the “Purchasers”), and Wells Fargo Bank, N.A., as Administrative Agent, and (ii) a Receivables Sale Agreement (the “Sale Agreement”) among certain U.S. operating subsidiaries of the Company (collectively, the “Originators”), the SPE and Nabors Delaware. Under the Sale Agreement, each of the Originators has sold or contributed, and will on an ongoing basis continue to sell or contribute to the SPE, in exchange for cash and subordinated notes, all of such Originator’s right, title and interest in and to its trade receivables. Under the Purchase Agreement, the SPE may from time to time sell undivided interests in certain of its receivables meeting eligibility requirements to the Purchasers in exchange for cash, and the SPE has granted a security interest to the Administrative Agent on behalf of the Purchasers in all of its assets, including all of its right, title and interest in and to all of the receivables from time to time owned by the SPE. The sales of receivables by the SPE to the Purchasers qualify for sale accounting treatment in accordance with ASC 860. During the term of the A/R Agreement, cash receipts from the Purchasers at the time of any sale of receivables are classified as operating activities in our condensed consolidated statement of cash flows. Subsequent collections on the pledged receivables, which were not sold by the SPE to the Purchasers, will be classified as operating cash flows in our condensed consolidated statement of cash flows at the time of collection.

Nabors Delaware and/or another subsidiary of Nabors will act as servicers of the sold receivables. The servicers administer, collect and otherwise enforce these receivables and are compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. The servicers initially receive payments made by obligors on the receivables, then remit those payments in accordance with the Purchase Agreement. The servicers and the Originators have contingent indemnification obligations to the SPE, and the SPE has contingent indemnification obligations to the Purchasers, in each case customary for transactions of this type. These contingent indemnification obligations are guaranteed by the Company pursuant to an Indemnification Guarantee in favor of the Purchasers. The Purchasers have no recourse for receivables that are uncollectible as a result of the insolvency or inability to pay of the account debtors.

The maximum purchase commitment of the Purchasers under the A/R Agreement is $250.0 million. The amount available for sale to the Purchasers under the A/R Agreement fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of September 30, 2019, the total amount of eligible receivables available for purchase by the Purchasers was $213.6 million, of which $98.0 million had been sold to the Purchasers. Trade accounts receivable sold by the SPE to the Purchasers are derecognized from our condensed consolidated balance sheet. The fair value of the sold receivables approximated book value due to the short-term nature of the receivables and, as a result, no gain or loss on the sale of the receivables was recorded. Trade receivables pledged by the SPE as collateral to the Purchasers (excluding receivables sold to the Purchasers) totaled $229.7 million as of September 30, 2019 and are included in accounts receivable, net in our condensed consolidated balance sheet. The assets of the SPE cannot be used by the Company for general corporate purposes. Additionally, creditors of the SPE do not have recourse to assets of the Company (other than assets of the SPE).

Note 6 Debt

Debt consisted of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
5.00% senior notes due September 2020 (1)	$293,217	$614,748
4.625% senior notes due September 2021	637,528	668,347
5.50% senior notes due January 2023	577,042	586,000
5.10% senior notes due September 2023	336,778	342,923
0.75% senior exchangeable notes due January 2024	467,034	450,689
5.75% senior notes due February 2025	781,502	791,502
2012 Revolving credit facility	455,000	170,000
2018 Revolving credit facility	—	—
Other	1,058	561
	3,549,159	3,624,770
Less: current portion	1,058	561
Less: deferred financing costs	31,509	38,325
	$3,516,592	$3,585,884

(1)	The 5.00% senior notes due September 2020 have been classified as long-term because we have the ability and intent to repay this obligation utilizing our revolving credit facility (see 2018 Revolving Credit Facility below).

During the nine months ended September 30, 2019, we repurchased $378.1 million aggregate principal amount outstanding of our senior unsecured notes for approximately $383.6 million in cash, including principal, and $5.0 million in accrued and unpaid interest. This amount includes the purchase price for the tender offer for $275.0 million of our senior notes due 2020, which closed on June 14, 2019. In connection with these repurchases, we recognized a loss of approximately $0.7 million and $1.8 million for the three and nine months ended September 30, 2019, respectively, which represents the premiums paid and is included in impairments and other charges in our condensed consolidated statement of income (loss).

Subsequent to September 30, 2019 through the date of this report, we repurchased $49.1 million aggregate principal amount outstanding of various series of our senior unsecured notes for approximately $39.9 million in cash, reflecting principal, accrued and unpaid interest.

2018 Revolving Credit Facility

On October 11, 2018, Nabors Delaware, Nabors Drilling Canada Limited, an Alberta corporation (“Nabors Canada”), Nabors and certain other of Nabors’ wholly owned subsidiaries entered into a new five-year unsecured revolving facility with the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent (the “2018 Revolving Credit Facility”). The 2018 Revolving Credit Facility has a borrowing capacity of $1.267 billion and is fully and unconditionally guaranteed by Nabors and certain of its wholly owned subsidiaries. The 2018 Revolving Credit Facility matures at the earlier of (a) October 11, 2023 and (b) July 19, 2022, if any of Nabors Delaware’s existing 5.5% senior notes due January 2023 remain outstanding as of such date. Certain lenders have committed to provide Nabors Delaware an aggregate principal amount of $1.227 billion under the 2018 Revolving Credit Facility, which may be drawn in U.S. dollars, and HSBC Bank Canada has committed to provide Nabors Canada an aggregate principal amount of $40 million in U.S. dollar equivalent, which can be drawn upon in either U.S. or Canadian dollars. The 2018 Revolving Credit Facility contains certain affirmative and negative covenants, including a financial covenant requiring Nabors to maintain a net debt to capitalization ratio not in excess of 0.60:1. Our net debt to capital ratio was approximately 0.58:1 as of September 30, 2019. The net debt to capital ratio is calculated by dividing net debt by net capitalization. For purposes of the 2018 Revolving Credit Facility, net debt is defined as total debt minus the sum of cash and cash equivalents. Net capitalization is defined as net debt plus shareholders’ equity. As of September 30, 2019, our net debt could be higher by approximately $256.8 million, while still maintaining our net debt to capital ratio of 0.60:1. Borrowing from the revolving credit facilities to pay down other debt that matures prior to the maturity date of the 2018 Revolving Credit Facility, such as the 5.00% senior notes due September 2020, does not adversely impact the ratio calculation. Therefore, the entire balance under the revolving credit facilities would be available to pay down outstanding debt. The ratio is only adversely impacted by borrowing under the revolving credit facilities used for purposes other than retiring debt, which would increase our net debt, and by reductions to shareholders’ equity. We can limit or control our spending through reductions in discretionary capital or other types of controllable expenditures, monetization of assets, accessing capital markets through a variety of alternative methods, or any combination of these alternatives if needed. We cannot make any assurances as to our ability to implement any or all of these alternatives.

Additionally, during any period in which Nabors Delaware fails to maintain an investment grade rating from at least two ratings agencies, the guarantors under the facility and their respective subsidiaries will be required to maintain an asset to debt coverage ratio (as defined in the 2018 Revolving Credit Facility) of at least 2.50:1. As of September 30, 2019, our asset to debt coverage ratio was 3.57:1. The asset to debt coverage ratio is calculated by dividing (x) drilling-related fixed assets wholly owned by certain of Nabors’ subsidiaries that are guaranteeing the 2018 Revolving Credit Facility (the “2018 Revolver Guarantors”) or wholly owned subsidiaries of the 2018 Revolver Guarantors by (y) total debt of the 2018 Revolver Guarantors (subject to certain exclusions). As of the date of this report, we had no borrowings outstanding under our 2018 Revolving Credit Facility. In order to make any future borrowings under the 2018 Revolving Credit Facility, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

2012 Revolving Credit Facility

In connection with entering the 2018 Revolving Credit Facility, on October 11, 2018, Nabors Delaware entered into Amendment No. 3 to its existing credit agreement dated November 29, 2012 (as amended, including such amendment, the “2012 Revolving Credit Facility”), among itself, Nabors, Nabors Canada, HSBC Bank Canada, the other lenders party thereto, Citibank, N.A., and Wilmington Trust, National Association, as successor administrative agent (the “Amendment”). The Amendment, among other things, provided for Citibank, N.A.’s resignation as administrative agent and the appointment of Wilmington Trust, National Association as administrative agent, reduced the overall commitments available to $666.25 million and provided for certain lenders to exit the facility in order to become lenders under the 2018 Revolving Credit Facility. Availability under the 2012 Revolving Credit Facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. Net debt is defined in the 2012 Revolving Credit Facility in the same manner as the 2018 Revolving Credit Facility. As of September 30, 2019, we had $455.0 million outstanding under the 2012 Revolving Credit Facility. The weighted average interest rate on borrowings at September 30, 2019 was 3.86%. The 2012 Revolving Credit Facility matures on July 14, 2020.

We expect to remain in compliance with all covenants under the revolving credit facilities during the twelve month period following the date of this report based on our current operational and financial projections. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

Note 7 Shareholders’ Equity

Common shares

In May 2018, we issued 35.0 million common shares at a price to the public of $7.75 per share. In connection with this offering, in June 2018 the underwriters exercised in full their option to purchase 5.25 million additional common shares. Nabors received aggregate net proceeds of approximately $301.4 million after deducting underwriting discounts, commissions and offering expenses.

On February 22, 2019, a cash dividend of $0.01 per common share was declared for shareholders of record on March 12, 2019. The dividend was paid on April 2, 2019 in the amount of $3.5 million. On April 24, 2019, a cash dividend of $0.01 per common share was declared for shareholders of record on June 11, 2019. The dividend was paid on July 2, 2019 in the amount of $3.5 million. On July 26, 2019, a cash dividend of $0.01 per common share was declared for shareholders of record on September 11, 2019. The dividend was paid on October 2, 2019 in the amount of $3.5 million. These dividends were charged to retained earnings in our condensed consolidated statements of changes in equity for the nine months ended September 30, 2019.

Convertible Preferred Shares

In May 2018, we issued 5.75 million (including the underwriters option for 0.75 million) of our 6% Series A Mandatory Convertible Preferred Shares (the “mandatory convertible preferred shares”), par value $0.001 per share, with a liquidation preference of $50 per share. Nabors received aggregate net proceeds of approximately $277.9 million after deducting underwriting discounts, commissions and offering expenses. In June 2019, we repurchased 4,000 of our mandatory convertible preferred shares for approximately $.08 million.

The dividends on the mandatory convertible preferred shares are payable on a cumulative basis at a rate of 6% annually on the initial liquidation preference of $50 per share. Dividends accumulate and are paid quarterly to the extent that we have available funds and our Board of Directors declares a dividend payable. We may elect to pay any accumulated and unpaid dividends in cash or common shares or any combination thereof. At issuance, each mandatory convertible preferred share was automatically convertible into between 5.3763 and 6.4516 of our common shares based on the average share price over a period of twenty consecutive trading days ending prior to May 1, 2021, subject to anti-dilution adjustments. As a result of the dividends paid on our common shares since the offering, the most recent publicly announced conversion rate for each mandatory convertible preferred share is between 5.6492 and 6.7791 of our common shares. Adjustments to the conversion ratio are required to be made and published when such adjustment would result in an increase or decrease of one percent or more of the conversion rate. At any time prior to May 1, 2021, a holder of mandatory convertible preferred shares may convert such mandatory convertible preferred shares into our common shares at the minimum conversion rate, subject to adjustment.

On February 22, 2019, a cash dividend of $0.75 per mandatory convertible preferred share was declared for shareholders of record on April 15, 2019. The dividend was paid on May 1, 2019 in the amount of $4.3 million. On April 24, 2019, a cash dividend of $0.75 per mandatory convertible preferred share was declared for shareholders of record on July 15, 2019. The dividend was paid on August 1, 2019 in the amount of $4.3 million. On July 26, 2019, a cash dividend of $0.75 per mandatory convertible preferred share was declared for shareholders of record on October 15, 2019. The dividend was paid on November 1, 2019 in the amount of $4.3 million. These dividends were charged to retained earnings in our condensed consolidated statements of changes in equity for the nine months ended September 30, 2019.

Note 8 Commitments and Contingencies

Contingencies

Income Tax

We operate in a number of countries and our tax returns filed in those jurisdictions are subject to review and examination by tax authorities within those jurisdictions. We do not recognize the benefit of income tax positions we believe are more likely than not to be disallowed upon challenge by a tax authority. If any tax authority successfully challenges our operational structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries, if the terms of certain income tax treaties are interpreted in a manner that is adverse to our structure, or if we lose a material tax dispute in any country, our effective tax rate on our worldwide earnings could change substantially. During the three and nine months ended September 30, 2019, we recognized $14.7 million of income tax expense due to a tax settlement in one of our foreign jurisdictions.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $23.4 million (at September 30, 2019 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $15.4 million in excess of amounts accrued.

On September 29, 2017, we were sued, along with Tesco Corporation and its Board of Directors, in a putative shareholder class action filed in the United States District Court for the Southern District of Texas, Houston Division. The plaintiff alleges that the September 18, 2017 Preliminary Proxy Statement filed by Tesco with the United States Securities and Exchange Commission omitted material information with respect to the proposed transaction between Tesco and Nabors announced on August 14, 2017. The plaintiff claims that the omissions rendered the Proxy Statement false and misleading, constituting a violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. The court consolidated several matters and entered a lead plaintiff appointment order. The plaintiff filed their amended complaint, adding Nabors Industries Ltd. as a party to the consolidated action. Nabors filed its motion to dismiss, which was granted by the court on March 29, 2019. The parties have filed appellate briefs with the Fifth Circuit Court of Appeals. Nabors will continue to vigorously defend itself against the allegations.

Following a routine audit conducted in May and June of 2018 by the Atyrau Oblast Ecology Department (the “AOED”), our joint venture in Kazakhstan, KMG Nabors Drilling Company (“KNDC”), was administratively fined for not having emissions permits for KNDC owned or leased equipment. Prior to this audit, the AOED had always accepted the operator’s permits for all of their subcontractors. However, because of major personnel changes, AOED changed this position and is now requiring that the owner/lessor of the equipment that emits the pollutants must have its own permits. Administrative fines have been issued to KNDC and paid in the amount of $0.8 million for violations regarding the failure to have proper permits. AOED had also assessed additional “environmental damages” in the amount of $3.4 million for the period while KNDC did not hold its’ own emissions permit. However, KNDC appealed this fine and the AOED Economic Court ruled in KNDC’s favor. AOED has appealed this decision. Additional damages in the form of later year audits and taxes could become due as well exposing KNDC to possible penalties and fines in an amount estimated to be up to approximately $4.0 million. In furtherance of this position, KNDC and the operator have executed an agreement formalizing the operator’s obligation to reimburse KNDC for all financial expenses related to this case.

Off-Balance Sheet Arrangements (Including Guarantees)

We are a party to some transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements include the A/R Agreement (see Note 5—Accounts Receivable Sales Agreement) and certain agreements and obligations under which we provide financial or performance assurance to third parties. Certain of these financial or performance assurances serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. In addition, we have provided indemnifications, which serve as guarantees, to some third parties. These guarantees include indemnification provided by Nabors to our share transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2019	2020	2021	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$62,783	158,880	—	—	$221,663

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

Diluted earnings (losses) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and unvested restricted shares. Shares issuable upon exchange of the $575 million 0.75% exchangeable notes are not included in the calculation of diluted earnings (losses) per share unless the exchange value of the notes exceeds their principal amount at the end of the relevant reporting period, in which case the notes will be accounted for as if the number of common shares that would be necessary to settle the excess are issued. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings (losses) per share calculation, when the price of our shares exceeds $25.16 on the last trading day of the quarter, which did not occur during the nine months ended September 30, 2019.

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(99,788)	$(93,710)	$(395,965)	$(432,512)
Less: net (income) loss attributable to noncontrolling interest	(19,297)	(6,934)	(44,202)	(10,426)
Less: preferred stock dividends	(4,310)	(4,313)	(12,935)	(7,993)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(5,176)	(2,146)	(15,358)	(6,668)
Less: distributed and undistributed earnings allocated to unvested shareholders	(114)	(432)	(347)	(1,375)
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(128,685)	$(107,535)	$(468,807)	$(458,974)
Income (loss) from discontinued operations, net of tax	$157	$(13,933)	$(34)	$(14,592)

Weighted-average number of shares outstanding - basic	352,026	350,194	351,444	329,118
Earnings (losses) per share:
Basic from continuing operations	$(0.37)	$(0.31)	$(1.33)	$(1.39)
Basic from discontinued operations	—	(0.04)	—	(0.05)
Total Basic	$(0.37)	$(0.35)	$(1.33)	$(1.44)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(128,685)	$(107,535)	$(468,807)	$(458,974)
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(128,685)	$(107,535)	$(468,807)	$(458,974)
Income (loss) from discontinued operations, net of tax	$157	$(13,933)	$(34)	$(14,592)

Weighted-average number of shares outstanding - basic	352,026	350,194	351,444	329,118
Add: dilutive effect of potential common shares	—	—	—	—
Weighted-average number of shares outstanding - diluted	352,026	350,194	351,444	329,118
Earnings (losses) per share:
Diluted from continuing operations	$(0.37)	$(0.31)	$(1.33)	$(1.39)
Diluted from discontinued operations	—	(0.04)	—	(0.05)
Total Diluted	$(0.37)	$(0.35)	$(1.33)	$(1.44)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)

Potentially dilutive securities excluded as anti-dilutive	1,807	4,354	2,053	4,488

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

Additionally, we excluded 39.0 million common shares from the computation of diluted shares issuable upon the conversion of mandatory convertible preferred shares, because their effect would be anti-dilutive under the if-converted method.

Note 10 Impairments and Other Charges

The components of impairments and other charges are provided below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Goodwill & Intangible Assets:
Goodwill impairments	—	—	93,634	—
Intangible asset impairment	—	—	5,235	—
Subtotal	—	—	98,869	—

Other Charges:
Divestiture of International assets	—	—	—	63,726
Severance and transaction related costs	2,911	1,753	5,386	12,526
Tangible asset impairments	—	1,541	—	3,706
Loss (gain) on early extinguishment of debt	718	10,476	1,752	10,476
Total	$3,629	$13,770	$106,007	$90,434

For the three and nine months ended September 30, 2019

Goodwill impairments

During the nine months ended September 30, 2019, we recognized goodwill impairment charges of $93.6 million. As part of our annual goodwill impairment test, we determined the carrying value of some of our reporting units exceeded their fair value. As such, we recognized an impairment of $75.6 million for the remaining goodwill balance attributable to our International Drilling operating segment and $18.0 million for a partial impairment to our goodwill balance related to the acquisition of 2TD in 2014, reported within our Rig Technologies operating segment. These non-cash pre-tax impairment charges were primarily the result of a sustained decline in our market capitalization and lower future cash flow projections due to expectations for future commodity prices and the resulting impact on the demand for our products and services within these reporting units.

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

Severance and transaction related costs

During the three and nine months ended September 30, 2019, we recognized charges of $2.9 million and $5.4 million, respectively, due to severance and other related costs incurred to right-size our cost structure.

Loss (gain) on early extinguishment of debt

During the three and nine months ended September 30, 2019, we repurchased $16.6 million and $378.1 million, respectively, aggregate principal amount of our senior notes and recognized a loss of $0.7 million and $1.8 million, respectively, as part of the debt extinguishment. See Note 6—Debt for additional discussion.

Three and nine months ended September 30, 2018

Divestiture of International assets

During the nine months ended September 30, 2018, we recognized a loss of $63.7 million on the sale of three offshore drilling rigs within our International Drilling operating segment.

Severance and transaction related costs

During the three and nine months ended September 30, 2018, we incurred $1.8 million and $12.5 million, respectively, in transaction related costs, including professional fees, severances, facility closure costs and other cost rationalization items, primarily in connection with the acquisition of Tesco.

Loss (gain) on early extinguishment of debt

During the three and nine months ended September 30, 2018, we repurchased $460.8 million aggregate principal amount of our senior notes and recognized a loss of $10.5 million as part of the debt extinguishment.

Tangible asset impairments

During the three and nine months ended September 30, 2018, we recognized impairment charges of $1.5 million and $3.7 million, respectively, primarily due to obsolete inventory within our Rig Technologies reportable segment.

Note 11 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Accrued compensation	$79,085	$92,358
Deferred revenue and proceeds on insurance and asset sales	100,030	149,266
Other taxes payable	24,650	33,199
Workers’ compensation liabilities	15,214	16,316
Interest payable	18,570	59,718
Litigation reserves	15,547	24,926
Current liability to discontinued operations	—	2,445
Dividends declared and payable	7,830	25,330
Other accrued liabilities	18,255	14,354
	$279,181	$417,912

Investment income (loss) includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Interest and dividend income	$2,040	$900	$6,346	$3,194
Gains (losses) on marketable securities	(3,477)	(2,242)	2,363	(7,235)
	$(1,437)	$(1,342)	$8,709	$(4,041)

Other, net included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$(1,750)	$4,811	$8,410	$10,645
Litigation expenses and reserves	(2,400)	1,375	4,211	9,652
Foreign currency transaction losses (gains)	8,745	1,607	18,715	7,851
Other losses (gains)	410	1,344	(738)	(3,985)
	$5,005	$9,137	$30,598	$24,163

The changes in accumulated other comprehensive income (loss), by component, included the following:

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2018	$(922)	$9,144	$(4,111)	$7,074	$11,185
Other comprehensive income (loss) before reclassifications	—	—	—	(9,604)	(9,604)
Amounts reclassified from accumulated other comprehensive income (loss)	323	—	125	—	448
Adoption of ASU No. 2016-01	—	(9,144)	—	—	(9,144)
Net other comprehensive income (loss)	323	(9,144)	125	(9,604)	(18,300)
As of September 30, 2018	$(599)	$—	$(3,986)	$(2,530)	$(7,115)
(1)	All amounts are net of tax.

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2019	$(492)	$—	$(3,945)	$(24,888)	$(29,325)
Other comprehensive income (loss) before reclassifications	—	—	—	12,314	12,314
Amounts reclassified from accumulated other comprehensive income (loss)	319	—	125	—	444
Net other comprehensive income (loss)	319	—	125	12,314	12,758
As of September 30, 2019	$(173)	$—	$(3,820)	$(12,574)	$(16,567)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Interest expense	$142	$143	$424	$425
General and administrative expenses	54	54	162	162
Total income (loss) from continuing operations before income tax	(196)	(197)	(586)	(587)
Tax expense (benefit)	(48)	(48)	(142)	(139)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(148)	$(149)	$(444)	$(448)

Note 12 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Operating revenues:
U.S. Drilling	$307,808	$273,996	$951,419	$779,393
Canada Drilling	12,191	26,645	48,895	75,974
International Drilling	328,278	377,125	992,439	1,123,956
Drilling Solutions	62,286	60,923	192,291	183,430
Rig Technologies	63,106	63,641	207,610	209,631
Other reconciling items (1)	(15,593)	(22,905)	(63,532)	(96,845)
Total	$758,076	$779,425	$2,329,122	$2,275,539

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$12,427	$2,578	$57,502	$(30,275)
Canada Drilling	(5,701)	(1,895)	(11,297)	(7,095)
International Drilling	2,466	25,680	(10,055)	74,702
Drilling Solutions	16,145	9,506	42,793	25,773
Rig Technologies	(641)	(4,141)	(5,293)	(20,550)
Total segment adjusted operating income (loss)	$24,696	$31,728	$73,650	$42,555

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total segment adjusted operating income (loss) (2)	$24,696	$31,728	$73,650	$42,555
Other reconciling items (3)	(39,219)	(39,285)	(121,480)	(125,725)
Earnings (losses) from unconsolidated affiliates	—	—	(5)	1
Investment income (loss)	(1,437)	(1,342)	8,709	(4,041)
Interest expense	(51,291)	(51,415)	(155,134)	(173,393)
Impairments and other charges	(3,629)	(13,770)	(106,007)	(90,434)
Other, net	(5,005)	(9,137)	(30,598)	(24,163)
Income (loss) from continuing operations before income taxes	$(75,885)	$(83,221)	$(330,865)	$(375,200)

	September 30,	December 31,
	2019	2018
	(In thousands)
Total assets:
U.S. Drilling	$2,521,098	$2,982,974
Canada Drilling	215,813	252,817
International Drilling	3,084,525	3,320,347
Drilling Solutions	222,605	281,078
Rig Technologies	411,831	401,044
Other reconciling items (3)	817,625	615,684
Total	$7,273,497	$7,853,944
(1)	Represents the elimination of inter-segment transactions.

(2)	Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), impairments and other charges and other, net. Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) from continuing operations before income taxes is provided in the above table.

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

Note 13 Revenue Recognition

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	September 30, 2019
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$256,978	$—	$—	$41,459	$40,082	$—	$338,519
U.S. Offshore Gulf of Mexico	37,365	—	—	2,935	—	—	40,300
Alaska	13,465	—	—	1,488	341	—	15,294
Canada	—	12,191	—	358	1,894	—	14,443
Middle East & Asia	—	—	197,095	11,167	14,481	—	222,743
Latin America	—	—	85,558	4,545	468	—	90,571
Europe, Africa & CIS	—	—	45,625	334	5,840	—	51,799
Eliminations & other	—	—	—	—	—	(15,593)	(15,593)
Total	$307,808	$12,191	$328,278	$62,286	$63,106	$(15,593)	$758,076

	Nine Months Ended
	September 30, 2019
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$784,638	$—	$—	$132,156	$144,983	$—	$1,061,777
U.S. Offshore Gulf of Mexico	117,572	—	—	9,945	—	—	127,517
Alaska	49,209	—	—	4,137	888	—	54,234
Canada	—	48,895	—	1,413	6,942	—	57,250
Middle East & Asia	—	—	570,142	31,095	38,344	—	639,581
Latin America	—	—	266,715	11,202	1,850	—	279,767
Europe, Africa & CIS	—	—	155,582	2,343	14,603	—	172,528
Eliminations & other	—	—	—	—	—	(63,532)	(63,532)
Total	$951,419	$48,895	$992,439	$192,291	$207,610	$(63,532)	$2,329,122

	Three Months Ended
	September 30, 2018
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$231,935	$—	$—	$42,045	$45,707	$—	$319,687
U.S. Offshore Gulf of Mexico	31,942	—	—	3,345	—	—	35,287
Alaska	10,119	—	—	1,248	209	—	11,576
Canada	—	26,645	—	1,081	3,483	—	31,209
Middle East & Asia	—	—	226,926	9,126	7,882	—	243,934
Latin America	—	—	94,048	3,399	1,604	—	99,051
Europe, Africa & CIS	—	—	56,151	679	4,756	—	61,586
Eliminations & other	—	—	—	—	—	(22,905)	(22,905)
Total	$273,996	$26,645	$377,125	$60,923	$63,641	$(22,905)	$779,425

	Nine Months Ended
	September 30, 2018
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$655,916	$—	$—	$127,733	$153,878	$—	$937,527
U.S. Offshore Gulf of Mexico	84,997	—	—	9,455	—	—	94,452
Alaska	38,480	—	—	2,691	553	—	41,724
Canada	—	75,974	—	4,797	17,096	—	97,867
Middle East & Asia	—	—	701,292	25,859	19,592	—	746,743
Latin America	—	—	265,738	11,048	5,181	—	281,967
Europe, Africa & CIS	—	—	156,926	1,847	13,331	—	172,104
Eliminations & other	—	—	—	—	—	(96,845)	(96,845)
Total	$779,393	$75,974	$1,123,956	$183,430	$209,631	$(96,845)	$2,275,539

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)
	(In millions)
As of December 31, 2018	$791.2	$55.8	$32.3	$116.7	$69.7
As of September 30, 2019	$647.2	$38.1	$32.3	$72.0	$67.6

Approximately 64% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2019, of which 55% was recognized during the nine months ended September 30, 2019, and 23% is expected to be recognized during 2020. The remaining 13% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2021 or thereafter.

Additionally, 60% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2019, of which 50% was recognized during the nine months ended September 30, 2019, and 17% is expected to be recognized during 2020. The remaining 23% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2021 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

Note 14 Leases

Prior to January 1, 2019, we accounted for leases under ASC 840 and did not record any right of use asset or corresponding lease liability. We adopted ASC 842 using a modified retrospective approach with an effective date of January 1, 2019. As such, financial information for prior periods has not been adjusted and continues to be reported under ASC 840. Effective with the adoption of ASC 842, we have changed our accounting policy for leases as detailed below.

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

Our leases primarily consist of office space and equipment used globally within our operations. We determine whether a contract is or contains a lease at inception of the contract based on answers to a series of questions that address whether an identified asset exists and whether we have the right to obtain substantially all of the benefit of the assets and to control its use over the full term of the agreement. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate using a credit notching approach to discount the lease payments based on information available at lease commencement. Certain of our lease agreements include options to extend and options to terminate the lease, which we do not include in our minimum lease terms unless management is reasonably certain to exercise. We do not separate lease and nonlease components of contracts. There are no material residual value guarantees nor any restrictions or covenants included in our lease agreements. Certain of our leases include provisions for variable payments. These variable payments are typically determined based on a measure of throughput or actual days or another measure of usage and are not included in the calculation of lease liabilities and right-of-use assets.

Lease Position

The table below presents the lease related assets and liabilities recorded on our condensed consolidated balance sheet:

		September 30,
		2019
	Classification on the Balance Sheet	(In thousands)
Assets
Operating lease assets	Other long-term assets	$37,457
Total lease assets		$37,457

Liabilities
Current liabilities:
Operating lease liabilities	Current lease liabilities	$13,570
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	$23,887
Total lease liabilities		$37,457

Lease Costs

The table below presents certain information related to the lease costs for our operating leases:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
	(In thousands)
Operating lease cost	$4,007	$11,657
Short-term lease cost	741	1,893
Variable lease cost	217	464
Total lease cost	$4,965	$14,014

Other Information

The table below presents supplemental cash flow information related to leases:

Nine Months Ended September 30,
2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$11,657

Right of use assets obtained in exchange for lease obligations:
Operating leases	$4,661

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases:

September 30,
2019

Weighted-average remaining lease term - operating leases	5.31
Weighted-average discount rate - operating leases	5.61%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet:

September 30, 2019
(In thousands)
2019	$4,275
2020	14,014
2021	8,639
2022	5,435
2023	3,208
Thereafter	8,004
Total undiscounted lease liability	43,575
Less: amount of lease payments representing interest	(6,118)
Long-term lease obligations	$37,457

As of September 30, 2019, we had additional leases that have not yet commenced of approximately $12.9 million. These leases will commence in the fourth quarter of 2019 with lease terms of 12 years.

The minimum rental commitments under non-cancelable operating leases under ASC 840 as disclosed in our 2018 Annual Report, with lease terms in excess of one year subsequent to December 31, 2018, were as follows:

December 31, 2018
(In thousands)
2019	$10,701
2020	7,104
2021	3,774
2022	2,356
2023	1,538
Thereafter	7,482
Total minimum lease payments	$32,955

Note 15 Condensed Consolidating Financial Information

Nabors has fully and unconditionally guaranteed on a joint and several basis all of the issued public debt securities of Nabors Delaware, a 100% wholly owned subsidiary. The following condensed consolidating financial information is included so that separate financial statements of Nabors Delaware are not required to be filed with the SEC. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The following condensed consolidating financial information presents condensed consolidating balance sheets as of September 30, 2019 and December 31, 2018, statements of income (loss) and statements of other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018, and statements of cash flows for the nine months ended September 30, 2019 and 2018 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	September 30, 2019
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$349	$39	$396,549	$—	$396,937
Short-term investments	—	—	22,000	—	22,000
Accounts receivable, net	—	—	613,527	—	613,527
Inventory, net	—	—	186,124	—	186,124
Assets held for sale	—	—	8,037	—	8,037
Other current assets	172	—	153,551	—	153,723
Total current assets	521	39	1,379,788	—	1,380,348
Property, plant and equipment, net	—	—	5,152,236	—	5,152,236
Goodwill	—	—	90,543	—	90,543
Intercompany receivables	94,749	—	2,611	(97,360)	—
Investment in consolidated affiliates	2,167,547	5,787,607	4,269,318	(12,224,472)	—
Deferred income taxes	—	423,318	353,181	(423,318)	353,181
Other long-term assets	—	132	304,382	(7,325)	297,189
Total assets	$2,262,817	$6,211,096	$11,552,059	$(12,752,475)	$7,273,497

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$1,058	$—	$1,058
Trade accounts payable	190	244	364,224	—	364,658
Accrued liabilities	8,374	18,558	252,249	—	279,181
Income taxes payable	—	—	23,837	—	23,837
Current lease liabilities	—	—	13,570	—	13,570
Total current liabilities	8,564	18,802	654,938	—	682,304
Long-term debt	—	3,523,917	—	(7,325)	3,516,592
Other long-term liabilities	—	29,331	255,057	—	284,388
Deferred income taxes	—	—	452,427	(423,318)	29,109
Intercompany payable	2,548	46,109	48,703	(97,360)	—
Total liabilities	11,112	3,618,159	1,411,125	(528,003)	4,512,393
Redeemable noncontrolling interest in subsidiary	—	—	420,217	—	420,217
Shareholders’ equity	2,251,705	2,592,937	9,631,535	(12,224,472)	2,251,705
Noncontrolling interest	—	—	89,182	—	89,182
Total equity	2,251,705	2,592,937	9,720,717	(12,224,472)	2,340,887
Total liabilities and equity	$2,262,817	$6,211,096	$11,552,059	$(12,752,475)	$7,273,497

Condensed Consolidating Balance Sheets

	December 31, 2018
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$474	$42	$447,250	$—	$447,766
Short-term investments	—	—	34,036	—	34,036
Accounts receivable, net	—	—	756,320	—	756,320
Inventory, net	—	—	165,587	—	165,587
Assets held for sale	—	—	12,250	—	12,250
Other current assets	50	433	177,121	—	177,604
Total current assets	524	475	1,592,564	—	1,593,563
Property, plant and equipment, net	—	—	5,467,870	—	5,467,870
Goodwill	—	—	183,914	—	183,914
Intercompany receivables	95,946	218,129	2,611	(316,686)	—
Investment in consolidated affiliates	2,658,827	5,494,886	4,079,269	(12,232,982)	—
Deferred income taxes	—	388,089	345,091	(388,089)	345,091
Other long-term assets	—	142	277,689	(14,325)	263,506
Total assets	$2,755,297	$6,101,721	$11,949,008	$(12,952,082)	$7,853,944

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$561	$—	$561
Trade accounts payable	132	14	392,697	—	392,843
Accrued liabilities	28,815	62,830	326,267	—	417,912
Income taxes payable	—	—	20,761	—	20,761
Total current liabilities	28,947	62,844	740,286	—	832,077
Long-term debt	—	3,600,209	—	(14,325)	3,585,884
Other long-term liabilities	—	29,331	245,154	—	274,485
Deferred income taxes	—	—	394,400	(388,089)	6,311
Intercompany payable	25,500	—	291,186	(316,686)	—
Total liabilities	54,447	3,692,384	1,671,026	(719,100)	4,698,757
Redeemable noncontrolling interest in subsidiary	—	—	404,861	—	404,861
Shareholders’ equity	2,700,850	2,409,337	9,823,645	(12,232,982)	2,700,850
Noncontrolling interest	—	—	49,476	—	49,476
Total equity	2,700,850	2,409,337	9,873,121	(12,232,982)	2,750,326
Total liabilities and equity	$2,755,297	$6,101,721	$11,949,008	$(12,952,082)	$7,853,944

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended September 30, 2019
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$758,076	$—	$758,076
Earnings (losses) from consolidated affiliates	(116,696)	96,069	55,565	(34,938)	—
Investment income (loss)	—	—	(909)	(528)	(1,437)
Total revenues and other income	(116,696)	96,069	812,732	(35,466)	756,639
Costs and other deductions:
Direct costs	—	3	475,458	—	475,461
General and administrative expenses	1,894	163	61,870	(350)	63,577
Research and engineering	—	—	12,004	—	12,004
Depreciation and amortization	—	31	221,526	—	221,557
Interest expense, net	—	51,691	(400)	—	51,291
Impairments and other charges	—	—	3,629	—	3,629
Other, net	300	714	3,641	350	5,005
Intercompany interest expense, net	38	—	(38)	—	—
Total costs and other deductions	2,232	52,602	777,690	—	832,524
Income (loss) from continuing operations before income taxes	(118,928)	43,467	35,042	(35,466)	(75,885)
Income tax expense (benefit)	—	(12,098)	36,001	—	23,903
Income (loss) from continuing operations, net of tax	(118,928)	55,565	(959)	(35,466)	(99,788)
Income (loss) from discontinued operations, net of tax	—	—	157	—	157
Net income (loss)	(118,928)	55,565	(802)	(35,466)	(99,631)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(19,297)	—	(19,297)
Net income (loss) attributable to Nabors	(118,928)	55,565	(20,099)	(35,466)	(118,928)
Less: Preferred stock dividend	(4,310)	—	—	—	(4,310)
Net income (loss) attributable to Nabors common shareholders	$(123,238)	$55,565	$(20,099)	$(35,466)	$(123,238)

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended September 30, 2018
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$779,425	$—	$779,425
Earnings (losses) from unconsolidated affiliates	—	—	—	—	—
Earnings (losses) from consolidated affiliates	(112,066)	78,395	30,508	3,163	—
Investment income (loss)	—	—	1,826	(3,168)	(1,342)
Total revenues and other income	(112,066)	78,395	811,759	(5)	778,083
Costs and other deductions:
Direct costs	—	—	497,194	—	497,194
General and administrative expenses	2,294	94	64,415	10	66,813
Research and engineering	—	—	14,458	—	14,458
Depreciation and amortization	—	31	208,486	—	208,517
Interest expense, net	—	51,590	(175)	—	51,415
Impairments and other charges	—	10,476	3,294	—	13,770
Other, net	206	—	8,941	(10)	9,137
Intercompany interest expense	11	—	(11)	—	—
Total costs and other deductions	2,511	62,191	796,602	—	861,304
Income (loss) from continuing operations before income taxes	(114,577)	16,204	15,157	(5)	(83,221)
Income tax expense (benefit)	—	(14,304)	24,793	—	10,489
Income (loss) from continuing operations, net of tax	(114,577)	30,508	(9,636)	(5)	(93,710)
Income (loss) from discontinued operations, net of tax	—	—	(13,933)	—	(13,933)
Net income (loss)	(114,577)	30,508	(23,569)	(5)	(107,643)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(6,934)	—	(6,934)
Net income (loss) attributable to Nabors	$(114,577)	$30,508	$(30,503)	$(5)	$(114,577)
Less: Preferred stock dividend	(4,313)	—	—	—	(4,313)
Net income (loss) attributable to Nabors common shareholders	$(118,890)	$30,508	$(30,503)	$(5)	$(118,890)

Condensed Consolidating Statements of Income (Loss)

	Nine Months Ended September 30, 2019
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$2,329,122	$—	$2,329,122
Earnings (losses) from unconsolidated affiliates	—	—	(5)	—	(5)
Earnings (losses) from consolidated affiliates	(432,995)	292,602	174,659	(34,266)	—
Investment income (loss)	—	—	10,293	(1,584)	8,709
Total revenues and other income	(432,995)	292,602	2,514,069	(35,850)	2,337,826
Costs and other deductions:
Direct costs	—	3	1,493,079	—	1,493,082
General and administrative expenses	6,292	577	190,164	(874)	196,159
Research and engineering	—	—	37,444	—	37,444
Depreciation and amortization	—	94	650,173	—	650,267
Interest expense, net	—	156,515	(1,381)	—	155,134
Impairments and other charges	—	—	106,007	—	106,007
Other, net	816	(4,017)	32,925	874	30,598
Intercompany interest expense, net	98	—	(98)	—	—
Total costs and other deductions	7,206	153,172	2,508,313	—	2,668,691
Income (loss) from continuing operations before income taxes	(440,201)	139,430	5,756	(35,850)	(330,865)
Income tax expense (benefit)	—	(35,229)	100,329	—	65,100
Income (loss) from continuing operations, net of tax	(440,201)	174,659	(94,573)	(35,850)	(395,965)
Income (loss) from discontinued operations, net of tax	—	—	(34)	—	(34)
Net income (loss)	(440,201)	174,659	(94,607)	(35,850)	(395,999)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(44,202)	—	(44,202)
Net income (loss) attributable to Nabors	(440,201)	174,659	(138,809)	(35,850)	(440,201)
Less: Preferred stock dividend	(12,935)	—	—	—	(12,935)
Net income (loss) attributable to Nabors common shareholders	$(453,136)	$174,659	$(138,809)	$(35,850)	$(453,136)

Condensed Consolidating Statements of Income (Loss)

	Nine Months Ended September 30, 2018
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$2,275,539	$—	$2,275,539
Earnings (losses) from unconsolidated affiliates	—	—	1	—	1
Earnings (losses) from consolidated affiliates	(448,485)	161,420	16,063	271,002	—
Investment income (loss)	2	—	5,274	(9,317)	(4,041)
Total revenues and other income	(448,483)	161,420	2,296,877	261,685	2,271,499
Costs and other deductions:
Direct costs	—	—	1,466,572	—	1,466,572
General and administrative expenses	7,531	493	201,681	(498)	209,207
Research and engineering	—	—	42,703	—	42,703
Depreciation and amortization	—	93	640,134	—	640,227
Interest expense, net	—	177,713	(4,320)	—	173,393
Impairments and other charges	—	10,476	79,958	—	90,434
Other, net	1,405	—	22,260	498	24,163
Intercompany interest expense, net	111	—	(111)	—	—
Total costs and other deductions	9,047	188,775	2,448,877	—	2,646,699
Income (loss) from continuing operations before income taxes	(457,530)	(27,355)	(152,000)	261,685	(375,200)
Income tax expense (benefit)	—	(43,418)	100,730	—	57,312
Income (loss) from continuing operations, net of tax	(457,530)	16,063	(252,730)	261,685	(432,512)
Income (loss) from discontinued operations, net of tax	—	—	(14,592)	—	(14,592)
Net income (loss)	(457,530)	16,063	(267,322)	261,685	(447,104)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(10,426)	—	(10,426)
Net income (loss) attributable to Nabors	$(457,530)	$16,063	$(277,748)	$261,685	$(457,530)
Less: Preferred stock dividend	(7,993)	—	—	—	(7,993)
Net income (loss) attributable to Nabors common shareholders	$(465,523)	$16,063	$(277,748)	$261,685	$(465,523)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2019
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(118,928)	$55,565	$(20,099)	$(35,466)	$(118,928)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	(3,225)	—	(3,225)	3,225	(3,225)
Pension liability amortization and adjustment	54	54	108	(162)	54
Unrealized gains (losses) and amortization on cash flow hedges	142	142	142	(284)	142
Other comprehensive income (loss) before tax	(3,029)	196	(2,975)	2,779	(3,029)
Income tax expense (benefit) related to items of other comprehensive income (loss)	48	48	96	(144)	48
Other comprehensive income (loss), net of tax	(3,077)	148	(3,071)	2,923	(3,077)
Comprehensive income (loss) attributable to Nabors	(122,005)	55,713	(23,170)	(32,543)	(122,005)
Net income (loss) attributable to noncontrolling interest	—	—	19,297	—	19,297
Translation adjustment attributable to noncontrolling interest	—	—	(4)	—	(4)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	19,293	—	19,293
Comprehensive income (loss)	$(122,005)	$55,713	$(3,877)	$(32,543)	$(102,712)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2018
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(114,577)	$30,508	$(30,503)	$(5)	$(114,577)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	5,309	—	5,309	(5,309)	5,309
Pension liability amortization and adjustment	54	54	108	(162)	54
Unrealized gains (losses) and amortization on cash flow hedges	143	143	143	(286)	143
Other comprehensive income (loss) before tax	5,506	197	5,560	(5,757)	5,506
Income tax expense (benefit) related to items of other comprehensive income (loss)	48	48	96	(144)	48
Other comprehensive income (loss), net of tax	5,458	149	5,464	(5,613)	5,458
Comprehensive income (loss) attributable to Nabors	(109,119)	30,657	(25,039)	(5,618)	(109,119)
Net income (loss) attributable to noncontrolling interest	—	—	6,934	—	6,934
Translation adjustment attributable to noncontrolling interest	—	—	58	—	58
Comprehensive income (loss) attributable to noncontrolling interest	—	—	6,992	—	6,992
Comprehensive income (loss)	$(109,119)	$30,657	$(18,047)	$(5,618)	$(102,127)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2019
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(440,201)	$174,659	$(138,809)	$(35,850)	$(440,201)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	12,314	1	12,314	(12,315)	12,314
Pension liability amortization and adjustment	162	162	324	(486)	162
Unrealized gains (losses) and amortization on cash flow hedges	424	424	424	(848)	424
Other comprehensive income (loss) before tax	12,900	587	13,062	(13,649)	12,900
Income tax expense (benefit) related to items of other comprehensive income (loss)	142	142	284	(426)	142
Other comprehensive income (loss), net of tax	12,758	445	12,778	(13,223)	12,758
Comprehensive income (loss) attributable to Nabors	(427,443)	175,104	(126,031)	(49,073)	(427,443)
Net income (loss) attributable to noncontrolling interest	—	—	44,202	—	44,202
Translation adjustment attributable to noncontrolling interest	—	—	55	—	55
Comprehensive income (loss) attributable to noncontrolling interest	—	—	44,257	—	44,257
Comprehensive income (loss)	$(427,443)	$175,104	$(81,774)	$(49,073)	$(383,186)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2018
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(457,530)	$16,063	$(277,748)	$261,685	$(457,530)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	(9,604)	—	(9,604)	9,604	(9,604)
Pension liability amortization and adjustment	162	162	324	(486)	162
Unrealized gains (losses) and amortization on cash flow hedges	425	425	425	(850)	425
Adoption of ASU No. 2016-01	(9,144)	—	(9,144)	9,144	(9,144)
Other comprehensive income (loss) before tax	(18,161)	587	(17,999)	17,412	(18,161)
Income tax expense (benefit) related to items of other comprehensive income (loss)	139	139	278	(417)	139
Other comprehensive income (loss), net of tax	(18,300)	448	(18,277)	17,829	(18,300)
Comprehensive income (loss) attributable to Nabors	(475,830)	16,511	(296,025)	279,514	(475,830)
Net income (loss) attributable to noncontrolling interest	—	—	10,426	—	10,426
Translation adjustment attributable to noncontrolling interest	—	—	(101)	—	(101)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	10,325	—	10,325
Comprehensive income (loss)	$(475,830)	$16,511	$(285,700)	$279,514	$(465,505)

Condensed Consolidating Statements Cash Flows

	Nine Months Ended September 30, 2019
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$69,861	$(171,500)	$593,391	$(60,924)	$430,828
Cash flows from investing activities:
Purchases of investments	—	—	(5,008)	—	(5,008)
Sales and maturities of investments	—	—	14,466	—	14,466
Cash paid for acquisitions of businesses, net of cash acquired	—	—	(2,929)	—	(2,929)
Cash paid for investments in consolidated affiliates	—	—	(8,500)	8,500	—
Capital expenditures	—	—	(366,594)	—	(366,594)
Proceeds from sales of assets and insurance claims	—	—	26,365	—	26,365
Change in intercompany balances	—	264,238	(264,238)	—	—
Net cash provided by (used for) investing activities	—	264,238	(606,438)	8,500	(333,700)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(130)	—	(130)
Debt issuance costs	—	(48)	—	—	(48)
Proceeds from revolving credit facilities	—	975,000	—	—	975,000
Proceeds from parent contributions	—	8,500	—	(8,500)	—
Proceeds from issuance of common shares, net of issuance costs	6	—	(6)	—	—
Reduction of long-term debt	—	(379,193)	—	—	(379,193)
Reduction in revolving credit facilities	—	(690,000)	—	—	(690,000)
Dividends to common and preferred shareholders	(45,297)	—	(570)	4,224	(41,643)
Proceeds from (payments for) short-term borrowings	—	—	497	—	497
Repurchase of preferred shares	(79)	—	—	—	(79)
Proceeds from issuance of intercompany debt	4,700	—	(4,700)	—	—
Paydown of intercompany debt	(27,700)	(7,194)	34,894	—	—
Distributions to Non-controlling interest	—	—	(4,552)	—	(4,552)
Distribution from subsidiary to parent	—	—	(56,700)	56,700	—
Other changes	(1,616)	—	5	—	(1,611)
Net cash (used for) provided by financing activities	(69,986)	(92,935)	(31,262)	52,424	(141,759)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,421)	—	(4,421)
Net increase (decrease) in cash, cash equivalents and restricted cash	(125)	(197)	(48,730)	—	(49,052)
Cash, cash equivalents and restricted cash, beginning of period	474	42	450,564	—	451,080
Cash, cash equivalents and restricted cash, end of period	$349	$(155)	$401,834	$—	$402,028

Condensed Consolidating Statements Cash Flows

	Nine Months Ended September 30, 2018
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$82,365	$(203,493)	$238,064	$(40,017)	$76,919
Cash flows from investing activities:
Purchases of investments	—	—	(676)	—	(676)
Sales and maturities of investments	—	—	2,962	—	2,962
Cash paid for investments in consolidated affiliates	(587,500)	—	(199,000)	786,500	—
Capital expenditures	—	—	(338,968)	—	(338,968)
Proceeds from sale of assets and insurance claims	—	—	86,666	—	86,666
Change in intercompany balances	—	327,555	(327,555)	—	—
Net cash provided by (used for) investing activities	(587,500)	327,555	(776,571)	786,500	(250,016)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	(261)	—	(261)
Debt issuance costs	—	(13,262)	—	—	(13,262)
Proceeds from issuance of common shares, net of issuance costs	301,835	—	—	—	301,835
Reduction in long-term debt	—	(774,802)	—	—	(774,802)
Reduction in revolving credit facilities	—	(1,200,000)	—	—	(1,200,000)
Dividends to common and preferred shareholders	(70,658)	—	—	9,317	(61,341)
Proceeds from (payments for) commercial paper, net	—	(40,000)	—	—	(40,000)
Proceeds from (payments for) issuance of intercompany debt	20,000	—	(20,000)	—	—
Proceeds from issuance of preferred stock, net of issuance costs	278,358	—	—	—	278,358
Proceeds from revolving credit facilities	—	905,000	—	—	905,000
Proceeds from issuance of long-term debt	—	800,000	—	—	800,000
Paydown of intercompany debt	(21,000)	—	21,000	—	—
Distributions to Non-controlling interest	—	—	(4,676)	—	(4,676)
Proceeds from (payments for) short-term borrowings	—	—	252	—	252
Proceeds from parent contributions	—	199,000	587,500	(786,500)	—
Distribution from subsidiary to parent	—	—	(30,700)	30,700	—
Other changes	(3,722)	—	—	—	(3,722)
Net cash (used for) provided by financing activities	504,813	(124,064)	553,115	(746,483)	187,381
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,320)	—	(5,320)
Net increase (decrease) in cash, cash equivalents and restricted cash	(322)	(2)	9,288	—	8,964
Cash, cash equivalents and restricted cash, beginning of period	1,091	44	340,894	—	342,029
Cash, cash equivalents and restricted cash, end of period	$769	$42	$350,182	$—	$350,993

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

You should consider the following key factors when evaluating these forward-looking statements:

●	fluctuations and volatility in worldwide prices of and demand for oil and natural gas;

●	fluctuations in levels of oil and natural gas exploration and development activities;

●	fluctuations in the demand for our services;

●	competitive and technological changes and other developments in the oil and gas and oilfield services industries;

●	our ability to renew customer contracts in order to maintain competitiveness;

●	the existence of operating risks inherent in the oil and gas and oilfield services industries;

●	the possibility of the loss of one or a number of our large customers;

●	the impact of long-term indebtedness and other financial commitments on our financial and operating flexibility;

●	our access to and the cost of capital, including the impact of a downgrade in our credit rating, covenant restrictions, availability under our unsecured revolving credit facilities, and future issuances of debt or equity securities;

●	our dependence on our operating subsidiaries and investments to meet our financial obligations;

●	our ability to retain skilled employees;

●	our ability to complete, and realize the expected benefits of, strategic transactions;

●	the recent changes in U.S. tax laws and the possibility of changes in other tax laws and other laws and regulations;

●	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in any of the countries in which we do business;

●	the possibility of changes to U.S. trade policies and regulations including the imposition of trade embargoes or sanctions; and

●	general economic conditions, including the capital and credit markets.

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

We own and operate one of the world’s largest land-based drilling rig fleets and provide offshore rigs in the United States and numerous international markets. Our business is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies, consisting of equipment manufacturing, rig instrumentation and optimization software. We also specialize in tubular services, wellbore placement solutions and are a leading provider of directional drilling and measurement-while-drilling systems and services.

Financial Results

Comparison of the three months ended September 30, 2019 and 2018

Operating revenues for the three months ended September 30, 2019 totaled $758.1 million, representing a decrease of $21.3 million, or 3%, compared to the three months ended September 30, 2018. We experienced an overall decline in rig activity as evidenced by an 8% decline in the average rigs working compared to the prior period, which was partially offset by improved dayrates within our U.S. Drilling operating segment. For a more detailed description of our operating results see Segment Results of Operations, below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $123.4 million ($0.37 per diluted share) for the three months ended September 30, 2019 compared to a net loss from continuing operations attributable to Nabors common shareholders of $105.0 million ($0.31 per diluted share) for the three months ended September 30, 2018, or an $18.4 million increase in the net loss. Our net loss was adversely impacted by the $7.0 million decrease in our segments adjusted operating income as well as a $13.4 million increase in income tax expense primarily due to a tax settlement in one of our foreign jurisdictions.

General and administrative expenses for the three months ended September 30, 2019 totaled $63.6 million, representing a decrease of $3.2 million, or 5%, compared to the three months ended September 30, 2018. This is reflective of a reduction in workforce and general cost-reduction efforts across our operating segments and our corporate offices.

Research and engineering expenses for the three months ended September 30, 2019 totaled $12.0 million, representing a decrease of $2.5 million, or 17%, compared to the three months ended September 30, 2018. The decrease is primarily attributable to a reduction in staffing levels and other cost control efforts across many of our research and engineering projects and initiatives.

Depreciation and amortization expense for the three months ended September 30, 2019 was $221.6 million, representing an increase of $13.0 million, or 6%, compared to the three months ended September 30, 2018. The slight increase is primarily due to additional rigs and equipment in our U.S. Drilling operating segment as well as within our SANAD joint venture.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	September 30,
	2019	2018	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$307,808	$273,996	$33,812	12%
Adjusted operating income (loss) (1)	$12,427	$2,578	$9,849	382%
Average rigs working (2)	114.1	111.6	2.5	2%

Canada Drilling
Operating revenues	$12,191	$26,645	$(14,454)	(54)%
Adjusted operating income (loss) (1)	$(5,701)	$(1,895)	$(3,806)	(201)%
Average rigs working (2)	7.7	17.9	(10.2)	(57)%

International Drilling
Operating revenues	$328,278	$377,125	$(48,847)	(13)%
Adjusted operating income (loss) (1)	$2,466	$25,680	$(23,214)	(90)%
Average rigs working (2)	87.7	96.0	(8.3)	(9)%

Drilling Solutions
Operating revenues	$62,286	$60,923	$1,363	2%
Adjusted operating income (loss) (1)	$16,145	$9,506	$6,639	70%

Rig Technologies
Operating revenues	$63,106	$63,641	$(535)	(1)%
Adjusted operating income (loss) (1)	$(641)	$(4,141)	$3,500	85%
(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 12—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating results increased during the three months ended September 30, 2019 compared to the corresponding 2018 period primarily due to an increase in dayrates as market prices continued to improve. Additionally, we experienced a slight increase in activity as reflected by a 2% increase in the average number of rigs working, which further contributed to the increase in operating results.

Canada Drilling

Operating results decreased during the three months ended September 30, 2019 compared to the corresponding 2018 period primarily due to a decline in activity as reflected by a 57% decrease in the average number of rigs working. This segment was adversely impacted by the industry-wide decline in rig count in Canada due to weak market conditions relative to the prior year period.

International Drilling

Operating results decreased during the three months ended September 30, 2019 compared to the corresponding 2018 period. Operating results for the period were unfavorably impacted by a reduction in pre-funded amortizing revenue and a decline in activity as reflected by a 9% decrease in the average number of rigs working, most notably in Latin America and as a result of the sale of our Argentina workover business.

Drilling Solutions

Operating results increased during the three months ended September 30, 2019 compared to the corresponding 2018 period. We benefited from a slight increase in activity primarily within the U.S. as well as some international markets which was further supplemented by improved profitability within our wellbore placement and tubular running services lines due to cost optimization.

Rig Technologies

Operating results improved sharply by $3.5 million, or 85%, for the three months ended September 30, 2019 compared to the corresponding 2018 period, despite a marginal decline in operating revenue. The primary driver of the improvement in results was attributable to an overall reduction in workforce and general cost-reduction efforts.

Other Financial Information

Interest expense

Interest expense for the three months ended September 30, 2019 was $51.3 million, representing a marginal decrease of $0.1 million compared to the three months ended September 30, 2018 due to the repurchase of approximately $305.3 million aggregate principal of our 5.00% senior notes due September 2020 during the three months ended June 30, 2019. This decrease was mostly offset by an increase in the amount outstanding under our revolving credit facilities during the three months ended September 30, 2019 compared to the prior period.

Impairments and other charges

During the three months ended September 30, 2019, we recognized impairments and other charges of $3.6 million resulting from severance and other related costs incurred to right-size our cost structure of approximately $2.9 million and a loss on debt buybacks of approximately $0.7 million.

Impairments and other charges for the three months ended September 30, 2018 was $13.8 million, primarily comprised of a $10.5 million loss on debt buybacks and transaction related costs of approximately $1.8 million, primarily in connection with the acquisition of Tesco. The balance of the impairment charge primarily related to obsolete inventory within our Rig Technologies reportable segment.

Other, net

Other, net for the three months ended September 30, 2019 was $5.0 million of expense, mostly attributable to foreign currency exchange losses of $8.7 million, primarily due to the recent devaluation in Argentina. This was partially offset by a decrease in litigation reserves of $2.4 million and net gains on sales and disposals of assets of approximately $1.8 million.

Other, net for the three months ended September 30, 2018 was $9.1 million of expense, which included net losses on sales and disposals of assets of approximately $4.8 million, foreign currency exchange losses of $1.6 million and an increase in litigation reserves of $1.4 million.

Income tax rate

Our worldwide effective tax rate for the three months ended September 30, 2019 was (31.5%) compared to (12.6%) for the three months ended September 30, 2018. The change in effective tax rate was partially due to $14.7 million of expense due to a tax settlement in one of our foreign jurisdictions. For both periods, the impact of the geographic mix of our pre-tax earnings and the resultant tax expense (benefits), results in a negative tax rate due primarily to a higher mix of pre-tax earnings in certain high tax jurisdictions. Future changes in the mix or pre-tax earnings could materially change the effective income tax rate.

Comparison of the nine months ended September 30, 2019 and 2018

Operating revenues for the nine months ended September 30, 2019 totaled $2.3 billion, representing an increase of $53.6 million, or 2%, compared to the nine months ended September 30, 2018. The primary driver was an increase in both activity and pricing within our U.S. Drilling operating segment as a result of the improved market conditions. This was partially offset by a decline in our International Drilling and Canada Drilling operating segments. For a more detailed description of operating results see Segment Results of Operations, below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $453.1 million ($1.33 per diluted share) for the nine months ended September 30, 2019 compared to a net loss from continuing operations attributable to Nabors common shareholders of $450.9 million ($1.39 per diluted share) for the nine months ended September 30, 2018, or a $2.2 million increase in the net loss. Although we experienced a $31.1 million increase in our segment adjusted operating income, this was virtually offset by an increase in net income attributable to noncontrolling interest as well as an increase in our preferred stock dividend compared to the prior period.

General and administrative expenses for the nine months ended September 30, 2019 totaled $196.2 million, representing a decrease of $13.0 million or 6%, compared to the nine months ended September 30, 2018. This is reflective of a reduction in workforce and general cost-reduction efforts across our operating segments and our corporate offices.

Research and engineering expenses for the nine months ended September 30, 2019 totaled $37.4 million, representing a decrease of $5.3 million, or 12%, compared to the nine months ended September 30, 2018. The decrease is primarily attributable to a reduction in staffing levels and other cost control efforts across many of our research and engineering projects and initiatives.

Depreciation and amortization expense for the nine months ended September 30, 2019 was $650.3 million, representing an increase of $10.0 million, or 2%, compared to the nine months ended September 30, 2018.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Nine Months Ended
	September 30,
	2019	2018	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$951,419	$779,393	$172,026	22%
Adjusted operating income (loss) (1)	$57,502	$(30,275)	$87,777	290%
Average rigs working (2)	119.0	111.8	7.2	6%

Canada Drilling
Operating revenues	$48,895	$75,974	$(27,079)	(36)%
Adjusted operating income (loss) (1)	$(11,297)	$(7,095)	$(4,202)	(59)%
Average rigs working (2)	10.4	16.4	(6.0)	(37)%

International Drilling
Operating revenues	$992,439	$1,123,956	$(131,517)	(12)%
Adjusted operating income (loss) (1)	$(10,055)	$74,702	$(84,757)	(113)%
Average rigs working (2)	88.7	94.6	(5.9)	(6)%

Drilling Solutions
Operating revenues	$192,291	$183,430	$8,861	5%
Adjusted operating income (loss) (1)	$42,793	$25,773	$17,020	66%

Rig Technologies
Operating revenues	$207,610	$209,631	$(2,021)	(1)%
Adjusted operating income (loss) (1)	$(5,293)	$(20,550)	$15,257	74%
(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 12—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating results increased during the nine months ended September 30, 2019 compared to the corresponding 2018 period primarily due to an increase in dayrates as market prices have continued to improve. Additionally, we experienced an increase in activity as reflected by a 6% increase in the average number of rigs working which further contributed to the improved operating results.

Canada Drilling

Operating results decreased during the nine months ended September 30, 2019 compared to the corresponding 2018 period. This segment was adversely impacted by the industry-wide decline in rig count in Canada due to weak market conditions relative to the prior year period as reflected by the 37% decline in average rigs working.

International Drilling

Operating results decreased during the nine months ended September 30, 2019 compared to the corresponding 2018 period. Operating results for the period were unfavorably impacted by a reduction in pre-funded amortizing revenue as well as a decline in activity as reflected by a 6% decrease in the average number of rigs working. The decreased activity was primarily attributed to the sale of three jackup rigs in the Middle East as well as our Argentina workover business.

Drilling Solutions

Operating results increased during the nine months ended September 30, 2019 compared to the corresponding 2018 period. The increase in operating income was primarily driven by the growth in our performance tools offering as well as improved profitability from our wellbore placement and tubular running services offerings due to effective cost reduction efforts across this business.

Rig Technologies

While operating revenues remained relatively flat during the nine months ended September 30, 2019 compared to the corresponding 2018 period, operating results were positively impacted by various cost reduction initiatives.

Other Financial Information

Interest expense

Interest expense for the nine months ended September 30, 2019 was $155.1 million, representing a decrease of $18.3 million, or 11%, compared to the nine months ended September 30, 2018. The decrease was primarily due to the repayment of approximately $303.5 million aggregate principal of our 9.25% senior notes due January 2019 during 2018 utilizing the proceeds from our equity offering completed in May 2018. This decrease was further supplemented by the repurchase of approximately $305.3 million aggregate principal of our 5.00% senior notes due September 2020 during the nine months ended September 30, 2019.

Impairments and other charges

During the nine months ended September 30, 2019, we recognized impairments and other charges of $106.0 million, primarily resulting from goodwill impairment charges of $93.6 million. Additionally, we recognized a partial impairment of $5.2 million to write down our intangible asset within our Rig Technologies operating segment to its fair value. A significantly prolonged period of lower oil and natural gas prices, other than those assumed in developing our forecasts, or changes in laws and regulations could adversely affect the demand for and prices of our services, which could in turn result in future goodwill and other intangible asset impairment charges for these reporting units due to the potential impact on our estimate of our future operating results. The balance of the impairments and other charges represents $5.4 million in severance and other related costs incurred to right-size our cost structure and a loss of $1.8 million related to the repurchase of our senior notes.

Impairments and other charges for the nine months ended September 30, 2018 was $90.4 million, primarily comprised of a $63.7 million loss on the sale of three jackup rigs, transaction related costs of approximately $12.5 million, primarily in connection with the acquisition of Tesco and a $10.5 million loss on debt buybacks. The balance of the impairment charge related to obsolete inventory within our Rig Technologies reportable segment.

Other, net

Other, net for the nine months ended September 30, 2019 was $30.6 million of expense, which included foreign currency exchange losses of $18.7 million, net losses on sales and disposals of assets of approximately $8.4 million and an increase in litigation reserves of $4.2 million.

Other, net for the nine months ended September 30, 2018 was $24.2 million of expense, which included net losses on sales and disposals of assets of approximately $10.6 million, an increase in litigation reserves of $9.7 million and foreign currency exchange losses of $7.9 million.

Income tax rate

Our worldwide effective tax rate for the nine months ended September 30, 2019 was (19.7%) compared to (15.3%) for the nine months ended September 30, 2018. The change in effective tax rate was partially due to a $31.1 million tax benefit from the release of a valuation allowance. This was partially offset by a $14.7 million settlement of a tax dispute in one of our foreign jurisdictions. For both periods, the impact of the geographic mix of our pre-tax earnings and the resultant tax expense (benefits), results in a negative tax rate due primarily to a higher mix of pre-tax earnings in certain high tax jurisdictions. Future changes in the mix or pre-tax earnings could materially change the effective income tax rate.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facilities and cash provided by operating activities. As of September 30, 2019, we had cash and short-term investments of $418.9 million and working capital of $698.0 million. As of December 31, 2018, we had cash and short-term investments of $481.8 million and working capital of $761.5 million. At September 30, 2019, we had $455.0 million of borrowings outstanding under our revolving credit facilities.

We had 18 letter-of-credit facilities with various banks as of September 30, 2019. Availability under these facilities as of September 30, 2019 was as follows:

September 30,
2019
(In thousands)
Credit available	$930,959
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	140,309
Remaining availability	$790,650

Our interest coverage ratio was 3.8:1 as of September 30, 2019 and 3.3:1 as of December 31, 2018. The interest coverage ratio is a trailing 12-month quotient of the sum of operating revenues, direct costs, general administrative expenses and research and engineering expenses divided by interest expense. The interest coverage ratio is not a measure of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

Our ability to access capital markets or to otherwise obtain sufficient financing may be affected by our senior unsecured debt ratings as provided by the major credit rating agencies in the United States and our historical ability to access these markets as needed. While there can be no assurances that we will be able to access these markets in the future, we believe that we will be able to access capital markets or otherwise obtain financing in order to satisfy any payment obligation that might arise upon maturity, exchange or purchase of our notes and our debt facilities, loss of availability of our revolving credit facilities and our A/R Agreement, and that any cash payment due, in addition to our other cash obligations, would not ultimately have a material adverse impact on our liquidity or financial position. The major U.S. credit rating agencies have previously downgraded our senior unsecured debt rating to non-investment grade. These and any further ratings downgrades could adversely impact our ability to access debt markets in the future, increase the cost of future debt, and potentially require us to post letters of credit for certain obligations.

Availability under both the 2012 Revolving Credit Facility and the 2018 Revolving Credit Facility is subject to a covenant not to exceed a net debt to capital ratio of 0.60:1. For purposes of the revolving credit facilities, net debt is defined as total debt minus the sum of cash and cash equivalents. In addition, availability under the new 2018 Revolving Credit Facility is subject to a covenant that during any period in which Nabors Delaware fails to maintain an investment grade rating from at least two ratings agencies, the guarantors under the facility and their subsidiaries will be required to maintain an asset to debt coverage ratio of at least 2.50:1. In light of our credit ratings as of September 30, 2019, we are required to comply with this covenant. As of September 30, 2019, our asset to debt coverage ratio was 3.57:1. The asset to debt coverage ratio is calculated by dividing (x) drilling-related fixed assets wholly owned by the 2018 Revolver Guarantors or wholly owned subsidiaries of the 2018 Revolver Guarantors by (y) total debt of the 2018 Revolver Guarantors (subject to certain exclusions).

We expect to remain in compliance with all covenants under the revolving credit facilities during the twelve month period following the date of this report based on our current operational and financial projections. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable. We can limit or control our spending through reductions in discretionary capital or other types of controllable expenditures, monetization of assets, accessing capital markets through a variety of alternative methods, or any combination of these alternatives if needed. We cannot make any assurances as to our ability to implement any or all of these alternatives.

Accounts Receivable Sales Agreement

On September 13, 2019, certain U.S. subsidiaries of the Company entered into a $250 million A/R Agreement consisting of (i) a Receivables Purchase Agreement (the “Purchase Agreement”) entered into among Nabors A.R.F., LLC (the “SPE”), a special purpose entity that is an indirect wholly owned subsidiary of Nabors, as seller, Nabors Delaware, the purchasers party thereto (the “Purchasers”), and Wells Fargo Bank, N.A., as Administrative Agent, and (ii) a Receivables Sale Agreement (the “Sale Agreement”) among certain U.S. operating subsidiaries of the Company (collectively, the “Originators”), the SPE and Nabors Delaware. Under the Sale Agreement, each of the Originators has sold or contributed, and will on an ongoing basis continue to sell or contribute to the SPE, in exchange for cash and subordinated notes, all of such Originator’s right, title and interest in and to its trade receivables. Under the Purchase Agreement, the SPE may from time to time sell undivided interests in certain of its receivables meeting eligibility requirements to the Purchasers in exchange for cash, and the SPE has granted a security interest to the Administrative Agent on behalf of the Purchasers in all of its assets, including all of its right, title and interest in and to all of the receivables from time to time owned by the SPE. The sales of receivables by SPE to the Purchasers qualify for sale accounting treatment in accordance with ASC 860. During the term of the A/R Agreement, cash receipts from the Purchasers at the time of any sale of receivables are classified as operating activities while cash receipts on receivables sold by the Originators to the SPE are classified as investing activities on the condensed consolidated statement of cash flows. Subsequent collections on the pledged receivables, which were not sold by the SPE to the Purchasers, will be classified as operating cash flows on the condensed consolidated statement of cash flows at the time of collection.

Nabors Delaware and/or another subsidiary of Nabors will act as servicers of the sold receivables. The servicers administer, collect and otherwise enforce these receivables and are compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. The servicers initially receive payments made by obligors on the receivables, but are required to remit those payments in accordance with the Purchase Agreement. The servicers and the Originators have contingent indemnification obligations to the SPE, and the SPE has contingent indemnification obligations to the Purchasers, in each case customary for transactions of this type. These contingent indemnification obligations are guaranteed by the Company pursuant to an Indemnification Guarantee in favor of the Purchasers. The Purchasers have no recourse for receivables that are uncollectible as a result of the insolvency or inability to pay of the account debtors.

The amount available for purchase under the A/R Agreement fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreement is approximately $250.0 million and the amount of receivables purchased by the Purchasers as of September 30, 2019 was $98.0 million. As of September 30, 2019, the total amount of eligible receivables available for purchase by the Purchasers was $213.6 million.

The Originators, Nabors Delaware, the SPE, and the Company provide representations, warranties, covenants and indemnities under the A/R Agreement and the Indemnification Guarantee. See further details at Note 5 — Accounts Receivable Sales Agreement.

Future Cash Requirements

Our current cash and investments, projected cash flows from operations, proceeds from equity or debt issuances and our revolving credit facilities are expected to adequately finance our purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for the next 12 months.

We expect capital expenditures over the next 12 months to be approximately $200 million. Purchase commitments outstanding at September 30, 2019 totaled approximately $191.4 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

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

See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included below under “Off-Balance Sheet Arrangements (Including Guarantees).”

There have been no material changes to the contractual cash obligations table that was included in our 2018 Annual Report.

On August 25, 2015, our Board of Directors authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400.0 million of our common shares by various means, including in the open market or in privately negotiated transactions. Authorization for the program, which was renewed in February 2019, does not have an expiration date and does not obligate us to repurchase any of our common shares. Since establishing the program, we have repurchased 14.0 million of our common shares for an aggregate purchase price of approximately $119.4 million under this program. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of September 30, 2019, the remaining amount authorized under the program that may be used to purchase shares was $280.6 million. As of September 30, 2019, our subsidiaries held 52.8 million of our common shares.

On May 23, 2019, our Board of Directors authorized a share repurchase program under which we may repurchase, from time to time, up to $10.0 million of our mandatory convertible preferred shares by various means, including in the open market or in privately negotiated transactions. This authorization does not have an expiration date and does not obligate us to repurchase any of our mandatory convertible preferred shares. Through September 30, 2019, we repurchased and canceled 4,000 mandatory convertible preferred shares for an aggregate purchase price of approximately $.08 million.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the nine months ended September 30, 2019 and 2018 below.

Operating Activities. Net cash provided by operating activities totaled $430.8 million during the nine months ended September 30, 2019, compared to net cash provided of $76.9 million during the corresponding 2018 period. Operating cash flows are our primary source of capital and liquidity. The increase in cash flows from operations is primarily attributable to increases in activity and margins in our U.S. Drilling operating segment. Additionally, changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables and interest payments are significant factors affecting operating cash flows. Changes in working capital items provided $37.3 million and used $300.7 million in cash during the nine months ended September 30, 2019 and 2018, respectively.

Investing Activities. Net cash used for investing activities totaled $333.7 million during the nine months ended September 30, 2019 compared to net cash used of $250.0 million during the corresponding 2018 period. Our primary use of cash for investing activities is capital expenditures for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the nine months ended September 30, 2019 and 2018, we used cash for capital expenditures totaling $366.6 million and $339.0 million, respectively.

Financing Activities. Net cash used for financing activities totaled $141.8 million during the nine months ended September 30, 2019 compared to net cash provided of $187.4 million during the corresponding 2018 period. During the nine months ended September 30, 2019, we received net proceeds of $285.0 million in amounts borrowed under our revolving credit facilities, partially offset by a $379.2 million repayment on our senior notes. Additionally, we paid dividends totaling $41.6 million to our common and preferred shareholders.

Other Matters

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies.

Off-Balance Sheet Arrangements (Including Guarantees)

We are a party to transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements include the A/R Agreement (see —Accounts Receivable Sales Agreement, above) and certain agreements and obligations under which we provide financial or performance assurance to third parties. Certain of these financial or performance assurances serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. In addition, we have provided indemnifications, which serve as guarantees, to some third parties. These guarantees include indemnification provided by us to our share transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees. Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote.

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2019	2020	2021	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$62,783	158,880	—	—	$221,663

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2018 Annual Report. There were no material changes in our exposure to market risk during the nine months ended September 30, 2019 from those disclosed in our 2018 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. For matters where an unfavorable outcome is reasonably possible and significant, we disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at the time of disclosure. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our condensed consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period. See Note 8 — Commitments and Contingencies — Litigation for a description of such proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended September 30, 2019 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
July 1 - July 31	4	$2.24	—	280,645
August 1 - August 31	<1	$2.96	—	280,645
September 1 - September 30	4	$1.68	—	280,645
(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2013 Stock Plan and 2016 Stock Plan. Each of the 2016 Stock Plan, the 2013 Stock Plan, the 2003 Employee Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board of Directors authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through September 30, 2019, we repurchased 14.0 million of our common shares for an aggregate purchase price of approximately $119.4 million under this program. As of September 30, 2019, we had $280.6 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of September 30, 2019, our subsidiaries held 52.8 million of our common shares.

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
July 1 - July 31	—	$—	—	9,921
August 1 - August 31	—	$—	—	9,921
September 1 - September 30	—	$—	—	9,921
(1)	In May 2019, our Board of Directors authorized a share repurchase program under which we may repurchase, from time to time, up to $10.0 million of our mandatory convertible preferred shares in the open market or in privately negotiated transactions. Through September 30, 2019, we repurchased and canceled 4,000 mandatory convertible preferred shares for an aggregate purchase price of approximately $.08 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Receivables Purchase Agreement dated as of September 13, 2019, by and among Nabors A.R.F., LLC, certain operating subsidiaries of Nabors Industries Ltd., and Nabors Industries, Inc., (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on September 18, 2019).

10.2

Receivables Sale Agreement dated as of September 13, 2019, by and among Nabors A.R.F., LLC, , Nabors Industries, Inc., the purchasers party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on September 18, 2019).

10.3

Indemnification Agreement, dated as of September 13, 2019, between Nabors Industries Ltd. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to our Form 8-K (File No. 001-32657) filed with the SEC on September 18, 2019)

10.4

Amendment No. 1 to Credit Agreement, dated as of October 11, 2018, among Nabors Industries, Inc., as US Borrower, Nabors Drilling Canada Limited, as Canadian Borrower, Nabors Industries Ltd., as Holdings, the other Guarantors from time to time party thereto, HSBC Bank Canada, as Canadian Lender, the Issuing Banks and other Lenders party thereto and Citibank, N.A., as Administrative Agent solely for the US Lenders and not for the Canadian Lender.*

10.5	Amendment No. 1 to Nabors Industries, Inc. Executive Deferred Compensation Plan.*
10.6	Amendment No. 1 to Nabors Industries, Inc. Deferred Compensation Plan.*
10.7	Amendment No. 2 to Nabors Industries, Inc., Deferred Compensation Plan.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Chairman, President and Chief Executive Officer and William Restrepo, Chief Financial Officer.*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.

By:	/s/ ANTHONY G. PETRELLO
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	November 1, 2019