Form 10-K
period 2019-12-31
NABORS INDUSTRIES LTD
filed 2020-02-25
CIK 1163739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32657

NABORS INDUSTRIES LTD.

(Exact name of registrant as specified in its charter)

Bermuda (State or Other Jurisdiction of Incorporation or Organization) Crown House Second Floor 4 Par-la-Ville Road Hamilton, HM08 Bermuda (Address of principal executive offices)	98-0363970 (I.R.S. Employer Identification No.) N/A (Zip Code)

(441) 292-1510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, $.001 par value per share	NBR	New York Stock Exchange
Preferred shares, 6.00% Mandatory Convertible Preferred Shares, Series A, $.001 par value per share	NBR.PRA	New York Stock Exchange

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

The aggregate market value of the 347,460,335 common shares held by non-affiliates of the registrant outstanding as of the last business day of our most recently completed second fiscal quarter, June 28, 2019, based on the closing price of our common shares as of such date of $2.90 per share as reported on the New York Stock Exchange, was $1,007,634,972. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding as of February 19, 2020 was 367,128,412, excluding 52,800,203 common shares held by our subsidiaries, or 419,928,615 in the aggregate.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the definitive Proxy

Statement to be distributed in connection with our 2020 Annual General Meeting of Shareholders (Part III).

NABORS INDUSTRIES LTD.

Form 10-K Annual Report

For the Year Ended December 31, 2019

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

Factors to consider when evaluating these forward-looking statements include, but are not limited to:

●	fluctuations and volatility in worldwide prices of and demand for oil and natural gas;

●	fluctuations in levels of oil and natural gas exploration and development activities;

●	fluctuations in the demand for our services;

●	competitive and technological changes and other developments in the oil and gas and oilfield services industries;

●	our ability to renew customer contracts in order to maintain competitiveness;

●	the existence of operating risks inherent in the oil and gas and oilfield services industries;

●	the possibility of the loss of one or a number of our large customers;

●	the impact of long-term indebtedness and other financial commitments on our financial and operating flexibility;

●	our access to and the cost of capital, including the impact of a further downgrade in our credit rating, covenant restrictions, availability under our unsecured revolving credit facilities, and future issuances of debt or equity securities;

●	our dependence on our operating subsidiaries and investments to meet our financial obligations;

●	our ability to retain skilled employees;

●	our ability to complete, and realize the expected benefits of, strategic transactions;

●	changes in tax laws and the possibility of changes in other laws and regulations;

●	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in any of the countries in which we do business;

●	the possibility of changes to U.S. trade policies and regulations, including the imposition of trade embargoes, sanctions or tariffs; and

●	general economic conditions, including the capital and credit markets.

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

PART I

ITEM 1. BUSINESS

Nabors Industries, Ltd. (NYSE: NBR) was formed as a Bermuda exempted company on December 11, 2001. Unless the context requires otherwise, references in this annual report to “we,” “us,” “our,” “the Company,” or “Nabors” mean Nabors Industries Ltd., together with our subsidiaries where the context requires. References in this annual report to “Nabors Delaware” mean Nabors Industries, Inc., a wholly-owned subsidiary of Nabors.

Overview

Since its founding in 1952, Nabors has grown from a small land drilling business in Canada to one of the world’s largest drilling contractors. Today, Nabors owns and operates one of the world’s largest land-based drilling rig fleets and is a provider of offshore rigs in the United States and numerous international markets. Nabors also provides directional drilling services, tubular running services, performance tools, and innovative technologies for its own rig fleet and those operated by third parties. In today’s performance-driven environment, we believe we are well positioned to seamlessly integrate downhole hardware, surface equipment and software solutions into our AC rig designs. Leveraging our advanced drilling automation capabilities, Nabors’ highly skilled workforce continues to set new standards for operational excellence and transform our industry.

Our business is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies. These services include tubular running services, wellbore placement solutions, directional drilling, measurement-while-drilling (“MWD”), logging-while-drilling (“LWD”) systems and services, equipment manufacturing, rig instrumentation and optimization software.

Our business consists of five reportable segments: U.S. Drilling, Canada Drilling, International Drilling, Drilling Solutions and Rig Technologies.

With operations in 24 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of December 31, 2019 included:

●	366 actively marketed rigs for land-based drilling operations in the United States, Canada and approximately 16 other countries throughout the world; and

●	33 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

The following table presents our average rigs working (a measure of activity and utilization over the year) for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Average Rigs Working:
U.S. Drilling	115.3	113.2	100.8
Canada Drilling	10.9	16.9	15.4
International Drilling	88.3	92.9	91.1
	214.5	223.0	207.3

Average rigs working represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 average rigs working.

Additional information regarding the geographic markets in which we operate and our business segments can be found in Note 19—Segment Information in Part II, Item 8.—Financial Statements and Supplementary Data.

U.S. Drilling

Operating one of the largest land-based drilling rig fleets in the U.S., Nabors continues to drive innovation and integration in the industry. Nabors offers a full suite of options including directional drilling services, performance tools and innovations developed by our team of internal engineers who are wholly focused on advanced technologies. We maintain activities in the lower 48 states and Alaska as well as offshore in the Gulf of Mexico. Our U.S. fleet consists of 188 AC rigs and 18 SCR rigs, which were actively marketed as of December 31, 2019.

Since our first AC land rig was built in 2002, we have continued to evolve with industry-leading breakthroughs. As the industry shifted to multi-well pad drilling, we anticipated the appetite for greater efficiencies and adaptability through batch drilling. As a result, we developed our suite of PACE® drilling rigs. In 2013, we introduced our PACE®-X800 rig equipped with an advanced walking system that moves the rig quickly over existing wells on a pad along both the X and Y axes. Because the ancillary equipment accompanies the rig, it moves easily between adjacent rows of wells. In 2016, we introduced our PACE®-M800 and PACE®-M1000 rigs which complement our existing PACE®-X800 rigs. The PACE®-M800 rig is designed for lower-density multi-well pads whereas the PACE®-M1000 is designed for higher density pads. Both are designed to move rapidly between pads. Featuring the same advanced walking capabilities as the PACE®-X800 rig, the PACE®-M800 rig can quickly move efficiently on pads and over short distances, with minimal rig-up and rig-down components.

In addition to land drilling operations throughout the lower 48 states and Alaska, we also actively marketed 12 platform rigs in the U.S. Gulf of Mexico as of December 31, 2019.

In recent years we have deployed a full suite of technology supporting Nabors and third party rigs. By seizing the opportunity to move forward, faster, Nabors has employed automation to increase safety, instill efficient processes and build agility for our customers. See Drilling Solutions below for more information.

Canada Drilling

The Canadian market has shifted focus away from conventional drilling of vertical wells and now focuses almost exclusively on horizontal wells. To align with that market shift, we concentrated on larger yet more agile rigs. As of December 31, 2019 our rig fleet consisted of 35 land-based drilling rigs in Canada.

International Drilling

Adaptability is key given the remote or environmentally sensitive locations our international rigs often face. As a global company, we maintain activities in nearly every major oil and gas market, most notably in Saudi Arabia, Argentina, Colombia and Kazakhstan. Many of our rigs are designed to specifically address the challenges of working in a desert climate as well as the various shale plays.

As of December 31, 2019, our international fleet consisted of 125 land-based drilling rigs located in approximately 16 countries. At the same time, we actively marketed 18 platforms and three jackup rigs in the international offshore drilling markets. Anticipating the appetite for high-specification desert rigs, we upgraded and delivered rigs designed for the Middle East. In prior years, we increased the utilization of the PACE®-X800 rigs in international markets through deployments in Latin America.

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

Nabors specializes in wellbore placement solutions and is a leading provider of directional drilling and MWD systems and services. Our MWD product line is a proprietary family of advanced systems, representing the latest technology developed specifically for the unique requirements of land-based drilling applications. Our tools are ideal for applications where high reliability, precise wellbore placement and drilling efficiency are crucial. Nabors’ patented directional drilling tools enable a higher level of precision and cost effectiveness. These products include:

●	Acculine MWD series is engineered and designed with automation in mind. All tools are 30’ ft. collar based systems that arrive to location fully assembled and pre-programmed. This reduces BHA makeup time, improves well-site handling and reduces HSE risks.

●	AccuSteer® provides a set of advanced measurements that meets the needs of the land drilling budget. The AccuSteer tool provides downhole drilling dynamics measurements, annular and bore pressure, near bit continuous inclination and the best azimuthal gamma image in the industry.

●	AccuMP® MWD tool provides accurate survey, gamma and continuous inclination data. AccuMP® is also equipped with additional features such as smart telemetry and real time shock and vibration. These features provide the ability to adjust drilling parameters to maintain optimal performance and minimize the risk of failure;

●	AccuWave® is our proprietary electromagnetic MWD system which operates in all drilling fluid environments and has an unlimited lost circulation material tolerance. The Nabors gap sub design enables reliable operations in high doglegs and areas where most electromagnetic tools do not work. Transmission of surveys during connections reduces non-productive time throughout the well saving the customer time and money;

●	Navigator™ collaborative guidance and advisory platform that delivers automated directional drilling information and instructions to drive consistent decision making, transparency, and improved performance;

●	ROCKit® is a user friendly directional steering control system that increases performance of slide drilling, through drill string oscillation and precise toolface control;

●	ROCKit® Pilot is an advanced directional steering control system that automates slide drilling to consistently deliver high performance; and

●	REVit® is an automated real time stick-slip mitigation system that preserves bit cutting structure, increases rates of penetration, and reduces unplanned trips.

Nabors’ offers a full range of tubular running services to match operators’ requirements and preferences. These services primarily include casing running, tubing running and torque monitoring. Our propriety software empowers the driller to take control and deliver the casing with consistency and repeatability through a single touch.  This includes expanded functionality such as auto-fill and cross-thread detection that delivers the most efficient casing run in the industry. The Casing Drive System™ (CDS) is an automated, versatile and powerful casing running tool, which replaces conventional pipe handling equipment and minimizes the need for manual operations on the rig floor. The CDS has been used on more than 100,000 wells worldwide to successfully run casing in deviated, horizontal and complex well and casing-while-drilling applications. All levels of our casing running service are available in all of the countries in which we operate. Additionally, the TesTORK® sub delivers high-speed data though a secured wireless signal that provides the real-time monitoring needed to deliver repeatable & accurate connections, meeting the casing manufacturers’ specifications every time.  Precise measurement of each connection enables accurate and consistent makeup that ensures the integrity of entire casing string.

Nabors’ also has a portfolio of Managed Pressure Drilling (MPD) services for the management and control of drilling fluid pressure including well control equipment rentals & testing, and managed pressure drilling solutions for challenging environment with narrow drilling windows.

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

Our Business Strategy

Our business strategy is to build shareholder value and enhance our competitive position by:

●	achieving superior operational and health, safety and environmental performance;

●	leveraging our existing global infrastructure and operating reputation to capitalize on growth opportunities;

●	continuing to develop our existing portfolio of value-added services to our customers;

●	enhancing our technology position and advancing drilling technology both on the rig and downhole; and

●	achieving financial returns in excess of our cost of capital.

During the past several years we have transformed our fleet in the Lower 48 into what we believe is the most capable, modern fleet in the market. Our customer base recognizes the quality of our assets, the competency of our crews, our industry leading operational performance and the value added by our performance software and our services integration.

Our PACE®-M750 rig was introduced in early 2018, as a significant, and capital efficient, retrofit to the existing PACE®-M550. We deployed seven of our PACE®-M750 rigs and two remaining upgraded F-rigs during the first half of 2019. As of December 31, 2019, we had approximately 80% utilization on our high-spec rig fleet.

We believe our drilling technology portfolio positions us well to address the changing market dynamic both in the United States and internationally. Our technological development efforts drive toward a seamless integration of the rig’s operations with downhole sensing. Additionally, we have added complementary services to our traditional rig offering, in many cases replacing third-party providers of these complementary services as a single service provider. As such, we have achieved growth within our U.S. Drilling and Drilling Solutions operating segments despite overall market deterioration. As we move forward into 2020, we look to extract increasing value from our existing asset base. This includes the deployment of idle assets and repositioning to higher-value markets.

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

Our Customers

Our customers include major international, national and independent oil and gas companies. One customer, Saudi Aramco, accounted for approximately 22%, 24% and 29% of our consolidated operating revenues during the years ended December 31, 2019, 2018, 2017, respectively, which operating revenues are primarily included in the results of our International Drilling reportable segment. Our contracts with Saudi Aramco are on a per rig basis. These contracts are primarily operated through SANAD, our joint venture with Saudi Aramco. See Part I, Item 1A.—Risk Factors—The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.

Our Employees

As of December 31, 2019, we employed approximately 14,000 people in approximately 24 countries. Our number of employees fluctuates depending on the current and expected demand for our services. Some rig-based employees in Alaska, Argentina, Mexico and Venezuela are represented by collective bargaining units. We believe our relationship with our employees is generally good.

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

The markets in which we provide our services are highly competitive. We believe that competitive pricing is a significant factor in determining which service provider is awarded a job in these markets and customers are increasingly sensitive to pricing during periods of market instability. Historically, the number of available rigs and drilling-related equipment has exceeded demand in many of the markets in which we operate, resulting in strong price competition. This is due in part to the fact that most rigs and drilling-related equipment can be moved from one region to another in response to changes in the levels of exploration, development and production activities and market conditions, which may result in an oversupply of rigs and drilling-related equipment in certain areas.

Although many rigs can be moved from one region to another in response to changes in levels of activity and many of the total available contracts are currently awarded on a bid basis, competition has increased based on the supply of existing and new rigs across all of our markets. Most available contracts for our services are currently awarded on a bid basis, which further increases competition based on price.

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

The global market for drilling and related products and services is competitive. Certain competitors are present in more than one of the markets in which we operate, although no one competitor operates in all such markets. Our strategy combines advanced drilling rig designs – complete with integrated downhole tools, surface equipment, and software – with operational performance, industry-leading safety, and an innovative technology roadmap.

Significant competitors in our U.S. Drilling segment include: Helmerich & Payne Inc., Patterson-UTI Energy Inc., Precision Drilling Corp., and Ensign Energy Services Inc. In the U.S. Lower 48 land drilling market, we also compete with numerous smaller or regional drilling contractors. In our International segment, significant competitors with operations in multiple countries include KCA Deutag, Saipem S.p.A, as well as many contractors with regional or local rig operations.

Our Rig Technologies segment competes primarily with National Oilwell Varco Inc., Bentec, and several smaller rig equipment suppliers. Our Drilling Solutions segment competes with services provided by Baker Hughes Co., Halliburton Co., Schlumberger Ltd., Frank’s International NV, Weatherford International PLC., as well as several of our drilling competitors and smaller, specialized service providers.

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

Environmental Compliance

Sustainability is an essential part of the corporate culture at Nabors and an integral part of our strategic plans. We know that our success is directly linked to implementing and executing a broad range of sustainable practices. Through technological innovation, environmental impact planning, corporate safety initiatives and community relations activities, Nabors understands that how we conduct business is of equal importance to our results. Corporate responsibility guides every aspect of our daily activities and is the key to our continued success.

We do not anticipate that compliance with currently applicable environmental rules and regulations and controls will significantly change our competitive position, capital spending or earnings during 2020. We believe we are in material compliance with applicable environmental rules and regulations and that the cost of such compliance is not material to our business or financial condition. For a more detailed description of the environmental rules and regulations applicable to our operations, see Part I, Item 1A.—Risk Factors—Changes to or noncompliance with governmental laws and regulations or exposure to environmental liabilities could adversely affect our results of operations.

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

We may record additional losses or impairment charges related to sold or idle drilling rigs and other assets.

In 2019, 2018 and 2017, we recognized impairment charges of $290.5 million, $124.9 million and $6.9 million, respectively, related to tangible assets and equipment. Prolonged periods of low utilization or low dayrates, the cold stacking of idle assets, the sale of assets below their then carrying value or the decline in market value of our assets may cause us to experience further losses. If future cash flow estimates, based upon information available to management at the time, including oil and gas prices and expected utilization levels, indicate that the carrying value of any of our rigs may not be recoverable or if we sell assets for less than their then carrying value, we may recognize additional impairment charges on our fleet.

The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.

In 2019, 2018 and 2017, we received approximately 41%, 41% and 45%, respectively, of our consolidated operating revenues from our three largest contract drilling customers (including their affiliates), with our largest customer and partner in our SANAD joint venture, Saudi Aramco, representing 22%, 24% and 29% of our consolidated operating revenues, respectively, for these periods. The loss of one or more of our larger customers would have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if a significant customer experiences liquidity constraints or other financial difficulties it may be unable to make required payments or seek to renegotiate contracts, which could adversely affect our liquidity and profitability. Financial difficulties experienced by customers could also adversely affect our utilization rates in the affected market and may cause our counterparties to seek modifications to our contracts with them.

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

For example, we are exposed to risks related to political instability in Venezuela. On January 28, 2019, the United States Treasury Department’s Office of Foreign Assets Control designated Petroleos de Venezuela S.A. (“PdVSA”) as a Specially Designated National under Executive Order 13850 (the “Order”). The Order prohibited, among other things, business dealings with PdVSA or any entity in which PdVSA owns, directly or indirectly, a 50 percent or greater interest. Currently, Nabors operates one rig in Venezuela, under contracts with Chevron and a joint venture that is majority-owned by PdVSA, Petropiar. The political uncertainty and civil unrest in Venezuela could have a significant impact on our operations there, including the risk that one or more of our rigs could be nationalized by the government or that we will not be paid for our services. Nabors continues to evaluate the potential impact of these developments on its business and operations in Venezuela.

To the extent that any of these risks arising from our operations in global markets are realized, it could have a material adverse effect on our business, financial condition and results of operations.

Our financial and operating flexibility could be affected by our long-term debt and other financial commitments.

The 2012 Revolving Credit Facility requires us to maintain a net funded debt to capital ratio of 0.60:1 or less. The net funded debt to capital ratio is calculated by dividing net funded debt by net capital. For purposes of the 2012 Revolving Credit Facility and the 2018 Revolving Credit Facility, net funded debt is total debt minus the sum of cash and cash equivalents (other than restricted cash). Net capital is the sum of net funded debt plus shareholders’ equity. As of December 31, 2019, our net funded debt to capital ratio was approximately 0.59:1.

The 2018 Revolving Credit Facility requires us to maintain a net leverage ratio 5.50:1 or less and an asset to debt coverage ratio of at least 2.50:1, as of the end of each calendar quarter. As of December 31, 2019, the net leverage ratio was 3.55:1 and the asset to debt coverage ratio was 4.28:1. The net leverage ratio is calculated by dividing net funded debt by EBITDA (as defined in the 2018 Revolving Credit Facility) of Nabors and its subsidiaries for the latest four consecutive fiscal quarters for which financial statements are required to have been delivered pursuant to the 2018 Revolving Credit Facility. The asset to debt coverage ratio is calculated by dividing (x) drilling-related fixed assets wholly owned by certain of Nabors’ subsidiaries that are guaranteeing the 2018 Revolving Credit Facility (the ‘‘2018 Revolver Guarantors’’) or wholly owned subsidiaries of the 2018 Revolver Guarantors by (y) the commitments under the 2018 Revolving Credit Facility and certain other indebtedness up to $100 million. The asset to debt coverage ratio applies only during the period which Nabors Delaware fails to maintain an investment grade rating from at least two rating agencies, which was the case as of the date of this report.

The net funded debt to capital ratio, the net leverage ratio and the asset to debt coverage ratio are not measures of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies. The net funded debt to capital ratio is a method for calculating the amount of leverage a company has in relation to its capital.

As of December 31, 2019, our consolidated total outstanding indebtedness was $3.3 billion. We also have various financial commitments, such as leases, contracts and purchase commitments. Our ability to service our debt and other financial obligations depends in large part upon the level of cash flows generated by our operating subsidiaries’ operations, our ability to monetize and/or divest non-core assets, availability under our unsecured revolving credit facilities and our ability to access the capital markets and/or other sources of financing. If we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or reduce funding in the future for working capital, capital expenditures and general corporate purposes, any of which could negatively impact our stock price or financial condition.

Our ability to access capital markets could be limited.

From time to time, we may need to access capital markets to obtain long-term and short-term financing. However, our ability to access capital markets could be limited or adversely affected by, among other things, oil and gas prices, our existing capital structure, our credit ratings, interest rates and the health or market perceptions of the drilling and overall oil and gas industry and the global economy. In addition, many of the factors that affect our ability to access capital markets, such as the liquidity of the overall capital markets and the state of the economy and oil and gas industry, are outside of our control. No assurance can be given that we will be able to access capital markets on terms acceptable to us when required to do so, which could adversely affect our business, liquidity and results of operations.

A downgrade in our credit rating could negatively impact our cost of and ability to access capital markets or other financing sources.

Our ability to access capital markets or to otherwise obtain sufficient financing may be affected by our senior unsecured debt ratings as provided by the major U.S. credit rating agencies. Factors that may impact our credit ratings include debt levels, asset purchases or sales, as well as near-term and long-term growth opportunities and industry conditions. Liquidity, asset quality, cost structure, market diversity, and commodity pricing levels and others also are considered by the rating agencies. Our senior unsecured debt has a non-investment grade rating. Further ratings downgrades may impact our cost of capital and ability to access capital markets or other financing sources, any of which could adversely affect our financial condition, results of operations and cash flows.

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

The Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”) (H.R. 1), adopted sweeping changes to the U.S. Internal Revenue Code which also could have a material adverse effect on our financial condition and results of operations. In addition to lowering the U.S. corporate income tax rate and numerous other changes, the new law imposes more stringent limitations on the deductibility of interest expense, the deductibility of net operating losses and imposes a type of minimum tax designed to reduce the benefits derived from intercompany transactions and payments that result in base erosion. Tax laws, treaties and regulations are highly complex and subject to interpretation. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. Although the Tax Reform Act has not had a material impact on our financial statements to date, if these tax laws, treaties or regulations change or any tax authority successfully challenges our assessment of the effects of such laws, treaties and regulations in any country, including our operational structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries, this could have a material adverse effect on us, resulting in a higher effective tax rate on our consolidated earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

The Company’s ability to use its net operating loss carryforwards, and possibly other tax attributes, to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including future transactions involving the sale or issuance of Company equity securities, or if taxable income does not reach sufficient levels.

As of December 31, 2019, the Company reported consolidated federal net operating loss (“NOL”) carryforwards of approximately $418.3 million and certain other favorable federal income tax attributes. The Company’s ability to use its NOL carryforwards and certain other attributes may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). An ownership change generally occurs if there is a more than 50 percentage point increase in the aggregate equity ownership of the Company by one or more “5 percent shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any testing period, which is generally the three-year period preceding any potential ownership change, measured against their lowest percentage ownership at any time during such period.

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

Companies generally seek to prevent coercive takeovers by parties unwilling to pay fair value for the enterprise they acquire. Provisions in our organizational documents that are meant to help us avoid a coercive takeover include:

●	Authorizing the Board to issue a significant number of common shares and up to 25,000,000 preferred shares, as well as to determine the price, rights (including voting rights), conversion ratios, preferences and privileges of the preferred shares, in each case without any vote or action by the holders of our common shares;

●	Limiting the ability of our shareholders to call or bring business before special meetings;

●	Prohibiting our shareholders from taking action by written consent in lieu of a meeting unless the consent is signed by all the shareholders then entitled to vote;

●	Requiring advance notice of shareholder proposals for business to be conducted at general meetings and for nomination of candidates for election to our Board; and

●	Reserving to our Board the ability to determine the number of directors comprising the full Board and to fill vacancies or newly created seats on the Board.

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

Our operations are increasingly dependent on information technologies and services. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow, and include, among other things, storms and natural disasters, terrorist attacks, utility outages, theft, viruses, phishing, malware, design defects, human error, and complications encountered as existing systems are maintained, repaired, replaced, or upgraded. Risks associated with these threats include, among other things:

●	theft or misappropriation of funds;

●	loss, corruption, or misappropriation of intellectual property, or other proprietary, confidential or personally identifiable information (including customer, supplier, or employee data);

●	disruption or impairment of our and our customers’ business operations and safety procedures;

●	damage to our reputation with our customers and the market;

●	exposure to litigation;

●	loss or damage to our worksite data delivery systems; and

●	increased costs to prevent, respond to or mitigate cybersecurity events.

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

The successful execution of our business strategies depends, in part, on the continued service of certain key executive officers and employees. We have employment agreements with some of our key personnel within the company, but no assurance can be given that any employee will remain with us, whether or not they have entered into an employment agreement. We do not carry key man insurance. In addition, our operations depend, in part, on our ability to attract and retain experienced technical professionals. Competition for such professionals is intense. The loss of key executive officers and/or our inability to retain or attract experienced technical personnel, could reduce our competitiveness and harm prospects for future success, which may adversely affect our business, financial condition and results of operations.

Significant issuances of common shares or exercises of stock options could adversely affect the market price of our common shares.

As of February 19, 2020, we had 800,000,000 authorized common shares, of which 419,928,615 shares were outstanding and entitled to vote, including 52,800,203 million held by our subsidiaries. In addition, 6,631,194 common shares were reserved for issuance pursuant to stock option and employee benefit plans, 31,997,773 common shares were reserved for issuance upon exchange of outstanding Exchangeable Notes, and 37,096,700 common shares were reserved for issuance upon conversion of outstanding mandatory convertible preferred shares. The sale, or availability for sale, of substantial amounts of our common shares in the public market, whether directly by us or resulting from the exercise of options (and, where applicable, sales pursuant to Rule 144 under the Securities Act) or the exchange of Exchangeable Notes or the conversion of mandatory convertible preferred shares for common shares, would be dilutive to existing shareholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

Our common share price has been and may continue to be volatile.

The trading price of our common shares has fluctuated in the past and is subject to significant fluctuations in response to the following factors, some of which are beyond our control:

●	variations in quarterly operating results;

●	deviations in our earnings from publicly disclosed forward-looking guidance;

●	variability in our revenues;

●	our announcements of significant contracts, acquisitions, strategic partnerships or joint ventures;

●	general conditions in and market perceptions of the oil and gas industry;

●	uncertainty about current global economic conditions;

●	fluctuations in stock market price and volume; and

●	other general economic conditions.

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

During 2019, our stock price on the NYSE ranged from a high of $4.08 per common share to a low of $1.50 per common share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our common shares in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Nabors’ principal executive offices are located in Hamilton, Bermuda. We own or lease executive and administrative office space in Houston, Texas; Anchorage, Alaska; Calgary, Canada; Dubai in the United Arab Emirates; Bogota, Colombia; Dhahran, Saudi Arabia; and Sandnes, Norway. Our principal physical properties are rigs which are more fully described in Part I, Item 1.—Business.

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

ITEM 3. LEGAL PROCEEDINGS

Nabors and its subsidiaries are defendants or otherwise involved in a number of lawsuits in the ordinary course of business. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. For matters where an unfavorable outcome is reasonably possible and significant, we disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at the time of disclosure. In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period. See Note 15 — Commitments and Contingencies in Part II, Item 8.—Financial Statements and Supplementary Data for a description of such proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common shares, par value $0.001 per share, are publicly traded on the New York Stock Exchange (the “NYSE”) under the symbol “NBR”.

On February 19, 2020, the closing price of our common shares as reported on the NYSE was $2.27.

Holders.

At February 19, 2020, there were approximately 1,874 shareholders of record of our common shares.

Dividends.

On February 20, 2020, our Board declared cash dividends of (i) $0.01 per outstanding Common Share, par value $0.001 per share, which will be paid on April 2, 2020, to holders of record at the close of business on March 12, 2020, and (ii) $0.75 per outstanding share of our 6.00% Mandatory Convertible Preferred Shares, Series A, par value $0.001 per share, which will be paid on May 1, 2020, to holders of record at the close of business on April 15, 2020.

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

Issuer Purchases of Equity Securities.

The following table provides information relating to our repurchase of common shares during the three months ended December 31, 2019:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
October 1 - October 31	23	$1.62	—	280,645
November 1 - November 30	8	$2.05	—	280,645
December 1 - December 31	26	$2.07	—	280,645
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

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through December 31, 2019, we repurchased 14.0 million of our common shares for an aggregate purchase price of approximately $119.4 million under this program. As of December 31, 2019, we had approximately $280.6 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares are held by our subsidiaries and are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of December 31, 2019, our subsidiaries held 52.8 million of our common shares.

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share	Program	Program (1)
October 1 - October 31	—	$—	—	9,921
November 1 - November 30	—	$—	—	9,921
December 1 - December 31	133	$20.63	—	7,100
(1)	In May 2019, our Board of Directors authorized a share repurchase program under which we may repurchase, from time to time, up to $10.0 million of our mandatory convertible preferred shares in the open market or in privately negotiated transactions. Through December 31, 2019, we repurchased 136,772 mandatory convertible preferred shares for an aggregate purchase price of approximately $2.9 million

Performance Graph

The following graph illustrates comparisons of five-year cumulative total returns among Nabors, the S&P 500 Index, S&P SmallCap 600 Index, Russell 3000 Index and Dow Jones Oil Equipment and Services Index. We present all of these indices. Total return assumes $100 invested on December 31, 2014 in shares of Nabors and in the aforementioned indices noted above assuming reinvestment of dividends at the end of each calendar year, presented in the table below.

200
150
100
50
0
Dollars
2014
2015
2016
2017
2018
2019
Nabors Industries Ltd.
S&P 500 Index
S&P SmallCap 600 Index
Russell 3000 Index
Dow Jones Oil Equipment and Services Index

	2014	2015	2016	2017	2018	2019
Nabors Industries Ltd.	100	67	132	57	17	25
S&P 500 Index	100	101	114	138	132	174
S&P SmallCap 600 Index	100	98	124	140	129	158
Russell 3000 Index	100	100	113	137	130	170
Dow Jones Oil Equipment and Services Index	100	78	99	82	47	51

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Operating Data (1)(2)	(In thousands, except per share amounts and ratio data)
Operating revenues	$3,043,383	$3,057,619	$2,564,285	$2,227,839	$3,864,437
Income (loss) from continuing operations, net of tax	(680,498)	(598,063)	(497,114)	(1,011,244)	(329,497)
Income (loss) from discontinued operations, net of tax	(12)	(14,663)	(43,519)	(18,363)	(42,797)
Net income (loss)	(680,510)	(612,726)	(540,633)	(1,029,607)	(372,294)
Less: Net (income) loss attributable to noncontrolling interest	(22,375)	(28,222)	(6,178)	(135)	(381)
Net income (loss) attributable to Nabors	(702,885)	(640,948)	(546,811)	(1,029,742)	(372,675)
Less: Preferred stock dividend	(17,244)	(12,305)	—	—	—
Net income (loss) attributable to Nabors common shareholders	(720,129)	(653,253)	(546,811)	(1,029,742)	(372,675)

Earnings (losses) per share:
Basic from continuing operations	$(2.11)	$(1.95)	$(1.75)	$(3.58)	$(1.14)
Basic from discontinued operations	—	(0.04)	(0.15)	(0.06)	(0.15)
Total Basic	$(2.11)	$(1.99)	$(1.90)	$(3.64)	$(1.29)

Diluted from continuing operations	$(2.11)	$(1.95)	$(1.75)	$(3.58)	$(1.14)
Diluted from discontinued operations	—	(0.04)	(0.15)	(0.06)	(0.15)
Total Diluted	$(2.11)	$(1.99)	$(1.90)	$(3.64)	$(1.29)

Weighted-average number of common shares outstanding:
Basic	351,617	334,397	280,653	276,475	282,982
Diluted	351,617	334,397	280,653	276,475	282,982

Capital expenditures and acquisitions of businesses (3)	$423,967	$478,435	$769,848	$414,379	$925,544

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data (1)(2)	(In thousands, except ratio data)
Cash, cash equivalents and short-term investments	$452,496	$481,802	$365,366	$295,202	$274,589
Working capital	592,118	761,486	527,860	333,905	469,398
Property, plant and equipment, net	4,930,549	5,467,870	6,109,565	6,267,583	7,027,802
Total assets	6,760,658	7,853,944	8,401,984	8,187,015	9,537,840
Long-term debt	3,333,220	3,585,884	4,027,766	3,578,335	3,655,200
Shareholders’ equity	1,982,811	2,700,850	2,911,816	3,247,025	4,282,710

Net Debt to capital ratio (4)	0.59:1	0.53:1	0.56:1	0.50:1	0.44:1

(1)	All periods present the operating activities of most of our wholly owned oil and gas businesses and our previously held equity interests in oil and gas joint ventures in Canada and Colombia as discontinued operations.

(2)	Our acquisitions’ results of operations and financial position have been included beginning on the respective dates of acquisition and include PetroMar Technologies (October 2018), SANAD (December 2017), Tesco (December 2017), RDS (September 2017) and Nabors Arabia (May 2015). Following consummation of the merger of our Completion & Production Services business with C&J Energy (March 2015), we ceased consolidating that business’s results with our results of operations and began reporting our share of the earnings (losses) of CJES through earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss). As a result of the CJES Chapter 11 filing, we ceased accounting for our investment in CJES under the equity method of accounting beginning on July 20, 2016.

(3)	Represents capital expenditures and the total purchase price of acquisitions.

(4)	The net debt to capital ratio is calculated by dividing net debt by net capitalization. Net debt is defined as total debt minus the sum of cash and cash equivalents and short-term investments. Net capitalization is defined as net debt plus shareholders’ equity. The net debt to capital ratio is not a measure of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

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

Management Overview

We own and operate one of the world’s largest land-based drilling rig fleets and provide offshore rigs in the United States and numerous international markets. Our business is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies. These services include tubular services, wellbore placement solutions, directional drilling, measurement-while-drilling, logging-while-drilling systems and services, equipment manufacturing, rig instrumentation and optimization software.

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

Throughout much of 2019, we experienced increases in activity and pricing within our U.S. Drilling operating segment as well as moderate improvements within our Drilling Solutions operating segment. However, these increases were offset by declines in our International Drilling and Canada Drilling operating segments. During the latter part of 2019, we experienced an overall decline in market demand which adversely impacted our results for 2019. We expect the market to stabilize during the first half of 2020 with marginal increases in activity throughout the balance of the year. Internationally, we expect an increase in rig count throughout 2020.

Recent Developments

In December 2019, Nabors Delaware entered into Amendment No. 2 (the “Second Amendment”) to its existing 2018 Revolving Credit Facility. Among other things, the Second Amendment replaced the net funded debt to capitalization covenant with a covenant to maintain net funded indebtedness at no greater than 5.5 times EBITDA (as defined in the Second Amendment). See further details of the Second Amendment within Note 10—Debt in Part II, Item 8. —Financial Statements and Supplementary Data.

In January 2020, Nabors completed a private placement offering of $600.0 million aggregate principal amount of senior guaranteed notes due 2026 (the “2026 Notes”) and $400.0 million aggregate principal amount of senior guaranteed notes due 2028 (the “2028 Notes” and, together with the 2026 Notes, the “notes”). The 2026 and 2028 Notes will bear interest at an annual rate of 7.25% and 7.50%, respectively. The notes are fully and unconditionally guaranteed by certain of Nabors’ indirect wholly owned subsidiaries. The proceeds from this offering were used primarily to repurchase $952.9 million aggregate principal amount, for a net premium of $2.7 million (excluding accrued interest), of certain of Nabors Delaware’s senior notes that were tendered pursuant to an offer to purchase certain of our senior notes. The aggregate principal amount repurchased included approximately $407.7 million of our 5.50% senior notes due 2023, $379.7 million of our 4.625% senior notes due 2021 and $165.5 million of our 5.10% senior notes due 2023. The remaining proceeds were used to pay for transactional fees and for general corporate purposes, including the repayment of other debt. We also repurchased in the open market, aside from the tender offer, approximately $21.2 million aggregate principal amount of our various senior notes.

Financial Results

Comparison of the years ended December 31, 2019 and 2018

Operating revenues in 2019 totaled $3.0 billion, representing a decrease of $14.2 million from 2018. Although we experienced an increase in operating revenue within our U.S. Drilling operating segment as activity and pricing improved, this increase was more than offset by a decline in operating revenues within our Canada and International Drilling operating segments.

Net loss from continuing operations attributable to Nabors common shareholders totaled $720.1 million for 2019 ($2.11 per diluted share) compared to a net loss from continuing operations attributable to Nabors common shareholders of $638.6 million ($1.95 per diluted share) in 2018, or an $81.5 million increase in the net loss. Although our segments’ adjusted operating income improved by approximately $30.5 million compared to the prior period, our net loss was adversely impacted by an increase in impairments and other charges of $146.0 million coupled with an increase in foreign currency exchange losses of approximately $16.8 million.

General and administrative expenses in 2019 totaled $258.7 million, representing a decrease of $7.1 million, or 3% from 2018. This is reflective of a reduction in workforce and general cost-reduction efforts across our operating segments and our corporate offices.

Research and engineering expenses in 2019 totaled $50.4 million, representing a decrease of $5.8 million, or 10%, from 2018. The decrease is primarily attributable to a reduction in staffing levels, fewer capital projects and other cost control efforts across many of our research and engineering projects and initiatives.

Depreciation and amortization expense in 2019 was $876.1 million, representing an increase of $9.2 million, or 1%, from 2018. The slight increase was primarily due to the increased number of rigs that were working in the U.S. during the period, which results in a higher active depreciation rate, coupled with incremental depreciation associated with capital expenditures as we upgraded existing rigs during the end of 2018 and early 2019.

Segment Results of Operations

Our business consists of five reportable segments: U.S. Drilling, Canada Drilling, International Drilling, Drilling Solutions and Rig Technologies.

Management evaluates the performance of our reportable segments using adjusted operating income (loss), which is our segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), impairments and other charges and other, net. A reconciliation of adjusted operating income to net income (loss) from continuing operations before income taxes can be found in Note 19—Segment Information in Part II, Item 8. —Financial Statements and Supplementary Data.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Year Ended December 31,		Increase/(Decrease)
	2019	2018	2019 to 2018
	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$1,240,936	$1,083,227	$157,709	15%
Adjusted operating income (loss)	$64,313	$(21,298)	$85,611	402%
Average rigs working (1)	115.3	113.2	2.1	2%

Canada Drilling
Operating revenues	$68,274	$105,000	$(36,726)	(35)%
Adjusted operating income (loss)	$(14,483)	$(6,166)	$(8,317)	(135)%
Average rigs working (1)	10.9	16.9	(6.0)	(36)%

International Drilling
Operating revenues	$1,324,142	$1,469,038	$(144,896)	(10)%
Adjusted operating income (loss)	$(8,903)	$74,221	$(83,124)	(112)%
Average rigs working (1)	88.3	92.9	(4.6)	(5)%

Drilling Solutions
Operating revenues	$252,790	$250,242	$2,548	1%
Adjusted operating income (loss)	$59,465	$37,626	$21,839	58%

Rig Technologies
Operating revenues	$260,226	$270,988	$(10,762)	(4)%
Adjusted operating income (loss)	$(11,247)	$(25,762)	$14,515	56%
(1)	Represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 average rigs working.

U.S. Drilling

Operating revenues increased in 2019 compared to 2018 primarily due to an increase in dayrates as market prices continued to improve throughout most of the year, resulting in approximately $97.2 million of the increase in operating revenues. Additionally, we experienced a slight increase in activity as reflected by a 2% increase in the average number of rigs working which accounted for approximately $26.4 million of the increase in operating revenue. Partially offsetting the increase in operating revenues were higher field support costs and depreciation expense associated with the increase in activity during the period.

Canada Drilling

Operating revenues decreased in 2019 compared to 2018 as reflected by the 36% decline in average rigs working. The decline in activity is mainly due to an industry-wide decline in rig count in Canada due to unfavorable economic conditions, causing customers to cancel or delay drilling programs. The decrease in operating revenues was partially offset by corresponding declines in operating costs and depreciation expense as a result of the decline in activity. This segment also benefited from various cost reduction initiatives.

International Drilling

Operating revenues decreased in 2019 compared to 2018 as they were unfavorably impacted by a reduction in pre-funded amortizing revenue of approximately $110 million as well as a decline in activity, as reflected by a 5% decrease in the average number of rigs working. The decrease in activity was partially attributed to the sale of our workover business in Argentina as well as fewer rigs working in Algeria, India, Kuwait and Venezuela. The decrease in operating revenue was partially offset by corresponding declines in operating costs and depreciation resulting from fewer rigs working during the period.

Drilling Solutions

Operating revenues increased marginally in 2019 compared to 2018. Although this segment experienced increased operating revenue due to growth in our performance tools and tubular running services offerings, this was mostly offset by a decline in wellbore placement as the U.S. market softened in the latter half of the year. The increase in adjusted operating income was primarily driven by improved profitability from our wellbore placement and tubular running services offerings due to effective cost reduction efforts across this business.

Rig Technologies

Operating revenues decreased in 2019 compared to 2018 due to the overall decline in activity as well as fewer capital equipment sales. However, adjusted operating income (loss) was positively impacted by improved margins on current product offerings coupled with cost reduction initiatives.

Other Financial Information

Interest expense

Interest expense for 2019 was $204.3 million, representing a decrease of $22.8 million, or 10%, compared to 2018. The decrease was primarily due to the repayment of approximately $303.5 million aggregate principal of our 9.25% senior notes due January 2019 during 2018 utilizing the proceeds from our equity offering completed in May 2018. This decrease was further supplemented by the repurchase of approximately $468.3 million aggregate principal amount of our senior unsecured notes throughout 2019.

Impairments and other charges

Impairments and other charges for 2019 was $290.5 million, which primarily consisted of $203.7 million of impairments to goodwill and intangible assets. As part of our goodwill impairment test, we determined the carrying value of some of our reporting units exceeded their fair value. As such, we recognized impairments of $75.6 million for the remaining goodwill balance attributable to our International Drilling operating segment, $52.2 million for the remaining goodwill balance attributable to our U.S. Drilling operating segment and $28.1 million for the remaining goodwill balance attributable to the acquisition of 2TD reported within our Rig Technologies operating segment. Additionally, we recognized an impairment of $47.7 million to write off the intangible asset due to uncertainty in commercialization and demand stemming from lower commodity prices and rig counts. These non-cash pre-tax impairment charges were primarily the result of a sustained decline in our market capitalization and lower future cash flow projections due to expectations for future commodity prices below previous projections and the resulting impact on the lower demand projections for our products and services within these reporting units.

The balance of $86.8 million consisted of impairments and retirement provisions for several tangible and other assets. These assets included some of our older and smaller rigs in our Canada and International Drilling rig fleets of $17.8 million and $15.4 million, respectively, underutilized offshore rigs, obsolete rig components and inventories totaling $10.4 million and $43.2 million in various receivables or other assets impacted by foreign sanctions or other political risk issues, bankruptcies or other financial problems.

Other, net

Other, net for 2019 was $33.2 million of expense, which included foreign currency exchange losses of $20.9 million, net losses on sales and disposals of assets of approximately $7.1 million and an increase in litigation reserves of $5.2 million.

Other, net for 2018 was $29.5 million of expense, which included net losses on sales and disposals of assets of approximately $11.8 million, an increase in litigation reserves of $9.9 million and foreign currency exchange losses of $4.2 million.

Income tax expense (benefit)

Income tax expense for 2019 was $91.6 million, representing an increase of $12.3 million compared to 2018. The increase in tax expense during 2019 compared to 2018 was primarily attributable to the change in our geographic mix of pre-tax earnings (losses). The ratio of pre-tax earnings in certain high tax jurisdictions compared to low or zero tax jurisdictions increased in 2019 compared to 2018, resulting in an increase in income tax expense. This increase was partially offset by certain discrete items. During 2019, we recognized a $29.6 million tax benefit from the release of a valuation allowance in one of our foreign jurisdictions related to net operating loss carryforwards. This was partially offset by a $14.4 million settlement of a tax dispute in one of our foreign jurisdictions. During 2018, we recognized a non-cash expense of $52.0 million to reflect a valuation allowance on deferred tax assets in Canada.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facilities and cash generated from operations. As of December 31, 2019, we had cash and short-term investments of $452.5 million and working capital of $592.1 million. As of December 31, 2018, we had cash and short-term investments of $481.8 million and working capital of $761.5 million. At December 31, 2019, we had $355.0 million of borrowings outstanding under our revolving credit facilities.

We had 18 letter-of-credit facilities with various banks outstanding as of December 31, 2019. Availability under these facilities was as follows:

December 31,
2019
(In thousands)
Credit available	$890,902
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	146,788
Remaining availability	$744,114

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

The 2018 Revolving Credit Facility requires us to maintain a net leverage ratio 5.50:1 or less and an asset to debt coverage ratio of at least 2.50:1, as of the end of each calendar quarter. The net leverage ratio became effective with the adoption of the Second Amendment. The asset to debt coverage ratio applies only during the period which Nabors Delaware fails to maintain an investment grade rating from at least two rating agencies, which was the case as of the date of this report. Our asset to debt coverage ratio was 4.28:1 as of December 31, 2019 and 3.82:1 as of December 31, 2018. Our net leverage ratio was 3.55:1 as of December 31, 2019.

As of the date of this report, we were in compliance with all covenants under the 2018 Revolving Credit Facility. If we fail to perform our obligations under the covenants, the revolving credit commitments under the 2018 Revolving Credit Facility could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. If necessary, we have the ability to manage these ratios by taking certain actions including reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. We expect to remain in compliance with all covenants under the 2018 Revolving Credit Facility during the twelve month period following the date of this report based on our current operational and financial projections. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

The 2012 Revolving Credit Facility requires us to maintain a net funded debt to capital ratio of 0.60:1 or less. As of December 31, 2019 our net funded debt to capital ratio was 0.59:1. The 2012 Revolving Credit Facility expires in July 2020, or if we fail to comply with the net funded debt to capital covenant, the 2012 Revolving Credit Facility could be terminated earlier than July 2020. However, at such time as the 2012 Revolving Credit Facility becomes unavailable, we have the ability and intent to refinance the outstanding balance utilizing the 2018 Revolving Credit Facility, which has approximately $1.0 billion of available capacity as of December 31, 2019. The net funded debt to capital ratio, the net leverage ratio and the asset to debt coverage ratio are not measures of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

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

Accounts Receivable Sales Agreement

On September 13, 2019, we entered into a $250.0 million accounts receivable sales agreement (the “A/R Agreement”) whereby certain U.S. operating subsidiaries of the Company (collectively, the “Originators”) sold or contributed, and will on an ongoing basis continue to sell or contribute, certain of its domestic trade accounts receivables to a wholly-owned, bankruptcy-remote, special purpose entity (the “SPE”). The SPE would in turn, sell, transfer, convey and assign to third-party financial institutions (the “Purchasers”), all the rights, title and interest in and to its pool of eligible receivables. The sale of these receivables qualified for sale accounting treatment in accordance with ASC 860.

The amount available for purchase under the A/R Agreement fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreement is approximately $250.0 million, and the amount of receivables purchased by the Purchasers as of December 31, 2019 was $140.0 million. As of December 31, 2019, the total amount of eligible receivables available for purchase by the Purchasers was $171.7 million. See further details at Note 4 — Accounts Receivable Sale Agreement in Part II, Item 8. —Financial Statements and Supplementary Data.

Future Cash Requirements

Our current cash and investments, projected cash flows from operations, proceeds from equity or debt issuances and our revolving credit facilities are expected to adequately finance our purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for the next 12 months.

Purchase commitments outstanding at December 31, 2019 totaled approximately $170.4 million, primarily for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

We have historically completed a number of acquisitions and will continue to evaluate opportunities to acquire assets or businesses to enhance our operations. Several of our previous acquisitions were funded using existing cash or debt or by issuing our common shares. Future acquisitions may be funded using existing cash or by issuing debt or additional shares of the Company. Such capital expenditures and acquisitions will depend on our view of market conditions and other factors.

On August 25, 2015, our Board authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400.0 million of our common shares by various means, including in the open market or in privately negotiated transactions. Authorization for the program, which was renewed in February 2019, does not have an expiration date and does not obligate us to repurchase any of our common shares. Since establishing the program, we have repurchased 14.0 million of our common shares for an aggregate purchase price of approximately $119.4 million under this program. As of December 31, 2019, the remaining amount authorized under the program that may be used to purchase shares was $280.6 million. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of December 31, 2019, our subsidiaries held 52.8 million of our common shares.

On May 23, 2019, our Board authorized a share repurchase program under which we may repurchase, from time to time, up to $10.0 million of our mandatory convertible preferred shares by various means, including in the open market or in privately negotiated transactions. This authorization does not have an expiration date and does not obligate us to repurchase any of our mandatory convertible preferred shares. During the year ended December 31, 2019, we repurchased 136,772 mandatory convertible preferred shares for an aggregate purchase price of approximately $2.9 million.

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

The following table summarizes our contractual cash obligations as of December 31, 2019:

	Payments due by Period
	Total	< 1 Year		1-3 Years		3-5 Years		More than 5 years
	(In thousands)
Contractual cash obligations:
Long-term debt: (1)
Principal	$3,466,944	$637,162	(2)	$634,999	(3)	$1,413,281	(4)	$781,502	(5)
Interest	517,821	150,653		217,379		127,321		22,468
Operating leases (6)	58,071	15,586		17,443		7,393		17,649
Purchase commitments (7)	170,412	167,393		2,998		21		—

The table above excludes liabilities for uncertain tax positions totaling $25.7 million as of December 31, 2019 because we are unable to make reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities. Further details on the uncertain tax positions can be found in Note 11—Income Taxes in Part II, Item 8.—Financial Statements and Supplementary Data.

(1)	See Note 10—Debt in Part II, Item 8.—Financial Statements and Supplementary Data

(2)	Represents the aggregate principal amount of Nabors Delaware’s 5.00% senior notes due September 2020 and amounts outstanding under our 2012 Revolving Credit Facility due July 2020.

(3)	Represents the aggregate principal amount of Nabors Delaware’s 4.625% senior notes due September 2021. Approximately $379.7 million aggregate principal amount of our 4.625% senior notes were tendered pursuant to the previously announced offer to purchase and consent solicitation during January 2020.

(4)	Represents the aggregate principal amount of Nabors Delaware’s 5.50% senior notes due January 2023, 5.10% senior notes due September 2023 and 0.75% senior exchangeable notes due January 2024. Approximately $407.7 million aggregate principal amount of our 5.50% senior notes and $165.5 million aggregate principal amount of our 5.10% senior notes were tendered pursuant to the previously announced offer to purchase and consent solicitation during January 2020.

(5)	Represents the aggregate principal amount of Nabors Delaware’s 5.75% senior notes due January 2025.

(6)	See Note 15—Commitments and Contingencies in Part II, Item 8.—Financial Statements and Supplementary Data.

(7)	Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

During the three months ended December 31, 2019, our Board declared a cash dividend of $0.01 per common share. This quarterly cash dividend was paid on January 3, 2020 to shareholders of record on December 13, 2019 in the amount of $3.6 million. Additionally, during the three months ended December 31, 2019, our Board declared a cash dividend of $0.75 per mandatory convertible preferred share, which was paid on February 3, 2020 to shareholders of record at the close of business on January 15, 2020 in the amount of $4.3 million. During the year ended December 31, 2019, we paid cash dividends totaling $49.6 million. See Part II, Item 5.—Market Price of and Dividends on the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity—Dividends.

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our 2019 and 2018 cash flows below.

Operating Activities. Net cash provided by operating activities totaled $684.6 million during 2019, compared to net cash provided of $325.8 million during 2018. Operating cash flows are our primary source of capital and liquidity. The increase in cash flows from operations is primarily attributable to increases in activity and margins in our U.S. Drilling operating segment. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are significant factors affecting operating cash flows. Changes in working capital items provided $136.7 million in cash flows during 2019 and used $216.2 million in cash flows during 2018.

Investing Activities. Net cash used for investing activities totaled $355.9 million during 2019 compared to net cash used of $367.1 million in 2018. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During 2019 and 2018, we used cash for capital expenditures totaling $427.7 million and$458.9 million, respectively.

We received $60.3 million in proceeds from insurance claims and sales of assets during 2019 compared to $109.1 million in 2018. Additionally, we paid $20.9 million, net, for businesses acquired in 2018.

Financing Activities. Net cash used for financing activities totaled $331.6 million during 2019. During 2019, we received net proceeds of $185.0 million in amounts borrowed under our revolving credit facilities, partially offset by a $455.4 million repayment on our senior notes. Additionally, we paid dividends totaling $49.6 million to our common and preferred shareholders.

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

Off-Balance Sheet Arrangements (Including Guarantees)

We are a party to transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements include the A/R Agreement (see —Accounts Receivable Sale Agreement, above) and certain agreements and obligations under which we provide financial or performance assurance to third parties. Certain of these financial or performance assurances serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. In addition, we have provided indemnifications, which serve as guarantees, to some third parties. These guarantees include indemnification provided by us to our share transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees. Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote.

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2020	2021	2022	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$216,053	3,690	—	—	$219,743

Other Matters

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies in Part II, Item 8.—Financial Statements and

Supplementary Data.

Critical Accounting Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. We analyze our estimates based on our historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ from our estimates. The following is a discussion of our critical accounting estimates. Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made; and

●	changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated financial position or results of operations.

For a summary of all of our significant accounting policies, see Note 2—Summary of Significant Accounting Policies in Part II, Item 8.—Financial Statements and Supplementary Data.

Depreciation of Property, Plant and Equipment. The drilling and drilling services industries are very capital intensive. Property, plant and equipment represented 73% of our total assets as of December 31, 2019, and depreciation and amortization constituted 24% of our total costs and other deductions in 2019.

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

There have been no factors related to the performance of our portfolio of assets, changes in technology or other factors indicating that these estimates do not continue to be appropriate. Accordingly, for the years ended December 31, 2019, 2018 and 2017, no significant changes have been made to the depreciation rates applied to property, plant and equipment, the underlying assumptions related to estimates of depreciation, or the methodology applied. However, certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management’s assumptions regarding our ability to realize the return on our investment in operating assets and therefore affect the useful lives and salvage values of our assets.

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

Assumptions in the determination of future cash flows are made with the involvement of management personnel at the operational level where the most specific knowledge of market conditions and other operating factors exists. For 2019, 2018 and 2017, no significant changes have been made to the methodology utilized to determine future cash flows.

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

As part of our annual goodwill impairment test performed during the second quarter of 2019, we determined the carrying value of some of our reporting units exceeded their fair value. As such, we recognized an impairment of $75.6 million for the remaining goodwill balance attributable to our International Drilling operating segment and $18.0 million for a partial impairment to our goodwill balance related to the acquisition of 2TD in 2014, reported within our Rig Technologies operating segment. These non-cash pre-tax impairment charges were primarily the result of a sustained decline in our market capitalization and lower future cash flow projections due to expectations for future commodity prices and the resulting impact on the demand for our products and services within these reporting units.

During the fourth quarter of 2019, due to current industry conditions such as the drop in U.S. rig count as well as the recent commodity prices and the corresponding impact on future expectations of demand for our products and services, including the effect that these factors have had on our stock price, we performed a quantitative impairment assessment of our goodwill as of December 31, 2019. Based on the results of our goodwill test, we recognized additional impairment charges of $52.2 million for the remaining goodwill balance attributable to our U.S. Drilling operating segment and $10.1 million for the remaining goodwill balance attributable to the acquisition of 2TD within our Rig Technologies operating segment.

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

Audit claims of approximately $18.6 million attributable to income tax have been assessed against us. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

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

During 2019, 2018 and 2017, no significant changes were made to the methodology used to estimate insurance reserves. For purposes of earnings sensitivity analysis, if the December 31, 2019 reserves were adjusted by 10%, total costs and other deductions would change by $14.5 million, or .39%.

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

At various times, we utilize local currency borrowings (foreign-currency- denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate. A hypothetical 10% increase in the value of all our foreign currencies relative to the U.S. dollar as of December 31, 2019 would result in a $10.8 million increase in the fair value of our net monetary liabilities denominated in currencies other than U.S. dollars.

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

Fair Value of Financial Instruments. The fair value of our fixed rate long-term debt and revolving credit facilities is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	As of December 31,
	2019			2018
	Interest	Carrying	Fair	Interest	Carrying	Fair
	Rate	Value	Value	Rate	Value	Value
	(In thousands)
5.00% senior notes due September 2020	5.44%	$282,046	$284,907	5.25%	$614,748	$590,336
4.625% senior notes due September 2021	4.76%	634,588	632,516	4.75%	668,347	603,457
5.50% senior notes due January 2023	5.90%	501,003	483,834	5.84%	586,000	465,999
5.10% senior notes due September 2023	5.24%	336,810	303,860	5.26%	342,923	262,494
0.75% senior exchangeable notes due January 2024	5.97%	472,603	431,503	6.04%	450,689	358,012
5.75% senior notes due February 2025	6.01%	781,502	705,040	5.87%	791,502	598,953
2012 Revolving credit facility	3.71%	355,000	355,000	3.58%	170,000	170,000
2018 Revolving credit facility	—%	—	—	—%	—	—
Other	—%	—	—	—%	561	561
		3,363,552	$3,196,661		3,624,770	$3,049,812
Less: current portion		—			561
Less: deferred financing costs		30,332			38,325
		$3,333,220			$3,585,884

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments. Our short-term investments as of December 31, 2019 and 2018 were carried at fair market value and totaled $16.5 million and $34.0 million, respectfully.

Our investments in debt securities and a portion of our long-term investments are sensitive to changes in interest rates. Additionally, our investment portfolio of debt and equity securities, which are carried at fair value, exposes us to price risk. A hypothetical 10% decrease in the market prices for all securities as of December 31, 2019 would decrease the fair value of our marketable securities by $1.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nabors Industries Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 21 to the consolidated financial statements, the Company has changed its method for accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Goodwill for Certain Reporting Units within the U.S. and International Drilling Segments

As described in Note 2 to the consolidated financial statements, the Company had a consolidated goodwill balance of $28.4 million as of December 31, 2019. During the year ended December 31, 2019, the Company recorded consolidated impairment losses of $156.0 million for goodwill for certain reporting units including $52.2 million and $75.6 million in the U.S. and International Drilling segments, respectively. Management reviews goodwill for impairment annually during the second quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of such goodwill may exceed their fair value. Management initially assesses goodwill for impairment based on qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of its reporting units is greater than its carrying amount. If the carrying amount exceeds the fair value, an impairment charge will be recognized in an amount equal to the excess; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The fair values calculated in these impairment tests were determined using discounted cash flow models which require the use of significant unobservable inputs, representative of a Level 3 fair value measurement. The cash flow models involve assumptions, that vary by reporting unit, and include the Company’s utilization of rigs or other oil and gas service equipment, revenues and earnings from affiliates, as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. As disclosed by management, the fair value estimates of these reporting units are sensitive to varying dayrates, utilization and costs. The future cash flows were discounted to present value using discount rates determined to be appropriate for each reporting unit. Terminal values for each reporting unit were calculated using a Gordon Growth methodology with a long-term growth rate of 2%.

The principal considerations for our determination that performing procedures relating to the impairment of goodwill for certain reporting units within the U.S. and International Drilling segments is a critical audit matter are there was significant judgment by management when developing the fair value for certain reporting units. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the cash flow models and significant assumptions, which vary by reporting unit for the related impairment assessments, including utilization of rigs, dayrates, applicable income taxes, capital expenditures, long term growth rates and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment of goodwill for certain reporting units, including controls over the fair value estimates. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the discounted cash flow models; testing the completeness, accuracy, and relevance of underlying data used in the models; and evaluating the significant assumptions used by management, which vary by reporting unit, including utilization of rigs, dayrates, applicable income taxes, capital expenditures, long term growth rates and discount rates. Evaluating management’s assumptions involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow models and certain significant assumptions, including discount rates.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 25, 2020

We have served as the Company’s auditor since 1987.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$435,990	$447,766
Short-term investments	16,506	34,036
Accounts receivable, net	453,042	756,320
Inventory, net	176,341	165,587
Assets held for sale	2,530	12,250
Other current assets	164,257	177,604
Total current assets	1,248,666	1,593,563
Property, plant and equipment, net	4,930,549	5,467,870
Goodwill	28,380	183,914
Deferred income taxes	305,844	345,091
Other long-term assets	247,219	263,506
Total assets (1)	$6,760,658	$7,853,944
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$561
Trade accounts payable	295,159	392,843
Accrued liabilities	333,282	417,912
Income taxes payable	14,628	20,761
Current lease liabilities	13,479	—
Total current liabilities	656,548	832,077
Long-term debt	3,333,220	3,585,884
Other long-term liabilities	292,184	274,485
Deferred income taxes	3,149	6,311
Total liabilities (1)	4,285,101	4,698,757
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest in subsidiary (Note 13)	425,392	404,861

Shareholders’ equity:
Preferred shares, par value $0.001 per share:
Series A 6% Cumulative Mandatory Convertible; $50 per share liquidation preference; issued 5,613 and 5,750, respectively	6	6
Common shares, par value $0.001 per share:
Authorized common shares 800,000; issued 416,198 and 409,652, respectively	416	410
Capital in excess of par value	3,412,972	3,392,937
Accumulated other comprehensive income (loss)	(11,788)	(29,325)
Retained earnings (accumulated deficit)	(104,775)	650,842
Less: treasury shares, at cost, 52,800 and 52,800 common shares, respectively	(1,314,020)	(1,314,020)
Total shareholders’ equity	1,982,811	2,700,850
Noncontrolling interest	67,354	49,476
Total equity	2,050,165	2,750,326
Total liabilities and equity	$6,760,658	$7,853,944

_____________________________

(1)	The consolidated balance sheets include assets and liabilities of consolidated joint ventures. See Note 13—Joint Ventures for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$3,043,383	$3,057,619	$2,564,285
Earnings (losses) from unconsolidated affiliates	(5)	1	7
Investment income (loss)	10,218	(9,499)	1,194
Total revenues and other income	3,053,596	3,048,121	2,565,486

Costs and other deductions:
Direct costs	1,929,331	1,976,974	1,718,069
General and administrative expenses	258,731	265,822	251,184
Research and engineering	50,359	56,147	51,069
Depreciation and amortization	876,091	866,870	842,943
Interest expense	204,311	227,124	222,889
Impairments and other charges	290,471	144,446	44,536
Other, net	33,224	29,532	14,880
Total costs and other deductions	3,642,518	3,566,915	3,145,570
Income (loss) from continuing operations before income taxes	(588,922)	(518,794)	(580,084)
Income tax expense (benefit):
Current	55,625	2,388	(102,080)
Deferred	35,951	76,881	19,110
Total income tax expense (benefit)	91,576	79,269	(82,970)
Income (loss) from continuing operations, net of tax	(680,498)	(598,063)	(497,114)
Income (loss) from discontinued operations, net of tax	(12)	(14,663)	(43,519)
Net income (loss)	(680,510)	(612,726)	(540,633)
Less: Net (income) loss attributable to noncontrolling interest	(22,375)	(28,222)	(6,178)
Net income (loss) attributable to Nabors	$(702,885)	$(640,948)	$(546,811)
Less: Preferred stock dividend	(17,244)	(12,305)	—
Net income (loss) attributable to Nabors common shareholders	$(720,129)	$(653,253)	$(546,811)

Amounts attributable to Nabors common shareholders:
Net income (loss) from continuing operations	$(720,117)	$(638,590)	$(503,292)
Net income (loss) from discontinued operations	(12)	(14,663)	(43,519)
Net income (loss) attributable to Nabors common shareholders	$(720,129)	$(653,253)	$(546,811)

Earnings (losses) per share:
Basic from continuing operations	$(2.11)	$(1.95)	$(1.75)
Basic from discontinued operations	—	(0.04)	(0.15)
Total Basic	$(2.11)	$(1.99)	$(1.90)
Diluted from continuing operations	$(2.11)	$(1.95)	$(1.75)
Diluted from discontinued operations	—	(0.04)	(0.15)
Total Diluted	$(2.11)	$(1.99)	$(1.90)
Weighted-average number of common shares outstanding:
Basic	351,617	334,397	280,653
Diluted	351,617	334,397	280,653

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net income (loss) attributable to Nabors	$(702,885)	$(640,948)	$(546,811)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	16,943	(31,962)	28,372
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	—	—	(6,061)
Less: reclassification adjustment for (gains) losses included in net income (loss)	—	—	970
Unrealized gains (losses) on marketable securities	—	—	(5,091)
Pension liability amortization and adjustment	217	216	(275)
Unrealized gains (losses) and amortization on cash flow hedges	567	567	613
Adoption of ASU No. 2016-01	—	(9,144)	—
Other comprehensive income (loss), before tax	17,727	(40,323)	23,619
Income tax expense (benefit) related to items of other comprehensive income (loss)	190	187	315
Other comprehensive income (loss), net of tax	17,537	(40,510)	23,304
Comprehensive income (loss) attributable to Nabors	(685,348)	(681,458)	(523,507)
Net income (loss) attributable to noncontrolling interest	22,375	28,222	6,178
Translation adjustment attributable to noncontrolling interest	55	(251)	282
Comprehensive income (loss) attributable to noncontrolling interest	22,430	27,971	6,460
Comprehensive income (loss)	$(662,918)	$(653,487)	$(517,047)

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(680,510)	$(612,726)	$(540,633)
Adjustments to net income (loss):
Depreciation and amortization	876,103	868,509	845,439
Deferred income tax expense (benefit)	35,894	71,579	9,096
Impairments and other charges	213,404	62,578	42,188
Amortization of debt discount and deferred financing costs	30,931	32,213	27,583
Losses (gains) on debt buyback	(11,468)	5,268	16,005
Losses (gains) on long-lived assets, net	40,346	95,741	19,064
Losses (gains) on investments, net	(1,257)	14,195	972
Provision (recovery) of bad debt	20,626	1,285	3,083
Share-based compensation	24,660	26,396	31,896
Foreign currency transaction losses (gains), net	20,876	4,235	1,604
Noncontrolling interest	(22,375)	(28,222)	(6,178)
Equity in (earnings) losses from unconsolidated affiliates, net of dividends	5	164	(7)
Other	667	720	636
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	276,685	(66,486)	(168,436)
Inventory	(18,695)	(13,981)	(17,444)
Other current assets	5,157	31,770	16,518
Other long-term assets	13,106	11,717	28,772
Trade accounts payable and accrued liabilities	(142,857)	(76,561)	79,204
Income taxes payable	(4,857)	(41,939)	14,811
Other long-term liabilities	8,117	(60,682)	(341,417)
Net cash provided by (used for) operating activities	684,558	325,773	62,756
Cash flows from investing activities:
Purchases of investments	(4,323)	(676)	(6,722)
Sales and maturities of investments	18,849	4,287	13,069
Cash paid for acquisition of businesses, net of cash acquired	(2,929)	(20,859)	12,319
Capital expenditures	(427,741)	(458,938)	(574,467)
Proceeds from sales of assets and insurance claims	60,288	109,098	57,933
Net cash (used for) provided by investing activities	(355,856)	(367,088)	(497,868)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	800,000	411,200
Reduction in long-term debt	(455,360)	(878,278)	(381,814)
Debt issuance costs	(1,767)	(21,277)	(11,043)
Proceeds from revolving credit facilities	1,050,000	1,135,000	725,000
Reduction in revolving credit facilities	(865,000)	(1,475,000)	(215,000)
Proceeds from (payment for) commercial paper	—	(40,000)	40,000
Cash proceeds (payments) from equity component of exchangeable debt	—	—	159,952
Purchase of capped call hedge transactions	—	—	(40,250)
Payments on term loan	—	—	(162,500)
Proceeds from (payments for) short-term borrowings	(561)	380	(543)
Proceeds from issuance of common shares, net of issuance costs	—	301,404	8,300
Proceeds from issuance of preferred stock, net of issuance costs	—	277,927	—
Repurchase of common shares	—	—	(18,071)
Dividends to common and preferred shareholders	(49,583)	(87,098)	(68,503)
Redeemable noncontrolling interest contribution	—	156,935	61,123
Noncontrolling interest contribution	—	—	20,000
Distributions to noncontrolling interest	(4,552)	(5,452)	(7,272)
Other	(4,750)	(8,912)	(8,399)
Net cash (used for) provided by financing activities	(331,573)	155,629	512,180
Effect of exchange rate changes on cash and cash equivalents	(6,171)	(5,263)	(29)
Net increase (decrease) in cash and cash equivalents and restricted cash	(9,042)	109,051	77,039
Cash and cash equivalents and restricted cash, beginning of period	451,080	342,029	264,990
Cash and cash equivalents and restricted cash, end of period	$442,038	$451,080	$342,029

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	447,766	336,997	264,093
Restricted cash, beginning of period	3,314	5,032	897
Cash and cash equivalents and restricted cash, beginning of period	$451,080	$342,029	$264,990

Cash and cash equivalents, end of period	435,990	447,766	336,997
Restricted cash, end of period	6,048	3,314	5,032
Cash and cash equivalents and restricted cash, end of period	$442,038	$451,080	$342,029

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Mandatory Convertible				Capital	Accumulated	Retained
	Preferred Shares		Common Shares		in Excess	Other	Earnings		Non-
		Par		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands)	Shares	Value	Shares	Value	Value	Income	Deficit)	Shares	Interest	Equity
As of December 31, 2016	—	—	333,598	334	2,521,332	(12,119)	2,033,427	(1,295,949)	7,770	3,254,795
Net income (loss)	—	—	—	—	—	—	(546,811)	—	6,178	(540,633)
Dividends declared to common shareholders ($0.24 per share)	—	—	—	—	—	—	(68,612)	—	—	(68,612)
Repurchase of treasury shares	—	—	—	—	—	—	—	(18,071)	—	(18,071)
Other comprehensive income (loss), net of tax	—	—	—	—	—	23,304	—	—	282	23,586
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	—	—	842	1	(10,736)	—	—	—	—	(10,735)
Equity component of exchangeable debt	—	—	—	—	116,195	—	—	—	—	116,195
Capped call transaction	—	—	—	—	(40,250)	—	—	—	—	(40,250)
Adoption of ASU No. 2016-09	—	—	—	—	1,943	—	5,150	—	—	7,093
Share-based compensation	—	—	—	—	31,896	—	—	—	—	31,896
Issuance to Tesco shareholders	—	—	32,078	32	178,961	—	—	—	—	178,993
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	13,018	13,018
Other	—	—	992	1	(8,212)	—	—	—	(291)	(8,502)
As of December 31, 2017	—	$—	367,510	$368	$2,791,129	$11,185	$1,423,154	$(1,314,020)	$26,957	$2,938,773
Net income (loss)	—	—	—	—	—	—	(640,948)	—	28,222	(612,726)
Dividends declared to common shareholders ($0.24 per share)	—	—	—	—	—	—	(82,973)	—	—	(82,973)
Dividends declared to preferred shareholders ($2.14 per share)	—	—	—	—	—	—	(12,305)	—	—	(12,305)
Common share issuance	—	—	40,250	40	301,363	—	—	—	—	301,403
Convertible preferred share issuance	5,750	6	—	—	277,921	—	—	—	—	277,927
Other comprehensive income (loss), net of tax	—	—	—	—	—	(40,510)	—	—	(251)	(40,761)
Share-based compensation	—	—	—	—	26,396	—	—	—	—	26,396
Adoption of ASU No. 2016-01	—	—	—	—	—	—	9,144	—	—	9,144
Adoption of ASU No. 2016-16	—	—	—	—	—	—	(34,132)	—	—	(34,132)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(5,452)	(5,452)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(11,098)	—	—	(11,098)
Other	—	—	1,892	2	(3,872)	—	—	—	—	(3,870)
As of December 31, 2018	5,750	$6	409,652	$410	$3,392,937	$(29,325)	$650,842	$(1,314,020)	$49,476	$2,750,326
Net income (loss)	—	—	—	—	—	—	(702,885)	—	22,375	(680,510)
Dividends declared to common shareholders ($0.04 per share)	—	—	—	—	—	—	(14,953)	—	—	(14,953)
Dividends declared to preferred shareholders ($2.14 per share)	—	—	—	—	—	—	(17,245)	—	—	(17,245)
Other comprehensive income (loss), net of tax	—	—	—	—	—	17,537	—	—	55	17,592
Share-based compensation	—	—	—	—	24,659	—	—	—	—	24,659
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(4,552)	(4,552)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(20,534)	—	—	(20,534)
Other	(137)	—	6,546	6	(4,624)	—	—	—	—	(4,618)
As of December 31, 2019	5,613	$6	416,198	$416	$3,412,972	$(11,788)	$(104,775)	$(1,314,020)	$67,354	$2,050,165

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

Our business is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies. These services include tubular running services, wellbore placement solutions, directional drilling, measurement-while-drilling (“MWD”), logging-while-drilling (“LWD”) systems and services, equipment manufacturing, rig instrumentation and optimization software.

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

In addition to the consolidation of our majority owned subsidiaries, we also consolidate variable interest entities (“VIE’s”) when we are determined to be the primary beneficiary of a VIE. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE. Our joint venture, SANAD, which is equally owned by Saudi Aramco and Nabors, has been consolidated. As we have the power to direct activities that most significantly impact SANAD’s economic performance, including operations, maintenance and certain sourcing and procurement, we have determined Nabors to be the primary beneficiary. See Note 13—Joint Ventures.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less.

Short-term Investments

Short-term investments consist primarily of equity securities which are stated at fair value with any changes in fair value recognized in investment income (loss) in our consolidated statements of income (loss).

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average costs methods and includes the cost of materials, labor and manufacturing overhead. Inventory, which is net of reserves of $35.0 million and $27.9 million as of December 31, 2019 and 2018, respectively, included the following:

	December 31,
	2019	2018
	(In thousands)
Raw materials	$130,414	$116,840
Work-in-progress	5,498	20,329
Finished goods	40,429	28,418
	$176,341	$165,587

Property, Plant and Equipment

Property, plant and equipment, including renewals and betterments, are stated at cost, while maintenance and repairs are expensed currently. Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets. We provide for the depreciation of our drilling rigs using the units-of-production method. For each day a rig is operating, we depreciate it over an approximate 4,927-day period, with the exception of our jackup rigs which are depreciated over an 8,030-day period, after provision for salvage value. For each day a rig asset is not operating, it is depreciated over an assumed depreciable life of 20 years, with the exception of our jackup rigs, where a 30-year depreciable life is used, after provision for salvage value.

Depreciation on our buildings, oilfield hauling and mobile equipment, and other machinery and equipment is computed using the straight-line method over the estimated useful life of the asset after provision for salvage value (buildings—10 to 30 years; oilfield hauling and mobile equipment and other machinery and equipment—3 to 10 years). Amortization of capitalized leases is included in depreciation and amortization expense. Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation are removed from the respective property, plant and equipment accounts and any gains or losses are included in our consolidated statements of income (loss).

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

The change in the carrying amount of goodwill for our segments for the years ended December 31, 2019 and 2018 was as follows:

		Acquisitions
		and
	Balance at	Purchase		Disposals	Cumulative		Balance at
	December 31,	Price		and	Translation	Other	December 31,
	2017	Adjustments		Impairments	Adjustment	Adjustments	2018
	(In thousands)
U.S. Drilling	$50,149	$—		$—	$—	$—	$50,149
International Drilling	75,634	—		—	—	—	75,634
Drilling Solutions	—	11,436	(1)	—	—	—	11,436
Rig Technologies	47,443	—		—	(748)	—	46,695
Total	$173,226	$11,436		$—	$(748)	$—	$183,914

		Acquisitions
		and
	Balance at	Purchase	Disposals		Cumulative		Balance at
	December 31,	Price	and		Translation	Other	December 31,
	2018	Adjustments	Impairments		Adjustment	Adjustment	2019
	(In thousands)
U.S. Drilling	$50,149	$—	$(52,203)	(2)	$—	$2,054	$—
International Drilling	75,634	—	(75,634)	(2)	—	—	—
Drilling Solutions	11,436	—	—		—	—	11,436
Rig Technologies	46,695	—	(28,136)	(2)	439	(2,054)	16,944
Total	$183,914	$—	$(155,973)		$439	$—	$28,380
(1)	Represents the goodwill recorded in connection with our acquisition of PetroMar Technologies. See Note 5—Acquisitions for additional discussion.
(2)	We determined the carrying value of some of our reporting units exceeded their fair value. As such, we recognized a goodwill impairment of $156.0 million. See Note 3—Impairments and Other Charges.

Goodwill for the consolidated company, totaling approximately $8.2 million, is expected to be deductible for tax purposes.

Litigation and Insurance Reserves

We estimate our reserves related to litigation and insurance based on the facts and circumstances specific to the litigation and insurance claims and our past experience with similar claims. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions. See Note 15—Commitments and Contingencies regarding self-insurance accruals. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can reasonably be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. For matters where an unfavorable outcome is reasonably possible and significant, we disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at the time of disclosure.

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

Research and Engineering

Research and engineering expenses are expensed as incurred and include costs associated with the research and development of new products and services and costs associated with sustaining engineering of existing products and services. As a result of our acquisition of Robotic Drilling Systems AS (“RDS”) and PetroMar Technologies, we recorded intangible assets related to in process research and development of $32.5 million and $21.7 million, respectively. As these products are developed, we will transfer the balances to completed technology and begin amortizing the intangible assets over the estimated useful life. No transfers occurred during the years ended December 31, 2019, 2018 or 2017.

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

On December 22, 2017, the United States enacted the Tax Cut and Jobs Act of 2017 (“Tax Reform Act”). Among a number of significant changes to the current U.S. federal income tax rules, the Tax Reform Act reduces the marginal U.S. corporate income tax rate from 35 percent down to 21 percent, limits the current deduction for net interest expense, limits the use of net operating losses to offset future taxable income, and imposes a type of minimum tax designed to reduce the benefits derived from intercompany transactions and payments that result in base erosion. As a result of the Tax Reform Act, we were required to revalue deferred tax assets and liabilities from 35 percent to 21 percent and recognized expense of approximately $138.6 million, which is included as a component of income tax expense in continuing operations for the year ended December 31, 2017. Our US operations do not have any controlled foreign corporations and as such are not subject to the Global Intangible Low-Taxed Income provisions of the Tax Reform Act.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. Actual results could differ from such estimates. Areas where critical accounting estimates are made by management include:

●	depreciation of property, plant and equipment;

●	impairment of long-lived assets;

●	impairment of goodwill and intangible assets;

●	income taxes;

●	litigation and self-insurance reserves; and

●	fair value of assets acquired and liabilities assumed.

Recent Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases, relating to leases to increase transparency and comparability among companies. This standard requires that all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. Additionally, this standard requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. We adopted this guidance under the modified retrospective approach as of January 1, 2019. We preliminarily determined that our drilling contracts contained a lease component, and the adoption would require us to separately recognize revenue associated with the lease and services components. In July 2018, the FASB issued ASU No. 2018-11, which provides a practical expedient that allows entities to combine lease and non-lease components where the revenue recognition pattern is the same and where the lease component, when accounted for separately, would be considered an operating lease. Our drilling contracts contain a lease component related to the underlying drilling equipment, in addition to the service component provided by our crews and our expertise to operate such drilling equipment. We have determined that the non-lease service component of our drilling contracts is the predominant element of the combined component and will account for the combined components as a single performance obligation under Topic 606, Revenue from Contracts with Customers. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. With respect to leases whereby we are the lessee, we recognized upon adoption on January 1, 2019 lease liabilities and offsetting "right of use" assets of approximately $42.8 million based on the present value of the remaining minimum rental payments. See Note 21 — Leases.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes accounting requirements for the recognition of credit losses from an incurred or probable impairment methodology to a current expected credit losses (CECL) methodology. The guidance is effective for interim and annual periods beginning after December 15, 2019. The guidance will be applied using the modified retrospective method with a cumulative effect adjustment to beginning retained earnings. Trade receivables (including the allowance for doubtful accounts) is the only financial instrument in scope for ASU 2016-13 currently held by the Company. We are currently evaluating the effect the guidance will have on our consolidated financial statements.

Note 3 Impairments and Other Charges

The components of impairments and other charges are provided below:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Tangible Assets & Equipment:
Provision for retirement of assets	$33,205	$14,617	$—
Impairment of long-lived assets	10,363	45,570	6,895
Subtotal	43,568	60,187	6,895

Goodwill & Intangible Assets:
Goodwill impairments	155,973	—	—
Intangible asset impairment	47,731	—	—
Subtotal	203,704	—	—

Other Charges:
Provision for international activities	43,220	—	—
Severance and transaction-related costs	11,447	14,323	21,628
Loss (gain) on debt buyback	(11,468)	5,268	16,013
Divestiture of International assets	—	64,668	—
Total	$290,471	$144,446	$44,536

For the year ended December 31, 2019

Tangible Assets and Equipment

During 2019, as a result of the extended period of reduced demand for some of our legacy asset classes, we retired some of our rigs within our Canada Drilling and International Drilling reportable segments resulting in a loss of $17.8 million and $15.4 million, respectively. Additionally, we recorded impairments totaling $2.5 million comprised of underutilized offshore platform rigs in our International Drilling reportable segment. These impairments resulted from the lack of future contractual opportunities on specific rigs as result of current market conditions across certain geographic regions. The balance of the impairment charge primarily related to obsolete inventory within our Rig Technologies reportable segment.

Goodwill impairments

During 2019, we recognized goodwill impairment charges of $156.0 million. As part of our annual goodwill impairment test performed during the second quarter of 2019, we determined the carrying value of some of our reporting units exceeded their fair value. As such, we recognized impairments of $75.6 million for the remaining goodwill balance attributable to our International Drilling operating segment and $18.0 million for a partial impairment to our goodwill balance attributable to the acquisition of 2TD reported within our Rig Technologies operating segment. These non-cash pre-tax impairment charges were primarily the result of a sustained decline in our market capitalization and lower future cash flow projections due to expectations for future commodity prices below previous projections and the resulting impact on the lower demand projections for our products and services within these reporting units.

During the fourth quarter of 2019, due to current industry conditions such as the drop in U.S. rig count as well as the recent commodity prices and the corresponding impact on future expectations of demand for our products and services, including the effect that these factors have had on our stock price, we performed a quantitative impairment assessment of our goodwill as of December 31, 2019. Based on the results of our goodwill test, we recognized additional impairment charges of $52.2 million for the remaining goodwill balance attributable to our U.S. Drilling operating segment and $10.1 million for the remaining goodwill balance attributable to the acquisition of 2TD within our Rig Technologies operating segment.

Intangible impairments

We determined the fair value of our rotary steerable tools in-process research and development intangible asset associated with our acquisition of 2TD was less than the current book value. As such, we recognized an impairment of $47.7 million to write off the intangible asset due to uncertainty in commercialization and demand stemming from lower commodity prices and rig counts.

Provision for international activities

During 2019, we recorded provisions aggregating to $43.2 million for certain assets, including receivables related to our international activities. The provisions were attributable to a number of foreign countries, which have been adversely impacted by foreign sanctions or other political risk issues, bankruptcies or other financial problems.

Severance and transaction related costs

During 2019, we recognized charges of $11.4 million due to severance and other related costs incurred to right-size our cost structure.

Loss (gain) on early extinguishment of debt

During 2019, we repurchased $468.3 million aggregate principal amount of our senior notes and recognized a gain of $11.5 million as part of the debt extinguishment. See Note 10—Debt for additional discussion.

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

Loss (gain) on early extinguishment of debt

During 2018, we repurchased $873.0 million aggregate principal amount of our senior notes. We paid the holders an aggregate of approximately $906.5 million in cash, reflecting principal and accrued and unpaid interest and prepayment premium and recognized a loss of $5.3 million as part of the debt extinguishment. See Note 10—Debt for additional discussion.

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

Loss (gain) on early extinguishment of debt

During 2017, we repurchased $367.9 million aggregate principal amount of our senior notes. We paid the holders an aggregate of approximately $381.7 million in cash, reflecting principal and accrued and unpaid interest and prepayment premium and recognized a loss of $16.0 million as part of the debt extinguishment. See Note 10—Debt for additional discussion.

Note 4 Accounts Receivable Sales Agreement

On September 13, 2019, we entered into a $250.0 million accounts receivable sales agreement (the “A/R Agreement”) whereby certain U.S. operating subsidiaries of the Company (collectively, the “Originators”), sold or contributed, and will on an ongoing basis continue to sell or contribute, certain of its domestic trade accounts receivables to a wholly-owned, bankruptcy-remote, special purpose entity (the “SPE” and “Seller”). The SPE would in turn, sell, transfer, convey and assign to third-party financial institutions (the “Purchasers”), all the rights, title and interest in and to its pool of eligible receivables. The sale of these receivables qualified for sale accounting treatment in accordance with ASC 860. During the period of this program, cash receipts from the Purchasers at the time of the sale were classified as operating activities in our consolidated statement of cash flows. Subsequent collections on the pledged receivables, which were not sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection.

Nabors Delaware and/or another subsidiary of Nabors will act as servicers of the sold receivables. The servicers administer, collect and otherwise enforce these receivables and are compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. The servicers initially receive payments made by obligors on the receivables, then remit those payments in accordance with the Receivables Purchase Agreement. The servicers and the Originators have contingent indemnification obligations to the SPE, and the SPE has contingent indemnification obligations to the Purchasers, in each case customary for transactions of this type. These contingent indemnification obligations are guaranteed by the Company pursuant to an Indemnification Guarantee in favor of the Purchasers. The Purchasers have no recourse for receivables that are uncollectible as a result of the insolvency or inability to pay of the account debtors.

The maximum purchase commitment of the Purchasers under the A/R Agreement is $250.0 million. The amount available for sale to the Purchasers under the A/R Agreement fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of December 31, 2019, the total amount of eligible receivables available for purchase by the Purchasers was $171.7 million, of which $140.0 million had been sold to the Purchasers. Trade accounts receivable sold by the SPE to the Purchasers are derecognized from our condensed consolidated balance sheet. The fair value of the sold receivables approximated book value due to the short-term nature of the receivables and, as a result, no gain or loss on the sale of the receivables was recorded. Trade receivables pledged by the SPE as collateral to the Purchasers (excluding receivables sold to the Purchasers) totaled $143.6 million as of December 31, 2019 and are included in accounts receivable, net in our condensed consolidated balance sheet. The assets of the SPE cannot be used by the Company for general corporate purposes. Additionally, creditors of the SPE do not have recourse to assets of the Company (other than assets of the SPE).

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

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2019 and 2018 consisted of available-for-sale equity and debt securities. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. During 2019, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2019 and 2018, our short-term investments were carried at fair market value and totaled $16.5 million and $34.0 million, respectively, and primarily consisted of Level 1 measurements. No material Level 2 or Level 3 measurements exist as of any of the periods presented.

Nonrecurring Fair Value Measurements

We applied fair value measurements to our nonfinancial assets and liabilities measured on a nonrecurring basis, which consist of measurements primarily to assets held-for-sale, goodwill, intangible assets and other long-lived assets and assets acquired and liabilities assumed in a business combination. Based upon our review of the fair value hierarchy, the inputs used in these fair value measurements were considered Level 3 inputs.

Fair Value of Financial Instruments

We estimate the fair value of our financial instruments in accordance with U.S. GAAP. The fair value of our long-term debt and revolving credit facilities is estimated based on quoted market prices or prices quoted from third-party financial institutions, thus a Level 2 measurement. The carrying and fair values of these liabilities were as follows:

	As of December 31,
	2019			2018
	Interest	Carrying	Fair	Interest	Carrying	Fair
	Rate	Value	Value	Rate	Value	Value
	(In thousands)
5.00% senior notes due September 2020	5.44%	$282,046	$284,907	5.25%	$614,748	$590,336
4.625% senior notes due September 2021	4.76%	634,588	632,516	4.75%	668,347	603,457
5.50% senior notes due January 2023	5.90%	501,003	483,834	5.84%	586,000	465,999
5.10% senior notes due September 2023	5.24%	336,810	303,860	5.26%	342,923	262,494
0.75% senior exchangeable notes due January 2024	5.97%	472,603	431,503	6.04%	450,689	358,012
5.75% senior notes due February 2025	6.01%	781,502	705,040	5.87%	791,502	598,953
2012 Revolving credit facility	3.71%	355,000	355,000	3.58%	170,000	170,000
2018 Revolving credit facility	—%	—	—	—%	—	—
Other	—%	—	—	—%	561	561
		3,363,552	$3,196,661		3,624,770	$3,049,812
Less: current portion		—			561
Less: deferred financing costs		30,332			38,325
		$3,333,220			$3,585,884

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 7 Share-Based Compensation

Total share-based compensation expense, which includes stock options and restricted shares, was $24.7 million, $26.4 million and $31.9 million for 2019, 2018 and 2017, respectively. Compensation expense related to awards of restricted shares totaled $24.5 million, $26.0 million and $31.4 million for 2019, 2018 and 2017, respectively, which is included in direct costs and general and administrative expenses in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various reportable segments. See Note 19—Segment Information.

In addition to the time-based restricted stock share-based awards, historically we have provided two types of performance share awards: the first, based on our performance measured against pre-determined performance metrics (“Performance Shares”) and the second, based on market conditions measured against a predetermined peer group (“TSR Shares”). The performance period for the awards granted in 2019 commenced on January 1, 2018 and ended December 31, 2018.

Stock Option Plans

As of December 31, 2019, we had several stock plans under which options to purchase our common shares could be granted to key officers, directors and managerial employees of Nabors and its subsidiaries. Options granted under the plans generally are at prices equal to the fair market value of the shares on the date of the grant. Options granted under the plans generally are exercisable in varying cumulative periodic installments after one year. In the case of certain key executives and directors, options granted may vest immediately on the grant date. Options granted under the plans cannot be exercised more than ten years from the date of grant. Options to purchase 8.5 million and 15.2 million Nabors common shares remained available for grant as of December 31, 2019 and 2018, respectively. Of the common shares available for grant as of December 31, 2019, approximately 7.7 million of these shares are also available for issuance in the form of restricted shares.

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

Stock option transactions under our various stock-based employee compensation plans are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
Options	Shares	Price	Term		Value
	(In thousands, except exercise price)
Options outstanding as of December 31, 2018	3,776	$11.36
Granted	138	2.60
Exercised	—	—
Surrendered	(2,269)	9.83
Forfeited	(15)	9.18
Options outstanding as of December 31, 2019	1,630	$12.77	4.37	years	$119
Options exercisable as of December 31, 2019	1,630	$12.77	4.37	years	$119

During 2019, 2018 and 2017, respectively, we awarded options vesting over periods up to four years to purchase 137,954, 171,124 and 124,271 of our common shares to certain of our directors.

The fair value of stock options granted during 2019, 2018 and 2017 was calculated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Weighted average fair value of options granted	$1.07	$1.75	$2.86
Weighted average risk free interest rate	1.79%	2.59%	1.85%
Dividend yield	1.65%	3.03%	2.94%
Volatility (1)	57.59%	57.11%	50.82%
Expected life (in years)	4.0	4.0	4.0
(1)	Expected volatilities are based on implied volatilities from publicly traded options to purchase Nabors' common shares, historical volatility of Nabors' common shares and other factors.

A summary of our unvested stock options as of December 31, 2019, and the changes during the year then ended is presented below:

		Weighted-Average
		Grant-Date Fair
Unvested Stock Options	Outstanding	Value
	(In thousands, except fair value)
Unvested as of December 31, 2018	17	$5.21
Granted	138	1.07
Vested	(155)	1.53
Forfeited	—	—
Unvested as of December 31, 2019	—	$—

The total intrinsic value of options exercised during 2017 was $5.1 million. There were no options exercised during 2019 or 2018. The total fair value of options that vested during the years ended December 31, 2019, 2018 and 2017 was $0.2 million, $0.4 million and $0.5 million, respectively.

Restricted Shares

Our stock plans allow grants of restricted shares. Restricted shares are issued on the grant date, but cannot be sold or transferred. Restricted shares vest in varying periodic installments ranging up to five years.

A summary of our restricted shares as of December 31, 2019, and the changes during the year then ended, is presented below:

		Weighted-Average
		Grant-Date Fair
Restricted shares	Outstanding	Value
	(In thousands, except fair value)
Unvested as of December 31, 2018	3,612	$9.16
Granted	3,265	3.26
Vested	(1,444)	9.66
Forfeited	(521)	6.06
Unvested as of December 31, 2019	4,912	$5.42

During 2019, 2018 and 2017, we awarded 3,264,925, 2,392,486 and 1,130,304 restricted shares, respectively, to our employees and directors. These awards had an aggregate value at their date of grant of $10.6 million, $16.6 million and $14.5 million, respectively, and were scheduled to vest over a period of up to four years. The fair value of restricted shares that vested during 2019, 2018 and 2017 was $4.1 million, $8.7 million and $19.2 million, respectively.

As of December 31, 2019, there was $17.9 million of total future compensation cost related to unvested restricted share awards that are expected to vest. That cost is expected to be recognized over a weighted-average period of approximately two years.

Restricted Shares Based on Performance Conditions

During the years ended December 31, 2019, 2018 and 2017, we awarded 2,412,631, 1,009,948 and 461,919 restricted shares, respectively, vesting over a period of three years to some of our executives. The Performance Share awards granted were based upon achievement of specific financial or operational objectives. The number of shares granted was determined by the percentage of performance goals achieved during fiscal years 2018, 2017 and 2016, respectively. These awards had an aggregate fair value at their date of grant of $7.5 million, $7.0 million and $7.1 million, respectively.

The following table sets forth information regarding outstanding restricted shares based on performance conditions as of December 31, 2019:

		Weighted-Average
		Grant-Date Fair
Performance based restricted shares	Outstanding	Value
	(In thousands, except fair value)
Outstanding as of December 31, 2018	1,746	$9.35
Granted	2,413	3.10
Vested	(919)	10.15
Outstanding as of December 31, 2019	3,240	$4.47

Until shares are granted, our Performance Share awards are liability-classified awards. Our accrued liabilities included $2.4 million for such awards at December 31, 2019 for the performance period beginning January 1, 2019 through December 31, 2019 and $2.2 million for such awards at December 31, 2018 for the performance period beginning January 1, 2018 through December 31, 2018. The fair value of these awards that vested during the years ended December 31, 2019, 2018 and 2017 was $2.5 million, $4.8 million and $7.1 million, respectively. The fair value of these liability-classified awards are estimated at each reporting period, based on internal metrics and marked to market.

Restricted Shares Based on Market Conditions

During 2019, 2018 and 2017, we granted awards for 2,609,561, 1,058,158 and 397,692 TSR Shares, respectively, which are equity classified awards and will vest on our performance compared to our peer group over a three-year period. These awards had an aggregate fair value at their date of grant of $3.7 million, $5.1 million and $4.4 million, respectively, after consideration of all assumptions.

The grant date fair value of these awards was based on a Monte Carlo model, using the following assumptions:

	Year Ended December 31,
	2019	2018	2017

Risk free interest rate	2.48%	2.02%	1.62%
Expected volatility	70.00%	57.00%	55.00%
Closing stock price at grant date	$2.19	$6.87	$16.81
Expected term (in years)	3.0	3.0	3.0

The following table sets forth information regarding outstanding restricted shares based on market conditions as of December 31, 2019:

		Weighted-Average
		Grant-Date Fair
Market based restricted shares	Outstanding	Value
	(In thousands, except fair value)
Outstanding as of December 31, 2018	1,357	$7.09
Granted	2,610	1.42
Vested	(188)	5.58
Forfeited	(562)	5.58
Outstanding as of December 31, 2019	3,217	$2.84

As of December 31, 2019, there was $4.2 million of total future compensation cost related to unvested TSR Share awards that are expected to vest.

Note 8 Property, Plant and Equipment

The major components of our property, plant and equipment are as follows:

	December 31,
	2019	2018
	(In thousands)
Land	$33,931	$43,187
Buildings	132,603	123,619
Drilling rigs and related equipment	12,948,504	13,021,580
Oilfield hauling and mobile equipment	270,826	267,223
Other machinery and equipment	192,081	197,094
Oil and gas properties	12,286	12,286
Construction-in-process (1)	25,391	30,395
	$13,615,622	$13,695,384
Less: accumulated depreciation and amortization	(8,685,073)	(8,227,514)
	$4,930,549	$5,467,870
(1)	Relates primarily to amounts capitalized for new or substantially new drilling rigs and related equipment that were under construction and had not yet been placed in service as of December 31, 2019 or 2018.

Depreciation expense included in depreciation and amortization expense in our consolidated statements of income (loss) totaled $869.6 million, $860.6 million and $835.9 million during 2019, 2018 and 2017, respectively.

Repair and maintenance expense included in direct costs in our consolidated statements of income (loss) totaled $248.6 million, $265.6 million and $241.4 million during 2019, 2018 and 2017, respectively.

Interest costs of $1.5 million, $1.0 million and $2.5 million were capitalized during 2019, 2018 and 2017, respectively.

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

Note 10 Debt

Debt consisted of the following:

	As of December 31,
	2019	2018
	(In thousands)
5.00% senior notes due September 2020 (1)	$282,046	$614,748
4.625% senior notes due September 2021	634,588	668,347
5.50% senior notes due January 2023	501,003	586,000
5.10% senior notes due September 2023	336,810	342,923
0.75% senior exchangeable notes due January 2024	472,603	450,689
5.75% senior notes due February 2025	781,502	791,502
2012 Revolving credit facility (1)	355,000	170,000
2018 Revolving credit facility	—	—
Other	—	561
	3,363,552	3,624,770
Less: current portion	—	561
Less: deferred financing costs	30,332	38,325
	$3,333,220	$3,585,884

(1)	The 5.00% senior notes due September 2020 and 2012 Revolving Credit Facility have been classified as long-term because we have the ability and intent to repay this obligation utilizing our 2018 Revolving Credit Facility.

As of December 31, 2019, the principal amount and maturities of our primary debt for each of the five years after 2019 and thereafter are as follows:

	Paid at Maturity
	(In thousands)
2020	$637,162	(1)
2021	634,999	(2)
2022	—
2023	838,281	(3)
2024	575,000	(4)
Thereafter	781,502	(5)
	$3,466,944
(1)	Represents our 5.00% senior notes due September 2020 and amounts outstanding under our 2012 Revolving Credit Facility due July 2020. Subsequent to the balance sheet through the date of this report, approximately $3.0 million aggregate principal amount of our 5.00% senior notes were repurchased in the open market, aside from the tender offer.

(2)	Represents our 4.625% senior notes due September 2021. Approximately $379.7 million aggregate principal amount of our 4.625% senior notes were tendered pursuant to the previously announced offer to purchase and consent solicitation during January 2020 and approximately $5.0 million aggregate principal amount were repurchased in the open market, aside from the tender offer.

(3)	Represents our 5.50% senior notes due January 2023 and 5.10% senior notes due September 2023. Approximately $407.7 million aggregate principal amount of our 5.50% senior notes and $165.5 million aggregate principal amount of our 5.10% senior notes were tendered pursuant to the previously announced offer to purchase and consent solicitation during January 2020. Subsequent to the balance sheet through the date of this report, approximately $9.0 million aggregate principal amount of our 5.50% senior notes and $4.2 million aggregate principal amount of our 5.10% senior notes were repurchased in the open market.

(4)	Represents our 0.75% senior exchangeable notes due January 2024.

(5)	Represents our 5.75% senior notes due February 2025.

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

During 2019, 2018 and 2017, we repurchased $468.3 million, $873.0 million, and $367.9 million aggregate principal amount of our senior unsecured notes for approximately $461.1 million, $906.5 million and $381.7 million, respectively, in cash, reflecting principal, accrued and unpaid interest. In connection with such repurchases, during 2019 we recognized a net gain of approximately $11.5 million. During 2018 and 2017 we recognized net losses of approximately $5.3 million and $16.0 million, respectively, which represents the premiums paid in connection with these repurchases or redemptions. These amounts are included in impairments and other charges in our consolidated statement of income (loss).

In January 2020, Nabors completed a private placement offering of $600.0 million aggregate principal amount of senior guaranteed notes due 2026 (the “2026 Notes”) and $400.0 million in aggregate principal amount of senior guaranteed notes due 2028 (the “2028 Notes” and, together with the 2026 Notes, the “notes”). The 2026 and 2028 Notes will bear interest at an annual rate of 7.25% and 7.50%, respectively. The notes are fully and unconditionally guaranteed by certain of Nabors’ indirect wholly-owned subsidiaries. The proceeds from this offering were used primarily to repurchase $952.9 million aggregate principal amount, for a net premium of $2.7 million (excluding accrued interest) certain of Nabors Delaware’s senior notes that were tendered pursuant to the previously announced offer to purchase and consent solicitation. The aggregate principal amount repurchased included approximately $407.7 million of our 5.50% senior notes due 2023, $379.7 million of our 4.625% senior notes due 2021 and $165.5 million of our 5.10% senior notes due 2023. The remaining proceeds were used to pay for transactional fees and for general corporate purposes, including the repayment of other debt. We also repurchased in the open market, aside from the tender offer, approximately $21.2 million aggregate principal amount of our various senior notes.

0.75% Senior Exchangeable Notes Due January 2024

In January 2017, Nabors Delaware issued $575.0 million in aggregate principal amount of 0.75% exchangeable senior unsecured notes due 2024, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 0.75% per year payable semiannually on January 15 and July 15 of each year, beginning on July 15, 2017. The exchangeable notes are bifurcated for accounting purposes into debt and equity components of $411.2 million and $163.8 million, respectively, based on the relative fair value at the issuance date. Debt issuance costs of $9.6 million and equity issuance costs of $3.9 million were capitalized in connection with the issuance of these notes in long-term debt and netted against the proceeds allocated to the equity component, respectively, in our consolidated balance sheet. The debt issuance costs are being amortized through January 2024.

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

2018 Revolving Credit Facility

On December 13, 2019, Nabors Delaware and Nabors Drilling Canada Limited (‘‘Nabors Canada’’ and together with Nabors Delaware, the ‘‘Borrowers’’) entered into Amendment No. 2 (the ‘‘Second Amendment’’) to the existing credit agreement dated October 11, 2018 (as amended, including such amendment, the “2018 Revolving Credit Facility”) by and among the Borrowers, the Guarantors identified therein, HSBC Bank Canada, as the Canadian lender (the ‘‘Canadian Lender’’) the issuing banks and other lenders party thereto (the ‘‘US Lenders’’ and, together with the Canadian Lender, the ‘‘Lenders’’) and Citibank, N.A., as administrative agent solely for the U.S. Lenders. Changes to the 2018 Credit Agreement resulting from the Second Amendment include, without limitation, the following:

●	Reduction of commitments of the US Lenders to $981.6 million and the commitment of the Canadian Lender to $32.0 million;
●	Replacement of the net debt/capitalization covenant with a covenant to maintain net funded debt at no greater than 5.5x EBITDA (as defined in the Second Amendment);
●	Maintaining the asset coverage ratio; provided that such ratio is measured only against the commitments under the 2018 Credit Agreement, plus debt incurred under the $100.0 million general indebtedness basket;
●	Reductions of $50.0 million to each of the general lien and general indebtedness baskets;
●	Addition of ability to incur upstream structurally-subordinated guaranteed indebtedness, subject to financial covenants;
●	Addition of ability to repay up to $150.0 million of Nabors Delaware’s notes due February 2025, subject to satisfaction of certain conditions; and
●	Addition of cure provisions

The 2018 Revolving Credit Facility has a borrowing capacity of $1.0136 billion and is fully and unconditionally guaranteed by Nabors and certain of its wholly owned subsidiaries. The 2018 Revolving Credit Facility matures at the earlier of (a) October 11, 2023 or (b) July 19, 2022, if any of Nabors Delaware’s existing 5.50% senior notes due January 2023 remain outstanding as of such date. Certain lenders have committed to provide Nabors Delaware an aggregate principal amount of $981.6 million under the 2018 Revolving Credit Facility, which may be drawn in U.S. dollars, and HSBC Bank Canada has committed to provide Nabors Canada an aggregate principal amount of $32 million in U.S. dollar equivalent, which can be drawn upon in either U.S. or Canadian dollars. The 2018 Revolving Credit Facility contains certain affirmative and negative covenants, including a financial covenant requiring Nabors to maintain a net funded debt to EBITDA (as defined in the Second Amendment) at no greater than 5.5 times EBITDA. Additionally, during any period in which Nabors Delaware fails to maintain an investment grade rating from at least two ratings agencies, the guarantors under the facility and their respective subsidiaries will be required to maintain an asset to debt coverage ratio (as defined in the 2018 Revolving Credit Facility) of at least 2.50:1. As of the date of this report, we had no borrowings outstanding under our 2018 Revolving Credit Facility. In order to make any future borrowings under the 2018 Revolving Credit Facility, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

As of the date of this report, we were in compliance with all covenants under the 2018 Revolving Credit Facility. If we fail to perform our obligations under the covenants, including financial covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. We expect to remain in compliance with all covenants under the 2018 Revolving Credit Facility during the twelve month period following the date of this report based on our current operational and financial projections. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

2012 Revolving Credit Facility

On October 11, 2018, Nabors Delaware entered into Amendment No. 3 to its existing credit agreement dated November 29, 2012 (as amended, including such amendment, the “2012 Revolving Credit Facility”), among itself, Nabors, Nabors Canada, HSBC Bank Canada, the other lenders party thereto, Citibank, N.A., and Wilmington Trust, National Association, as successor administrative agent (the “Amendment”). The Amendment, among other things, provides for Citibank, N.A.’s resignation as administrative agent and the appointment of Wilmington Trust, National Association as administrative agent, reduces the overall commitments available to $666.25 million and provides for certain lenders to exit the facility in order to become lenders under the 2018 Revolving Credit Facility. As of December

31, 2019, we had $355.0 million in borrowings outstanding under this facility. The weighted average interest rate on borrowings during the year ended December 31, 2019 was 3.71%. Availability under the 2012 Revolving Credit Facility is subject to a covenant not to exceed a net funded debt to capital ratio of 0.60:1. As of December 31, 2019 our net funded debt to capital ratio was 0.59:1. The 2012 Revolving Credit Facility expires in July 2020, or if we fail to comply with the net funded debt to capital covenant, the 2012 Revolving Credit Facility could be terminated earlier than July 2020. However, at such time as the 2012 Revolving Credit Facility becomes unavailable, we have the ability and intent to refinance the outstanding balance utilizing the 2018 Revolving Credit Facility, which has approximately $1.0 billion of available capacity as of December 31, 2019.

Short-Term Borrowings

We had 18 letter-of-credit facilities with various banks as of December 31, 2019. Availability and borrowings under our letter-of-credit facilities are as follows:

December 31,
2019
(In thousands)
Credit available	$890,902
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	146,788
Remaining availability	$744,114

Note 11 Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
United States and Other Jurisdictions	2019	2018	2017
	(In thousands)
United States	$5,979	$(119,419)	$(369,162)
Other jurisdictions	(594,901)	(399,375)	(210,922)
Income (loss) from continuing operations before income taxes	$(588,922)	$(518,794)	$(580,084)

Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Current:
U.S. federal	$1,210	$(32,351)	$(160,761)
Outside the U.S.	54,097	32,928	59,491
State	318	1,811	(810)
	$55,625	$2,388	$(102,080)
Deferred:
U.S. federal	$58,157	$37,476	$49,020
Outside the U.S.	(25,428)	39,518	(26,684)
State	3,222	(113)	(3,226)
	$35,951	$76,881	$19,110
Income tax expense (benefit)	$91,576	$79,269	$(82,970)

A reconciliation of our statutory tax rate to our worldwide effective tax rate consists of the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Income tax provision at statutory (Bermuda rate of 0%)	$—	$—	$—
Taxes (benefit) on U.S. and other international earnings (losses) at greater than the Bermuda rate	54,060	49,375	(98,119)
Increase (decrease) in valuation allowance	32,869	38,822	29,165
Impact of Tax Reform Act	—	—	138,635
Tax reserves and interest	1,107	(10,626)	(148,615)
State income taxes (benefit)	3,540	1,698	(4,036)
Income tax expense (benefit)	$91,576	$79,269	$(82,970)
Effective tax rate	(15.5%)	(15.3%)	14.3%

The increase in tax expense during 2019 compared to 2018 was primarily attributable to the change in our geographic mix of pre-tax earnings (losses). The ratio of pre-tax earnings in certain high tax jurisdictions compared to low or zero tax jurisdictions increased in 2019 compared to 2018, resulting in an increase in income tax expense. This increase was partially offset by certain discrete items. During 2019, we recognized a $29.6 million tax benefit from the release of a valuation allowance in one of our foreign jurisdictions related to net operating loss carryforwards. This was partially offset by a $14.4 million settlement of a tax dispute in one of our foreign jurisdictions. During 2018, we recognized a non-cash expense of $52.0 million to reflect a valuation allowance on deferred tax assets in Canada.

The components of our net deferred taxes consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$2,834,851	$1,967,910
Equity compensation	6,577	7,038
Deferred revenue	8,873	16,494
Tax credit and other attribute carryforwards	97,215	100,752
Insurance loss reserves	2,248	2,451
Accrued interest	172,120	206,088
Other	95,588	82,167
Subtotal	3,217,472	2,382,900
Valuation allowance	(2,813,567)	(1,917,390)
Deferred tax assets:	$403,905	$465,510
Deferred tax liabilities:
Depreciation and amortization for tax in excess of book expense	$80,155	$102,810
Other	21,055	23,920
Deferred tax liability	$101,210	$126,730
Net deferred tax assets (liabilities)	$302,695	$338,780
Balance Sheet Summary:
Net noncurrent deferred tax asset	$305,844	$345,091
Net noncurrent deferred tax liability	(3,149)	(6,311)
Net deferred tax asset (liability)	$302,695	$338,780

As of December 31, 2019 we had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $418.3 million, $1.1 billion and 10.9 billion, respectively. Of those amounts, $3.7 billion will expire between 2020 and 2040 if not utilized. We provide a valuation allowance against NOL carryforwards in various tax jurisdictions based on our consideration of existing temporary differences and expected future earning levels in those jurisdictions. A valuation allowance of approximately $2.6 billion has been recognized related to certain NOL carryforwards as we believe it is more likely than not that the benefit of these NOL carryforwards will not be realized.

The following is a reconciliation of our uncertain tax positions:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance as of January 1	$25,711	$33,203	$179,255
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	1,003	308	25,119
Reductions for tax positions for prior years	(860)	(7,800)	(171,171)
Settlements	(84)	—	—
Balance as of December 31	$25,770	$25,711	$33,203

If the unrecognized tax benefits of $25.7 million are realized, this would favorably impact the worldwide effective tax rate. As of December 31, 2019, 2018 and 2017, we had approximately $7.7 million, $6.7 million and $9.7 million, respectively, of interest and penalties related to uncertain tax positions. During 2019, 2018 and 2017, we accrued and recognized estimated interest and penalties related to uncertain tax positions of approximately $0.8 million, $1.0 million and $0.5 million, respectively. We include potential interest and penalties related to uncertain tax positions within our global operations in the income tax expense (benefit) line item in our consolidated statements of income (loss).

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

We conduct business globally and, as a result, we file numerous income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Algeria, Canada, Mexico, Saudi Arabia and the United States. We are no longer subject to U.S. Federal income tax examinations for years before 2016 and non-U.S. income tax examinations for years before 2007.

Note 12 Shareholders’ Equity

Common shares

Our authorized share capital consists of 825.0 million shares of which 800.0 million are common shares, par value $0.001 per share, and 25.0 million are preferred shares, par value $0.001 per share. The preferred shares are issuable in one or more classes or series, full, limited or no voting rights, designations, preferences, special rights, qualifications, limitations and restrictions, as may be determined by the Board.

During 2018, we issued 40.25 million of our common shares at a price to the public of $7.75 per share. Nabors received aggregate net proceeds of approximately $301.4 million after deducting underwriting discounts, commissions and offering expenses.

During 2017, with approval of the Board, we repurchased 3.1 million of our common shares in the open market for $18.1 million, all of which are held by our subsidiaries, and which are accounted for as treasury shares.

From time to time, treasury shares may be reissued. When shares are reissued, we use the weighted-average-cost method for determining cost. The difference between the cost of the shares and the issuance price is added to or deducted from our capital in excess of par value account. No shares have been reissued during 2019, 2018 or 2017.

On February 20, 2020, a cash dividend of $0.01 per share was declared for shareholders of record on March 12, 2020 and will be paid on April 2, 2020.

Convertible Preferred Shares

During 2018, we issued 5.75 million (including the underwriters option for .75 million) of our 6% Series A Mandatory Convertible Preferred Shares (the “mandatory convertible preferred shares”), par value $.001 per share, with a liquidation preference of $50 per share. Nabors received aggregate net proceeds of approximately $277.9 million after deducting underwriting discounts, commissions and offering expenses. During 2019, we repurchased 136,772 of our mandatory convertible preferred shares for approximately $2.9 million.

The dividends on the mandatory convertible preferred shares are payable on a cumulative basis at a rate of 6% annually on the initial liquidation preference of $50 per share. Dividends accumulate and are paid quarterly to the extent that we have available funds and our Board of Directors declares a dividend payable. We may elect to pay any accumulated and unpaid dividends in cash or common shares or any combination thereof. At issuance, each mandatory convertible preferred share was automatically convertible into between 5.3763 and 6.4516 of our common shares based on the average share price over a period of twenty consecutive trading days ending prior to May 1, 2021, subject to anti-dilution adjustments. As a result of the dividends paid on our common shares since the offering, the conversion rate for each mandatory convertible preferred share has been adjusted to between 5.6751 and 6.8102 of our common shares. At any time prior to May 1, 2021, a holder of mandatory convertible preferred shares may convert such mandatory convertible preferred shares into our common shares at the minimum conversion rate, subject to adjustment.

On February 20, 2020, a cash dividend of $0.75 per mandatory convertible preferred share was declared for shareholders of record on April 15, 2020 and will be paid on May 1, 2020.

Note 13 Joint Ventures

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

The condensed balance sheet of SANAD, as included in our consolidated balance sheet, is presented below.

	December 31,
	2019	2018
	(In thousands)
Assets:
Cash and cash equivalents	$289,575	$211,618
Accounts receivable	68,624	73,699
Other current assets	18,149	17,198
Property, plant and equipment, net	455,751	457,963
Other long-term assets	15,118	36,583
Total assets	$847,217	$797,061
Liabilities:
Accounts payable	$64,365	$60,087
Accrued liabilities	17,929	8,530
Total liabilities	$82,294	$68,617

Note 14 Related-Party Transactions

Nabors and certain current and former key employees, including Mr. Petrello, entered into split-dollar life insurance agreements, pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in some instances, members of their families. These agreements provide that we are reimbursed for the premium payments upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could be limited to the cash surrender value of the policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $6.6 million related to these policies. The cash surrender value of these policies of approximately $5.5 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2019 and 2018.

Under the Sarbanes-Oxley Act of 2002, the payment of premiums by Nabors under the agreements could be deemed to be prohibited loans by us to these individuals. Consequently, we have paid no premiums related to our agreements with these individuals since the adoption of the Sarbanes-Oxley Act.

In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our unconsolidated affiliates at market prices. Historically, these transactions primarily related to our former equity method investment in Nabors Arabia. During 2017, our joint venture with Saudi Aramco, SANAD, began operations. As such, we have included transactions with Saudi Aramco effective as of the commencement of operations of SANAD. See Note 13 — Joint Ventures. Revenues from business transactions with these affiliated entities totaled $672.9 million, $723.8 million and $65.7 million for 2019, 2018 and 2017, respectively. Expenses from business transactions with these affiliated entities totaled $0.2 million and $0.1 million for 2018 and 2017. Additionally, we had accounts receivable from these affiliated entities of $80.6 million and $122.9 million as of December 31, 2019 and 2018.

In addition, Mr. Crane, one of our independent directors, is Chairman and Chief Executive Officer of Crane Capital Group Inc. (“CCG”), an investment company that indirectly owns a majority interest in several operating companies, some of which have provided services to us in the ordinary course of business, including international logistics and electricity. During 2019, 2018 and 2017, we made payments for these services of $18.9 million, $19.9 million and $14.6 million, respectively. We had accounts payable to these CCG-related companies of $2.4 million and $0.8 million as of December 31, 2019 and 2018.

Note 15 Commitments and Contingencies

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

Leases

Nabors and its subsidiaries occupy various facilities and lease certain equipment under various lease agreements. Rental expense relating to operating leases with terms greater than 30 days amounted to $15.9 million, $18.7 million and $15.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 21 — Leases for more information on the minimum rental commitments under non-cancelable operating leases.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $23.7 million (at December 31, 2019 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $15.7 million in excess of amounts accrued.

On September 29, 2017, we were sued, along with Tesco Corporation and its Board of Directors, in a putative shareholder class action filed in the United States District Court for the Southern District of Texas, Houston Division. The plaintiff alleges that the September 18, 2017 Preliminary Proxy Statement filed by Tesco with the United States Securities and Exchange Commission omitted material information with respect to the proposed transaction between Tesco and Nabors announced on August 14, 2017. The plaintiff claims that the omissions rendered the Proxy Statement false and misleading, constituting a violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. The court consolidated several matters and entered a lead plaintiff appointment order. The plaintiff filed their amended complaint, adding Nabors Industries Ltd. as a party to the consolidated action. Nabors filed its motion to dismiss, which was granted by the court on March 29, 2019. The parties have filed appellate briefs with the Fifth Circuit Court of Appeals, and arguments have been set for March 4, 2020. Nabors will continue to vigorously defend itself against the allegations.

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

Off-Balance Sheet Arrangements (Including Guarantees)

We are a party to some transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements include the A/R Agreement (see Note 4—Accounts Receivable Sales Agreement) and certain agreements and obligations under which we provide financial or performance assurance to third parties. Certain of these financial or performance assurances serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. In addition, we have provided indemnifications, which serve as guarantees, to some third parties. These guarantees include indemnification provided by Nabors to our share transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2020	2021	2022	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$216,053	3,690	—	—	$219,743

Note 16 Earnings (Losses) Per Share

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

Diluted earnings (losses) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and unvested restricted stock. Shares issuable upon exchange of the $575.0 million 0.75% exchangeable notes are not included in the calculation of diluted earnings (losses) per share unless the exchange value of the notes exceeds their principal amount at the end of the relevant reporting period, in which case the notes will be accounted for as if the number of common shares that would be necessary to settle the excess are issued. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings (losses) per share calculation, when the price of our shares exceeds $25.16 on the last trading day of the quarter, which did not occur during the year ended December 31, 2019.

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(680,498)	$(598,063)	$(497,114)
Less: net (income) loss attributable to noncontrolling interest	(22,375)	(28,222)	(6,178)
Less: preferred stock dividends	(17,244)	(12,305)	—
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(20,534)	(11,098)	—
Less: distributed and undistributed earnings allocated to unvested shareholders	(459)	(1,819)	13,210
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(741,110)	$(651,507)	$(490,082)
Income (loss) from discontinued operations, net of tax	$(12)	$(14,663)	$(43,519)

Weighted-average number of shares outstanding - basic	351,617	334,397	280,653
Earnings (losses) per share:
Basic from continuing operations	$(2.11)	$(1.95)	$(1.75)
Basic from discontinued operations	—	(0.04)	(0.15)
Total Basic	$(2.11)	$(1.99)	$(1.90)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(741,110)	$(651,507)	$(490,082)
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(741,110)	$(651,507)	$(490,082)
Income (loss) from discontinued operations, net of tax	$(12)	$(14,663)	$(43,519)

Weighted-average number of shares outstanding - basic	351,617	334,397	280,653
Add: dilutive effect of potential common shares	—	—	—
Weighted-average number of shares outstanding - diluted	351,617	334,397	280,653
Earnings (losses) per share:
Diluted from continuing operations	$(2.11)	$(1.95)	$(1.75)
Diluted from discontinued operations	—	(0.04)	(0.15)
Total Diluted	$(2.11)	$(1.99)	$(1.90)

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

	Year Ended December 31,
	2019	2018	2017
	(In thousands)

Potentially dilutive securities excluded as anti-dilutive	1,994	4,341	4,534

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

Additionally, we excluded 39.2 million common shares from the computation of diluted shares issuable upon the conversion of mandatory convertible preferred shares, because their effect would be anti-dilutive under the if-converted method.

Note 17 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	December 31,
	2019	2018
	(In thousands)
Accrued compensation	$97,003	$92,358
Deferred revenue and proceeds on insurance and asset sales	89,051	149,266
Other taxes payable	31,472	33,199
Workers’ compensation liabilities	30,214	16,316
Interest payable	51,316	59,718
Litigation reserves	14,736	24,926
Current liability to discontinued operations	—	2,445
Dividends declared and payable	7,832	25,330
Other accrued liabilities	11,658	14,354
	$333,282	$417,912

Investment income (loss) includes the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Interest and dividend income	$8,424	$4,957	$2,227
Gains (losses) on marketable securities	1,794	(14,456)	(1,033)
	$10,218	$(9,499)	$1,194

Other, net includes the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$7,141	$11,789	$19,026
Litigation expenses and reserves	5,226	9,939	1,273
Foreign currency transaction losses (gains)	20,929	4,156	1,603
Other losses (gains)	(72)	3,648	(7,022)
	$33,224	$29,532	$14,880

The changes in accumulated other comprehensive income (loss), by component, include the following:

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2018	$(922)	$9,144	$(4,111)	$7,074	$11,185
Other comprehensive income (loss) before reclassifications	—	—	—	(31,962)	(31,962)
Amounts reclassified from accumulated other comprehensive income (loss)	430	—	166	—	596
Adoption of ASU No. 2016-01	—	(9,144)	—	—	(9,144)
Net other comprehensive income (loss)	430	(9,144)	166	(31,962)	(40,510)
As of December 31, 2018	$(492)	$—	$(3,945)	$(24,888)	$(29,325)
(1)	All amounts are net of tax.

		Unrealized
	Gains	gains (losses)	Defined
	(losses) on	on available-	benefit	Foreign
	cash flow	for-sale	pension plan	currency
	hedges	securities	items	items	Total
	(In thousands (1) )
As of January 1, 2019	$(492)	$—	$(3,945)	$(24,888)	$(29,325)
Other comprehensive income (loss) before reclassifications	—	—	—	16,943	16,943
Amounts reclassified from accumulated other comprehensive income (loss)	427	—	167	—	594
Net other comprehensive income (loss)	427	—	167	16,943	17,537
As of December 31, 2019	$(65)	$—	$(3,778)	$(7,945)	$(11,788)
(1)	All amounts are net of tax.

The line items that were reclassified to net income include the following:

Line item in consolidated statement of income (loss)

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Impairments and other charges	$—	$—	$970
Interest expense	567	567	613
General and administrative expenses	217	216	200
Total income (loss) from continuing operations before income tax	(784)	(783)	(1,783)
Tax expense (benefit)	(190)	(187)	(315)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(594)	$(596)	$(1,468)

Supplemental cash flow information includes the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash paid for income taxes	$6,553	$11,383	$20,581
Cash paid for interest, net of capitalized interest	$174,357	$202,803	$191,986
Net change in accounts payable related to capital expenditures	$(7,624)	$(8,556)	$(35,227)
Non-cash increase in assets attributable to redeemable noncontrolling interest in subsidiary	$—	$43,928	$142,875
Acquisitions of businesses:
Fair value of assets acquired	$2,929	$48,053	$280,709
Goodwill	—	11,436	5,690
Liabilities assumed	—	(34,489)	(55,742)
Share issuance as consideration (non-cash financing activity)	—	—	(178,993)
Cash paid for acquisitions of businesses	2,929	25,000	51,664
Cash and restricted cash acquired in acquisitions of businesses	—	(4,141)	(63,983)
Cash (acquired in) paid for acquisitions of businesses, net	$2,929	$20,859	$(12,319)

Note 18 Unaudited Quarterly Financial Information

	Year Ended December 31, 2019
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Operating revenues	$799,640	$771,406	$758,076	$714,261
Income (loss) from continuing operations, net of tax	$(103,376)	$(192,801)	$(99,788)	$(284,533)
Income (loss) from discontinued operations, net of tax	(157)	(34)	157	22
Net income (loss)	(103,533)	(192,835)	(99,631)	(284,511)
Less: Net (income) loss attributable to noncontrolling interest	(14,176)	(10,729)	(19,297)	21,827
Net income (loss) attributable to Nabors	$(117,709)	$(203,564)	$(118,928)	$(262,684)
Less: Preferred stock dividend	(4,313)	(4,312)	(4,310)	(4,309)
Net income (loss) attributable to Nabors common shareholders	$(122,022)	$(207,876)	$(123,238)	$(266,993)
Earnings (losses) per share: (1)
Basic from continuing operations	$(0.36)	$(0.61)	$(0.37)	$(0.77)
Basic from discontinued operations	—	—	—	—
Total Basic	$(0.36)	$(0.61)	$(0.37)	$(0.77)
Diluted from continuing operations	$(0.36)	$(0.61)	$(0.37)	$(0.77)
Diluted from discontinued operations	—	—	—	—
Total Diluted	$(0.36)	$(0.61)	$(0.37)	$(0.77)

	Year Ended December 31, 2018
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)

Operating revenues	$734,194	$761,920	$779,425	$782,080
Income (loss) from continuing operations, net of tax	$(143,587)	$(195,215)	$(93,710)	$(165,551)
Income (loss) from discontinued operations, net of tax	(75)	(584)	(13,933)	(71)
Net income (loss)	(143,662)	(195,799)	(107,643)	(165,622)
Less: Net (income) loss attributable to noncontrolling interest	(539)	(2,953)	(6,934)	(17,796)
Net income (loss) attributable to Nabors	$(144,201)	$(198,752)	$(114,577)	$(183,418)
Less: Preferred stock dividend	—	(3,680)	(4,313)	(4,312)
Net income (loss) attributable to Nabors common shareholders	$(144,201)	$(202,432)	$(118,890)	$(187,730)
Earnings (losses) per share: (1)
Basic from continuing operations	$(0.46)	$(0.61)	$(0.31)	$(0.55)
Basic from discontinued operations	—	—	(0.04)	—
Total Basic	$(0.46)	$(0.61)	$(0.35)	$(0.55)
Diluted from continuing operations	$(0.46)	$(0.61)	$(0.31)	$(0.55)
Diluted from discontinued operations	—	—	(0.04)	—
Total Diluted	$(0.46)	$(0.61)	$(0.35)	$(0.55)
(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.
(2)

Note 19 Segment Information

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

The following table sets forth financial information with respect to our reportable operating segments:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Operating revenues:
U.S. Drilling	$1,240,936	$1,083,227	$805,223
Canada Drilling	68,274	105,000	82,929
International Drilling	1,324,142	1,469,038	1,474,060
Drilling Solutions	252,790	250,242	140,701
Rig Technologies	260,226	270,988	234,542
Other reconciling items (1)	(102,985)	(120,876)	(173,170)
Total	$3,043,383	$3,057,619	$2,564,285

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$64,313	$(21,298)	$(213,877)
Canada Drilling	(14,483)	(6,166)	(22,262)
International Drilling	(8,903)	74,221	108,428
Drilling Solutions	59,465	37,626	16,738
Rig Technologies	(11,247)	(25,762)	(30,964)
Total segment adjusted operating income (loss)	$89,145	$58,621	$(141,937)

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total segment adjusted operating income (loss) (2)	$89,145	$58,621	$(141,937)
Other reconciling items (3)	(160,274)	(166,815)	(157,043)
Earnings (losses) from unconsolidated affiliates	(5)	1	7
Investment income (loss)	10,218	(9,499)	1,194
Interest expense	(204,311)	(227,124)	(222,889)
Impairments and other charges	(290,471)	(144,446)	(44,536)
Other, net	(33,224)	(29,532)	(14,880)
Income (loss) from continuing operations before income taxes	$(588,922)	$(518,794)	$(580,084)

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Depreciation and amortization
U.S. Drilling	$419,680	$394,586	$375,171
Canada Drilling	29,766	37,172	39,597
International Drilling	372,883	383,227	400,753
Drilling Solutions	32,289	31,037	16,188
Rig Technologies	12,715	16,387	11,530
Other reconciling items (3)	8,758	4,461	(296)
Total	$876,091	$866,870	$842,943

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Capital expenditures:
U.S. Drilling	$184,705	$222,338	$330,875
Canada Drilling	5,020	12,981	17,197
International Drilling	209,728	172,565	159,817
Drilling Solutions	23,598	30,709	35,617
Rig Technologies	6,592	12,250	4,715
Other reconciling items (3)	(5,676)	2,592	(9,030)
Total	$423,967	$453,435	$539,191

	December 31,
	2019	2018
	(In thousands)
Total assets:
U.S. Drilling	$2,369,200	$2,982,974
Canada Drilling	202,706	252,817
International Drilling	2,979,494	3,320,347
Drilling Solutions	218,004	281,078
Rig Technologies	324,523	401,044
Other reconciling items (3)	666,731	615,684
Total	$6,760,658	$7,853,944
(1)	Represents the elimination of inter-segment transactions.

(2)	Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), impairments and other charges and other, net. Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) from continuing operations before income taxes is provided in the above table.

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

The following table sets forth financial information with respect to Nabors’ operations by geographic area based on the location of service provided:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Operating revenues
U.S.	$1,554,442	$1,347,448	$973,464
Outside the U.S.	1,488,941	1,710,171	1,590,821
	$3,043,383	$3,057,619	$2,564,285
Property, plant and equipment, net:
U.S.	$2,470,579	$2,892,910	$3,163,425
Outside the U.S.	2,459,970	2,574,960	2,946,140
	$4,930,549	$5,467,870	$6,109,565
Goodwill:
U.S.	$13,430	$65,633	$54,198
Outside the U.S.	14,950	118,281	119,028
	$28,380	$183,914	$173,226

During the years ended December 31, 2019, 2018 and 2017, $696.4 million, $764.5 million and $727.7 million of our consolidated operating revenue was from Saudi Arabia. No other individual country outside of the U.S. was material to our consolidated operating revenue during any of the three periods presented.

One customer accounted for approximately 22%, 24% and 29% of our consolidated operating revenues during the years ended December 31, 2019, 2018 and 2017, respectively, and is included primarily in our International Drilling reportable segment.

Note 20 Revenue Recognition

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Year Ended
	December 31, 2019
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$1,021,879	$—	$—	$170,639	$172,559	$—	$1,365,077
U.S. Offshore Gulf of Mexico	156,931	—	—	13,331	—	—	170,262
Alaska	62,126	—	—	4,787	986	—	67,899
Canada	—	68,274	—	1,749	8,852	—	78,875
Middle East & Asia	—	—	765,493	43,941	56,455	—	865,889
Latin America	—	—	355,189	15,558	2,318	—	373,065
Europe, Africa & CIS	—	—	203,460	2,785	19,056	—	225,301
Eliminations & other	—	—	—	—	—	(102,985)	(102,985)
Total	$1,240,936	$68,274	$1,324,142	$252,790	$260,226	$(102,985)	$3,043,383

	Year Ended
	December 31, 2018
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$910,819	$—	$—	$173,219	$188,550	$—	$1,272,588
U.S. Offshore Gulf of Mexico	122,946	—	—	13,776	—	—	136,722
Alaska	49,462	—	—	3,670	777	—	53,909
Canada	—	105,000	—	5,849	29,682	—	140,531
Middle East & Asia	—	—	888,500	35,486	26,236	—	950,222
Latin America	—	—	360,385	15,350	8,514	—	384,249
Europe, Africa & CIS	—	—	220,153	2,892	17,229	—	240,274
Eliminations & other	—	—	—	—	—	(120,876)	(120,876)
Total	$1,083,227	$105,000	$1,469,038	$250,242	$270,988	$(120,876)	$3,057,619

	Year Ended
	December 31, 2017
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$681,669	$—	$—	$118,574	$211,609	$—	$1,011,852
U.S. Offshore Gulf of Mexico	75,994	—	—	1,021	—	—	77,015
Alaska	47,560	—	—	3,925	623	—	52,108
Canada	—	82,929	—	6,054	7,618	—	96,601
Middle East & Asia	—	—	875,175	7,397	13,493	—	896,065
Latin America	—	—	388,235	3,266	392	—	391,893
Europe, Africa & CIS	—	—	210,650	464	807	—	211,921
Eliminations & other	—	—	—	—	—	(173,170)	(173,170)
Total	$805,223	$82,929	$1,474,060	$140,701	$234,542	$(173,170)	$2,564,285

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)
	(In millions)
As of December 31, 2018	$791.2	$55.8	$32.3	$116.7	$69.7
As of December 31, 2019	$507.0	$48.6	$24.9	$66.8	$70.5

Approximately 65% of the contract liability balance at the beginning of the period was recognized as revenue during 2019 and 22% is expected to be recognized during 2020. The remaining 13% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2021 or thereafter.

Additionally, 60% of the contract asset balance at the beginning of the period was recognized as expense during 2019 and 20% is expected to be recognized during 2020. The remaining 20% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2021 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

Note 21 Leases

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

Lease Position

The table below presents the lease related assets and liabilities recorded on our condensed consolidated balance sheet:

		December 31,
		2019
	Classification on the Balance Sheet	(In thousands)
Assets
Operating lease assets	Other long-term assets	$46,647
Total lease assets		$46,647

Liabilities
Current liabilities:
Operating lease liabilities	Current lease liabilities	$13,479
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	$33,396
Total lease liabilities		$46,875

Lease Costs

The table below presents certain information related to the lease costs for our operating leases:

Year Ended
December 31,
2019
(In thousands)
Operating lease cost	$16,154
Short-term lease cost	2,568
Variable lease cost	605
Total lease cost	$19,327

Other Information

The table below presents supplemental cash flow information related to leases:

Year Ended December 31,
2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$16,154

Right of use assets obtained in exchange for lease obligations:
Operating leases	$17,852

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases:

December 31,
2019

Weighted-average remaining lease term - operating leases	7.13
Weighted-average discount rate - operating leases	5.97%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet:

December 31, 2019
(In thousands)
2020	$15,586
2021	10,344
2022	7,099
2023	4,816
2024	2,577
Thereafter	17,649
Total undiscounted lease liability	58,071
Less: amount of lease payments representing interest	(11,196)
Long-term lease obligations	$46,875

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of December 31, 2019 and 2018, and statements of income (loss), statements of comprehensive income (loss) and the statements of cash flows for the years ended December 31, 2019, 2018 and 2017 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	December 31, 2019
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$319	$38	$435,633	$—	$435,990
Short-term investments	—	—	16,506	—	16,506
Accounts receivable, net	—	—	453,042	—	453,042
Inventory, net	—	—	176,341	—	176,341
Assets held for sale	—	—	2,530	—	2,530
Other current assets	50	—	164,207	—	164,257
Total current assets	369	38	1,248,259	—	1,248,666
Property, plant and equipment, net	—	—	4,930,549	—	4,930,549
Goodwill	—	—	28,380	—	28,380
Intercompany receivables	51	—	2,611	(2,662)	—
Investment in consolidated affiliates	2,001,607	5,780,656	4,226,017	(12,008,280)	—
Deferred income taxes	—	431,441	305,844	(431,441)	305,844
Other long-term assets	—	99	254,445	(7,325)	247,219
Total assets	$2,002,027	$6,212,234	$10,996,105	$(12,449,708)	$6,760,658

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$—	$—	$—
Trade accounts payable	128	1	295,030	—	295,159
Accrued liabilities	8,579	51,701	273,002	—	333,282
Income taxes payable	—	—	14,628	—	14,628
Current lease liabilities	—	—	13,479	—	13,479
Total current liabilities	8,707	51,702	596,139	—	656,548
Long-term debt	—	3,340,545	—	(7,325)	3,333,220
Other long-term liabilities	—	29,331	262,853	—	292,184
Deferred income taxes	—	—	434,590	(431,441)	3,149
Intercompany payable	10,508	231,759	(239,605)	(2,662)	—
Total liabilities	19,215	3,653,337	1,053,977	(441,428)	4,285,101
Redeemable noncontrolling interest in subsidiary	—	—	425,392	—	425,392
Shareholders’ equity	1,982,812	2,558,897	9,449,382	(12,008,280)	1,982,811
Noncontrolling interest	—	—	67,354	—	67,354
Total equity	1,982,812	2,558,897	9,516,736	(12,008,280)	2,050,165
Total liabilities and equity	$2,002,027	$6,212,234	$10,996,105	$(12,449,708)	$6,760,658

	December 31, 2018
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$474	$42	$447,250	$—	$447,766
Short-term investments	—	—	34,036	—	34,036
Accounts receivable, net	—	—	756,320	—	756,320
Inventory, net	—	—	165,587	—	165,587
Assets held for sale	—	—	12,250	—	12,250
Other current assets	50	433	177,121	—	177,604
Total current assets	524	475	1,592,564	—	1,593,563
Property, plant and equipment, net	—	—	5,467,870	—	5,467,870
Goodwill	—	—	183,914	—	183,914
Intercompany receivables	95,946	218,129	2,611	(316,686)	—
Investment in consolidated affiliates	2,658,827	5,494,886	4,079,269	(12,232,982)	—
Deferred income taxes	—	388,089	345,091	(388,089)	345,091
Other long-term assets	—	142	277,689	(14,325)	263,506
Total assets	$2,755,297	$6,101,721	$11,949,008	$(12,952,082)	$7,853,944

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$561	$—	$561
Trade accounts payable	132	14	392,697	—	392,843
Accrued liabilities	28,815	62,830	326,267	—	417,912
Income taxes payable	—	—	20,761	—	20,761
Total current liabilities	28,947	62,844	740,286	—	832,077
Long-term debt	—	3,600,209	—	(14,325)	3,585,884
Other long-term liabilities	—	29,331	245,154	—	274,485
Deferred income taxes	—	—	394,400	(388,089)	6,311
Intercompany payable	25,500	—	291,186	(316,686)	—
Total liabilities	54,447	3,692,384	1,671,026	(719,100)	4,698,757
Redeemable noncontrolling interest in subsidiary	—	—	404,861	—	404,861
Shareholders’ equity	2,700,850	2,409,337	9,823,645	(12,232,982)	2,700,850
Noncontrolling interest	—	—	49,476	—	49,476
Total equity	2,700,850	2,409,337	9,873,121	(12,232,982)	2,750,326
Total liabilities and equity	$2,755,297	$6,101,721	$11,949,008	$(12,952,082)	$7,853,944

Condensed Consolidating Statements of Income (Loss)

	Year Ended December 31, 2019
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$3,043,383	$—	$3,043,383
Earnings (losses) from unconsolidated affiliates	—	—	(5)	—	(5)
Earnings (losses) from consolidated affiliates	(693,450)	285,612	140,474	267,364	—
Investment income (loss)	—	—	12,330	(2,112)	10,218
Total revenues and other income	(693,450)	285,612	3,196,182	265,252	3,053,596
Costs and other deductions:
Direct costs	—	6	1,929,325	—	1,929,331
General and administrative expenses	8,255	673	251,375	(1,572)	258,731
Research and engineering	—	—	50,359	—	50,359
Depreciation and amortization	—	125	875,966	—	876,091
Interest expense, net	—	204,963	(652)	—	204,311
Impairments and other charges	—	—	290,471	—	290,471
Other, net	1,043	(17,277)	47,886	1,572	33,224
Intercompany interest expense, net	137	—	(137)	—	—
Total costs and other deductions	9,435	188,490	3,444,593	—	3,642,518
Income (loss) from continuing operations before income taxes	(702,885)	97,122	(248,411)	265,252	(588,922)
Income tax expense (benefit)	—	(43,352)	134,928	—	91,576
Income (loss) from continuing operations, net of tax	(702,885)	140,474	(383,339)	265,252	(680,498)
Income (loss) from discontinued operations, net of tax	—	—	(12)	—	(12)
Net income (loss)	(702,885)	140,474	(383,351)	265,252	(680,510)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(22,375)	—	(22,375)
Net income (loss) attributable to Nabors	$(702,885)	$140,474	$(405,726)	$265,252	$(702,885)
Less: Preferred stock dividend	(17,244)	—	—	—	(17,244)
Net income (loss) attributable to Nabors common shareholders	$(720,129)	$140,474	$(405,726)	$265,252	$(720,129)

	Year Ended December 31, 2018
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)

Revenues and other income:
Operating revenues	$—	$—	$3,057,619	$—	$3,057,619
Earnings (losses) from unconsolidated affiliates	—	—	1	—	1
Earnings (losses) from consolidated affiliates	(629,060)	218,539	35,279	375,242	—
Investment income (loss)	2	—	2,984	(12,485)	(9,499)
Total revenues and other income	(629,058)	218,539	3,095,883	362,757	3,048,121
Costs and other deductions:
Direct costs	—	—	1,976,974	—	1,976,974
General and administrative expenses	9,725	635	256,145	(683)	265,822
Research and engineering	—	—	56,147	—	56,147
Depreciation and amortization	—	125	866,745	—	866,870
Interest expense, net	—	231,971	(4,847)	—	227,124
Impairments and other charges	—	5,269	139,177	—	144,446
Other, net	1,803	—	27,046	683	29,532
Intercompany interest expense	362	—	(362)	—	—
Total costs and other deductions	11,890	238,000	3,317,025	—	3,566,915
Income (loss) from continuing operations before income taxes	(640,948)	(19,461)	(221,142)	362,757	(518,794)
Income tax expense (benefit)	—	(54,740)	134,009	—	79,269
Income (loss) from continuing operations, net of tax	(640,948)	35,279	(355,151)	362,757	(598,063)
Income (loss) from discontinued operations, net of tax	—	—	(14,663)	—	(14,663)
Net income (loss)	(640,948)	35,279	(369,814)	362,757	(612,726)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(28,222)	—	(28,222)
Net income (loss) attributable to Nabors	$(640,948)	$35,279	$(398,036)	$362,757	$(640,948)
Less: Preferred stock dividend	(12,305)	—	—	—	(12,305)
Net income (loss) attributable to Nabors common shareholders	$(653,253)	$35,279	$(398,036)	$362,757	$(653,253)

	Year Ended December 31, 2017
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$2,564,285	$—	$2,564,285
Earnings (losses) from unconsolidated affiliates	—	—	7	—	7
Earnings (losses) from consolidated affiliates	(528,180)	18,380	(343,233)	853,033	—
Investment income (loss)	17	63	13,031	(11,917)	1,194
Total revenues and other income	(528,163)	18,443	2,234,090	841,116	2,565,486
Costs and other deductions:
Direct costs	—	—	1,718,069	—	1,718,069
General and administrative expenses	10,995	715	240,139	(665)	251,184
Research and engineering	—	—	51,069	—	51,069
Depreciation and amortization	—	125	842,818	—	842,943
Interest expense, net	—	232,103	(9,214)	—	222,889
Impairments and other charges	—	—	44,536	—	44,536
Other, net	7,662	19,033	(12,480)	665	14,880
Intercompany interest expense, net	(9)	—	9	—	—
Total costs and other deductions	18,648	251,976	2,874,946	—	3,145,570
Income (loss) from continuing operations before income taxes	(546,811)	(233,533)	(640,856)	841,116	(580,084)
Income tax expense (benefit)	—	109,700	(192,670)	—	(82,970)
Income (loss) from continuing operations, net of tax	(546,811)	(343,233)	(448,186)	841,116	(497,114)
Income (loss) from discontinued operations, net of tax	—	—	(43,519)	—	(43,519)
Net income (loss)	(546,811)	(343,233)	(491,705)	841,116	(540,633)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(6,178)	—	(6,178)
Net income (loss) attributable to Nabors	$(546,811)	$(343,233)	$(497,883)	$841,116	$(546,811)
Less: Preferred stock dividend	—	—	—	—	—
Net income (loss) attributable to Nabors common shareholders	$(546,811)	$(343,233)	$(497,883)	$841,116	$(546,811)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2019
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(702,885)	$140,474	$(405,726)	$265,252	$(702,885)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	16,943	(3)	16,943	(16,940)	16,943
Pension liability amortization and adjustment	217	217	434	(651)	217
Unrealized gains (losses) and amortization on cash flow hedges	567	567	567	(1,134)	567
Other comprehensive income (loss) before tax	17,727	781	17,944	(18,725)	17,727
Income tax expense (benefit) related to items of other comprehensive income (loss)	190	190	380	(570)	190
Other comprehensive income (loss), net of tax	17,537	591	17,564	(18,155)	17,537
Comprehensive income (loss) attributable to Nabors	(685,348)	141,065	(388,162)	247,097	(685,348)
Net income (loss) attributable to noncontrolling interest	—	—	22,375	—	22,375
Translation adjustment attributable to noncontrolling interest	—	—	55	—	55
Comprehensive income (loss) attributable to noncontrolling interest	—	—	22,430	—	22,430
Comprehensive income (loss)	$(685,348)	$141,065	$(365,732)	$247,097	$(662,918)

	Year Ended December 31, 2018
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(640,948)	$35,279	$(398,036)	$362,757	$(640,948)
Other comprehensive income (loss) before tax:
Translation adjustment attributable to Nabors	(31,962)	4	(31,962)	31,958	(31,962)
Pension liability amortization and adjustment	216	216	432	(648)	216
Unrealized gains (losses) and amortization on cash flow hedges	567	567	567	(1,134)	567
Adoption of ASU No. 2016-01	(9,144)	—	(9,144)	9,144	(9,144)
Other comprehensive income (loss) before tax	(40,323)	787	(40,107)	39,320	(40,323)
Income tax expense (benefit) related to items of other comprehensive income (loss)	187	187	374	(561)	187
Other comprehensive income (loss), net of tax	(40,510)	600	(40,481)	39,881	(40,510)
Comprehensive income (loss) attributable to Nabors	(681,458)	35,879	(438,517)	402,638	(681,458)
Net income (loss) attributable to noncontrolling interest	—	—	28,222	—	28,222
Translation adjustment attributable to noncontrolling interest	—	—	(251)	—	(251)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	27,971	—	27,971
Comprehensive income (loss)	$(681,458)	$35,879	$(410,546)	$402,638	$(653,487)

	Year Ended December 31, 2017
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(546,811)	$(343,233)	$(497,883)	$841,116	$(546,811)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	28,372	—	28,372	(28,372)	28,372
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities	(6,061)	—	(6,061)	6,061	(6,061)
Less: reclassification adjustment for (gains) losses included in net income (loss)	970	—	970	(970)	970
Unrealized gains (losses) on marketable securities	(5,091)	—	(5,091)	5,091	(5,091)
Pension liability amortization and adjustment	(275)	(275)	(550)	825	(275)
Unrealized gains (losses) and amortization on cash flow hedges	613	613	613	(1,226)	613
Other comprehensive income (loss) before tax	23,619	338	23,344	(23,682)	23,619
Income tax expense (benefit) related to items of other comprehensive income (loss)	315	315	630	(945)	315
Other comprehensive income (loss), net of tax	23,304	23	22,714	(22,737)	23,304
Comprehensive income (loss) attributable to Nabors	(523,507)	(343,210)	(475,169)	818,379	(523,507)
Net income (loss) attributable to noncontrolling interest	—	—	6,178	—	6,178
Translation adjustment attributable to noncontrolling interest	—	—	282	—	282
Comprehensive income (loss) attributable to noncontrolling interest	—	—	6,460	—	6,460
Comprehensive income (loss)	$(523,507)	$(343,210)	$(468,709)	$818,379	$(517,047)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2019
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$79,910	$(179,265)	$848,271	$(64,358)	$684,558
Cash flows from investing activities:
Purchases of investments	—	—	(4,323)	—	(4,323)
Sales and maturities of investments	—	—	18,849	—	18,849
Cash paid for acquisitions of businesses, net of cash acquired	—	—	(2,929)	—	(2,929)
Cash paid for investments in consolidated affiliates	—	—	(8,500)	8,500	—
Capital expenditures	—	—	(427,741)	—	(427,741)
Proceeds from sales of assets and insurance claims	—	—	60,288	—	60,288
Change in intercompany balances	—	449,888	(449,888)	—	—
Net cash provided by (used for) investing activities	—	449,888	(814,244)	8,500	(355,856)
Cash flows from financing activities:
Reduction of long-term debt	—	(455,360)	—	—	(455,360)
Debt issuance costs	—	(1,767)	—	—	(1,767)
Proceeds from revolving credit facilities	—	1,050,000	—	—	1,050,000
Reduction in revolving credit facilities	—	(865,000)	—	—	(865,000)
Proceeds from (payments for) short-term borrowings	—	—	(561)	—	(561)
Proceeds from issuance of common shares, net of issuance costs	6	—	(6)	—	—
Dividends to common and preferred shareholders	(54,347)	—	12	4,752	(49,583)
Distributions to noncontrolling interest	—	—	(4,552)	—	(4,552)
Proceeds from issuance of intercompany debt	6,600	—	(6,600)	—	—
Paydown of intercompany debt	(27,700)	(7,000)	34,700	—	—
Proceeds from parent contributions	—	8,500	—	(8,500)	—
Distribution from subsidiary to parent	—	—	(59,606)	59,606	—
Other changes	(4,624)	—	(126)	—	(4,750)
Net cash (used for) provided by financing activities	(80,065)	(270,627)	(36,739)	55,858	(331,573)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,171)	—	(6,171)
Net increase (decrease) in cash, cash equivalents and restricted cash	(155)	(4)	(8,883)	—	(9,042)
Cash, cash equivalents and restricted cash, beginning of period	474	43	450,563	—	451,080
Cash, cash equivalents and restricted cash, end of period	$319	$39	$441,680	$—	$442,038

	Year Ended December 31, 2018
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$86,504	$(208,943)	$495,709	$(47,497)	$325,773
Cash flows from investing activities:
Purchases of investments	—	—	(676)	—	(676)
Sales and maturities of investments	—	—	4,287	—	4,287
Cash paid for acquisitions of businesses, net of cash acquired	—	(20,859)	—	—	(20,859)
Cash paid for investments in consolidated affiliates	(587,500)	—	(206,500)	794,000	—
Capital expenditures	—	—	(458,938)	—	(458,938)
Proceeds from sale of assets and insurance claims	—	—	109,098	—	109,098
Change in intercompany balances	—	502,856	(502,856)	—	—
Net cash provided by (used for) investing activities	(587,500)	481,997	(1,055,585)	794,000	(367,088)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	800,000	—	—	800,000
Reduction in long-term debt	—	(878,278)	—	—	(878,278)
Debt issuance costs	—	(21,277)	—	—	(21,277)
Proceeds from revolving credit facilities	—	1,135,000	—	—	1,135,000
Reduction in revolving credit facilities	—	(1,475,000)	—	—	(1,475,000)
Proceeds from (payments for) commercial paper, net	—	(40,000)	—	—	(40,000)
Proceeds from (payments for) short-term borrowings	—	—	380	—	380
Proceeds from issuance of common shares, net of issuance costs	301,404	—	—	—	301,404
Proceeds from issuance of preferred stock, net of issuance costs	277,927	—	—	—	277,927
Dividends to common and preferred shareholders	(99,583)	—	—	12,485	(87,098)
Redeemable noncontrolling interest	—	—	156,935	—	156,935
Distributions to noncontrolling interest	—	—	(5,452)	—	(5,452)
Proceeds from (payments for) issuance of intercompany debt	45,500	—	(45,500)	—	—
Paydown of intercompany debt	(21,000)	—	21,000	—	—
Proceeds from parent contributions	—	206,500	587,500	(794,000)	—
Distribution from subsidiary to parent	—	—	(35,012)	35,012	—
Other changes	(3,869)	—	(5,043)	—	(8,912)
Net cash (used for) provided by financing activities	500,379	(273,055)	674,808	(746,503)	155,629
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,263)	—	(5,263)
Net increase (decrease) in cash, cash equivalents and restricted cash	(617)	(1)	109,669	—	109,051
Cash, cash equivalents and restricted cash, beginning of period	1,091	44	340,894	—	342,029
Cash, cash equivalents and restricted cash, end of period	$474	$43	$450,563	$—	$451,080

	Year Ended December 31, 2017
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$143,444	$(90,229)	$142,527	$(132,986)	$62,756
Cash flows from investing activities:
Purchases of investments	—	—	(6,722)	—	(6,722)
Sales and maturities of investments	—	—	13,069	—	13,069
Cash paid for acquisitions of businesses, net of cash acquired	—	—	12,319	—	12,319
Cash paid for investments in consolidated affiliates	(100)	—	(85,960)	86,060	—
Capital expenditures	—	—	(574,467)	—	(574,467)
Proceeds from sale of assets and insurance claims	—	—	57,933	—	57,933
Change in intercompany balances	—	(599,974)	599,974	—	—
Net cash provided by (used for) investing activities	(100)	(599,974)	16,146	86,060	(497,868)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	411,200	—	—	411,200
Reduction in long-term debt	—	(270,269)	(111,545)	—	(381,814)
Debt issuance costs	—	(11,043)	—	—	(11,043)
Proceeds from revolving credit facilities	—	725,000	—	—	725,000
Reduction in revolving credit facilities	—	(215,000)	—	—	(215,000)
Proceeds from (payments for) commercial paper, net	—	40,000	—	—	40,000
Cash proceeds (payments) from equity component of exchangeable debt	—	159,952	—	—	159,952
Purchase of capped call hedge transactions	—	(40,250)	—	—	(40,250)
Payments on term loan	—	(162,500)	—	—	(162,500)
Proceeds from (payments for) short-term borrowings	—	—	(543)	—	(543)
Proceeds from issuance of common shares, net of issuance costs	8,299	—	1	—	8,300
Repurchase of common shares	(18,071)	—	—	—	(18,071)
Dividends to common and preferred shareholders	(80,419)	—	—	11,916	(68,503)
Redeemable noncontrolling interest	—	—	61,123	—	61,123
Noncontrolling interest contribution	—	—	20,000	—	20,000
Distributions to noncontrolling interest	—	—	(7,272)	—	(7,272)
Proceeds from (payments for) issuance of intercompany debt	57,000	20,000	(77,000)	—	—
Paydown of intercompany debt	(102,000)	(20,000)	122,000	—	—
Proceeds from parent contributions	—	42,980	43,080	(86,060)	—
Distribution from subsidiary to parent	—	—	(121,070)	121,070	—
Other changes	(8,210)	—	(189)	—	(8,399)
Net cash (used for) provided by financing activities	(143,401)	680,070	(71,415)	46,926	512,180
Effect of exchange rate changes on cash and cash equivalents	—	—	(29)	—	(29)
Net increase (decrease) in cash, cash equivalents and restricted cash	(57)	(10,133)	87,229	—	77,039
Cash, cash equivalents and restricted cash, beginning of period	1,148	10,177	253,665	—	264,990
Cash, cash equivalents and restricted cash, end of period	1,091	44	340,894	—	342,029

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

PricewaterhouseCoopers LLP has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which is included in Part II, Item 8 of this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be contained in the definitive Proxy Statement to be distributed in connection with our 2020 annual general meeting of shareholders under the captions “Director Nominees,” “Election of Directors”, “Other Executive Officers”, “Meetings of the Board and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this document by reference.

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

On July 5, 2019, we filed with the New York Stock Exchange the Annual CEO Certification regarding our compliance with the Exchange’s Corporate Governance listing standards as required by Section 303A-12(a) of the Exchange’s Listed Company Manual.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item will be contained in various sections of our definitive Proxy Statement to be distributed in connection with our 2020 annual general meeting of shareholders, including under the captions “Compensation Discussion and Analysis,” “2019 Summary Compensation Table,” 2019 Grants of Plan-Based Awards,” “2019 Outstanding Equity Awards at Fiscal Year End,” “2019 Option Exercises and Shares Vested,” “2019 Non-Qualified Deferred Compensation,” “Required Pay-Ratio Disclosure,” “2019 Potential Payouts upon Termination or Change in Control,” “Non-Employee Director Compensation,” “Risk Assessment,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and except as specified in the following sentence, is incorporated into this document by reference. Information in our definitive Proxy Statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Compensation Committee Report, is not deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2020 annual general meeting of shareholders, including under the captions “Share Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated into this document by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2020 annual general meeting of shareholders, including under the captions “Certain Relationships and Related Transactions” and “Overview of Key Governance Topics – Director Independence,” is incorporated into this document by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2020 annual general meeting of shareholders, including under the caption “Independent Auditor Fees” and is incorporated into this document by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements

(2)	Financial Statement Schedule

Page No.
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2019, 2018 and 2017	104

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

ITEM 16. FORM 10-K SUMMARY

None.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2019, 2018 and 2017

		Charged to
	Balance at	Costs and	Charged to		Balance at
	Beginning	Other	Other		End of
	of Period	Deductions	Accounts	Deductions	Period
	(In thousands)
2019
Allowance for doubtful accounts	$41,207	17,529	(51)	3,097	$61,782
Inventory reserve	$27,854	11,808	—	(4,614)	$35,048
Valuation allowance on deferred tax assets	$1,917,390	—	862,611	—	$2,780,001
2018
Allowance for doubtful accounts	$44,376	3,024	(226)	(5,967)	$41,207
Inventory reserve	$28,934	—	14,688	(15,768)	$27,854
Valuation allowance on deferred tax assets	$1,869,490	—	47,900	—	$1,917,390
2017
Allowance for doubtful accounts	$43,757	2,544	86	(2,011)	$44,376
Inventory reserve	$26,537	5,897	—	(3,500)	$28,934
Valuation allowance on deferred tax assets	$1,807,728	—	61,762	—	$1,869,490

Exhibit Index

Exhibit No.	Description
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

4.1	Description of Share Capital.*
4.2

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

4.3

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

4.4

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

4.5

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

4.6

First Supplemental Indenture to the Indenture, dated January 22, 2020, among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, Wilmington Trust, National Associate, as trustee, and Citibank, N.A., as securities administrator (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 22, 2020).

4.7

Indenture, dated as of January 10, 2020 by and among Nabors Industries Ltd., as Issuer, Nabors Industries, Inc., as Guarantor, Nabors International Finance Inc., as Guarantor, Nabors Lux Finance 1, as Guarantor, Nabors Global Holdings Limited, as Guarantor, Nabors Drilling Holdings Inc., as Guarantor, Nabors Holdings Ltd., as Guarantor, and Wells Fargo Bank, N.A., as trustee, including as exhibits thereto the form of Notes (incorporated by reference to Exhibit 4.1 to our form 8-K (File No. 00132657) filed with the SEC on January 14, 2020).

Exhibit No.	Description
4.8

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

4.9

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

4.10

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

10.2

Call Option Transaction Confirmation, dated as of January 9, 2017, between Nabors Industries Ltd., Nabors Industries, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to our Form 8-K (File No. 001-32657) filed with the SEC on January 11, 2017).

10.3

Additional Call Option Transaction Confirmation, dated as of January 10, 2017, between Nabors Industries Ltd., Nabors Industries, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 13, 2017).

10.4

Additional Call Option Transaction Confirmation, dated as of January 10, 2017, between Nabors Industries Ltd., Nabors Industries, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on January 13, 2017).

10.5

Shareholders’ Agreement, dated October 31, 2016, between Saudi Aramco Development Company and Nabors International Netherlands B.V. (incorporated by reference to Exhibit 10.20 to our Form 10-K (File No. 001-32657) filed with the SEC on February 28, 2017).

10.6

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

10.6(a)

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

10.6(b)

Amendment No. 2, dated as of March 23, 2016, to Credit Agreement, dated as of March 23, 2016, among Nabors Industries, Inc. as US Borrower, Nabors Canada as Canadian Borrower, Nabors Industries Ltd. as Guarantor, HSBC Bank Canada as Canadian Lender, the other lenders party thereto, Mizuho Corporate Bank, Ltd. and HSBC Bank USA, N.A. as Documentation Agents, HSBC Bank USA, N.A. as Syndication Agent and Citibank, N.A. as Administrative Agent for the US Lenders (incorporated by reference to Exhibit 10.7(b) to our Form 10-K (File No. 001-32657) filed with the SEC on February 28, 2019).

Exhibit No.	Description
10.6(c)

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

10.7

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

10.7(a)

First Amendment to 2018 Credit Agreement, dated as of October 25, 2019, among Nabors Industries, Inc., as US Borrower, Nabors Drilling Canada Limited, as Canadian Borrower, Nabors Industries Ltd., as Holdings, the other Guarantors from time to time party thereto, HSBC Bank Canada, as Canadian Lender, the Issuing Banks and other Lenders party thereto and Citibank, N.A., as Administrative Agent solely for the US Lenders and not for the Canadian Lender (incorporated by reference to Exhibit 10.4 to our form 10-Q 9File No. 001-32657) filed with the SEC on November 1, 2019).

10.7(b)

Second Amendment to 2018 Credit Agreement, dated as of October 13, 2019, by and among Nabors Industries, Inc., as US Borrower, Nabors Drilling Canada Limited, as Canadian Borrower, Nabors Industries Ltd., as Holdings, the other Guarantors from time to time party thereto, HSBC Bank Canada, as Canadian Lender, the Issuing Banks and other Lenders party thereto and Citibank, N.A., as Administrative Agent solely for the US Lenders (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on December 16, 2019).

10.8

Receivables Purchase Agreement dated as of September 13, 2019, by and among Nabors A.R.F., LLC, certain operating subsidiaries of Nabors Industries Ltd., and Nabors Industries, Inc., (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on September 18, 2019).

10.8(a)

Receivables Sale Agreement dated as of September 13, 2019, by and among Nabors A.R.F., LLC, , Nabors Industries, Inc., the purchasers party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on September 18, 2019).

10.8(b)

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

10.12(g)(+)

Seventh Amendment to Executive Employment Agreement, dated January 2, 2020, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

10.13(+)

Amended and Restated Executive Employment Agreement, dated January 2, 2020, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo. (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

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

10.15(n)

Form of Nabors Industries Ltd. TSR Grant Agreement – Executive, pursuant to the 2016 Stock Plan and the 2013 Stock Plan (incorporated by reference to Exhibit 10.15(n) to our Form 10-K (File No. 001-32657) filed with the SEC on February 28, 2019).

10.15(o)

Form of Nabors Corporate Services, Inc. TSR Grant Agreement – Executive, pursuant to the 2016 Stock Plan and the 2013 Stock Plan (incorporated by reference to Exhibit 10.15(o) to our Form 10-K (File No. 001-32657) filed with the SEC on February 28, 2019).

10.15(p)

Form of Nabors Industries Ltd. TSR Stock Grant Agreement – Anthony G. Petrello (2020) (incorporated by reference to Exhibit 10.3 to our form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

10.15(q)

Form of Nabors Corporate Services, Inc. TSR Stock Grant Agreement – Anthony G. Petrello (2020) (incorporated by reference to Exhibit 10.4 to our form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

10.15(r)	Form of CEO Performance Based Stock Restricted Unit Agreement (2020) (incorporated by reference to Exhibit 10.5 to our form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).
10.15(s)	Form of CFO Performance Based Stock Restricted Unit Agreement (2020) (incorporated by reference to Exhibit 10.6 to our form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).
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

10.20(a)(+)

Amendment No. 1 to Nabors Industries, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to our form 10-Q (File No. 001-32657) filed with the SEC on November 1, 2019).

10.20(b)(+)

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

10.21(a)(+)	Amendment No. 1 to Nabors Industries, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to our form 10-Q (File No. 001-32657) filed with the SEC on November 1, 2019).
10.21(b)(+)	Amendment No. 2 to Nabors Industries, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to our form 10-Q (File No. 001-32657) filed with the SEC on November 1, 2019).
21	Significant Subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP—Houston.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer.*
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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Date:	February 25, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY G. PETRELLO	Chairman, President and Chief Executive Officer	February 25, 2020
Anthony G. Petrello

/s/ WILLIAM RESTREPO
William Restrepo	Chief Financial Officer	February 25, 2020

/s/ TANYA S. BEDER
Tanya S. Beder	Director	February 25, 2020

/s/ ANTHONY R. CHASE
Anthony R. Chase	Director	February 25, 2020

/s/ JAMES R. CRANE
James R. Crane	Director	February 25, 2020

/s/ MICHAEL C. LINN
Michael C. Linn	Director	February 25, 2020

/s/ JOHN P. KOTTS
John P. Kotts	Director	February 25, 2020

/s/ JOHN YEARWOOD
John Yearwood	Director	February 25, 2020