Form 10-Q
period 2020-03-31
NABORS INDUSTRIES LTD
filed 2020-05-08
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32657

NABORS INDUSTRIES LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0363970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Crown House

Second Floor

4 Par-la-Ville Road

Hamilton, HM08

Bermuda

(Address of principal executive office)

(441) 292-1510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, $.05 par value per share	NBR	NYSE
Preferred shares, 6.00% Mandatory Convertible Preferred Shares, Series A, $.001 par value per share	NBR.PRA	NYSE

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

The number of common shares, par value $.05 per share, outstanding as of May 6, 2020 was 7,299,780, excluding 1,090,003 common shares held by our subsidiaries, or 8,389,783 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2020	2019
	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$480,522	$435,990
Short-term investments	9,136	16,506
Accounts receivable, net	454,718	453,042
Inventory, net	173,991	176,341
Assets held for sale	1,936	2,530
Other current assets	150,533	164,257
Total current assets	1,270,836	1,248,666
Property, plant and equipment, net	4,597,308	4,930,549
Goodwill	—	28,380
Deferred income taxes	280,545	305,844
Other long-term assets	159,859	247,219
Total assets (1)	$6,308,548	$6,760,658
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—
Trade accounts payable	297,274	295,159
Accrued liabilities	252,664	333,282
Income taxes payable	23,057	14,628
Current lease liabilities	11,875	13,479
Total current liabilities	584,870	656,548
Long-term debt	3,388,014	3,333,220
Other long-term liabilities	261,942	292,184
Deferred income taxes	2,800	3,149
Total liabilities (1)	4,237,626	4,285,101
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest in subsidiary (Note 3)	429,824	425,392

Shareholders’ equity:
Preferred shares, par value $0.001 per share:
Series A 6% Cumulative Mandatory Convertible; $50 per share liquidation preference; outstanding 4,870 and 5,613, respectively	5	6
Common shares, par value $0.05 per share:
Authorized common shares 16,000; issued 8,389 and 8,324, respectively	419	416
Capital in excess of par value	3,408,454	3,412,972
Accumulated other comprehensive income (loss)	(29,006)	(11,788)
Retained earnings (accumulated deficit)	(508,200)	(104,775)
Less: treasury shares, at cost, 1,090 and 1,056 common shares, respectively	(1,315,751)	(1,314,020)
Total shareholders’ equity	1,555,921	1,982,811
Noncontrolling interest	85,177	67,354
Total equity	1,641,098	2,050,165
Total liabilities and equity	$6,308,548	$6,760,658
(1)The condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019 include assets and liabilities of variable interest entities. See Note 3—Joint Ventures for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$718,364	$799,640
Earnings (losses) from unconsolidated affiliates	—	(5)
Investment income (loss)	(3,198)	9,677
Total revenues and other income	715,166	809,312

Costs and other deductions:
Direct costs	461,840	520,957
General and administrative expenses	57,384	68,167
Research and engineering	11,409	13,520
Depreciation and amortization	227,063	210,391
Interest expense	54,722	52,352
Impairments and other charges	276,434	—
Other, net	(17,110)	17,502
Total costs and other deductions	1,071,742	882,889
Income (loss) from continuing operations before income taxes	(356,576)	(73,577)
Income tax expense (benefit):
Current	(7,203)	15,862
Deferred	24,896	13,937
Total income tax expense (benefit)	17,693	29,799
Income (loss) from continuing operations, net of tax	(374,269)	(103,376)
Income (loss) from discontinued operations, net of tax	(93)	(157)
Net income (loss)	(374,362)	(103,533)
Less: Net (income) loss attributable to noncontrolling interest	(17,465)	(14,176)
Net income (loss) attributable to Nabors	(391,827)	(117,709)
Less: Preferred stock dividend	(3,652)	(4,313)
Net income (loss) attributable to Nabors common shareholders	$(395,479)	$(122,022)

Amounts attributable to Nabors common shareholders:
Net income (loss) from continuing operations	$(395,386)	$(121,865)
Net income (loss) from discontinued operations	(93)	(157)
Net income (loss) attributable to Nabors common shareholders	$(395,479)	$(122,022)

Earnings (losses) per share:
Basic from continuing operations	$(56.72)	$(18.11)
Basic from discontinued operations	(0.01)	(0.02)
Total Basic	$(56.73)	$(18.13)
Diluted from continuing operations	$(56.72)	$(18.11)
Diluted from discontinued operations	(0.01)	(0.02)
Total Diluted	$(56.73)	$(18.13)
Weighted-average number of common shares outstanding:
Basic	7,051	7,015
Diluted	7,051	7,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Net income (loss) attributable to Nabors	$(391,827)	$(117,709)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(17,365)	9,190
Pension liability amortization and adjustment	51	54
Unrealized gains (losses) and amortization on cash flow hedges	143	140
Other comprehensive income (loss), before tax	(17,171)	9,384
Income tax expense (benefit) related to items of other comprehensive income (loss)	47	46
Other comprehensive income (loss), net of tax	(17,218)	9,338
Comprehensive income (loss) attributable to Nabors	(409,045)	(108,371)
Net income (loss) attributable to noncontrolling interest	17,465	14,176
Translation adjustment attributable to noncontrolling interest	—	52
Comprehensive income (loss) attributable to noncontrolling interest	17,465	14,228
Comprehensive income (loss)	$(391,580)	$(94,143)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(374,362)	$(103,533)
Adjustments to net income (loss):
Depreciation and amortization	227,063	210,397
Deferred income tax expense (benefit)	24,903	13,949
Impairments and other charges	265,779	82
Amortization of debt discount and deferred financing costs	8,153	7,730
Losses (gains) on debt buyback	(15,742)	(2,667)
Losses (gains) on long-lived assets, net	1,391	3,633
Losses (gains) on investments, net	5,539	(7,688)
Provision (recovery) of bad debt	10,417	(419)
Share-based compensation	9,158	8,424
Foreign currency transaction losses (gains), net	(559)	8,548
Noncontrolling interest	(17,465)	(14,176)
Other	188	212
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(16,008)	14,914
Inventory	(1,421)	(685)
Other current assets	12,292	13,458
Other long-term assets	2,046	(23,907)
Trade accounts payable and accrued liabilities	(76,952)	(95,669)
Income taxes payable	4,475	6,107
Other long-term liabilities	(9,733)	31,144
Net cash provided by (used for) operating activities	59,162	69,854
Cash flows from investing activities:
Purchases of investments	—	(4,221)
Sales and maturities of investments	1,835	1,134
Cash paid for acquisition of businesses, net of cash acquired	—	(2,929)
Capital expenditures	(59,430)	(141,070)
Proceeds from sales of assets and insurance claims	6,822	2,642
Net cash (used for) provided by investing activities	(50,773)	(144,444)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	55	—
Proceeds from issuance of long-term debt	1,000,000	—
Reduction in long-term debt	(1,068,405)	(43,540)
Debt issuance costs	(15,737)	(35)
Proceeds from revolving credit facilities	795,000	180,000
Reduction in revolving credit facilities	(650,000)	(50,000)
Proceeds from (payments for) short-term borrowings	—	289
Repurchase of common and preferred shares	(13,858)	—
Dividends to common and preferred shareholders	(7,937)	(25,765)
Other	(1,546)	(1,493)
Net cash (used for) provided by financing activities	37,572	59,456
Effect of exchange rate changes on cash and cash equivalents	(2,219)	(2,791)
Net increase (decrease) in cash and cash equivalents and restricted cash	43,742	(17,925)
Cash and cash equivalents and restricted cash, beginning of period	442,038	451,080
Cash and cash equivalents and restricted cash, end of period	$485,780	$433,155

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	435,990	447,766
Restricted cash, beginning of period	6,048	3,314
Cash and cash equivalents and restricted cash, beginning of period	$442,038	$451,080

Cash and cash equivalents, end of period	480,522	429,127
Restricted cash, end of period	5,258	4,028
Cash and cash equivalents and restricted cash, end of period	$485,780	$433,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Mandatory Convertible				Capital	Accumulated
	Preferred Shares		Common Shares		in Excess	Other			Non-
		Par		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2018	5,750	$6	409,652	$410	$3,392,937	$(29,325)	$650,842	$(1,314,020)	$49,476	$2,750,326
Net income (loss)	—	—	—	—	—	—	(117,709)	—	14,176	(103,533)
Dividends to common shareholders ($0.01 per share)	—	—	—	—	—	—	(3,947)	—	—	(3,947)
Dividends to preferred shareholders ($0.75 per share)	—	—	—	—	—	—	(4,313)	—	—	(4,313)
Other comprehensive income (loss), net of tax	—	—	—	—	—	9,338	—	—	52	9,390
Share-based compensation	—	—	—	—	8,424	—	—	—	—	8,424
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(5,063)	—	—	(5,063)
Other	—	—	6,264	6	(1,251)	—	—	—	—	(1,245)
As of March 31, 2019	5,750	$6	415,916	$416	$3,400,110	$(19,987)	$519,810	$(1,314,020)	$63,704	$2,650,039

As of December 31, 2019	5,613	$6	416,198	$416	$3,412,972	$(11,788)	$(104,775)	$(1,314,020)	$67,354	$2,050,165
Net income (loss)	—	—	—	—	—	—	(391,827)	—	17,465	(374,362)
Dividends to common shareholders ($0.01 per share)	—	—	—	—	—	—	(3,514)	—	—	(3,514)
Dividends to preferred shareholders ($0.75 per share)	—	—	—	—	—	—	(3,652)	—	—	(3,652)
Repurchase of common and preferred shares	(724)	(1)	—	—	(12,126)	—	—	(1,731)	—	(13,858)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(17,218)	—	—	—	(17,218)
Share-based compensation	—	—	—	—	9,158	—	—	—	—	9,158
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(4,432)	—	—	(4,432)
Other	—	—	3,268	3	(1,550)	—	—	—	358	(1,189)
As of March 31, 2020	4,889	$5	419,466	$419	$3,408,454	$(29,006)	$(508,200)	$(1,315,751)	$85,177	$1,641,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 General

Unless the context requires otherwise, references in this report to “we,” “us,” “our,” “the Company,” or “Nabors” mean Nabors Industries Ltd., together with our subsidiaries where the context requires. References in this report to “Nabors Delaware” mean Nabors Industries, Inc., a wholly owned subsidiary of Nabors.

Our business is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies. These services include tubular running services, wellbore placement solutions , directional drilling, measurement-while-drilling (“MWD”), logging-while-drilling (“LWD”) systems and services, equipment manufacturing, rig instrumentation and optimization software.

With operations in approximately 20 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of March 31, 2020 included:

●	366 actively marketed rigs for land-based drilling operations in the United States, Canada and approximately 16 other countries throughout the world; and

●	33 actively marketed rigs for offshore drilling operations in the United States and multiple international markets.

The outbreak of COVID-19, along with decisions by large oil and natural gas producing countries, has led to decreases in commodity prices, specifically oil and natural gas prices, resulting from oversupply and demand weakness. These price decreases caused significant disruptions and volatility in the global marketplace during the first quarter of 2020, leading to a decrease in the demand for our products and services. Lower prices and the resulting weakness in demand for our services, which have negatively affected our results of operations and cash flows, have persisted into the second quarter, and there remains continuing uncertainty regarding the length and impact of COVID-19 on the energy industry and the outlook for our business.

At a special meeting of shareholders held April 20, 2020, our shareholders authorized a combination of our common shares (the “Reverse Stock Split”) at a ratio of not less than 1-for 15 and not greater than 1-for-50, with the exact ratio to be set within that range at the sole direction of our Board of Directors (the “Board”). On April 20, 2020, the Board set the Reverse Stock Split ratio at 1-for-50. As a result of the Reverse Stock Split, 50 pre-reverse split common shares automatically combined into one new common share, without any action on the part of the shareholders. Nabors’ authorized number of common shares were also proportionally decreased from 800,000,000 to 16,000,000 common shares, and the par value of each common share was proportionally increased from $0.001 to $0.05. In addition, at the special meeting, the shareholders authorized an increase in our common share capital by 100% following the Reverse Stock Split, to $1,600,000. No fractional common shares were issued as a result of the Reverse Stock Split. Any fractional common shares of registered holders resulting from the Reverse Stock Split were rounded up to the nearest whole share. All share and per share information included in the accompanying financial statements has been retrospectively adjusted to reflect this Reverse Stock Split.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position as of March 31, 2020 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the three months ended March 31, 2020 may not be indicative of results that will be realized for the full year ending December 31, 2020.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Raw materials	$143,152	$130,414
Work-in-progress	17,288	5,498
Finished goods	13,551	40,429
	$173,991	$176,341

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

Our estimated fair values of our reporting units incorporate judgment and the use of estimates by management. We primarily calculate fair value in these impairment tests using discounted cash flow models, which require the use of significant unobservable inputs, representative of a Level 3 fair value measurement. Our cash flow models involve assumptions based on our utilization of rigs or other oil and gas service equipment, revenues and earnings from affiliates, as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. Our fair value estimates of these reporting units are sensitive to varying dayrates, utilization and costs. A significantly prolonged period of lower oil and natural gas prices, other than those assumed in developing our forecasts, or changes in laws and regulations could adversely affect the demand for and prices of our services. Our discounted cash flow projections for each reporting unit were based on financial forecasts. The future cash flows were discounted to present value using discount rates determined to be appropriate for each reporting unit. Terminal values for each reporting unit were calculated using a Gordon Growth methodology with a long-term growth rate of approximately 2%. The fair value of certain of our reporting units utilizes a market approach based on comparing the assets and liabilities of companies within our same industry. The market approach involves significant judgment in the selection of the appropriate peer group companies and valuation multiples.

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

The change in the carrying amount of goodwill for our segments for the three months ended March 31, 2020 was as follows:

		Acquisitions
		and
	Balance at	Purchase	Disposals		Cumulative	Balance at
	December 31,	Price	and		Translation	March 31,
	2019	Adjustments	Impairments		Adjustment	2020
	(In thousands)
Drilling Solutions	$11,436	$—	$(11,436)	(1)	$—	$—
Rig Technologies	16,944	—	(16,362)	(1)	(582)	—
Total	$28,380	$—	$(27,798)		$(582)	$—

(1)	Due to current industry conditions such as the drop in commodity prices and the corresponding impact on future expectations of demand for our products and services, including the effect on our stock price, we performed a quantitative impairment assessment of our goodwill as of March 31, 2020. Based on the results of our goodwill test, we recognized a goodwill impairment of $27.8 million. See Note 10—Impairments and Other Charges.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes accounting requirements for the recognition of credit losses from an incurred or probable impairment methodology to a current expected credit losses (CECL) methodology. The guidance is effective for interim and annual periods beginning after December 15, 2019. The guidance has been applied using the modified retrospective method with a cumulative effect adjustment to beginning retained earnings. Trade receivables (including the allowance for credit losses) is the only financial instrument in scope for ASU 2016-13 currently held by the Company. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Note 3 Joint Ventures

During 2016, we entered into an agreement with Saudi Aramco to form a joint venture known as SANAD to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. SANAD is equally owned by Saudi Aramco and Nabors.

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, each with a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests which accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying condensed consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet. The assets and liabilities included in the condensed balance sheet below are (1) assets that can either be used to settle obligations of the VIE or be made available in the future to the equity owners through dividends, distributions or in exchange of the redeemable ownership interests (upon mutual agreement of the owners) or (2) liabilities for which creditors do not have recourse to other assets of Nabors.

The condensed balance sheet of SANAD, as included in our condensed consolidated balance sheet, is presented below.

	March 31,	December 31,
	2020	2019
	(In thousands)
Assets:
Cash and cash equivalents	$307,119	$289,575
Accounts receivable	91,911	68,624
Other current assets	18,403	18,149
Property, plant and equipment, net	450,821	455,751
Other long-term assets	10,206	15,118
Total assets	$878,460	$847,217
Liabilities:
Accounts payable	$67,875	$64,365
Accrued liabilities	20,515	17,929
Total liabilities	$88,390	$82,294

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

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 consisted of available-for-sale equity and debt securities. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. There were no transfers of our financial assets between Level 1 and Level 2 measures during the three months ended March 31, 2020. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2020 and December 31, 2019, our short-term investments were carried at fair market value and totaled $9.1 million and $16.5 million, respectively, and primarily consisted of Level 1 measurements. No material Level 2 or Level 3 measurements exist as of any of the periods presented.

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

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
5.00% senior notes due September 2020	$239,791	$220,058	$282,046	$284,907
4.625% senior notes due September 2021	221,032	140,802	634,588	632,516
5.50% senior notes due January 2023	46,410	18,355	501,003	483,834
5.10% senior notes due September 2023	166,001	41,712	336,810	303,860
0.75% senior exchangeable notes due January 2024	478,305	98,774	472,603	431,503
5.75% senior notes due February 2025	775,186	173,200	781,502	705,040
7.25% senior notes due January 2026	600,000	200,586	—	—
7.50% senior notes due January 2028	400,000	127,772	—	—
2012 Revolving credit facility	300,000	300,000	355,000	355,000
2018 Revolving credit facility	200,000	200,000	—	—
	3,426,725	$1,521,259	3,363,552	$3,196,660
Less: current portion	—		—
Less: deferred financing costs	38,711		30,332
	$3,388,014		$3,333,220

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 5 Accounts Receivable Sales Agreement

On September 13, 2019, we entered into a $250 million accounts receivable sales agreement (the “A/R Agreement”) whereby certain U.S. operating subsidiaries of the Company (collectively, the “Originators”), sold or contributed, and will on an ongoing basis continue to sell or contribute, certain of their domestic trade accounts receivables to a wholly-owned, bankruptcy-remote, special purpose entity (the “SPE” or “Seller”). The SPE in turn sells, transfers, conveys and assigns to third-party financial institutions (the “Purchasers”) all the rights, title and interest in and to its pool of eligible receivables. The sale of these receivables qualified for sale accounting treatment in accordance with ASC 860. During the period of this program, cash receipts from the Purchasers at the time of the sale were classified as operating activities in our consolidated statement of cash flows. Subsequent collections on the pledged receivables, which were not sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection.

Nabors Delaware and/or another subsidiary of Nabors act as servicers of the sold receivables. The servicers administer, collect and otherwise enforce these receivables and are compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. The servicers initially receive payments made by obligors on the receivables, then remit those payments in accordance with the Receivables Purchase Agreement. The servicers and the Originators have contingent indemnification obligations to the SPE, and the SPE has contingent indemnification obligations to the Purchasers, in each case customary for transactions of this type. These contingent indemnification obligations are guaranteed by the Company pursuant to an Indemnification Guarantee in favor of the Purchasers. The Purchasers have no recourse for receivables that are uncollectible as a result of the insolvency or inability to pay of the account debtors.

The maximum purchase commitment of the Purchasers under the A/R Agreement is $250.0 million. The amount available for sale to the Purchasers under the A/R Agreement fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of March 31, 2020, approximately $175.0 million had been sold to the Purchasers. As of December 31, 2019, approximately $140.0 million had been sold to the Purchasers. Trade accounts receivable sold by the SPE to the Purchasers are derecognized from our condensed consolidated balance sheet. The fair value of the sold receivables approximated book value due to the short-term nature of the receivables and, as a result, no gain or loss on the sale of the receivables was recorded. Trade receivables pledged by the SPE as collateral to the Purchasers (excluding receivables sold to the Purchasers) totaled $94.6 million and $143.6 million as of March 31, 2020 and December 31, 2019, respectively, and are included in accounts receivable, net in our condensed consolidated balance sheet. The assets of the SPE cannot be used by the Company for general corporate purposes. Additionally, creditors of the SPE do not have recourse to assets of the Company (other than assets of the SPE).

Note 6 Debt

Debt consisted of the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
5.00% senior notes due September 2020 (1)	$239,791	$282,046
4.625% senior notes due September 2021	221,032	634,588
5.50% senior notes due January 2023	46,410	501,003
5.10% senior notes due September 2023	166,001	336,810
0.75% senior exchangeable notes due January 2024	478,305	472,603
5.75% senior notes due February 2025	775,186	781,502
7.25% senior notes due January 2026	600,000	—
7.50% senior notes due January 2028	400,000	—
2012 Revolving credit facility (1)	300,000	355,000
2018 Revolving credit facility	200,000	—
	3,426,725	3,363,552
Less: current portion	—	—
Less: deferred financing costs	38,711	30,332
	$3,388,014	$3,333,220

(1)	The 5.00% senior notes due September 2020 and 2012 Revolving Credit Facility have been classified as long-term because we have the ability and intent to repay these obligations utilizing our revolving credit facility (see 2018 Revolving Credit Facility below).

During the three months ended March 31, 2020, we repurchased $1.1 billion aggregate principal amount outstanding of our senior unsecured notes for approximately $1.1 billion in cash, including principal, and $11.2 million in accrued and unpaid interest. Approximately $952.9 million of notes were purchased in the tender offers and consent solicitations described below and the remainder were purchased in the open market. In connection with these repurchases, we recognized a net gain of approximately $15.7 million for the three months ended March 31, 2020 and is included in other, net in our condensed consolidated statement of income (loss).

Subsequent to March 31, 2020 through the date of this report, we repurchased $154.9 million aggregate principal amount outstanding of various series of our senior unsecured notes for approximately $132.9 million in cash, reflecting principal, accrued and unpaid interest.

7.25% and 7.50% Senior Notes Due January 2026 and 2028

In January 2020, Nabors completed a private placement of $600.0 million aggregate principal amount of senior guaranteed notes due 2026 (the “2026 Notes”) and $400.0 million aggregate principal amount of senior guaranteed notes due 2028 (the “2028 Notes” and, together with the 2026 Notes, the “Notes”). The 2026 and 2028 Notes will bear interest at an annual rate of 7.25% and 7.50%, respectively. The Notes are fully and unconditionally guaranteed by certain of Nabors’ indirect wholly-owned subsidiaries.

The proceeds from this offering were primarily used to repurchase $952.9 million aggregate principal amount of certain of Nabors Delaware’s senior notes that were tendered pursuant to an offer to purchase and consent solicitation. The aggregate principal amount repurchased included approximately $407.7 million of our 5.50% senior notes due 2023 (the “5.50% Notes”), $379.7 million of our 4.625% senior notes due 2021 (the “4.625% Notes”) and $165.5 million of our 5.10% senior notes due 2023 (the “5.10% Notes”).

2018 Revolving Credit Facility

On December 13, 2019, Nabors Delaware and Nabors Drilling Canada Limited (“Nabors Canada” and together with Nabors Delaware, the “Borrowers”) entered into Amendment No. 2 (the “Second Amendment”) to the existing credit agreement dated October 11, 2018 (as amended, including such amendment, the “2018 Revolving Credit Facility”) by and among the Borrowers, the Guarantors identified therein, HSBC Bank Canada, as the Canadian lender (the “Canadian Lender”) the issuing banks and other lenders party thereto (the “US Lenders” and, together with the Canadian Lender, the “Lenders”) and Citibank, N.A., as administrative agent solely for the U.S. Lenders. Amendment No. 3 to the 2018 Revolving Credit Facility was entered into on March 3, 2020, in order to permit letters of credit from the Canadian Lender on the portion of the facility dedicated to Canadian borrowings. The 2018 Revolving Credit Facility has a borrowing capacity of $1.0136 billion and is fully and unconditionally guaranteed by Nabors and certain of its wholly owned subsidiaries. The 2018 Revolving Credit Facility matures at the earlier of (a) October 11, 2023 and (b) July 19, 2022, if any of Nabors Delaware’s existing 5.50% senior notes due January 2023 remain outstanding as of such date. Certain lenders have committed to provide Nabors Delaware an aggregate principal amount of $981.6 million under the 2018 Revolving Credit Facility, which may be drawn in U.S. dollars, and the Canadian Lender has committed to provide Nabors Canada an aggregate principal amount of $32.0 million in U.S. dollar equivalent, which can be drawn upon in either U.S. or Canadian dollars. The 2018 Revolving Credit Facility contains certain affirmative and negative covenants, including a financial covenant requiring Nabors to maintain net funded debt to EBITDA (as defined in the Second Amendment) at no greater than 5.5 times EBITDA. Additionally, during any period in which Nabors Delaware fails to maintain an investment grade rating from at least two ratings agencies, the guarantors under the facility and their respective subsidiaries will be required to maintain an asset to debt coverage ratio (as defined in the 2018 Revolving Credit Facility) of at least 2.50:1. As of March 31, 2020, we had $200 million outstanding under our 2018 Revolving Credit Facility. The weighted average interest rate on borrowings at March 31, 2020 was 3.67%. In order to make any future borrowings under the 2018 Revolving Credit Facility, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

As of March 31, 2020, we were in compliance with all covenants under the 2018 Revolving Credit Facility. If we fail to perform our obligations under the covenants, including financial covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. We expect to remain in compliance with all covenants under the 2018 Revolving Credit Facility during at least the twelve month period following the date of this report based on our current operational and financial projections. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect.

2012 Revolving Credit Facility

In connection with entering into the 2018 Revolving Credit Facility, Nabors Delaware entered into Amendment No. 3 to its credit agreement (as amended, including such amendment, the “2012 Revolving Credit Facility”). The 2012 Revolving Credit Facility had a capacity of $666.25 million, of which we had $300.0 million outstanding as of March 31, 2020. The weighted average interest rate on borrowings at March 31, 2020 was 3.02%. The 2012 Revolving credit Facility was due to expire in July 2020, however subsequent to the balance sheet date, we have repaid all outstanding amounts and have terminated the facility.

Note 7 Shareholders’ Equity

Common shares

At a special meeting of shareholders held April 20, 2020, our shareholders authorized the Reverse Stock Split, as described in greater detail in Note 1—General.

Convertible Preferred Shares

During 2018, we issued 5.75 million of our 6% Series A Mandatory Convertible Preferred Shares (the “mandatory convertible preferred shares”), par value $0.001 per share, with a liquidation preference of $50 per share. As of March 31, 2020 and December 31, 2019 we had 4.9 million and 5.6 million mandatory convertible preferred shares outstanding.

The dividends on the mandatory convertible preferred shares are payable on a cumulative basis at a rate of 6% annually on the initial liquidation preference of $50 per share. Dividends accumulate and are paid quarterly to the extent that we have available funds and our Board declares a dividend payable. We may elect to pay any accumulated and unpaid dividends in cash or common shares or any combination thereof. At issuance, each mandatory convertible preferred share was automatically convertible into between 0.1075 and 0.1290 of our common shares based on the average share price over a period of twenty consecutive trading days ending prior to May 1, 2021, subject to anti-dilution adjustments. As a result of the dividends paid on our common shares since the offering, the most recent publicly announced conversion rate for each mandatory convertible preferred share is between 0.1144 and 0.1372 of our common shares. Adjustments to the conversion ratio are required to be made and published when such adjustment would result in an increase or decrease of one percent or more of the conversion rate. At any time prior to May 1, 2021, a holder of mandatory convertible preferred shares may convert such mandatory convertible preferred shares into our common shares at the minimum conversion rate, subject to adjustment. Otherwise, the mandatory convertible preferred shares will automatically convert into common shares on May 1, 2021.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $22.8 million (at March 31, 2020 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under

Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $14.8 million in excess of amounts accrued.

On September 29, 2017, we were sued, along with Tesco Corporation and its Board of Directors, in a putative shareholder class action filed in the United States District Court for the Southern District of Texas, Houston Division. The plaintiff alleges that the September 18, 2017 Preliminary Proxy Statement filed by Tesco with the United States Securities and Exchange Commission omitted material information with respect to the proposed transaction between Tesco and Nabors announced on August 14, 2017. The plaintiff claims that the omissions rendered the Proxy Statement false and misleading, constituting a violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. The court consolidated several matters and entered a lead plaintiff appointment order. The plaintiff filed their amended complaint, adding Nabors Industries Ltd. as a party to the consolidated action. Nabors filed its motion to dismiss, which was granted by the court on March 29, 2019. The parties have filed appellate briefs with the Fifth Circuit Court of Appeals, and arguments were heard on March 4, 2020. Nabors will continue to vigorously defend itself against the allegations.

Following a routine audit conducted in May and June of 2018 by the Atyrau Oblast Ecology Department (the “AOED”), our joint venture in Kazakhstan, KMG Nabors Drilling Company (“KNDC”), was administratively fined for not having emissions permits for KNDC owned or leased equipment. Prior to this audit, the AOED had always accepted the operator’s permits for all of their subcontractors. However, because of major personnel changes, AOED changed this position and is now requiring that the owner/lessor of the equipment that emits the pollutants must have its own permits. Administrative fines have been issued to KNDC and paid in the amount of $0.8 million for violations regarding the failure to have proper permits. AOED had also assessed additional “environmental damages” in the amount of $3.4 million for the period while KNDC did not hold its’ own emissions permit. However, KNDC appealed this fine and the AOED Economic Court ruled in KNDC’s favor. AOED appealed this decision, which was reversed on February 21, 2020. KNDC appealed to the Supreme Court but was unsuccessful in obtaining a reversal of the lower appeals court ruling. Additional damages in the form of later year audits and taxes could become due as well exposing KNDC to possible penalties and fines in an amount estimated to be up to approximately $4.0 million, of which we have fully accrued as a liability. KNDC and the operator have executed an agreement formalizing the operator’s obligation to reimburse KNDC for many of the financial expenses related to this case as well as penalties and expenses related to future audit periods.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2020	2021	2022	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$215,301	3,804	—	112	$219,217

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

Diluted earnings (losses) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and unvested restricted shares. Shares issuable upon exchange of the $575 million 0.75% exchangeable notes are not included in the calculation of diluted earnings (losses) per share unless the exchange value of the notes exceeds their principal amount at the end of the relevant reporting period, in which case the notes will be accounted for as if the number of common shares that would be necessary to settle the excess are issued. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings (losses) per share calculation, when the price of our shares exceeds $25.16 on the last trading day of the quarter, which did not occur during the three months ended March 31, 2020.

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(374,269)	$(103,376)
Less: net (income) loss attributable to noncontrolling interest	(17,465)	(14,176)
Less: preferred stock dividends	(3,652)	(4,313)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(4,432)	(5,063)
Less: distributed and undistributed earnings allocated to unvested shareholders	(125)	(118)
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(399,943)	$(127,046)
Income (loss) from discontinued operations, net of tax	$(93)	$(157)

Weighted-average number of shares outstanding - basic	7,051	7,015
Earnings (losses) per share:
Basic from continuing operations	$(56.72)	$(18.11)
Basic from discontinued operations	(0.01)	(0.02)
Total Basic	$(56.73)	$(18.13)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(399,943)	$(127,046)
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(399,943)	$(127,046)
Income (loss) from discontinued operations, net of tax	$(93)	$(157)

Weighted-average number of shares outstanding - basic	7,051	7,015
Add: dilutive effect of potential common shares	—	—
Weighted-average number of shares outstanding - diluted	7,051	7,015
Earnings (losses) per share:
Diluted from continuing operations	$(56.72)	$(18.11)
Diluted from discontinued operations	(0.01)	(0.02)
Total Diluted	$(56.73)	$(18.13)

All share and per share amounts have been adjusted for the 1-for-50 reverse split that became effective at 11:59 p.m. Eastern time on April 22, 2020.

For all periods presented, the computation of diluted earnings (losses) per share excludes outstanding stock options with exercise prices greater than the average market price of Nabors’ common shares, because their inclusion would be anti-dilutive and because they are not considered participating securities. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of these stock options, such stock options will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting. Restricted stock is included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because such stock is considered participating securities. For periods in which we experience a net loss from continuing operations, all potential common shares have been excluded from the calculation of weighted-average shares outstanding, because their inclusion would be anti-dilutive. The average number of shares from options that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future were as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)

Potentially dilutive securities excluded as anti-dilutive	68	51

Additionally, we excluded 0.79 million common shares from the computation of diluted shares issuable upon the conversion of mandatory convertible preferred shares, because their effect would be anti-dilutive under the if-converted method.

Note 10 Impairments and Other Charges

The components of impairments and other charges are provided below:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Tangible Assets & Equipment:
Impairment of long-lived assets	$147,750	—
Subtotal	147,750	—

Goodwill & Intangible Assets:
Goodwill impairments	27,798	—
Intangible asset impairment	83,624	—
Subtotal	111,422	—

Other Charges:
Other assets	15,078	—
Severance and transaction-related costs	2,184	—
Total	$276,434	$—

During the first quarter of 2020, the oil market experienced unprecedented volatility leading to a significant decline in oil prices resulting from oversupply and demand weakness. As a result of these conditions, we determined a triggering event had occurred which required us to perform impairment testing of our long-lived assets, goodwill and intangible assets. See Note 1—General for further details surrounding the economic environment.

Tangible Assets and Equipment

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

Based on our analysis during the first quarter of 2020, we impaired some of our rigs and drilling-related equipment within our U.S. Drilling, International Drilling, Drilling Solutions and Rig Technologies reportable segments resulting in charges of $82.4 million, $30.5 million, $19.8 million and $2.8 million, respectively. Additionally, we recognized an impairment of $12.3 million related to our retained interest in the oil and gas properties located on the North Slope of Alaska. These impairments resulted from the lack of future contractual opportunities on specific rigs or other assets as a result of current market conditions across certain geographic regions. A significantly prolonged period of lower oil and natural gas prices could continue to adversely affect the demand for and prices of our services, which could result in future impairment charges.

Goodwill impairments

We perform our annual goodwill impairment test during the second quarter of each year. In addition to our annual impairment test, we are required to regularly assess whether a triggering event has occurred which would require interim impairment testing. Due to current industry conditions mentioned above and the corresponding impact on future expectations of demand for our products and services, including the effect on our stock price, we determined a triggering event had occurred and performed a quantitative impairment assessment of our goodwill as of March 31, 2020. Based on the results of our goodwill test, we recognized additional impairment charges to write off the remaining goodwill balances attributable to our Drilling Solutions and Rig Technologies operating segments of $11.4 million and $16.4 million, respectively.

Intangible asset impairments

We also reviewed our intangible assets for impairment. The fair value of our intangible assets are determined using discounted cash flow models. Based on our updated projections of future cash flows, the carrying value of our intangible assets did not support the current fair value. As such, we recognized an impairment of $83.6 million to write off all remaining intangible assets.

Other assets

We recognized charges of $15.1 million for certain assets, primarily including receivables related to our international operations. The charges were primarily attributable to a number of foreign countries, which have been adversely impacted by foreign sanctions or other political risk issues as well as bankruptcies or other financial problems.

Severance and transaction related costs

During the three months ended March 31, 2020, we recognized charges of $2.2 million due to severance and other related costs incurred to right-size our cost structure.

Note 11 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	March 31,	December 31,
	2020	2019
	(In thousands)
Accrued compensation	$74,576	$97,003
Deferred revenue and proceeds on insurance and asset sales	79,622	89,051
Other taxes payable	22,660	31,472
Workers’ compensation liabilities	15,214	30,214
Interest payable	25,065	51,316
Litigation reserves	14,163	14,736
Dividends declared and payable	7,175	7,832
Other accrued liabilities	14,189	11,658
	$252,664	$333,282

Investment income (loss) includes the following:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Interest and dividend income	$2,373	$2,033
Gains (losses) on marketable securities	(5,571)	7,644
	$(3,198)	$9,677

Other, net included the following:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$1,391	$3,633
Litigation expenses and reserves	700	7,132
Foreign currency transaction losses (gains)	(645)	8,573
(Gain) loss on debt buyback	(15,742)	(2,667)
Other losses (gains)	(2,814)	831
	$(17,110)	$17,502

The changes in accumulated other comprehensive income (loss), by component, included the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total
	(In thousands (1) )
As of January 1, 2019	$(492)	$(3,945)	$(24,888)	$(29,325)
Other comprehensive income (loss) before reclassifications	—	—	9,190	9,190
Amounts reclassified from accumulated other comprehensive income (loss)	106	42	—	148
Net other comprehensive income (loss)	106	42	9,190	9,338
As of March 31, 2019	$(386)	$(3,903)	$(15,698)	$(19,987)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total
	(In thousands (1) )
As of January 1, 2020	$(65)	$(3,778)	$(7,945)	$(11,788)
Other comprehensive income (loss) before reclassifications	—	—	(17,365)	(17,365)
Amounts reclassified from accumulated other comprehensive income (loss)	107	40	—	147
Net other comprehensive income (loss)	107	40	(17,365)	(17,218)
As of March 31, 2020	$42	$(3,738)	$(25,310)	$(29,006)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Interest expense	$142	$140
General and administrative expenses	52	54
Total income (loss) from continuing operations before income tax	(194)	(194)
Tax expense (benefit)	(47)	(46)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(147)	$(148)

Note 12 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Operating revenues:
U.S. Drilling	$274,901	$320,209
Canada Drilling	25,591	25,315
International Drilling	337,110	337,256
Drilling Solutions	55,384	65,422
Rig Technologies	42,150	71,753
Other reconciling items (1)	(16,772)	(20,315)
Total	$718,364	$799,640

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$(7,404)	$24,683
Canada Drilling	37	(59)
International Drilling	(4,147)	(5,637)
Drilling Solutions	10,549	12,855
Rig Technologies	(8,151)	(5,148)
Total segment adjusted operating income (loss)	$(9,116)	$26,694

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total segment adjusted operating income (loss) (2)	$(9,116)	$26,694
Other reconciling items (3)	(30,216)	(40,089)
Earnings (losses) from unconsolidated affiliates	—	(5)
Investment income (loss)	(3,198)	9,677
Interest expense	(54,722)	(52,352)
Impairments and other charges	(276,434)	—
Other, net	17,110	(17,502)
Income (loss) from continuing operations before income taxes	$(356,576)	$(73,577)

	March 31,	December 31,
	2020	2019
	(In thousands)
Total assets:
U.S. Drilling	$2,185,051	$2,369,200
Canada Drilling	186,632	202,706
International Drilling	2,943,739	2,979,494
Drilling Solutions	147,462	218,004
Rig Technologies	245,347	324,523
Other reconciling items (3)	600,317	666,731
Total	$6,308,548	$6,760,658
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment.

(2)	Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), impairments and other charges and other, net. Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) from continuing operations before income taxes is provided in the above table.

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	March 31, 2020
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$220,229	$—	$—	$35,715	$20,531	$—	$276,475
U.S. Offshore Gulf of Mexico	39,056	—	—	3,165	—	—	42,221
Alaska	15,616	—	—	986	(9)	—	16,593
Canada	—	25,591	—	729	1,612	—	27,932
Middle East & Asia	—	—	201,177	11,037	15,554	—	227,768
Latin America	—	—	84,219	2,827	152	—	87,198
Europe, Africa & CIS	—	—	51,714	925	4,310	—	56,949
Eliminations & other	—	—	—	—	—	(16,772)	(16,772)
Total	$274,901	$25,591	$337,110	$55,384	$42,150	$(16,772)	$718,364

	Three Months Ended
	March 31, 2019
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total
	(In thousands)
Lower 48	$258,871	$—	$—	$44,052	$54,735	$—	$357,658
U.S. Offshore Gulf of Mexico	41,481	—	—	4,244	—	—	45,725
Alaska	19,857	—	—	1,728	303	—	21,888
Canada	—	25,315	—	673	2,628	—	28,616
Middle East & Asia	—	—	187,969	10,505	10,601	—	209,075
Latin America	—	—	92,366	3,231	920	—	96,517
Europe, Africa & CIS	—	—	56,921	989	2,566	—	60,476
Eliminations & other	—	—	—	—	—	(20,315)	(20,315)
Total	$320,209	$25,315	$337,256	$65,422	$71,753	$(20,315)	$799,640

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)
	(In millions)
As of December 31, 2019	$507.0	$48.6	$24.9	$66.8	$70.5
As of March 31, 2020	$517.2	$44.8	$21.9	$60.4	$65.6

Approximately 46% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2020, of which 15% was recognized during the three months ended March 31, 2020, and 30% is expected to be recognized during 2021. The remaining 24% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2022 or thereafter.

Additionally, 58% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2020, of which 21% was recognized during the three months ended March 31, 2020, and 24% is expected to be recognized during 2021. The remaining 18% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2022 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

Note 14 Condensed Consolidating Financial Information

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

The following condensed consolidating financial information presents condensed consolidating balance sheets as of March 31, 2020 and December 31, 2019, statements of income (loss) and statements of other comprehensive income (loss) for the three months ended March 31, 2020 and 2019, and statements of cash flows for the three months ended March 31, 2020 and 2019 of (a) Nabors, parent/guarantor, (b) Nabors Delaware, issuer of public debt securities guaranteed by Nabors, (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Nabors and its subsidiaries and (e) Nabors on a consolidated basis.

Condensed Consolidating Balance Sheets

	March 31, 2020
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/Issuer/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$860	$83	$479,579	$—	$480,522
Short-term investments	—	—	9,136	—	9,136
Accounts receivable, net	—	—	454,718	—	454,718
Inventory, net	—	—	173,991	—	173,991
Assets held for sale	—	—	1,936	—	1,936
Other current assets	50	—	150,483	—	150,533
Total current assets	910	83	1,269,843	—	1,270,836
Property, plant and equipment, net	—	—	4,597,308	—	4,597,308
Goodwill	—	—	—	—	—
Intercompany receivables	13,535	—	23,439	(36,974)	—
Investment in consolidated affiliates	2,568,327	4,980,066	4,423,623	(11,972,016)	—
Deferred income taxes	—	434,919	280,545	(434,919)	280,545
Other long-term assets	—	99	167,086	(7,326)	159,859
Total assets	$2,582,772	$5,415,167	$10,761,844	$(12,451,235)	$6,308,548

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$—	$—	$—
Trade accounts payable	1,143	91	296,040	—	297,274
Accrued liabilities	23,920	9,750	218,994	—	252,664
Income taxes payable	—	—	23,057	—	23,057
Current lease liabilities	—	—	11,875	—	11,875
Total current liabilities	25,063	9,841	549,966	—	584,870
Long-term debt	984,459	2,410,880	—	(7,325)	3,388,014
Other long-term liabilities	—	20,731	241,211	—	261,942
Deferred income taxes	—	—	437,719	(434,919)	2,800
Intercompany payable	17,328	251,943	(232,297)	(36,974)	—
Total liabilities	1,026,850	2,693,395	996,599	(479,218)	4,237,626
Redeemable noncontrolling interest in subsidiary	—	—	429,824	—	429,824
Shareholders’ equity	1,555,922	2,721,772	9,250,244	(11,972,017)	1,555,921
Noncontrolling interest	—	—	85,177	—	85,177
Total equity	1,555,922	2,721,772	9,335,421	(11,972,017)	1,641,098
Total liabilities and equity	$2,582,772	$5,415,167	$10,761,844	$(12,451,235)	$6,308,548

Condensed Consolidating Balance Sheets

	December 31, 2019
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$319	$38	$435,633	$—	$435,990
Short-term investments	—	—	16,506	—	16,506
Accounts receivable, net	—	—	453,042	—	453,042
Inventory, net	—	—	176,341	—	176,341
Assets held for sale	—	—	2,530	—	2,530
Other current assets	50	—	164,207	—	164,257
Total current assets	369	38	1,248,259	—	1,248,666
Property, plant and equipment, net	—	—	4,930,549	—	4,930,549
Goodwill	—	—	28,380	—	28,380
Intercompany receivables	51	—	2,611	(2,662)	—
Investment in consolidated affiliates	2,001,607	5,780,656	4,226,017	(12,008,280)	—
Deferred income taxes	—	431,441	305,844	(431,441)	305,844
Other long-term assets	—	99	254,445	(7,325)	247,219
Total assets	$2,002,027	$6,212,234	$10,996,105	$(12,449,708)	$6,760,658

	LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$—	$—	$—	$—
Trade accounts payable	128	1	295,030	—	295,159
Accrued liabilities	8,579	51,701	273,002	—	333,282
Income taxes payable	—	—	14,628	—	14,628
Current lease liabilities	—	—	13,479	—	13,479
Total current liabilities	8,707	51,702	596,139	—	656,548
Long-term debt	—	3,340,545	—	(7,325)	3,333,220
Other long-term liabilities	—	29,331	262,853	—	292,184
Deferred income taxes	—	—	434,590	(431,441)	3,149
Intercompany payable	10,508	231,759	(239,605)	(2,662)	—
Total liabilities	19,215	3,653,337	1,053,977	(441,428)	4,285,101
Redeemable noncontrolling interest in subsidiary	—	—	425,392	—	425,392
Shareholders’ equity	1,982,812	2,558,897	9,449,382	(12,008,280)	1,982,811
Noncontrolling interest	—	—	67,354	—	67,354
Total equity	1,982,812	2,558,897	9,516,736	(12,008,280)	2,050,165
Total liabilities and equity	$2,002,027	$6,212,234	$10,996,105	$(12,449,708)	$6,760,658

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended March 31, 2020
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/Issuer/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$718,364	$—	$718,364
Earnings (losses) from unconsolidated affiliates	—	—	—	—	—
Earnings (losses) from consolidated affiliates	(372,641)	92,561	80,919	199,161	—
Investment income (loss)	—	—	(2,653)	(545)	(3,198)
Total revenues and other income	(372,641)	92,561	796,630	198,616	715,166
Costs and other deductions:
Direct costs	—	—	461,840	—	461,840
General and administrative expenses	1,961	237	55,348	(162)	57,384
Research and engineering	—	—	11,409	—	11,409
Depreciation and amortization	—	32	227,031	—	227,063
Interest expense, net	17,022	37,703	(3)	—	54,722
Impairments and other charges	—	—	276,434	—	276,434
Other, net	171	(22,852)	5,409	162	(17,110)
Intercompany interest expense, net	32	—	(32)	—	—
Total costs and other deductions	19,186	15,120	1,037,436	—	1,071,742
Income (loss) from continuing operations before income taxes	(391,827)	77,441	(240,806)	198,616	(356,576)
Income tax expense (benefit)	—	(3,478)	21,171	—	17,693
Income (loss) from continuing operations, net of tax	(391,827)	80,919	(261,977)	198,616	(374,269)
Income (loss) from discontinued operations, net of tax	—	—	(93)	—	(93)
Net income (loss)	(391,827)	80,919	(262,070)	198,616	(374,362)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(17,465)	—	(17,465)
Net income (loss) attributable to Nabors	(391,827)	80,919	(279,535)	198,616	(391,827)
Less: Preferred stock dividend	(3,652)	—	—	—	(3,652)
Net income (loss) attributable to Nabors common shareholders	$(395,479)	$80,919	$(279,535)	$198,616	$(395,479)

Condensed Consolidating Statements of Income (Loss)

	Three Months Ended March 31, 2019
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Revenues and other income:
Operating revenues	$—	$—	$799,640	$—	$799,640
Earnings (losses) from unconsolidated affiliates	—	—	(5)	—	(5)
Earnings (losses) from consolidated affiliates	(115,046)	73,918	35,117	6,011	—
Investment income (loss)	—	—	10,205	(528)	9,677
Total revenues and other income	(115,046)	73,918	844,957	5,483	809,312
Costs and other deductions:
Direct costs	—	—	520,957	—	520,957
General and administrative expenses	2,414	277	65,650	(174)	68,167
Research and engineering	—	—	13,520	—	13,520
Depreciation and amortization	—	31	210,360	—	210,391
Interest expense, net	—	52,750	(398)	—	52,352
Impairments and other charges	—	—	—	—	—
Other, net	237	(2,667)	19,758	174	17,502
Intercompany interest expense, net	12	—	(12)	—	—
Total costs and other deductions	2,663	50,391	829,835	—	882,889
Income (loss) from continuing operations before income taxes	(117,709)	23,527	15,122	5,483	(73,577)
Income tax expense (benefit)	—	(11,590)	41,389	—	29,799
Income (loss) from continuing operations, net of tax	(117,709)	35,117	(26,267)	5,483	(103,376)
Income (loss) from discontinued operations, net of tax	—	—	(157)	—	(157)
Net income (loss)	(117,709)	35,117	(26,424)	5,483	(103,533)
Less: Net (income) loss attributable to noncontrolling interest	—	—	(14,176)	—	(14,176)
Net income (loss) attributable to Nabors	$(117,709)	$35,117	$(40,600)	$5,483	$(117,709)
Less: Preferred stock dividend	(4,313)	—	—	—	(4,313)
Net income (loss) attributable to Nabors common shareholders	$(122,022)	$35,117	$(40,600)	$5,483	$(122,022)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2020
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/Issuer/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(391,827)	$80,919	$(279,535)	$198,616	$(391,827)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	(17,365)	12	(17,365)	17,353	(17,365)
Pension liability amortization and adjustment	51	51	102	(153)	51
Unrealized gains (losses) and amortization on cash flow hedges	143	143	143	(286)	143
Other comprehensive income (loss) before tax	(17,171)	206	(17,120)	16,914	(17,171)
Income tax expense (benefit) related to items of other comprehensive income (loss)	47	47	94	(141)	47
Other comprehensive income (loss), net of tax	(17,218)	159	(17,214)	17,055	(17,218)
Comprehensive income (loss) attributable to Nabors	(409,045)	81,078	(296,749)	215,671	(409,045)
Net income (loss) attributable to noncontrolling interest	—	—	17,465	—	17,465
Translation adjustment attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to noncontrolling interest	—	—	17,465	—	17,465
Comprehensive income (loss)	$(409,045)	$81,078	$(279,284)	$215,671	$(391,580)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2019
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net income (loss) attributable to Nabors	$(117,709)	$35,117	$(40,600)	$5,483	$(117,709)
Other comprehensive income (loss) before tax
Translation adjustment attributable to Nabors	9,190	(4)	9,190	(9,186)	9,190
Pension liability amortization and adjustment	54	54	108	(162)	54
Unrealized gains (losses) and amortization on cash flow hedges	140	140	140	(280)	140
Other comprehensive income (loss) before tax	9,384	190	9,438	(9,628)	9,384
Income tax expense (benefit) related to items of other comprehensive income (loss)	46	46	92	(138)	46
Other comprehensive income (loss), net of tax	9,338	144	9,346	(9,490)	9,338
Comprehensive income (loss) attributable to Nabors	(108,371)	35,261	(31,254)	(4,007)	(108,371)
Net income (loss) attributable to noncontrolling interest	—	—	14,176	—	14,176
Translation adjustment attributable to noncontrolling interest	—	—	52	—	52
Comprehensive income (loss) attributable to noncontrolling interest	—	—	14,228	—	14,228
Comprehensive income (loss)	$(108,371)	$35,261	$(17,026)	$(4,007)	$(94,143)

Condensed Consolidating Statements Cash Flows

	Three Months Ended March 31, 2020
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/Issuer/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$10,163	$(71,734)	$125,578	$(4,845)	$59,162
Cash flows from investing activities:
Sales and maturities of investments	—	—	1,835	—	1,835
Cash paid for investments in consolidated affiliates	(977,000)	—	(81,797)	1,058,797	—
Capital expenditures	—	—	(59,430)	—	(59,430)
Proceeds from sales of assets and insurance claims	—	—	6,822	—	6,822
Change in intercompany balances	—	913,387	(913,387)	—	—
Net cash provided by (used for) investing activities	(977,000)	913,387	(1,045,957)	1,058,797	(50,773)
Cash flows from financing activities:
Increase (decrease) in cash overdrafts	—	—	55	—	55
Proceeds from issuance of long-term debt	1,000,000	—	—	—	1,000,000
Reduction of long-term debt	—	(1,068,405)	—	—	(1,068,405)
Debt issuance costs	(15,737)	—	—	—	(15,737)
Proceeds from revolving credit facilities	—	795,000	—	—	795,000
Reduction in revolving credit facilities	—	(650,000)	—	—	(650,000)
Repurchase of preferred shares	(12,127)	—	(1,731)	—	(13,858)
Dividends to common and preferred shareholders	(8,209)	—	(273)	545	(7,937)
Proceeds from issuance of intercompany debt	18,200	—	(18,200)	—	—
Paydown of intercompany debt	(13,200)	—	13,200	—	—
Proceeds from parent contributions	—	81,797	977,000	(1,058,797)	—
Distribution from subsidiary to parent	—	—	(4,300)	4,300	—
Other changes	(1,549)	—	3	—	(1,546)
Net cash (used for) provided by financing activities	967,378	(841,608)	965,754	(1,053,952)	37,572
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,219)	—	(2,219)
Net increase (decrease) in cash, cash equivalents and restricted cash	541	45	43,156	—	43,742
Cash, cash equivalents and restricted cash, beginning of period	319	38	441,681	—	442,038
Cash, cash equivalents and restricted cash, end of period	$860	$83	$484,837	$—	$485,780

Condensed Consolidating Statements Cash Flows

	Three Months Ended March 31, 2019
			Other
	Nabors	Nabors	Subsidiaries
	(Parent/	Delaware	(Non-	Consolidating
	Guarantor)	(Issuer)	Guarantors)	Adjustments	Total
	(In thousands)
Net cash provided by (used for) operating activities	$55,162	$(88,799)	$161,959	$(58,468)	$69,854
Cash flows from investing activities:
Purchases of investments	—	—	(4,221)	—	(4,221)
Sales and maturities of investments	—	—	1,134	—	1,134
Cash paid for acquisitions of businesses, net of cash acquired	—	—	(2,929)	—	(2,929)
Cash paid for investments in consolidated affiliates	—	—	(4,000)	4,000	—
Capital expenditures	—	—	(141,070)	—	(141,070)
Proceeds from sale of assets and insurance claims	—	—	2,642	—	2,642
Change in intercompany balances	—	(1,627)	1,627	—	—
Net cash provided by (used for) investing activities	—	(1,627)	(146,817)	4,000	(144,444)
Cash flows from financing activities:
Reduction in long-term debt	—	(43,540)	—	—	(43,540)
Debt issuance costs	—	(35)	—	—	(35)
Proceeds from revolving credit facilities	—	180,000	—	—	180,000
Reduction in revolving credit facilities	—	(50,000)	—	—	(50,000)
Proceeds from (payments for) short-term borrowings	—	—	289	—	289
Proceeds from issuance of common shares, net of issuance costs	6	—	(6)	—	—
Dividends to common and preferred shareholders	(28,557)	—	(376)	3,168	(25,765)
Proceeds from (payments for) issuance of intercompany debt	25,000	—	(25,000)	—	—
Paydown of intercompany debt	(50,500)	—	50,500	—	—
Proceeds from parent contributions	—	4,000	—	(4,000)	—
Distribution from subsidiary to parent	—	—	(55,300)	55,300	—
Other changes	(1,251)	—	(242)	—	(1,493)
Net cash (used for) provided by financing activities	(55,302)	90,425	(30,135)	54,468	59,456
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,791)	—	(2,791)
Net increase (decrease) in cash, cash equivalents and restricted cash	(140)	(1)	(17,784)	—	(17,925)
Cash, cash equivalents and restricted cash, beginning of period	474	42	450,564	—	451,080
Cash, cash equivalents and restricted cash, end of period	$334	$41	$432,780	$—	$433,155

Note 15 Subsequent Events

On May 5, 2020, our Board adopted a shareholder rights plan and declared a dividend of one right (a “Right”) for each outstanding common share to shareholders of record on May 15, 2020. Each Right entitles the holder to purchase from Nabors one one-thousandth of a Series B Junior Participating Preferred Share, par value $0.001 per share (the “Series B Preferred Shares’), of Nabors at a price of $58.08 per one one-thousandth of a Series B Preferred Share, subject to adjustment. The description of the Rights are set forth in a Rights Agreement, dated May 5, 2020 (the “Rights Agreement”), by and between Nabors and Computershare Trust Company, N.A., as Rights Agent.

Initially, the Rights will not be exercisable and will trade with our common shares. Under the Rights Agreement, the Rights will become exercisable only if a person or group or persons acting together (each, an “acquiring person”) acquires beneficial ownership of 4.9% or more of our outstanding common shares.

If the Rights are triggered, each holder of a Right (other than the acquiring person, whose Rights will become void) will be entitled to purchase additional shares of our common stock at a 50% discount. In addition, if we are acquired in a merger or other business combination after an Acquiring Person acquires more than 4.9% of our outstanding common shares, each holder of a Right would then be entitled to purchase shares of the acquiring company’s stock at a 50% discount.  Our Board, at its option, may exchange each Right (other than Rights owned by the acquiring person that have become void) in whole or in part, at an exchange ratio of one common share per outstanding Right, subject to adjustment. Except as provided in the Rights Agreement, our Board is entitled to redeem the Rights at $0.01 per Right.

A person or group of persons that beneficially owns our common shares at or above the 4.9% threshold as of the time of the public announcement of the Rights Agreement generally will not trigger the Rights until such person or group of persons increases its ownership by 0.5% or more.

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

The above description of risks and uncertainties is by no means all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors that may affect us or our industry, please refer to Item 1A. — Risk Factors in our 2019 Annual Report.

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

Outlook

The demand for our services is a function of the level of spending by oil and gas companies for exploration, development and production activities. The primary driver of customer spending are their cash flow and earnings, which are largely driven by oil and natural gas prices and customers’ production volumes. The oil and natural gas markets have traditionally been volatile and tend to be highly sensitive to supply and demand cycles.

During the first quarter of 2020, the oil markets have experienced unprecedented volatility. The outbreak of the coronavirus (“COVID-19”), along with decisions by large oil and natural gas producing countries, have resulted in a combination of oversupply and demand weakness. This combination has led to a significant drop in oil prices. Pricing for West Texas Intermediate crude oil reached a low of approximately $20 per barrel during the quarter. Subsequently, in late April, crude oil prices have continued to fall and to be impacted by oversupply fears, as considerable uncertainty remains as to timing of a resumption of normal levels of economic activity following the COVID-19 related restrictions. This has led many of our customers to make significant cuts in their activity, as evidenced by the U.S. land rig count decline of roughly 40% since the end of the first quarter. These cuts reflect capital spending reductions by operators due primarily to low oil prices. Given the current trends, we expect drilling activity will continue to fall in the U.S. in the coming months. And while we believe our international operations will be more resilient than the U.S., we expect these operations will be impacted by restrictive actions of some governments and by activity and pricing pressure from customers. We are uncertain as to the extent of the impact these events will have on the energy industry and on our business.

The decline in oil price and uncertainty surrounding the ultimate impact of COVID-19 has resulted in a significant decline in drilling activity, which has had an adverse impact on our business. In response to these market challenges, we have implemented various measures to mitigate the potential impact. These include reducing planned capital expenditures, salary reductions across most of our employees and other steps to further streamline our operations. Although we cannot predict the full impact of COVID-19 on global oil demand, it could have a larger material adverse effect on our business, financial condition, results of operations and cash flows beyond what is discussed within this report.

Recent Developments

Tender Offers

In January 2020, Nabors completed a private placement of $600.0 million aggregate principal amount of senior guaranteed notes due 2026 (the “2026 Notes”) and $400.0 million aggregate principal amount of senior guaranteed notes due 2028 (the “2028 Notes” and, together with the 2026 Notes, the “Notes”). The 2026 and 2028 Notes bear interest at an annual rate of 7.25% and 7.50%, respectively. The Notes are fully and unconditionally guaranteed by certain of Nabors’ indirect wholly owned subsidiaries. The proceeds from this offering were used primarily to repurchase $952.9 million aggregate principal amount of certain of Nabors Delaware’s senior notes that were tendered pursuant to an offer to purchase certain of our senior notes (the “Tender Offers”). The aggregate principal amount repurchased included approximately $407.7 million of our 5.50% Notes, $379.7 million of our 4.625% Notes and $165.5 million of our 5.10%

Notes. We also repurchased an additional $134.8 million in aggregate principal amount of various senior notes during the quarter, for a combined total of $1.1 billion. We realized a net gain of $15.7 million from these repurchases.

Reverse Stock Split

At a special meeting of shareholders held April 20, 2020, our shareholders authorized the Reverse Stock Split at a ratio of not less than 1-for 15 and not greater than 1-for-50, with the exact ratio to be set within that range at the sole direction of our Board. On April 20, 2020, the Board set the Reverse Stock Split ratio at 1-for-50. As a result of the Reverse Stock Split, 50 pre-reverse split common shares were automatically combined into one new common share, without any action on the part of the shareholders. Our authorized number of common shares were also proportionally decreased from 800,000,000 to 16,000,000 common shares, and the par value of each common share was proportionally increased from $0.001 to $0.05. In addition, at the special meeting, the shareholders authorized an increase in our common share capital by 100% following the Reverse Stock Split, to $1,600,000. No fractional common shares were issued as a result of the Reverse Stock Split. Any fractional common shares of registered holders resulting from the Reverse Stock Split were rounded up to the nearest whole share. Unless otherwise noted, all share and per share information included in this quarterly report on Form 10-Q has been retrospectively adjusted to reflect this Reverse Stock Split.

Financial Results

Comparison of the three months ended March 31, 2020 and 2019

Operating revenues for the three months ended March 31, 2020 totaled $718.4 million, representing a decrease of $81.3 million, or 10%, compared to the three months ended March 31, 2019. The primary driver was a decrease in activity domestically in response to the rapid decline in market conditions, as evidenced by the 20% decline in average rigs working within our U.S. Drilling operating segment. This led to a decrease in operating revenue across virtually all of our operating segments, and specifically within the U.S. markets. For a more detailed description of operating results see Segment Results of Operations, below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $395.4 million ($56.72 per diluted share) for the three months ended March 31, 2020 compared to a net loss from continuing operations attributable to Nabors common shareholders of $121.9 million ($18.11 per diluted share) for the three months ended March 31, 2019, or a $273.5 million increase in the net loss. The majority of the increase to the net loss is attributable to $276.4 million in various impairments and other charges recognized during the three months ended March 31, 2020. These charges were the direct result of the reduction in oil prices as well as the impact of the COVID-19 pandemic worldwide, which has adversely affected our projected future cash flows.

General and administrative expenses for the three months ended March 31, 2020 totaled $57.4 million, representing a decrease of $10.8 million, or 16%, compared to the three months ended March 31, 2019. This is reflective of a reduction in workforce and general cost-reduction efforts across our operating segments and our corporate offices.

Research and engineering expenses for the three months ended March 31, 2020 totaled $11.4 million, representing a decrease of $2.1 million, or 16%, compared to the three months ended March 31, 2019. The decrease is primarily attributable to a reduction in staffing levels and other cost control efforts across many of our research and engineering projects and initiatives.

Depreciation and amortization expense for the three months ended March 31, 2020 was $227.1 million, representing an increase of $16.7 million, or 8%, compared to the three months ended March 31, 2019. The increase is primarily due to accelerated depreciation on certain underutilized, lower specification legacy rigs across our global fleet.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	March 31,
	2020	2019	Increase/(Decrease)
	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$274,901	$320,209	$(45,308)	(14)%
Adjusted operating income (loss) (1)	$(7,404)	$24,683	$(32,087)	(130)%
Average rigs working (2)	96.4	120.9	(24.5)	(20)%

Canada Drilling
Operating revenues	$25,591	$25,315	$276	1%
Adjusted operating income (loss) (1)	$37	$(59)	$96	163%
Average rigs working (2)	16.8	16.3	0.5	3%

International Drilling
Operating revenues	$337,110	$337,256	$(146)	(0)%
Adjusted operating income (loss) (1)	$(4,147)	$(5,637)	$1,490	26%
Average rigs working (2)	86.7	89.7	(3.0)	(3)%

Drilling Solutions
Operating revenues	$55,384	$65,422	$(10,038)	(15)%
Adjusted operating income (loss) (1)	$10,549	$12,855	$(2,306)	(18)%

Rig Technologies
Operating revenues	$42,150	$71,753	$(29,603)	(41)%
Adjusted operating income (loss) (1)	$(8,151)	$(5,148)	$(3,003)	(58)%
(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 12—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues decreased during the three months ended March 31, 2020 compared to the corresponding period primarily due to a decrease in activity as reflected by a 20% decrease in the average number of rigs working, which accounted for approximately $45.4 million of the decrease in operating revenue. This segment benefited from declines in operating costs resulting from fewer rigs working during the period, which partially offset the decrease in operating revenue.

Canada Drilling

Operating revenues increased marginally during the three months ended March 31, 2020 compared to the corresponding period, primarily due to an increase in activity as evidenced by the 3% increase in average rigs working. This increase was partially offset by a decrease in dayrates during the period. Direct costs within this operating segment also increased with the increase in activity, which more than offset the marginal increase in operating revenue. However, this operating segment benefitted from various cost reduction initiatives across the organization, resulting in marginal adjusted operating income for the period.

International Drilling

Operating revenues during the three months ended March 31, 2020 were virtually flat when compared to the corresponding period. This operating segment benefitted from declines in operating costs and depreciation resulting from fewer rigs working during the period as well as a reduction in direct costs as a result of the sale of our workover rigs in Argentina.

Drilling Solutions

Operating revenues decreased during the three months ended March 31, 2020 compared to the corresponding period primarily due to the reduced activity across the U.S. as the market softened in response to reduced oil prices, most notably within our wellbore placement product line. The reduction in activity and operating revenues was partially offset by cost management initiatives mainly focusing on labor and repair and maintenance costs as well as an overall reduction in administrative expenses.

Rig Technologies

Operating revenues decreased during the three months ended March 31, 2020 compared to the corresponding period due to the overall decline in activity in the U.S. which led to fewer capital equipment and part sales as well as a decline in repairs and service jobs. Direct costs and manufacturing costs also declined during the period, driven by the aforementioned decline in activity. Additionally, this operating segment experienced a decrease in labor costs due to an overall reduction in headcount.

Other Financial Information

Interest expense

Interest expense for the three months ended March 31, 2020 was $54.7 million, representing an increase of $2.4 million, or 5%, compared to the three months ended March 31, 2019. The increase was primarily due to the higher interest rates on the 2026 Notes and the 2028 Notes, which were issued in January 2020, compared to the lower interest rate debt that was repurchased in the Tender Offers using the proceeds from that offering.

Impairments and other charges

During the three months ended March 31, 2020, we recognized impairments and other charges of approximately $276.4 million, which primarily included impairments of long-lived assets of $147.8 million comprised of underutilized rigs and drilling-related equipment across all of our operating segments. We recognized impairments of $16.4 million for the remaining goodwill balance attributable to our Rig Technologies operating segment and $11.4 million for the remaining goodwill balance attributable to our Drilling Solutions operating segment. Additionally, we recognized an impairment of $83.6 million to write off our remaining intangible assets.

Other, net

Other, net for the three months ended March 31, 2020 was $17.1 million of income, which included a net gain on debt buybacks of $15.7 million, release of contingent consideration reserves in connection with a previous acquisition of $8.6 million and foreign currency exchange gains of $0.6 million. This was partially offset by net losses on sales and disposals of assets of approximately $1.4 million and an increase in litigation reserves of $0.7 million.

Other, net for the three months ended March 31, 2019 was $17.5 million of expense, which included foreign currency exchange losses of $8.6 million, an increase in litigation reserves of $7.1 million and net losses on sales and disposals of assets of approximately $3.6 million. Partially offsetting these losses was a net gain on debt buybacks of $2.7 million.

Income tax rate

Our worldwide effective tax rate for the three months ended March 31, 2020 was (5.0%) compared to (40.5%) for the three months ended March 31, 2019. The decrease in tax expense during 2020 compared to 2019 was primarily attributable to the change in our geographic mix of our pre-tax earnings (losses). The ratio of our pre-tax earnings in certain low tax jurisdictions compared to high tax jurisdictions increased in 2020 compared to 2019, resulted in a decrease in tax expense. Future changes in the mix or pre-tax earnings could materially change the effective income tax rate.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facilities and cash provided by operating activities. As of March 31, 2020, we had cash and short-term investments of $489.7 million and working capital of $686.0 million. As of December 31, 2019, we had cash and short-term investments of $452.5 million and working capital of $592.1 million. At March 31, 2020, we had $500.0 million of borrowings outstanding under our revolving credit facilities.

We had 18 letter-of-credit facilities with various banks as of March 31, 2020. Availability under these facilities as of March 31, 2020 was as follows:

March 31,
2020
(In thousands)
Credit available	$720,902
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	146,776
Remaining availability	$574,127

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

The 2018 Revolving Credit Facility requires us to maintain a net leverage ratio 5.50:1 or less and an asset to debt coverage ratio of at least 2.50:1, as of the end of each calendar quarter. The asset to debt coverage ratio applies only during the period which Nabors Delaware fails to maintain an investment grade rating from at least two rating agencies, which was the case as of the date of this report. Our asset to debt coverage ratio was 3.98:1 as of March 31, 2020 and 4.28:1 as of December 31, 2019. Our net leverage ratio was 3.60:1 as of March 31, 2020 and 3.55:1 as of December 31, 2019.

As of the date of this report, we were in compliance with all covenants under the 2018 Revolving Credit Facility. If we fail to perform our obligations under the covenants, the revolving credit commitments under the 2018 Revolving Credit Facility could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. If necessary, we have the ability to manage these ratios by taking certain actions including reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. We expect to remain in compliance with all covenants under the 2018 Revolving Credit Facility during at least the twelve month period following the date of this report based on our current operational and financial projections. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect, especially in light of the effects the COVID-19 pandemic has on oil and natural gas prices and, in turn, our business. The net leverage ratio and the asset to debt coverage ratio are not measures of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

Accounts Receivable Sales Agreement

On September 13, 2019, we entered into the $250 million A/R Agreement whereby the Originators sold or contributed, and will on an ongoing basis continue to sell or contribute, certain of their domestic trade accounts receivables to a wholly-owned, bankruptcy-remote, SPE. The SPE would in turn, sell, transfer, convey and assign to third-party Purchasers, all the rights, title and interest in and to its pool of eligible receivables.

The amount available for purchase under the A/R Agreement fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreement is approximately $250.0 million and the amount of receivables purchased by the Purchasers as of March 31, 2020 was $175.0 million.

The Originators, Nabors Delaware, the SPE, and the Company provide representations, warranties, covenants and indemnities under the A/R Agreement and the Indemnification Guarantee. See further details at Note 5—Accounts Receivable Sales Agreement.

Future Cash Requirements

Our current cash and investments, projected cash flows from operations, proceeds from equity or debt issuances and our revolving credit facilities are expected to adequately finance our purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for at least the next 12 months. However, we can make no assurances that our current operational and financial projections will prove to be correct, especially in light of the effects the COVID-19 pandemic has on oil and natural gas prices and, in turn, our business. A sustained period of highly depressed oil and natural gas prices could have a significant effect on our customers’ capital expenditure spending and therefore our operations, cash flows and liquidity.

Purchase commitments outstanding at March 31, 2020 totaled approximately $200.4 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included below under “Off-Balance Sheet Arrangements (Including Guarantees).”

There have been no material changes to the contractual cash obligations table that was included in our 2019 Annual Report.

On August 25, 2015, our Board authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400.0 million of our common shares by various means, including in the open market or in privately negotiated transactions. Authorization for the program, which was renewed in February 2019, does not have an expiration date and does not obligate us to repurchase any of our common shares. Since establishing the program, we have repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of March 31, 2020, the remaining amount authorized under the program that may be used to purchase shares was $278.9 million. As of March 31, 2020, our subsidiaries held 1.1 million of our common shares.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the three months ended March 31, 2020 and 2019 below.

Operating Activities. Net cash provided by operating activities totaled $59.2 million during the three months ended March 31, 2020, compared to net cash provided of $69.9 million during the corresponding 2019 period. Operating cash flows are our primary source of capital and liquidity. The increase in cash flows from operations is primarily attributable to increases in activity and margins in our U.S. Drilling operating segment. Additionally, changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables and interest payments are significant factors affecting operating cash flows. Changes in working capital items used $85.3 million and used $54.6 million in cash during the three months ended March 31, 2020 and 2019, respectively.

Investing Activities. Net cash used for investing activities totaled $50.8 million during the three months ended March 31, 2020 compared to net cash used of $144.4 million during the corresponding 2019 period. Our primary use of cash for investing activities is capital expenditures for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the three months ended March 31, 2020 and 2019, we used cash for capital expenditures totaling $59.4 million and $141.1 million, respectively.

Financing Activities. Net cash provided by financing activities totaled $37.6 million during the three months ended March 31, 2020 compared to net cash provided of $59.5 million during the corresponding 2019 period. During the three months ended March 31, 2020, we received net proceeds of $1.0 billion in proceeds from the issuance of new long term debt as well as $145.0 million in net amounts borrowed under our revolving credit facilities. This was partially offset by a $1.1 billion repayment on our senior notes. Additionally, we paid dividends totaling $7.9 million to our common and preferred shareholders.

Other Matters

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2020	2021	2022	Thereafter	Total
	(In thousands)
Financial standby letters of credit and other financial surety instruments	$215,301	3,804	—	112	$219,217

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2019 Annual Report. There were no material changes in our exposure to market risk during the three months ended March 31, 2020 from those disclosed in our 2019 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of our 2019 Annual Report, which in addition to the information set forth elsewhere in this report and the 2019 Annual Report, should be carefully considered when evaluating us. These risks are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business.

The outbreak of COVID-19 and recent events in the energy markets has had, and may continue to have an adverse impact on our financial condition, results of operations and cash flows.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency with respect to a new strain of coronavirus known as COVID-19. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in global infections. The COVID-19 outbreak triggered a sharp sell-off in energy commodities markets during the first quarter of 2020 due to the sudden drop in worldwide consumption of oil, gas and other energy products as a result of measures taken worldwide to contain the spread of the disease. In addition, a dispute between Russia and Saudi Arabia regarding proposed oil production cuts to counteract decreased demand resulting from the COVID-19 outbreak has also recently put downward pressure on energy markets.

The recent significant weakness in oil and natural gas prices has resulted in reductions in the exploration and production capital and operating budgets of our customers. Demand for our services and associated product offerings and the rates we are able to charge our customers is closely tied to such exploration and production activities and the significant price weakness and associated volatility surrounding recent global events has had, and is reasonably likely to continue to have, an adverse impact on the demand for our services.

Future increases in commodity prices may not necessarily translate into the resumption of exploration and production activities (and a corresponding increase in demand for our services) because our customers’ expectations of future prices may also influence or limit their activity. As a result of these factors, lower industry demand for oil and natural gas field services may persist for a significant period, which would continue to materially adversely affect the rates that we are able to charge our customers and the demand for our services.

The spread of the virus into our workforce may also prevent us from meeting the demands of our customers in the future. For example, if the COVID-19 pandemic were to impact a location where we have a high concentration of business and resources, our local workforce could be affected by the outbreak, which could significantly disrupt our operations or lead to a shutdown of operations in the impacted location.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended March 31, 2020 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
January 1 - January 31	1	$2.95	—	280,645
February 1 - February 28	9	$2.29	—	280,645
March 1 - March 31	4	$1.57	—	278,914
(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2013 Stock Plan and 2016 Stock Plan. Each of the 2016 Stock Plan, the 2013 Stock Plan, the 2003 Employee Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through March 31, 2020, we repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of March 31, 2020, we had $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of March 31, 2020, our subsidiaries held 1.1 million of our common shares.

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share	Program	Program (1)
January 1 - January 31	388	$23.70	—	4,066
February 1 - February 28	—	$—	—	4,066
March 1 - March 31	355	$11.42	—	—
(1)	In March 2020, our Board authorized a share repurchase program under which we may repurchase, from time to time, up to $15.0 million of our mandatory convertible preferred shares in the open market or in privately negotiated transactions. Through March 31, 2020, we repurchased and canceled 0.9 million mandatory convertible preferred shares for an aggregate purchase price of approximately $15.0 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Deposit of Memorandum of Increase of Share Capital.
3.2	Amended and Restated Bye-Laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 001-32657) filed with the SEC on April 22, 2020).
3.3

Certificate of Designation of Series B Junior Participating Preferred Shares of Nabors Industries Ltd. (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 001-32657) filed with the SEC on May 6, 2020).

4.1

Rights Agreement, dated May 5, 2020 between Nabors Industries Ltd. and Computershare Trust Company, N.A., as Rights Agent, including the Certificate of Designation of Series B Junior Participating Preferred Shares, the Form of Right Certificate, and the Summary of Rights to Purchase Preferred Shares, respectively attached thereto as Exhibits A, B and C. (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on May 6, 2020).

10.1

Third Amendment to 2018 Credit Agreement, dated as of March 3, 2020, by and among Nabors Industries, Inc., as US Borrower, Nabors Drilling Canada Limited, as Canadian Borrower Nabors Industries Ltd., as Holdings, the other Guarantors from time to time party thereto, HSBC Bank Canada, as Canadian Lender, the Issuing Banks and other Lenders party thereto and Citibank, N.A., as Administrative Agent solely for the US Lenders and not for the Canadian Lender.*

10.2

Eighth Amendment to Executive Employment Agreement, dated April 6, 2020, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10 Exhibit 10.1 to our Form 8-K (File No. 00132657) filed with the SEC on April 9, 2020).

10.3

First Amendment to Amended and Restated Employment Agreement, dated April 6, 2020, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 00132657) filed with the SEC on April 9, 2020).

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	May 8, 2020