Form 10-Q
period 2020-06-30
NABORS INDUSTRIES LTD
filed 2020-08-04
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

The number of common shares, par value $.05 per share, outstanding as of July 31, 2020 was 7,295,792, excluding 1,090,003 common shares held by our subsidiaries, or 8,385,795 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$484,336	$435,990
Short-term investments	9,942	16,506
Accounts receivable, net	349,005	453,042
Inventory, net	166,537	176,341
Assets held for sale	562	2,530
Other current assets	142,540	164,257
Total current assets	1,152,922	1,248,666
Property, plant and equipment, net	4,395,725	4,930,549
Goodwill	—	28,380
Deferred income taxes	275,719	305,844
Other long-term assets	158,049	247,219
Total assets (1)	$5,982,415	$6,760,658
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$221,755	$295,159
Accrued liabilities	274,270	333,282
Income taxes payable	17,180	14,628
Current lease liabilities	10,485	13,479
Total current liabilities	523,690	656,548
Long-term debt	3,276,103	3,333,220
Other long-term liabilities	238,205	292,184
Deferred income taxes	2,800	3,149
Total liabilities (1)	4,040,798	4,285,101
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest in subsidiary (Note 3)	434,131	425,392

Shareholders’ equity:
Preferred shares, par value $0.001 per share:
Series A 6% Cumulative Mandatory Convertible; $50 per share liquidation preference; outstanding 4,870 and 5,613, respectively	5	6
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 8,389 and 8,324, respectively	419	416
Capital in excess of par value	3,415,053	3,412,972
Accumulated other comprehensive income (loss)	(22,188)	(11,788)
Retained earnings (accumulated deficit)	(664,391)	(104,775)
Less: treasury shares, at cost, 1,090 and 1,056 common shares, respectively	(1,315,751)	(1,314,020)
Total shareholders’ equity	1,413,147	1,982,811
Noncontrolling interest	94,339	67,354
Total equity	1,507,486	2,050,165
Total liabilities and equity	$5,982,415	$6,760,658
(1)The condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019 include assets and liabilities of variable interest entities. See Note 3—Joint Ventures for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$533,931	$771,406	$1,252,295	$1,571,046
Earnings (losses) from unconsolidated affiliates	—	—	—	(5)
Investment income (loss)	2,036	469	(1,162)	10,146
Total revenues and other income	535,967	771,875	1,251,133	1,581,187

Costs and other deductions:
Direct costs	326,557	496,664	788,397	1,017,621
General and administrative expenses	46,244	64,415	103,628	132,582
Research and engineering	7,305	11,920	18,714	25,440
Depreciation and amortization	211,120	218,319	438,183	428,710
Interest expense	51,206	51,491	105,928	103,843
Impairments and other charges	57,852	102,570	334,286	99,903
Other, net	(30,795)	7,899	(47,905)	28,068
Total costs and other deductions	669,489	953,278	1,741,231	1,836,167
Income (loss) from continuing operations before income taxes	(133,522)	(181,403)	(490,098)	(254,980)
Income tax expense (benefit):
Current	(336)	16,504	(7,539)	32,366
Deferred	4,782	(5,106)	29,678	8,831
Total income tax expense (benefit)	4,446	11,398	22,139	41,197
Income (loss) from continuing operations, net of tax	(137,968)	(192,801)	(512,237)	(296,177)
Income (loss) from discontinued operations, net of tax	23	(34)	(70)	(191)
Net income (loss)	(137,945)	(192,835)	(512,307)	(296,368)
Less: Net (income) loss attributable to noncontrolling interest	(10,167)	(10,729)	(27,632)	(24,905)
Net income (loss) attributable to Nabors	(148,112)	(203,564)	(539,939)	(321,273)
Less: Preferred stock dividend	(3,653)	(4,312)	(7,305)	(8,625)
Net income (loss) attributable to Nabors common shareholders	$(151,765)	$(207,876)	$(547,244)	$(329,898)

Amounts attributable to Nabors common shareholders:
Net income (loss) from continuing operations	$(151,788)	$(207,842)	$(547,174)	$(329,707)
Net income (loss) from discontinued operations	23	(34)	(70)	(191)
Net income (loss) attributable to Nabors common shareholders	$(151,765)	$(207,876)	$(547,244)	$(329,898)

Earnings (losses) per share:
Basic from continuing operations	$(22.13)	$(30.31)	$(78.85)	$(48.43)
Basic from discontinued operations	—	—	(0.01)	(0.03)
Total Basic	$(22.13)	$(30.31)	$(78.86)	$(48.46)
Diluted from continuing operations	$(22.13)	$(30.31)	$(78.85)	$(48.43)
Diluted from discontinued operations	—	—	(0.01)	(0.03)
Total Diluted	$(22.13)	$(30.31)	$(78.86)	$(48.46)
Weighted-average number of common shares outstanding:
Basic	7,052	7,031	7,052	7,023
Diluted	7,052	7,031	7,052	7,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Net income (loss) attributable to Nabors	$(148,112)	$(203,564)	$(539,939)	$(321,273)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	6,671	6,349	(10,694)	15,539
Pension liability amortization and adjustment	52	54	104	108
Unrealized gains (losses) and amortization on cash flow hedges	142	142	284	282
Other comprehensive income (loss), before tax	6,865	6,545	(10,306)	15,929
Income tax expense (benefit) related to items of other comprehensive income (loss)	47	48	94	94
Other comprehensive income (loss), net of tax	6,818	6,497	(10,400)	15,835
Comprehensive income (loss) attributable to Nabors	(141,294)	(197,067)	(550,339)	(305,438)
Net income (loss) attributable to noncontrolling interest	10,167	10,729	27,632	24,905
Translation adjustment attributable to noncontrolling interest	—	7	—	59
Comprehensive income (loss) attributable to noncontrolling interest	10,167	10,736	27,632	24,964
Comprehensive income (loss)	$(131,127)	$(186,331)	$(522,707)	$(280,474)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(512,307)	$(296,368)
Adjustments to net income (loss):
Depreciation and amortization	438,182	428,717
Deferred income tax expense (benefit)	29,682	8,804
Impairments and other charges	310,296	98,869
Amortization of debt discount and deferred financing costs	16,208	15,868
Losses (gains) on debt buyback	(51,678)	1,034
Losses (gains) on long-lived assets, net	2,428	10,611
Losses (gains) on investments, net	4,733	(5,906)
Provision (recovery) of bad debt	10,164	256
Share-based compensation	15,756	14,164
Foreign currency transaction losses (gains), net	2,130	9,924
Noncontrolling interest	(27,632)	(24,906)
Other	352	373
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	89,981	23,788
Inventory	(724)	(12,814)
Other current assets	7,926	34,590
Other long-term assets	10,273	(38,705)
Trade accounts payable and accrued liabilities	(127,830)	(60,624)
Income taxes payable	8,823	7,118
Other long-term liabilities	(24,991)	58,292
Net cash provided by (used for) operating activities	201,772	273,085
Cash flows from investing activities:
Purchases of investments	(16)	(4,572)
Sales and maturities of investments	1,861	11,919
Cash paid for acquisition of businesses, net of cash acquired	—	(2,929)
Capital expenditures	(106,766)	(274,479)
Proceeds from sales of assets and insurance claims	12,772	11,857
Net cash (used for) provided by investing activities	(92,149)	(258,204)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,000,000	—
Reduction in long-term debt	(1,218,622)	(361,966)
Debt issuance costs	(16,023)	(49)
Proceeds from revolving credit facilities	1,240,000	790,000
Reduction in revolving credit facilities	(1,035,000)	(480,000)
Proceeds from (payments for) short-term borrowings	—	229
Repurchase of common and preferred shares	(13,858)	—
Dividends to common and preferred shareholders	(15,232)	(33,705)
Distributions to noncontrolling interest	(1,005)	(814)
Other	(1,576)	(2,337)
Net cash (used for) provided by financing activities	(61,316)	(88,642)
Effect of exchange rate changes on cash and cash equivalents	(3,336)	(1,968)
Net increase (decrease) in cash and cash equivalents and restricted cash	44,971	(75,729)
Cash and cash equivalents and restricted cash, beginning of period	442,038	451,080
Cash and cash equivalents and restricted cash, end of period	$487,009	$375,351

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	435,990	447,766
Restricted cash, beginning of period	6,048	3,314
Cash and cash equivalents and restricted cash, beginning of period	$442,038	$451,080

Cash and cash equivalents, end of period	484,336	367,693
Restricted cash, end of period	2,673	7,658
Cash and cash equivalents and restricted cash, end of period	$487,009	$375,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Mandatory Convertible				Capital	Accumulated
	Preferred Shares		Common Shares		in Excess	Other			Non-
		Par		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of March 31, 2019	5,750	$6	415,916	$416	$3,400,110	$(19,987)	$519,810	$(1,314,020)	$63,704	$2,650,039
Net income (loss)	—	—	—	—	—	—	(203,564)	—	10,729	(192,835)
Dividends to common shareholders ($0.06 per share)	—	—	—	—	—	—	(3,634)	—	—	(3,634)
Dividends to preferred shareholders ($0.64 per share)	—	—	—	—	—	—	(4,312)	—	—	(4,312)
Other comprehensive income (loss), net of tax	—	—	—	—	—	6,497	—	—	7	6,504
Repurchase of preferred shares	(4)	—	—	—	(79)	—	—	—	—	(79)
Share-based compensation	—	—	—	—	5,740	—	—	—	—	5,740
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(813)	(813)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(5,119)	—	—	(5,119)
Other	—	—	366	—	(350)	—	—	—	—	(350)
As of June 30, 2019	5,746	$6	416,282	$416	$3,405,421	$(13,490)	$303,181	$(1,314,020)	$73,627	$2,455,141

As of March 31, 2020	4,870	$5	419,466	$419	$3,408,454	$(29,006)	$(508,200)	$(1,315,751)	$85,177	$1,641,098
Net income (loss)	—	—	—	—	—	—	(148,112)	—	10,167	(137,945)
Dividends to common shareholders ($0.01 per share)	—	—	—	—	—	—	(119)	—	—	(119)
Dividends to preferred shareholders ($0.75 per share)	—	—	—	—	—	—	(3,653)	—	—	(3,653)
Common share issuance	—	—	—	—	—	—	—	—	—	—
Repurchase of common and preferred shares	—	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	—	6,818	—	—	—	6,818
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	—	—	—	—	—	—	—	—	—	—
Issuance of treasury shares, net of tax	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	—	—
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	—	—
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(4,307)	—	—	(4,307)
Other	—	—	(411,077)	—	6,599	—	—	—	(1,005)	5,594
As of June 30, 2020	4,870	$5	8,389	$419	$3,415,053	$(22,188)	$(664,391)	$(1,315,751)	$94,339	$1,507,486

	Mandatory Convertible				Capital	Accumulated
	Preferred Shares		Common Shares		in Excess	Other			Non-
		Par		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2018	5,750	$6	409,652	$410	$3,392,937	$(29,325)	$650,842	$(1,314,020)	$49,476	$2,750,326
Net income (loss)	—	—	—	—	—	—	(321,273)	—	24,905	(296,368)
Dividends to common shareholders ($0.02 per share)	—	—	—	—	—	—	(7,581)	—	—	(7,581)
Dividends to preferred shareholders ($1.50 per share)	—	—	—	—	—	—	(8,625)	—	—	(8,625)
Other comprehensive income (loss), net of tax	—	—	—	—	—	15,835	—	—	59	15,894
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	(4)	—	—	—	(79)	—	—	—	—	(79)
Share-based compensation	—	—	—	—	14,164	—	—	—	—	14,164
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(813)	(813)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(10,182)	—	—	(10,182)
Other	—	—	6,630	6	(1,601)	—	—	—	—	(1,595)
As of June 30, 2019	5,746	$6	416,282	$416	$3,405,421	$(13,490)	$303,181	$(1,314,020)	$73,627	$2,455,141

As of December 31, 2019	5,613	$6	416,198	$416	$3,412,972	$(11,788)	$(104,775)	$(1,314,020)	$67,354	$2,050,165
Net income (loss)	—	—	—	—	—	—	(539,939)	—	27,632	(512,307)
Dividends to common shareholders ($0.01 per share)	—	—	—	—	—	—	(3,633)	—	—	(3,633)
Dividends to preferred shareholders ($1.50 per share)	—	—	—	—	—	—	(7,305)	—	—	(7,305)
Common share issuance	—	—	—	—	—	—	—	—	—	—
Convertible preferred share issuance	—	—	—	—	—	—	—	—	—	—
Repurchase of preferred shares	(743)	(1)	—	—	(12,127)	—	—	(1,731)	—	(13,859)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(10,400)	—	—	—	(10,400)
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	—	—	—	—	—	—	—	—	—	—
Issuance of treasury shares, net of tax	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	15,757	—	—	—	—	15,757
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(1,004)	(1,004)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(8,739)	—	—	(8,739)
Other	—	—	(407,809)	3	(1,549)	—	—	—	357	(1,189)
As of June 30, 2020	4,870	$5	8,389	$419	$3,415,053	$(22,188)	$(664,391)	$(1,315,751)	$94,339	$1,507,486

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

With operations in approximately 20 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of June 30, 2020 included:

●	365 actively marketed rigs for land-based drilling operations in the United States, Canada and approximately 16 other countries throughout the world; and

●	33 actively marketed rigs for offshore drilling operations in the United States and multiple international markets.

The outbreak of the novel coronavirus (“COVID-19”), along with decisions by large oil and natural gas producing countries, has led to decreases in commodity prices, specifically oil and natural gas prices, resulting from oversupply and demand weakness. These price decreases caused significant disruptions and volatility in the global marketplace during the first half of 2020, leading to a decrease in the demand for our products and services. Lower prices and the resulting weakness in demand for our services, which have negatively affected our results of operations and cash flows, have persisted into the third quarter, and there remains continuing uncertainty regarding the length and impact of COVID-19 on the energy industry and the outlook for our business.

At a special meeting of shareholders held April 20, 2020, our shareholders authorized a combination of our common shares (the “Reverse Stock Split”) at a ratio of not less than 1-for-15 and not greater than 1-for-50, with the exact ratio to be set within that range at the sole direction of our Board of Directors (the “Board”). On April 20, 2020, the Board set the Reverse Stock Split ratio at 1-for-50. As a result of the Reverse Stock Split, 50 pre-reverse split common shares automatically combined into one new common share, without any action on the part of the shareholders. Nabors’ authorized number of common shares were also proportionally decreased from 800,000,000 to 16,000,000 common shares. Subsequently, the par value of each common share was proportionally increased from $0.001 to $0.05. In addition, at the special meeting, the shareholders authorized an increase in our common share capital by 100% following the Reverse Stock Split, to $1,600,000, resulting in an increase in the number of authorized common shares to 32,000,000. No fractional common shares were issued as a result of the Reverse Stock Split. Any fractional common shares of registered holders resulting from the Reverse Stock Split were rounded up to the nearest whole share. All share and per share information included in the accompanying financial statements has been retrospectively adjusted to reflect this Reverse Stock Split.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly our financial position as of June 30, 2020 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the six months ended June 30, 2020 may not be indicative of results that will be realized for the full year ending December 31, 2020.

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

Industry Condition, Liquidity, Management’s Plans and Going Concern

During the first half of 2020, the oil markets have experienced unprecedented volatility. The outbreak of COVID-19, and its development into a pandemic, along with policies and actions taken by governments and companies and behaviors of customers around the world, have had a significant negative impact on demand for oil. Additionally, decisions by large oil and natural gas producing countries around the start of the pandemic led to increased oil production and supply. This combination of oversupply and demand weakness has had a negative impact on the energy markets and has led to a significant drop in oil prices with West Texas Intermediate crude oil reaching negative prices during the second quarter. Crude oil prices have continued to be impacted by oversupply fears, as considerable uncertainty remains as to timing of a resumption of normal levels of economic activity following the COVID-19 related restrictions. This has led many of our customers to make significant cuts in their activity, which has negatively affected our operating results and cash flow. Given the current trends, we expect drilling activity will continue to fall in the U.S. in the coming months and that measures implemented by foreign jurisdictions and actions taken by national oil companies will also have a negative impact. We are uncertain as to the extent of the impact that these events will have on the energy industry and on our business.

Our 2018 Revolving Credit Facility contains certain covenants, including a financial covenant requiring Nabors to maintain net funded debt at no greater than 5.5 times our EBITDA over the trailing twelve months (the leverage ratio). Throughout 2019 and through the first six months of 2020, we have been in compliance with all covenants. However, the current drilling and drilling related services environment detailed above, and the impact it has had on our operations and cash flows, has made our ability to continue to comply with the leverage ratio increasingly uncertain if these conditions continue into 2021. Based on our current forecasts, which are highly uncertain given current market conditions, it is possible we will be in violation of this covenant in 2021, if conditions do not improve meaningfully. Failure to comply with this covenant, if not amended or waived, would result in an event of default under the 2018 Revolving Credit Facility and the potential acceleration of the outstanding balance, which raises substantial doubt about the Company’s ability to continue as a going concern throughout the twelve month period following the issuance of these financial statements.

We are currently in discussions with our lenders to amend the 2018 Revolving Credit Facility in a way that would provide sufficient relief from this covenant to avoid an event of default over the next twelve months. We are also actively pursuing and executing a variety of transactions and cost-cutting measures, including but not limited to, reductions in our workforce, discretionary expenditures, capital expenditures and dividends, along with refinancing transactions, asset divestitures and operational improvements. We are optimistic that we will be able to successfully negotiate an amendment to avoid the failure to comply with the leverage ratio covenant. However, we cannot predict with certainty the extent to which these measures will be successful, if at all. The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	June 30,	December 31,
	2020	2019

	(In thousands)
Raw materials	$133,563	$130,414
Work-in-progress	7,777	5,498
Finished goods	25,197	40,429
	$166,537	$176,341

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

Our estimated fair values of our reporting units incorporate judgment and the use of estimates by management. We primarily calculate fair value in these impairment tests using discounted cash flow models, which require the use of significant unobservable inputs, representative of a Level 3 fair value measurement. Our cash flow models involve assumptions based on our utilization of rigs or other oil and gas service equipment, revenues and earnings from affiliates, as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. Our fair value estimates of these reporting units are sensitive to varying dayrates, utilization and costs. A significantly prolonged period of lower oil and natural gas prices, other than those assumed in developing our forecasts, or changes in laws and regulations, could adversely affect the demand for and prices of our services. Our discounted cash flow projections for each reporting unit were based on financial forecasts. The future cash flows were discounted to present value using discount rates determined to be appropriate for each reporting unit. Terminal values for each reporting unit were calculated using a Gordon Growth methodology with a long-term growth rate of approximately 2%. The fair value of certain of our reporting units utilizes a market approach based on comparing the assets and liabilities of companies within our same industry. The market approach involves significant judgment in the selection of the appropriate peer group companies and valuation multiples.

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

The change in the carrying amount of goodwill for our segments for the six months ended June 30, 2020 was as follows:

		Acquisitions
		and
	Balance at	Purchase	Disposals		Cumulative	Balance at
	December 31,	Price	and		Translation	June 30,
	2019	Adjustments	Impairments		Adjustment	2020

	(In thousands)
Drilling Solutions	$11,436	$—	$(11,436)	(1)	$—	$—
Rig Technologies	16,944	—	(16,362)	(1)	(582)	—
Total	$28,380	$—	$(27,798)		$(582)	$—

(1)	Due to industry conditions that existed at March 31, 2020 such as the drop in commodity prices and the corresponding impact on future expectations of demand for our products and services, including the effect on our stock price, we performed a quantitative impairment assessment of our goodwill as of March 31, 2020. Based on the results of our goodwill test, we recognized a goodwill impairment of $27.8 million. See Note 10—Impairments and Other Charges.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes accounting requirements for the recognition of credit losses from an incurred or probable impairment methodology to a current expected credit losses (CECL) methodology. The guidance is effective for interim and annual periods beginning after December 15, 2019. The guidance has been applied using the modified retrospective method with a cumulative effect adjustment to beginning retained earnings. Trade receivables (including the allowance for credit losses) are the only financial instrument in scope for ASU 2016-13 currently held by the Company. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

The condensed balance sheet of SANAD, as included in our condensed consolidated balance sheet, is presented below.

	June 30,	December 31,
	2020	2019

	(In thousands)
Assets:
Cash and cash equivalents	$354,608	$289,575
Accounts receivable	59,930	68,624
Other current assets	14,681	18,149
Property, plant and equipment, net	443,517	455,751
Other long-term assets	8,471	15,118
Total assets	$881,207	$847,217
Liabilities:
Accounts payable	$58,005	$64,365
Accrued liabilities	22,630	17,929
Total liabilities	$80,635	$82,294

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

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 consisted of available-for-sale equity and debt securities. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. There were no transfers of our financial assets between Level 1 and Level 2 measures during the six months ended June 30, 2020. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2020 and December 31, 2019, our short-term investments were carried at fair market value and totaled $9.9 million and $16.5 million, respectively, and primarily consisted of Level 1 measurements. No material Level 2 or Level 3 measurements exist as of any of the periods presented.

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

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
5.00% senior notes due September 2020	$139,142	$138,582	$282,046	$284,907
4.625% senior notes due September 2021	155,044	120,167	634,588	632,516
5.50% senior notes due January 2023	36,959	17,608	501,003	483,834
5.10% senior notes due September 2023	155,738	75,234	336,810	303,860
0.75% senior exchangeable notes due January 2024	484,035	200,894	472,603	431,503
5.75% senior notes due February 2025	775,186	315,191	781,502	705,040
7.25% senior notes due January 2026	600,000	379,686	—	—
7.50% senior notes due January 2028	400,000	248,796	—	—
2012 Revolving credit facility	—	—	355,000	355,000
2018 Revolving credit facility	560,000	560,000	—	—
	3,306,104	$2,056,158	3,363,552	$3,196,660
Less: current portion	—		—
Less: deferred financing costs	30,001		30,332
	$3,276,103		$3,333,220

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

The maximum purchase commitment of the Purchasers under the A/R Agreement is $250.0 million. The amount available for sale to the Purchasers under the A/R Agreement fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of June 30, 2020, approximately $120.0 million had been sold to and as yet uncollected by the Purchasers. As of December 31, 2019, the corresponding number was approximately $140.0 million. Trade accounts receivable sold by the SPE to the Purchasers are derecognized from our condensed consolidated balance sheet. The fair value of the sold receivables approximated book value due to the short-term nature of the receivables and, as a result, no gain or loss on the sale of the receivables was recorded. Trade receivables pledged by the SPE as collateral to the Purchasers (excluding receivables sold to the Purchasers) totaled $51.3 million and $143.6 million as of June 30, 2020 and December 31, 2019, respectively, and are included in accounts receivable, net in our condensed consolidated balance sheet. The assets of the SPE cannot be used by the Company for general corporate purposes. Additionally, creditors of the SPE do not have recourse to assets of the Company (other than assets of the SPE).

Note 6 Debt

Debt consisted of the following:

	June 30,	December 31,
	2020	2019

	(In thousands)
5.00% senior notes due September 2020 (1)	$139,142	$282,046
4.625% senior notes due September 2021	155,044	634,588
5.50% senior notes due January 2023	36,959	501,003
5.10% senior notes due September 2023	155,738	336,810
0.75% senior exchangeable notes due January 2024	484,035	472,603
5.75% senior notes due February 2025	775,186	781,502
7.25% senior notes due January 2026	600,000	—
7.50% senior notes due January 2028	400,000	—
2012 Revolving credit facility (1)	—	355,000
2018 Revolving credit facility	560,000	—
	3,306,104	3,363,552
Less: current portion	—	—
Less: deferred financing costs	30,001	30,332
	$3,276,103	$3,333,220

(1)	The 5.00% senior notes due September 2020 and 2012 Revolving Credit Facility have been classified as long-term because we have the ability and intent to repay these obligations utilizing our revolving credit facility (see 2018 Revolving Credit Facility below).

During the six months ended June 30, 2020, we repurchased $1.3 billion aggregate principal amount outstanding of our senior unsecured notes for approximately $1.2 billion in cash, including principal, and $12.3 million in accrued and unpaid interest. Approximately $952.9 million of notes were purchased in the tender offers and consent solicitations described below and the remainder were purchased in the open market. In connection with these repurchases, we recognized a net gain of approximately $51.7 million for the six months ended June 30, 2020 and is included in other, net in our condensed consolidated statement of income (loss).

Subsequent to June 30, 2020 through the date of this report, we repurchased $15.8 million aggregate principal amount outstanding of various series of our senior unsecured notes for approximately $9.4 million in cash, reflecting principal, accrued and unpaid interest.

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

2018 Revolving Credit Facility

On December 13, 2019, Nabors Delaware and Nabors Drilling Canada Limited (“Nabors Canada” and together with Nabors Delaware, the “Borrowers”) entered into Amendment No. 2 (the “Second Amendment”) to the existing credit agreement dated October 11, 2018 (as amended, including such amendment, the “2018 Revolving Credit Facility”) by and among the Borrowers, the Guarantors identified therein, HSBC Bank Canada, as the Canadian lender (the “Canadian Lender”) the issuing banks and other lenders party thereto (the “US Lenders” and, together with the Canadian Lender, the “Lenders”) and Citibank, N.A., as administrative agent solely for the U.S. Lenders. Amendment No. 3 to the 2018 Revolving Credit Facility was entered into on March 3, 2020, in order to permit letters of credit from the Canadian Lender on the portion of the facility dedicated to Canadian borrowings. The 2018 Revolving Credit Facility has a borrowing capacity of $1.0136 billion and is fully and unconditionally guaranteed by Nabors and certain of its wholly owned subsidiaries. The 2018 Revolving Credit Facility matures at the earlier of (a) October 11, 2023 and (b) July 19, 2022, if any of Nabors Delaware’s existing 5.50% senior notes due January 2023 remain outstanding as of such date. Certain lenders have committed to provide Nabors Delaware an aggregate principal amount of $981.6 million under the 2018 Revolving Credit Facility, which may be drawn in U.S. dollars, and the Canadian Lender has committed to provide Nabors Canada an aggregate principal amount of $32.0 million in U.S. dollar equivalent, which can be drawn upon in either U.S. or Canadian dollars. The 2018 Revolving Credit Facility contains certain affirmative and negative covenants, including a financial covenant requiring Nabors to maintain net funded debt to EBITDA (as defined in the Second Amendment) at no greater than 5.5 times EBITDA. Additionally, during any period in which Nabors Delaware fails to maintain an investment grade rating from at least two ratings agencies, the guarantors under the facility and their respective subsidiaries will be required to maintain an asset to debt coverage ratio (as defined in the 2018 Revolving Credit Facility) of at least 2.50:1. As of June 30, 2020, we had $560 million outstanding under our 2018 Revolving Credit Facility. The weighted average interest rate on borrowings at June 30, 2020 was 2.94%. In order to make any future borrowings under the 2018 Revolving Credit Facility, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

As of June 30, 2020, we were in compliance with all covenants under the 2018 Revolving Credit Facility. See Note 2—Summary of Significant Accounting Policies for additional information regarding future covenant compliance.

2012 Revolving Credit Facility

In connection with entering into the 2018 Revolving Credit Facility, Nabors Delaware entered into Amendment No. 3 to its credit agreement (as amended, including such amendment, the “2012 Revolving Credit Facility”). The 2012 Revolving Credit Facility had a capacity of $666.25 million. We have repaid all outstanding amounts and have terminated the facility.

Note 7 Shareholders’ Equity

Common shares

At a special meeting of shareholders held April 20, 2020, our shareholders authorized the Reverse Stock Split, as described in greater detail in Note 1—General.

Convertible Preferred Shares

During 2018, we issued 5.75 million of our 6% Series A Mandatory Convertible Preferred Shares (the “mandatory convertible preferred shares”), par value $0.001 per share, with a liquidation preference of $50 per share. As of June 30, 2020 and December 31, 2019 we had 4.9 million and 5.6 million mandatory convertible preferred shares outstanding.

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

Shareholder Rights Plan

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

Initially, the Rights will not be exercisable and will trade with our common shares. Under the Rights Agreement, the Rights will become exercisable only if a person or group or persons acting together (each, an “acquiring person”) acquires beneficial ownership of 4.9% or more of our outstanding common shares. The Rights Agreement was amended on May 27, 2020, to permit the shareholder identified therein, together with affiliates and associates, to beneficially own up to 10% of our outstanding common shares.

If the Rights are triggered, each holder of a Right (other than the acquiring person, whose Rights will become void) will be entitled to purchase additional shares of our common stock at a 50% discount. In addition, if we are acquired in a merger or other business combination after an Acquiring Person acquires more than 4.9% of our outstanding common shares (10% for the shareholder identified in the amendment), each holder of a Right would then be entitled to purchase shares of the acquiring company’s stock at a 50% discount.  Our Board, at its option, may exchange each Right (other than Rights owned by the acquiring person that have become void) in whole or in part, at an exchange ratio of one common share per outstanding Right, subject to adjustment. Except as provided in the Rights Agreement, our Board is entitled to redeem the Rights at $0.01 per Right.

A person or group of persons that beneficially owns our common shares at or above the trigger threshold as of the time of the public announcement of the Rights Agreement generally will not trigger the Rights until such person or group of persons increases its ownership by 0.5% or more.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $21.8 million (at June 30, 2020 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $13.8 million in excess of amounts accrued.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2020	2021	2022	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$200,428	18,710	—	112	$219,250

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

Diluted earnings (losses) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and unvested restricted shares. Shares issuable upon exchange of the $575 million 0.75% exchangeable notes are not included in the calculation of diluted earnings (losses) per share unless the exchange value of the notes exceeds their principal amount at the end of the relevant reporting period, in which case the notes will be accounted for as if the number of common shares that would be necessary to settle the excess are issued. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings (losses) per share calculation, when the price of our shares exceeds $1,257.81 on the last trading day of the quarter, which did not occur during the six months ended June 30, 2020.

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(137,968)	$(192,801)	$(512,237)	$(296,177)
Less: net (income) loss attributable to noncontrolling interest	(10,167)	(10,729)	(27,632)	(24,905)
Less: preferred stock dividends	(3,653)	(4,312)	(7,305)	(8,625)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(4,307)	(5,119)	(8,739)	(10,182)
Less: distributed and undistributed earnings allocated to unvested shareholders	—	(115)	(125)	(233)
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(156,095)	$(213,076)	$(556,038)	$(340,122)
Income (loss) from discontinued operations, net of tax	$23	$(34)	$(70)	$(191)

Weighted-average number of shares outstanding - basic	7,052	7,031	7,052	7,023
Earnings (losses) per share:
Basic from continuing operations	$(22.13)	$(30.31)	$(78.85)	$(48.43)
Basic from discontinued operations	—	—	(0.01)	(0.03)
Total Basic	$(22.13)	$(30.31)	$(78.86)	$(48.46)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(156,095)	$(213,076)	$(556,038)	$(340,122)
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(156,095)	$(213,076)	$(556,038)	$(340,122)
Income (loss) from discontinued operations, net of tax	$23	$(34)	$(70)	$(191)

Weighted-average number of shares outstanding - basic	7,052	7,031	7,052	7,023
Add: dilutive effect of potential common shares	—	—	—	—
Weighted-average number of shares outstanding - diluted	7,052	7,031	7,052	7,023
Earnings (losses) per share:
Diluted from continuing operations	$(22.13)	$(30.31)	$(78.85)	$(48.43)
Diluted from discontinued operations	—	—	(0.01)	(0.03)
Total Diluted	$(22.13)	$(30.31)	$(78.86)	$(48.46)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)

Potentially dilutive securities excluded as anti-dilutive	67	36	67	44

Additionally, we excluded 0.79 million common shares from the computation of diluted shares issuable upon the conversion of mandatory convertible preferred shares, because their effect would be anti-dilutive under the if-converted method.

Note 10 Impairments and Other Charges

The components of impairments and other charges are provided below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Tangible Assets & Equipment:
Impairment of long-lived assets	$—	$—	$147,750	$—
Write offs and charges on long-lived assets	46,295	—	$46,295	—
Subtotal	46,295	—	194,045	—

Goodwill & Intangible Assets:
Goodwill impairments	—	93,634	27,798	93,634
Intangible asset impairment	—	5,235	83,624	5,235
Subtotal	—	98,869	111,422	98,869

Other Charges:
Other assets	316	—	15,394	—
Severance and transaction-related costs	11,241	—	13,425	—
Loss (gain) on early extinguishment of debt	—	3,701	—	1,034
Total	$57,852	$102,570	$334,286	$99,903

For the three and six months ended June 30, 2020

During the first quarter of 2020, the oil market experienced unprecedented volatility leading to a significant decline in oil prices resulting from oversupply and demand weakness. Lower prices continued through the second quarter and into the third. As a result of these conditions, we determined a triggering event had occurred in the first quarter which required us to perform impairment testing of our long-lived assets, goodwill and intangible assets.

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

During the second quarter of 2020, we wrote off all the remaining value on our rig and drilling-related equipment in Venezuela due to our lack of work in the country and limited visibility to any possibility of further work.  This resulted in a charge of $32.6 million caused by sanctions and inability to relocate assets.   Other assets throughout the Drilling and Drilling Solutions business were reviewed and approximately $13.8 million were written off due to functional obsolescence.

Goodwill impairments

We perform our annual goodwill impairment test during the second quarter of each year. In addition to our annual impairment test, we are required to regularly assess whether a triggering event has occurred which would require interim impairment testing. Due to current industry conditions mentioned above and the corresponding impact on future expectations of demand for our products and services, including the effect on our stock price, we determined a triggering event had occurred and performed a quantitative impairment assessment of our goodwill as of March 31, 2020. Based on the results of our goodwill test performed in the first quarter, we recognized additional impairment charges to write off the remaining goodwill balances attributable to our Drilling Solutions and Rig Technologies operating segments of $11.4 million and $16.4 million, respectively in the quarter ended March 31, 2020.

Intangible asset impairments

We also reviewed our intangible assets for impairment in the first quarter of 2020. The fair value of our intangible assets are determined using discounted cash flow models. Based on our updated projections of future cash flows, the fair value of our intangible assets did not support the carrying value. As such, we recognized an impairment of $83.6 million to write off all remaining intangible assets in the quarter ended March 31, 2020.

Other assets

We recognized charges of $15.4 million in the first six months of 2020, primarily in the first quarter of 2020, for certain assets including receivables related to our international operations. The charges were primarily attributable to a number of foreign countries, which have been adversely impacted by foreign sanctions or other political risk issues as well as bankruptcies or other financial problems.

Severance and transaction related costs

During the six months ended June 30, 2020, we recognized charges of $11.2 million due to severance and other related costs incurred to right-size our cost structure.

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

Note 11 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	June 30,	December 31,
	2020	2019

	(In thousands)
Accrued compensation	$76,640	$97,003
Deferred revenue and proceeds on insurance and asset sales	69,089	89,051
Other taxes payable	19,872	31,472
Workers’ compensation liabilities	15,214	30,214
Interest payable	61,003	51,316
Litigation reserves	14,493	14,736
Dividends declared and payable	3,653	7,832
Other accrued liabilities	14,306	11,658
	$274,270	$333,282

Investment income (loss) includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Interest and dividend income	$1,230	$2,248	$3,603	$4,281
Gains (losses) on marketable securities	806	(1,779)	(4,765)	5,865
	$2,036	$469	$(1,162)	$10,146

Other, net included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$1,037	$6,527	$2,428	$10,160
Litigation expenses and reserves	1,412	(521)	2,112	6,611
Foreign currency transaction losses (gains)	2,727	1,398	2,082	9,970
(Gain) loss on debt buyback	(35,936)	—	(51,678)	—
Other losses (gains)	(35)	495	(2,849)	1,327
	$(30,795)	$7,899	$(47,905)	$28,068

The changes in accumulated other comprehensive income (loss), by component, included the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2019	$(492)	$(3,945)	$(24,888)	$(29,325)
Other comprehensive income (loss) before reclassifications	—	—	15,539	15,539
Amounts reclassified from accumulated other comprehensive income (loss)	212	84	—	296
Net other comprehensive income (loss)	212	84	15,539	15,835
As of June 30, 2019	$(280)	$(3,861)	$(9,349)	$(13,490)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2020	$(65)	$(3,778)	$(7,945)	$(11,788)
Other comprehensive income (loss) before reclassifications	—	—	(10,694)	(10,694)
Amounts reclassified from accumulated other comprehensive income (loss)	214	80	—	294
Net other comprehensive income (loss)	214	80	(10,694)	(10,400)
As of June 30, 2020	$149	$(3,698)	$(18,639)	$(22,188)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Interest expense	$142	$142	$284	$282
General and administrative expenses	52	54	104	108
Total income (loss) from continuing operations before income tax	(194)	(196)	(388)	(390)
Tax expense (benefit)	(47)	(48)	(94)	(94)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(147)	$(148)	$(294)	$(296)

Note 12 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Operating revenues:
U.S. Drilling	$173,784	$323,402	$448,685	$643,611
Canada Drilling	3,564	11,389	29,155	36,704
International Drilling	301,078	326,905	638,188	664,161
Drilling Solutions	33,129	64,583	88,513	130,005
Rig Technologies	33,582	72,751	75,732	144,504
Other reconciling items (1)	(11,206)	(27,624)	(27,978)	(47,939)
Total	$533,931	$771,406	$1,252,295	$1,571,046

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$(23,395)	$20,392	$(30,799)	$45,075
Canada Drilling	(5,795)	(5,537)	(5,758)	(5,596)
International Drilling	276	(6,884)	(3,871)	(12,521)
Drilling Solutions	1,733	13,793	12,282	26,648
Rig Technologies	(1,492)	496	(9,643)	(4,652)
Total segment adjusted operating income (loss)	$(28,673)	$22,260	$(37,789)	$48,954

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total segment adjusted operating income (loss) (2)	$(28,673)	$22,260	$(37,789)	$48,954
Other reconciling items (3)	(28,622)	(42,172)	(58,838)	(82,261)
Earnings (losses) from unconsolidated affiliates	—	—	—	(5)
Investment income (loss)	2,036	469	(1,162)	10,146
Interest expense	(51,206)	(51,491)	(105,928)	(103,843)
Impairments and other charges	(57,852)	(102,570)	(334,286)	(99,903)
Other, net	30,795	(7,899)	47,905	(28,068)
Income (loss) from continuing operations before income taxes	$(133,522)	$(181,403)	$(490,098)	$(254,980)

	June 30,	December 31,
	2020	2019

	(In thousands)
Total assets:
U.S. Drilling	$2,091,100	$2,369,200
Canada Drilling	163,694	202,706
International Drilling	2,818,800	2,979,494
Drilling Solutions	130,035	218,004
Rig Technologies	247,021	324,523
Other reconciling items (3)	531,765	666,731
Total	$5,982,415	$6,760,658
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment.

(2)	Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), impairments and other charges and other, net. Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) from continuing operations before income taxes is provided in the above table.

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	June 30, 2020

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$128,814	$—	$—	$19,325	$12,108	$—	$160,247
U.S. Offshore Gulf of Mexico	36,682	—	—	1,867	—	—	38,549
Alaska	8,288	—	—	244	27	—	8,559
Canada	—	3,564	—	78	584	—	4,226
Middle East & Asia	—	—	193,313	10,496	16,581	—	220,390
Latin America	—	—	49,700	555	(30)	—	50,225
Europe, Africa & CIS	—	—	58,065	564	4,312	—	62,941
Eliminations & other	—	—	—	—	—	(11,206)	(11,206)
Total	$173,784	$3,564	$301,078	$33,129	$33,582	$(11,206)	$533,931

	Six Months Ended
	June 30, 2020
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$349,043	$—	$—	$55,037	$32,640	$—	$436,720
U.S. Offshore Gulf of Mexico	75,738	—	—	5,033	—	—	80,771
Alaska	23,904	—	—	1,230	18	—	25,152
Canada	—	29,155	—	808	2,196	—	32,159
Middle East & Asia	—	—	394,490	21,534	32,134	—	448,158
Latin America	—	—	133,919	3,382	122	—	137,423
Europe, Africa & CIS	—	—	109,779	1,489	8,622	—	119,890
Eliminations & other	—	—	—	—	—	(27,978)	(27,978)
Total	$448,685	$29,155	$638,188	$88,513	$75,732	$(27,978)	$1,252,295

	Three Months Ended
	June 30, 2019

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$268,788	$—	$—	$46,649	$50,162	$—	$365,599
U.S. Offshore Gulf of Mexico	38,727	—	—	2,765	—	—	41,492
Alaska	15,887	—	—	921	244	—	17,052
Canada	—	11,389	—	382	2,422	—	14,193
Middle East & Asia	—	—	185,077	9,422	13,263	—	207,762
Latin America	—	—	88,792	3,426	462	—	92,680
Europe, Africa & CIS	—	—	53,036	1,018	6,198	—	60,252
Eliminations & other	—	—	—	—	—	(27,624)	(27,624)
Total	$323,402	$11,389	$326,905	$64,583	$72,751	$(27,624)	$771,406

	Six Months Ended
	June 30, 2019
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$527,659	$—	$—	$90,697	$104,902	$—	$723,258
U.S. Offshore Gulf of Mexico	80,208	—	—	7,010	—	—	87,218
Alaska	35,744	—	—	2,649	546	—	38,939
Canada	—	36,704	—	1,056	5,049	—	42,809
Middle East & Asia	—	—	373,045	19,929	23,862	—	416,836
Latin America	—	—	181,159	6,657	1,382	—	189,198
Europe, Africa & CIS	—	—	109,957	2,007	8,763	—	120,727
Eliminations & other	—	—	—	—	—	(47,939)	(47,939)
Total	$643,611	$36,704	$664,161	$130,005	$144,504	$(47,939)	$1,571,046

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In millions)
As of December 31, 2019	$507.0	$48.6	$24.9	$66.8	$70.5
As of June 30, 2020	$410.3	$31.8	$15.3	$37.9	$44.4

Approximately 59% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2020, of which 42% was recognized during the six months ended June 30, 2020, and 23% is expected to be recognized during 2021. The remaining 18% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2022 or thereafter.

Additionally, 63% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2020, of which 45% was recognized during the six months ended June 30, 2020, and 23% is expected to be recognized during 2021. The remaining 14% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2022 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

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

You should consider the following key factors when evaluating these forward-looking statements:

●	The COVID-19 pandemic and its impact on our operations as well as oil and gas markets and prices;

●	fluctuations and volatility in worldwide prices of and demand for oil and natural gas;

●	fluctuations in levels of oil and natural gas exploration and development activities;

●	fluctuations in the demand for our services;

●	competitive and technological changes and other developments in the oil and gas and oilfield services industries;

●	our ability to renew customer contracts in order to maintain competitiveness;

●	the existence of operating risks inherent in the oil and gas and oilfield services industries;

●	the possibility of the loss of one or a number of our large customers;

●	the impact of long-term indebtedness and other financial commitments on our financial and operating flexibility;

●	our access to and the cost of capital, including the impact of a downgrade in our credit rating, covenant restrictions, availability under our unsecured revolving credit facility, and future issuances of debt or equity securities;

●	our dependence on our operating subsidiaries and investments to meet our financial obligations;

●	our ability to retain skilled employees;

●	our ability to complete, and realize the expected benefits of, strategic transactions;

●	changes in tax laws and the possibility of changes in other laws and regulations;

●	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in any of the countries in which we do business;

●	the possibility of changes to U.S. trade policies and regulations including the imposition of trade embargoes or sanctions; and

●	general economic conditions, including the capital and credit markets.

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

The above description of risks and uncertainties is by no means all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors that may affect us or our industry, please refer to Item 1A. — Risk Factors in our 2019 Annual Report, as amended and supplemented in Part II, Item 1A.- Risk Factors in our Quarterly Reports for the quarters ended March 31 and June 30, 2020.

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

Outlook

The demand for our products and services is a function of the level of spending by oil and gas companies for exploration, development and production activities. The primary driver of customer spending is their cash flow and earnings, which are largely driven by oil and natural gas prices and customers’ production volumes. The oil and natural gas markets have traditionally been volatile and tend to be highly sensitive to supply and demand cycles.

During the first half of 2020, the oil markets have experienced unprecedented volatility. The outbreak of the COVID-19, and its development into a pandemic, along with policies and actions taken by governments and companies and behaviors of customers around the world, have had a significant negative impact on demand for oil. Additionally, decisions by large oil and natural gas producing countries around the start of the pandemic led to increased oil production and supply. This combination of oversupply and demand weakness has had a negative impact on the energy markets and has led to a significant drop in oil prices with West Texas Intermediate crude oil reaching negative prices during the second quarter. Crude oil prices have continued to be impacted by oversupply fears, as considerable uncertainty remains as to timing of a resumption of normal levels of economic activity following the COVID-19 related restrictions. This has led many of our customers to make significant cuts in their activity, which has negatively affected our operating results and cash flow. Given the current trends, we expect drilling activity will continue to fall in the U.S. in the coming months and that measures implemented by foreign jurisdictions and actions taken by national oil companies will also have a negative impact. We are uncertain as to the extent of the impact that these events will have on the energy industry and on our business.

In response to these market challenges, we have implemented various measures to mitigate the potential impact. These include reducing planned capital expenditures, reductions in discretionary expenditures and dividends, reductions in our workforce, salary reductions across most of our employee base and other steps to further streamline our operations. Although we cannot predict the full impact of COVID-19 on global oil demand, it could have a larger material adverse effect on our business, financial condition, results of operations and cash flows beyond what is discussed within this report.

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

Reverse Stock Split

At a special meeting of shareholders held April 20, 2020, our shareholders authorized the Reverse Stock Split at a ratio of not less than 1-for-15 and not greater than 1-for-50, with the exact ratio to be set within that range at the sole direction of our Board. On April 20, 2020, the Board set the Reverse Stock Split ratio at 1-for-50. As a result of the Reverse Stock Split, 50 pre-reverse split common shares were automatically combined into one new common share, without any action on the part of the shareholders. Our authorized number of common shares were also proportionally decreased from 800,000,000 to 16,000,000 common shares. Subsequently, the par value of each common share was proportionally increased from $0.001 to $0.05. In addition, at the special meeting, the shareholders authorized an increase in our common share capital by 100% following the Reverse Stock Split, to $1,600,000, resulting in an increase in the number of authorized shares to 32,000,000. No fractional common shares were issued as a result of the Reverse Stock Split. Any fractional common shares of registered holders resulting from the Reverse Stock Split were rounded up to the nearest whole share. Unless otherwise noted, all share and per share information included in this quarterly report on Form 10-Q has been retrospectively adjusted to reflect this Reverse Stock Split.

Shareholder Rights Plan

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

Initially, the Rights will not be exercisable and will trade with our common shares. Under the Rights Agreement, the Rights will become exercisable only if a person or group or persons acting together (each, an “acquiring person”) acquires beneficial ownership of 4.9% or more of our outstanding common shares. The Rights Agreement was amended on May 27, 2020 to permit the shareholder identified therein, together with affiliates and associates, to beneficially own up to 10% of our outstanding common shares.

If the Rights are triggered, each holder of a Right (other than the acquiring person, whose Rights will become void) will be entitled to purchase additional shares of our common stock at a 50% discount. In addition, if we are acquired in a merger or other business combination after an Acquiring Person acquires more than 4.9% of our outstanding common shares (10% for the shareholder identified in the amendment), each holder of a Right would then be entitled to purchase shares of the acquiring company’s stock at a 50% discount.  Our Board, at its option, may exchange each Right (other than Rights owned by the acquiring person that have become void) in whole or in part, at an exchange ratio of one common share per outstanding Right, subject to adjustment. Except as provided in the Rights Agreement, our Board is entitled to redeem the Rights at $0.01 per Right.

A person or group of persons that beneficially owns our common shares at or above the trigger applicable threshold as of the time of the public announcement of the Rights Agreement generally will not trigger the Rights until such person or group of persons increases its ownership by 0.5% or more.

Financial Results

Comparison of the three months ended June 30, 2020 and 2019

Operating revenues for the three months ended June 30, 2020 totaled $533.9 million, representing a decrease of $237.5 million, or 31%, compared to the three months ended June 30, 2019. The primary driver was a decrease in activity domestically in response to the rapid decline in global industry market conditions, as evidenced by the 48%

decline in average rigs working within our U.S. Drilling operating segment. This market decline led to a decrease in operating revenue across virtually all of our operating segments, and specifically within the U.S. markets. For a more detailed description of operating results see Segment Results of Operations, below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $151.8 million ($22.13 per diluted share) for the three months ended June 30, 2020 compared to a net loss from continuing operations attributable to Nabors common shareholders of $207.8 million ($30.31 per diluted share) for the three months ended June 30, 2019, or a $56.1 million reduction in the net loss. This reduction in the net loss is primarily attributable to a $44.7 million reduction in various impairments and other charges recognized. During the three months ended June 30, 2019, we recognized $102.6 million in various impairments and other charges, primarily related to goodwill and intangible impairments as compared to $57.8 million recognized during the three months ended June 30, 2020 for retirements of certain long lived assets and severance related costs.

General and administrative expenses for the three months ended June 30, 2020 totaled $46.2 million, representing a decrease of $18.2 million, or 28%, compared to the three months ended June 30, 2019. This is reflective of a significant reduction in workforce and general cost-reduction efforts across our operating segments and our corporate offices due to current industry market conditions.

Research and engineering expenses for the three months ended June 30, 2020 totaled $7.3 million, representing a decrease of $4.6 million, or 39%, compared to the three months ended June 30, 2019. The decrease is attributable to reductions in staffing levels and other cost control efforts across many of our research and engineering projects and initiatives due to current industry market conditions.

Depreciation and amortization expense for the three months ended June 30, 2020 was $211.1 million, representing a decrease of $7.2 million, or 3%, compared to the three months ended June 30, 2019. The decrease is primarily due to reduction in rig activity, limited capital expenditures over recent years and the effect of recent impairments and retirements of long-lived assets.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	June 30,
	2020	2019	Increase/(Decrease)
U.S. Drilling
Operating revenues	$173,784	$323,402	$(149,618)	(46)%
Adjusted operating income (loss) (1)	$(23,395)	$20,392	$(43,787)	(215)%
Average rigs working (2)	63.8	122.2	(58.4)	(48)%

Canada Drilling
Operating revenues	$3,564	$11,389	$(7,825)	(69)%
Adjusted operating income (loss) (1)	$(5,795)	$(5,537)	$(258)	(5)%
Average rigs working (2)	2.2	7.4	(5.2)	(70)%

International Drilling
Operating revenues	$301,078	$326,905	$(25,827)	(8)%
Adjusted operating income (loss) (1)	$276	$(6,884)	$7,160	104%
Average rigs working (2)	82.4	88.6	(6.2)	(7)%

Drilling Solutions
Operating revenues	$33,129	$64,583	$(31,454)	(49)%
Adjusted operating income (loss) (1)	$1,733	$13,793	$(12,060)	(87)%

Rig Technologies
Operating revenues	$33,582	$72,751	$(39,169)	(54)%
Adjusted operating income (loss) (1)	$(1,492)	$496	$(1,988)	(401)%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 12—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment decreased during the three months ended June 30, 2020 compared to the corresponding period primarily due to a decrease in activity as reflected by a 48% decrease in the average number of rigs working. This reduction in revenues was partially offset by significant cost reductions related to the drop in activity.

Canada Drilling

Operating revenues decreased during the three months ended June 30, 2020 compared to the corresponding period primarily due to a decrease in activity as evidenced by the 70% decrease in average rigs working and decreased day rates. The second quarter is typically the bottom of the seasonal cycle for Canada as rig activity generally declines after the winter months.

International Drilling

Operating revenues for our International Drilling segment were down compared to the corresponding prior year period primarily due to reduced activity as certain countries implemented measures to counter COVID-19, particularly in Latin America.

Drilling Solutions

Operating revenues for this segment also decreased during the three months ended June 30, 2020 compared to the corresponding period primarily due to the reduced activity across the U.S. as the market softened in response to reduced oil prices and COVID-19. The reduction in activity and operating revenues was partially offset by cost management initiatives mainly focusing on labor and repair and maintenance costs as well as an overall reduction in administrative expenses.

Rig Technologies

Operating revenues for our Rig Technologies segment decreased during the three months ended June 30, 2020 compared to the corresponding period due to the overall decline in activity in the U.S. as mentioned previously. Despite a significant drop in revenues of $39.2 million, this segment enacted significant cost reduction measures to mitigate almost all the impact, such that adjusted operating income was only down by $2.0 million.

Other Financial Information

Interest expense

Interest expense for the three months ended June 30, 2020 was $51.2 million, representing a decrease of $0.3 million, or 1%, compared to the three months ended June 30, 2019. The decrease was primarily due to a reduced debt balance.

Impairments and other charges

During the three months ended June 30, 2020, we recognized impairments and other charges of approximately $57.9 million, which primarily included impairments of long-lived assets of $46.4 million comprised of underutilized rigs and drilling-related equipment across our U.S. and International Drilling operating segments. Included in this amount was the remaining value on our rig and drilling-related equipment in Venezuela we wrote off due to our lack of work in the country and limited visibility to any possibility of further work We also incurred and recognized severance and reorganization costs of $11.2 million due to significant reductions in our workforce and cost cutting measures that we enacted in response to the current industry environment.

During the three months ended June 30, 2019, we recognized impairments and other charges of $102.6 million, primarily resulting from goodwill impairment charges of $93.6 million. As part of our annual goodwill impairment test, we determined the carrying value of some of our reporting units exceeded their fair value. As such, we recognized an impairment of $76.6 million for the remaining goodwill balance attributable to our International Drilling operating segment and $18.0 million for a partial impairment to our goodwill balance attributable to our Rig Technologies operating segment. Additionally, we determined the fair value of one of our intangible assets was less than the current book value. As such, we recognized a partial impairment of $5.2 million to write down the intangible asset to its fair value. The balance of the impairments and other changes represents a loss of $3.7 million related to the repurchase of our senior notes.

Other, net

Other, net for the three months ended June 30, 2020 was $30.8 million of income, which included a net gain on debt buybacks of $35.9 million. This was partially offset by net losses on sales and disposals of assets of approximately $1.0 million, foreign currency loss of $2.7 million and an increase in litigation reserves of $1.4 million.

Other, net for the three months ended June 30, 2019 was $7.9 million of expense, which included net losses on sales and disposals of assets of approximately $6.5 million and foreign currency exchange losses of $1.4 million.

Income tax rate

Our worldwide effective tax rate for the three months ended June 30, 2020 was (3.3%) compared to (6.3%) for the three months ended June 30, 2019. The decrease in tax expense during 2020 compared to 2019 was primarily attributable to the change in our geographic mix of our pre-tax earnings (losses). The ratio of our pre-tax earnings in certain low tax jurisdictions compared to high tax jurisdictions increased in 2020 compared to 2019, resulted in a decrease in tax expense. Future changes in the mix or pre-tax earnings could materially change the effective income tax rate.

Comparison of the six months ended June 30, 2020 and 2019

Operating revenues for the six months ended June 30, 2020 totaled $1.3 billion, representing a decrease of $318.8 million, or 20%, compared to the six months ended June 30, 2019. The primary driver was a decrease in activity domestically in response to the rapid decline in global market conditions, as evidenced by the 34% decline in average rigs working within our U.S. Drilling operating segment. This led to a decrease in operating revenue across virtually all of our operating segments, and specifically within the U.S. markets. For a more detailed description of operating results see Segment Results of Operations, below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $547.2 million ($78.85 per diluted share) for the six months ended June 30, 2020 compared to a net loss from continuing operations attributable to Nabors common shareholders of $329.7 million ($48.43 per diluted share) for the six months ended June 30, 2019, or a $217.5 million increase in the net loss. This increase in the net loss is primarily attributable to $234.4 million increase in various impairments and other charges recognized. During the six months ended June 30, 2019, we recognized $99.9 million in various impairments and other charges primarily related to goodwill and intangible impairments as compared to $334.3 million recognized during the six months ended June 30, 2020.

General and administrative expenses for the six months ended June 30, 2020 totaled $103.6 million, representing a decrease of $29.0 million, or 22%, compared to the six months ended June 30, 2019. This is reflective of a significant reduction in workforce and general cost-reduction efforts across our operating segments and our corporate offices due to current industry market conditions.

Research and engineering expenses for the six months ended June 30, 2020 totaled $18.7 million, representing a decrease of $6.7 million, or 26%, compared to the six months ended June 30, 2019. The decrease is attributable to reductions in staffing levels and other cost control efforts across many of our research and engineering projects and initiatives due to current industry market conditions.

Depreciation and amortization expense for the six months ended June 30, 2020 was $438.2 million, representing an increase of $9.5 million, or 2%, compared to the six months ended June 30, 2019. The increase is primarily due to accelerated depreciation due to useful life revisions on certain underutilized, lower specification legacy rigs across our global fleet recognized during the six months ended June 30, 2020.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Six Months Ended
	June 30,
	2020	2019	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$448,685	$643,611	$(194,926)	(30)%
Adjusted operating income (loss) (1)	$(30,799)	$45,075	$(75,874)	(168)%
Average rigs working (2)	80.1	121.5	(41.4)	(34)%

Canada Drilling
Operating revenues	$29,155	$36,704	$(7,549)	(21)%
Adjusted operating income (loss) (1)	$(5,758)	$(5,596)	$(162)	(3)%
Average rigs working (2)	9.5	11.8	(2.3)	(19)%

International Drilling
Operating revenues	$638,188	$664,161	$(25,973)	(4)%
Adjusted operating income (loss) (1)	$(3,871)	$(12,521)	$8,650	69%
Average rigs working (2)	84.6	89.1	(4.5)	(5)%

Drilling Solutions
Operating revenues	$88,513	$130,005	$(41,492)	(32)%
Adjusted operating income (loss) (1)	$12,282	$26,648	$(14,366)	(54)%

Rig Technologies
Operating revenues	$75,732	$144,504	$(68,772)	(48)%
Adjusted operating income (loss) (1)	$(9,643)	$(4,652)	$(4,991)	(107)%
(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 12—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment decreased during the six months ended June 30, 2020 compared to the corresponding period primarily due to a decrease in activity as reflected by a 34% decrease in the average number of rigs working. The reduction in revenues was partially offset by significant cost reductions related to the drop in activity.

Canada Drilling

Operating revenues decreased during the six months ended June 30, 2020 compared to the corresponding period primarily due to a decrease in activity as evidenced by the 19% decrease in average rigs working and decreased day rates.

International Drilling

Operating revenues for our International Drilling segment were down compared to the corresponding prior year period primarily due to reduced activity as certain countries implemented measures to counter COVID-19.

Drilling Solutions

Operating revenues for this segment also decreased during the six months ended June 30, 2020 compared to the corresponding period primarily due to the reduced activity across the U.S. as the market softened in response to reduced oil prices and COVID-19. The reduction in activity and operating revenues was partially offset by cost management initiatives mainly focusing on labor and repair and maintenance costs as well as an overall reduction in administrative expenses.

Rig Technologies

Operating revenues for our Rig Technologies decreased during the six months ended June 30, 2020 compared to the corresponding period due to the overall decline in activity in the U.S. as mentioned previously. Despite the drop in revenues of $68.8 million, this segment enacted significant cost reduction measures to mitigate almost all of the impact, such that adjusted operating income was only down $5.0 million.

Other Financial Information

Interest expense

Interest expense for the six months ended June 30, 2020 was $105.9 million, representing an increase of $2.1 million, or 2%, compared to the six months ended June 30, 2019. The increase was primarily due to the higher interest rates on the 2026 Notes and the 2028 Notes, which were issued in January 2020, compared to the lower interest rate debt that was repurchased in the Tender Offers using the proceeds from that offering.

Impairments and other charges

During the six months ended June 30, 2020, we recognized impairments and other charges of approximately $334.3 million, which primarily included impairments and write offs of long-lived assets of $194.0 million comprised of underutilized rigs and drilling-related equipment across all of our operating segments. We recognized impairments of $16.4 million for the remaining goodwill balance attributable to our Rig Technologies operating segment and $11.4 million for the remaining goodwill balance attributable to our Drilling Solutions operating segment. Additionally, we recognized an impairment of $83.6 million to write off our remaining intangible assets.

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

Other, net

Other, net for the six months ended June 30, 2020 was $47.9 million of income, which included a net gain on debt buybacks of $51.7 million and release of contingent consideration reserves in connection with a previous acquisition of $8.6 million. This was partially offset by net losses on sales and disposals of assets of approximately $2.4 million, an increase in litigation reserves of $2.1 million and foreign currency exchange loss of $2.1 million.

Other, net for the six months ended June 30, 2019 was $28.1 million of expense, which included net losses on sales and disposals of assets of approximately $10.2 million, foreign currency exchange losses of $10.0 million and an increase in litigation reserves of $6.6 million.

Income tax rate

Our worldwide effective tax rate for the six months ended June 30, 2020 was (4.5%) compared to (16.2%) for the six months ended June 30, 2019. The decrease in tax expense during 2020 compared to 2019 was primarily attributable to the change in our geographic mix of our pre-tax earnings (losses). The ratio of our pre-tax earnings in certain low tax jurisdictions compared to high tax jurisdictions increased in 2020 compared to 2019, resulted in a decrease in tax expense. Future changes in the mix or pre-tax earnings could materially change the effective income tax rate.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and cash provided by operating activities. As of June 30, 2020, we had cash and short-term investments of $494.3 million and working capital of $629.2 million. As of December 31, 2019, we had cash and short-term investments of $452.5 million and working capital of $592.1 million. At June 30, 2020, we had $560.0 million of borrowings outstanding under our revolving credit facility and remaining availability of $449.0 million.

We had 18 letter-of-credit facilities with various banks as of June 30, 2020. Availability under these facilities as of June 30, 2020 was as follows:

June 30,
2020
(In thousands)
Credit available	$630,902
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	142,517
Remaining availability	$488,385

Our ability to access capital markets or to otherwise obtain sufficient financing may be affected by our senior unsecured debt ratings as provided by the major credit rating agencies in the United States. While there can be no assurances that we will be able to access these markets in the future, we are optimistic that we will be able to continue to access these markets or otherwise obtain financing in order to satisfy any payment obligation that might arise upon maturity, exchange or purchase of our notes and our debt facilities, loss of availability of our revolving credit facility and our A/R Agreement, and that any cash payment due, in addition to our other cash obligations, would not ultimately have a material adverse impact on our liquidity or financial position. The major U.S. credit rating agencies have previously downgraded our senior unsecured debt rating to non-investment grade. These and any further ratings downgrades could adversely impact our ability to access debt markets in the future, increase the cost of future debt, and potentially require us to post letters of credit or provide cash or other collateral for certain obligations.

The 2018 Revolving Credit Facility requires us to maintain a net leverage ratio 5.50:1 or less and an asset to debt coverage ratio of at least 2.50:1, as of the end of each calendar quarter. The asset to debt coverage ratio applies only during the period which Nabors Delaware fails to maintain an investment grade rating from at least two rating agencies, which was the case as of the date of this report. Our asset to debt coverage ratio was 3.79:1 as of June 30, 2020 and 4.28:1 as of December 31, 2019. Our net leverage ratio was 3.69:1 as of June 30, 2020 and 3.55:1 as of December 31, 2019.

As of the date of this report, we were in compliance with all covenants under the 2018 Revolving Credit Facility. However, the current drilling and drilling related services environment detailed above, and the impact it has had on our operations and cash flows, has made our ability to continue to comply with the leverage ratio increasingly uncertain if these conditions continue into 2021. Based on our current forecasts, which are highly uncertain given current market conditions, it is possible we will be in violation of this covenant in 2021, if conditions do not improve meaningfully. Failure to comply with this covenant, if not amended or waived, would result in an event of default under the 2018 Revolving Credit Facility and the potential acceleration of the outstanding balance, which raises substantial doubt about the Company’s ability to continue as a going concern throughout the twelve month period following the issuance of these financial statements.

We are currently in discussions with our lenders to amend the 2018 Revolving Credit Facility in a way that would provide sufficient relief from this covenant to avoid an event of default over the next twelve months. We are also actively pursuing and executing a variety of transactions and cost-cutting measures, including but not limited to, reductions in our workforce, discretionary expenditures, capital expenditures and dividends, along with refinancing transactions, asset divestitures and operational improvements. We are optimistic that we will be able to successfully negotiate an amendment to avoid the failure to comply with the covenant. However, we cannot predict with certainty the extent to which these measures will be successful, if at all. The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The net leverage ratio and the asset to debt coverage ratio are not measures of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

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

The amount available for purchase under the A/R Agreement fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreement is approximately $250.0 million and the amount of receivables purchased by the Purchasers as of June 30, 2020 was $120.0 million.

The Originators, Nabors Delaware, the SPE, and the Company provide representations, warranties, covenants and indemnities under the A/R Agreement and the Indemnification Guarantee. See further details at Note 5—Accounts Receivable Sales Agreement.

Future Cash Requirements

Our current cash and investments, projected cash flows from operations, proceeds from equity or debt issuances and our revolving credit facility are expected to adequately finance our purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for at least the next 12 months. However, we can make no assurances that our current operational and financial projections will prove to be correct, especially in light of the effects the COVID-19 pandemic has on oil and natural gas prices and, in turn, our business. A sustained period of highly depressed oil and natural gas prices could have a significant effect on our customers’ capital expenditure spending and therefore our operations, cash flows and liquidity.

Purchase commitments outstanding at June 30, 2020 totaled approximately $144.2 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included below under “Off-Balance Sheet Arrangements (Including Guarantees).”

There have been no material changes to the contractual cash obligations table that was included in our 2019 Annual Report.

On August 25, 2015, our Board authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400.0 million of our common shares by various means, including in the open market or in privately negotiated transactions. Authorization for the program, which was renewed in February 2019, does not have an expiration date and does not obligate us to repurchase any of our common shares. Since establishing the program, we have repurchased 0.3 million of our common shares for an aggregate purchase price of approximately

$121.1 million under this program. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of June 30, 2020, the remaining amount authorized under the program that may be used to purchase shares was $278.9 million. As of June 30, 2020, our subsidiaries held 1.1 million of our common shares.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the six months ended June 30, 2020 and 2019 below.

Operating Activities. Net cash provided by operating activities totaled $201.8 million during the six months ended June 30, 2020, compared to net cash provided of $273.1 million during the corresponding 2019 period. Operating cash flows are our primary source of capital and liquidity. The decrease in cash flows from operating activities is primarily attributable to decreases in activity and margins in our U.S. Drilling operating segment. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables and interest payments are significant factors affecting operating cash flows. Changes in working capital items used $36.5 million and provided $11.6 million in cash during the six months ended June 30, 2020 and 2019, respectively.

Investing Activities. Net cash used for investing activities totaled $92.1 million during the six months ended June 30, 2020 compared to net cash used of $258.2 million during the corresponding 2019 period. Our primary use of cash for investing activities is capital expenditures for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the six months ended June 30, 2020 and 2019, we used cash for capital expenditures totaling $106.8 million and $274.5 million, respectively.

Financing Activities. Net cash used for financing activities totaled $61.3 million during the six months ended June 30, 2020 compared to net cash used of $88.6 million during the corresponding 2019 period. During the six months ended June 30, 2020, we received net proceeds of $1.0 billion in proceeds from the issuance of new long term debt as well as $205.0 million in net amounts borrowed under our revolving credit facility. This was partially offset by a $1.2 billion repayment on our senior notes. Additionally, we paid dividends totaling $15.2 million to our common and preferred shareholders.

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries

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

In lieu of providing separate financial statements for issuers and guarantor (the “Obligated Group”), we have presented the accompanying supplemental summarized combined balance sheet and income statement information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X that we early adopted effective April 1, 2020.

All significant intercompany items among the Obligated Group have been eliminated in the supplemental summarized combined financial information. The Obligated Group’s investment balances in Subsidiary Non-Guarantors have been excluded from the supplemental combined financial information. Significant intercompany balances and activity for the Obligated Group with other related parties, including Subsidiary Non-Guarantors, (referred to as “affiliates”) are presented separately in the accompanying supplemental summarized financial information.

Summarized combined Balance Sheet and Income Statement information for the Obligated Group follows (in thousands):

	June 30,	December 31,
Summarized Combined Balance Sheet Information	2020	2019

Assets
Current Assets	$716	$407
Non-Current Assets	441,425	431,540
Noncurrent assets - affiliates	7,481,367	7,782,314
Total Assets	7,923,508	8,214,261

Liabilities and Stockholders' Equity
Current liabilities	67,275	60,409
Noncurrent liabilities	3,304,929	3,369,876
Noncurrent liabilities - affiliates	378,048	242,267
Total Liabilities	3,750,252	3,672,552
Stockholders' Equity	4,173,256	4,541,709
Total Liabilities and Stockholders' Equity	7,923,508	8,214,261

Six Months Ended
June 30,
Summarized Combined Income Statement Information	2020
Total revenues, earnings (loss) from consolidated affiliates and other income	$(370,716)
Income from continuing operations, net of tax	(420,825)
Dividends on preferred stock	(7,305)
Net income (loss) attributable to Nabors common shareholders	(428,130)

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2020	2021	2022	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$200,428	18,710	—	112	$219,250

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2019 Annual Report. There were no material changes in our exposure to market risk during the six months ended June 30, 2020 from those disclosed in our 2019 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below and Part II, Item 1A. – Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of our 2019 Annual Report, which in addition to the information set forth elsewhere in this report and the 2019 Annual Report, should be carefully considered when evaluating us. These risks are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business.

The outbreak of COVID-19 and recent events in the energy markets has had, and may continue to have an adverse impact on our financial condition, results of operations and cash flows.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency with respect to a new strain of coronavirus known as COVID-19. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in global infections. The COVID-19 outbreak triggered a sharp sell-off in energy commodities markets during the first quarter of 2020 due to the sudden drop in worldwide consumption of oil, gas and other energy products as a result of measures taken worldwide to contain the spread of the disease. In addition, a dispute between Russia and Saudi Arabia regarding proposed oil production cuts to counteract decreased demand resulting from the COVID-19 outbreak also put downward pressure on energy markets in the first half of the year.

The significant weakness in oil and natural gas prices has resulted in reductions in the exploration and production capital and operating budgets of our customers. Demand for our services and associated product offerings and the rates we are able to charge our customers is closely tied to such exploration and production activities and the significant price weakness and associated volatility surrounding recent global events has had, and is reasonably likely to continue to have, an adverse impact on the demand for our services.

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

Uncertainty about our ability to remain in compliance with all of the restrictive covenants contained in our 2018 Revolving Credit Facility raises substantial doubt about our ability to continue as a going concern.

During the first half of 2020, the oil markets have experienced unprecedented volatility. The outbreak of COVID-19, and its development into a pandemic, along with policies and actions taken by governments and companies and behaviors of customers around the world, have had a significant negative impact on demand for oil. Additionally, decisions by large oil and natural gas producing countries around the start of the pandemic led to increased oil production and supply. This combination of oversupply and demand weakness has had a negative impact on the energy markets and has led to a significant drop in oil prices. Moreover, considerable uncertainty remains as to timing of a resumption of normal levels of economic activity following the COVID-19 related restrictions. This has led many of our customers to make significant cuts in their activity, which has negatively affected our operating results and cash flow. Given the current trends, we expect drilling activity will continue to fall in the U.S. in the coming months and that measures implemented by foreign jurisdictions and actions taken by national oil companies will continue to have a negative impact. We are uncertain as to the extent of the impact that these events will have on the energy industry and on our business.

Our 2018 Revolving Credit Facility contains certain covenants, including a financial covenant requiring Nabors to maintain net funded debt at no greater than 5.5 times our EBITDA over the trailing twelve months (the leverage ratio). Throughout 2019 and through the first six months of 2020, we have been in compliance with all covenants. However, based on our current forecasts, which are highly uncertain given current market conditions, if conditions in the drilling and drilling related services environment do not improve meaningfully, it is possible we will be in violation of the leverage ratio covenant in 2021. Failure to comply with this covenant, if not amended or waived, would result in an event of default under the 2018 Revolving Credit Facility and the potential acceleration of the outstanding balance, which raises substantial doubt about the Company’s ability to continue as a going concern throughout the twelve month period following the issuance of these financial statements.

We are currently in discussions with our lenders to amend the 2018 Revolving Credit Facility in a way that would provide sufficient relief from this covenant to avoid an event of default over the next twelve months. We are also actively pursuing and executing a variety of transactions and cost-cutting measures, including but not limited to, reductions in our workforce, discretionary expenditures, capital expenditures and dividends, along with refinancing transactions, asset divestitures and operational improvements. We are optimistic that we will be able to successfully negotiate an amendment to avoid the failure to comply with the leverage ratio covenant. However, we cannot predict with certainty the extent to which these measures will be successful, if at all. The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended June 30, 2020 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
April 1 - April 30	—	$18.70	—	278,914
May 1 - May 31	1	$14.02	—	278,914
June 1 - June 30	—	$43.11	—	278,914
(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2013 Stock Plan and 2016 Stock Plan. Each of the 2016 Stock Plan, the 2013 Stock Plan, the 2003 Employee Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through June 30, 2020, we repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of June 30, 2020, we had $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of June 30, 2020, our subsidiaries held 1.1 million of our common shares.

Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share	Program	Program (1)
April 1 - April 30	—	$—	—	—
May 1 - May 31	—	$—	—	—
June 1 - June 30	—	$—	—	—
(1)	In March 2020, our Board authorized a share repurchase program under which we may repurchase, from time to time, up to $15.0 million of our mandatory convertible preferred shares in the open market or in privately negotiated transactions. Through June 30, 2020, we repurchased and canceled 0.9 million mandatory convertible preferred shares for an aggregate purchase price of approximately $15.0 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Amendment No. 1 to Rights Agreement, dated May 27, 2020 between Nabors Industries Ltd. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on June 2, 2020).

10.2

Amended and Restated Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Annex B to Nabors Industries Ltd.’s Definitive Proxy Statement (File No. 001-32657) filed with the SEC on April 23, 2020).

10.3	Form of Nabors Industries Ltd. Performance-Based Restricted Stock Unit Agreement – Anthony G. Petrello, pursuant to the Amended and Restated 2016 Stock Plan.*
10.4	Form of Nabors Corporate Services, Inc. Performance-Based Restricted Stock Unit Agreement – Anthony G. Petrello, pursuant to the Amended and Restated 2016 Stock Plan.*
10.5	Form of Nabors Industries Ltd. Performance-Based Restricted Stock Unit Agreement – William Restrepo, pursuant to the Amended and Restated 2016 Stock Plan.*
10.6	Form of Nabors Corporate Services, Inc. Performance-Based Restricted Stock Unit Agreement – William Restrepo, pursuant to the Amended and Restated 2016 Stock Plan.*
10.7	Form of Nabors Industries Ltd. TSR Stock Agreement – Anthony G. Petrello, pursuant to the Amended and Restated 2016 Stock Plan.*
10.8	Form of Nabors Corporate Services, Inc. TSR Stock Agreement – Anthony G. Petrello, pursuant to the Amended and Restated 2016 Stock Plan.*
10.9	Form of Nabors Industries Ltd. TSR Stock Agreement – William Restrepo, pursuant to the Amended and Restated 2016 Stock Plan.*
10.10	Form of Nabors Corporate Services, Inc. TSR Stock Agreement – William Restrepo, pursuant to the Amended and Restated 2016 Stock Plan.*
10.11

Form of Restricted Stock Agreement – Directors, pursuant to the Amended and Restated Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 (File No. 333-239325) filed with the SEC on June 19, 2020).

10.12

Form of Restricted Stock Agreement – Others, pursuant to the Amended and Restated Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-8 (File No. 333-239325) filed with the SEC on June 19, 2020).

10.13	Form of Director Cash Award Agreement*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	August 4, 2020