Form 10-Q
period 2020-09-30
NABORS INDUSTRIES LTD
filed 2020-11-04
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

The number of common shares, par value $.05 per share, outstanding as of October 31, 2020 was 7,294,015, excluding 1,090,003 common shares held by our subsidiaries, or 8,384,018 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$504,985	$435,990
Short-term investments	8,840	16,506
Accounts receivable, net	347,212	453,042
Inventory, net	164,029	176,341
Assets held for sale	562	2,530
Other current assets	137,384	164,257
Total current assets	1,163,012	1,248,666
Property, plant and equipment, net	4,225,034	4,930,549
Goodwill	—	28,380
Deferred income taxes	277,897	305,844
Other long-term assets	151,365	247,219
Total assets (1)	$5,817,308	$6,760,658
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$216,495	$295,159
Accrued liabilities	247,181	333,282
Income taxes payable	12,872	14,628
Current lease liabilities	9,470	13,479
Total current liabilities	486,018	656,548
Long-term debt	3,290,303	3,333,220
Other long-term liabilities	239,684	292,184
Deferred income taxes	3,053	3,149
Total liabilities (1)	4,019,058	4,285,101
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest in subsidiary (Note 3)	438,486	425,392

Shareholders’ equity:
Preferred shares, par value $0.001 per share:
Series A 6% Cumulative Mandatory Convertible; $50 per share liquidation preference; outstanding 4,870 and 5,613, respectively	5	6
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 8,385 and 8,324, respectively	419	416
Capital in excess of par value	3,419,467	3,412,972
Accumulated other comprehensive income (loss)	(18,630)	(11,788)
Retained earnings (accumulated deficit)	(829,862)	(104,775)
Less: treasury shares, at cost, 1,090 and 1,056 common shares, respectively	(1,315,751)	(1,314,020)
Total shareholders’ equity	1,255,648	1,982,811
Noncontrolling interest	104,116	67,354
Total equity	1,359,764	2,050,165
Total liabilities and equity	$5,817,308	$6,760,658
(1)	The condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019 include assets and liabilities of variable interest entities. See Note 3—Joint Ventures for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$438,352	$758,076	$1,690,647	$2,329,122
Earnings (losses) from unconsolidated affiliates	—	—	—	(5)
Investment income (loss)	(742)	(1,437)	(1,904)	8,709
Total revenues and other income	437,610	756,639	1,688,743	2,337,826

Costs and other deductions:
Direct costs	270,397	475,461	1,058,794	1,493,082
General and administrative expenses	46,168	63,577	149,796	196,159
Research and engineering	7,565	12,004	26,279	37,444
Depreciation and amortization	206,862	221,557	645,045	650,267
Interest expense	52,403	51,291	158,331	155,134
Impairments and other charges	5,017	3,629	339,303	106,007
Other, net	(425)	5,005	(48,330)	30,598
Total costs and other deductions	587,987	832,524	2,329,218	2,668,691
Income (loss) from continuing operations before income taxes	(150,377)	(75,885)	(640,475)	(330,865)
Income tax expense (benefit):
Current	1,450	18,117	(6,089)	50,483
Deferred	(5,145)	5,786	24,533	14,617
Total income tax expense (benefit)	(3,695)	23,903	18,444	65,100
Income (loss) from continuing operations, net of tax	(146,682)	(99,788)	(658,919)	(395,965)
Income (loss) from discontinued operations, net of tax	22	157	(48)	(34)
Net income (loss)	(146,660)	(99,631)	(658,967)	(395,999)
Less: Net (income) loss attributable to noncontrolling interest	(10,805)	(19,297)	(38,437)	(44,202)
Net income (loss) attributable to Nabors	(157,465)	(118,928)	(697,404)	(440,201)
Less: Preferred stock dividend	(3,653)	(4,310)	(10,958)	(12,935)
Net income (loss) attributable to Nabors common shareholders	$(161,118)	$(123,238)	$(708,362)	$(453,136)

Amounts attributable to Nabors common shareholders:
Net income (loss) from continuing operations	$(161,140)	$(123,395)	$(708,314)	$(453,102)
Net income (loss) from discontinued operations	22	157	(48)	(34)
Net income (loss) attributable to Nabors common shareholders	$(161,118)	$(123,238)	$(708,362)	$(453,136)

Earnings (losses) per share:
Basic from continuing operations	$(23.42)	$(18.27)	$(102.25)	$(66.70)
Basic from discontinued operations	—	0.02	(0.01)	—
Total Basic	$(23.42)	$(18.25)	$(102.26)	$(66.70)
Diluted from continuing operations	$(23.42)	$(18.27)	$(102.25)	$(66.70)
Diluted from discontinued operations	—	0.02	(0.01)	—
Total Diluted	$(23.42)	$(18.25)	$(102.26)	$(66.70)
Weighted-average number of common shares outstanding:
Basic	7,064	7,041	7,056	7,029
Diluted	7,064	7,041	7,056	7,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Net income (loss) attributable to Nabors	$(157,465)	$(118,928)	$(697,404)	$(440,201)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	3,665	(3,225)	(7,029)	12,314
Pension liability amortization and adjustment	52	54	156	162
Unrealized gains (losses) and amortization on cash flow hedges	(124)	142	160	424
Other comprehensive income (loss), before tax	3,593	(3,029)	(6,713)	12,900
Income tax expense (benefit) related to items of other comprehensive income (loss)	35	48	129	142
Other comprehensive income (loss), net of tax	3,558	(3,077)	(6,842)	12,758
Comprehensive income (loss) attributable to Nabors	(153,907)	(122,005)	(704,246)	(427,443)
Net income (loss) attributable to noncontrolling interest	10,805	19,297	38,437	44,202
Translation adjustment attributable to noncontrolling interest	—	(4)	—	55
Comprehensive income (loss) attributable to noncontrolling interest	10,805	19,293	38,437	44,257
Comprehensive income (loss)	$(143,102)	$(102,712)	$(665,809)	$(383,186)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(658,967)	$(395,999)
Adjustments to net income (loss):
Depreciation and amortization	645,045	650,280
Deferred income tax expense (benefit)	24,535	14,565
Impairments and other charges	301,619	98,869
Amortization of debt discount and deferred financing costs	24,347	23,197
Losses (gains) on debt buyback	(65,848)	1,752
Losses (gains) on long-lived assets, net	5,754	8,410
Losses (gains) on investments, net	5,653	(2,400)
Provision (recovery) of bad debt	9,729	379
Share-based compensation	20,170	19,489
Foreign currency transaction losses (gains), net	11,404	18,681
Noncontrolling interest	(38,437)	(44,202)
Other	257	511
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	90,757	136,266
Inventory	11,111	(21,500)
Other current assets	12,510	18,085
Other long-term assets	22,907	(37,977)
Trade accounts payable and accrued liabilities	(159,621)	(129,375)
Income taxes payable	2,393	3,459
Other long-term liabilities	(17,412)	68,338
Net cash provided by (used for) operating activities	247,906	430,828
Cash flows from investing activities:
Purchases of investments	(30)	(5,008)
Sales and maturities of investments	2,043	14,466
Cash paid for acquisition of businesses, net of cash acquired	—	(2,929)
Capital expenditures	(153,128)	(366,594)
Proceeds from sales of assets and insurance claims	21,773	26,365
Net cash (used for) provided by investing activities	(129,342)	(333,700)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,000,000	—
Reduction in long-term debt	(1,390,236)	(379,193)
Debt issuance costs	(19,149)	(48)
Proceeds from revolving credit facilities	1,522,265	975,000
Reduction in revolving credit facilities	(1,125,000)	(690,000)
Proceeds from (payments for) short-term borrowings	—	497
Repurchase of common and preferred shares	(13,858)	(79)
Dividends to common and preferred shareholders	(18,885)	(41,643)
Distributions to noncontrolling interest	(2,033)	(4,552)
Other	(1,576)	(1,741)
Net cash (used for) provided by financing activities	(48,472)	(141,759)
Effect of exchange rate changes on cash and cash equivalents	(3,987)	(4,421)
Net increase (decrease) in cash and cash equivalents and restricted cash	66,105	(49,052)
Cash and cash equivalents and restricted cash, beginning of period	442,038	451,080
Cash and cash equivalents and restricted cash, end of period	$508,143	$402,028

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	435,990	447,766
Restricted cash, beginning of period	6,048	3,314
Cash and cash equivalents and restricted cash, beginning of period	$442,038	$451,080

Cash and cash equivalents, end of period	504,985	396,937
Restricted cash, end of period	3,158	5,091
Cash and cash equivalents and restricted cash, end of period	$508,143	$402,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Mandatory Convertible				Capital	Accumulated
	Preferred Shares		Common Shares		in Excess	Other			Non-
		Par		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of June 30, 2019	5,746	$6	416,282	$416	$3,405,421	$(13,490)	$303,181	$(1,314,020)	$73,627	$2,455,141
Net income (loss)	—	—	—	—	—	—	(118,928)	—	19,297	(99,631)
Dividends to common shareholders ($0.01 per share)	—	—	—	—	—	—	(3,628)	—	—	(3,628)
Dividends to preferred shareholders ($0.75 per share)	—	—	—	—	—	—	(4,310)	—	—	(4,310)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(3,077)	—	—	(4)	(3,081)
Share-based compensation	—	—	—	—	5,325	—	—	—	—	5,325
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(3,738)	(3,738)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(5,176)	—	—	(5,176)
Other	—	—	(73)	—	(15)	—	—	—	—	(15)
As of September 30, 2019	5,746	$6	416,209	$416	$3,410,731	$(16,567)	$171,139	$(1,314,020)	$89,182	$2,340,887

As of June 30, 2020	4,870	$5	8,389	$419	$3,415,053	$(22,188)	$(664,391)	$(1,315,751)	$94,339	$1,507,486
Net income (loss)	—	—	—	—	—	—	(157,465)	—	10,805	(146,660)
Dividends to preferred shareholders ($0.75 per share)	—	—	—	—	—	—	(3,653)	—	—	(3,653)
Other comprehensive income (loss), net of tax	—	—	—	—	—	3,558	—	—	—	3,558
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(4,353)	—	—	(4,353)
Other	—	—	(4)	—	4,414	—	—	—	(1,028)	3,386
As of September 30, 2020	4,870	$5	8,385	$419	$3,419,467	$(18,630)	$(829,862)	$(1,315,751)	$104,116	$1,359,764

	Mandatory Convertible				Capital	Accumulated
	Preferred Shares		Common Shares		in Excess	Other			Non-
		Par		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2018	5,750	$6	409,652	$410	$3,392,937	$(29,325)	$650,842	$(1,314,020)	$49,476	$2,750,326
Net income (loss)	—	—	—	—	—	—	(440,201)	—	44,202	(395,999)
Dividends to common shareholders ($0.03 per share)	—	—	—	—	—	—	(11,209)	—	—	(11,209)
Dividends to preferred shareholders ($2.25 per share)	—	—	—	—	—	—	(12,935)	—	—	(12,935)
Other comprehensive income (loss), net of tax	—	—	—	—	—	12,758	—	—	55	12,813
Issuance of common shares for stock options exercised, net of surrender of unexercised stock options	(4)	—	—	—	(79)	—	—	—	—	(79)
Share-based compensation	—	—	—	—	19,489	—	—	—	—	19,489
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(4,551)	(4,551)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(15,358)	—	—	(15,358)
Other	—	—	6,557	6	(1,616)	—	—	—	—	(1,610)
As of September 30, 2019	5,746	$6	416,209	$416	$3,410,731	$(16,567)	$171,139	$(1,314,020)	$89,182	$2,340,887

As of December 31, 2019	5,613	$6	416,198	$416	$3,412,972	$(11,788)	$(104,775)	$(1,314,020)	$67,354	$2,050,165
Net income (loss)	—	—	—	—	—	—	(697,404)	—	38,437	(658,967)
Dividends to common shareholders ($0.01 per share)	—	—	—	—	—	—	(3,633)	—	—	(3,633)
Dividends to preferred shareholders ($2.25 per share)	—	—	—	—	—	—	(10,958)	—	—	(10,958)
Repurchase of preferred shares	(743)	(1)	—	—	(12,126)	—	—	(1,731)	—	(13,858)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(6,842)	—	—	—	(6,842)
Share-based compensation	—	—	—	—	20,170	—	—	—	—	20,170
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(2,032)	(2,032)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(13,092)	—	—	(13,092)
Other	—	—	(407,813)	3	(1,549)	—	—	—	357	(1,189)
As of September 30, 2020	4,870	$5	8,385	$419	$3,419,467	$(18,630)	$(829,862)	$(1,315,751)	$104,116	$1,359,764

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

With operations in approximately 20 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of September 30, 2020 included:

●	364 actively marketed rigs for land-based drilling operations in the United States, Canada and approximately 16 other countries throughout the world; and

●	33 actively marketed rigs for offshore drilling operations in the United States and multiple international markets.

The outbreak of the novel coronavirus (“COVID-19”), together with actions by large oil and natural gas producing countries, has led to decreases in commodity prices, specifically oil and natural gas prices, resulting from oversupply and demand weakness. These price decreases caused significant disruptions and volatility in the global marketplace during 2020. Lower prices and the resulting weakness in demand for our services, which have negatively affected our results of operations and cash flows, have persisted into the fourth quarter, and uncertainty remains regarding the length and impact of COVID-19 on the energy industry and the outlook for our business.

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

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly our financial position as of

September 30, 2020 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the nine months ended September 30, 2020 may not be indicative of results that will be realized for the full year ending December 31, 2020.

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

Industry Condition, Liquidity, Management’s Plans and Going Concern

The oil markets have experienced unprecedented volatility during 2020. The outbreak of COVID-19, and its development into a pandemic, along with policies and actions taken by governments and companies and behaviors of customers around the world, have had a significant negative impact on demand for oil. Additionally, decisions by large oil and natural gas producing countries around the start of the pandemic led to increased oil production and supply. This combination of oversupply and demand weakness has had a negative impact on the energy markets and has led to a significant drop in oil prices with West Texas Intermediate crude oil falling to negative prices during the second quarter. Crude oil prices have continued to be impacted by oversupply fears, as considerable uncertainty remains as to timing of a resumption of normal levels of economic activity following the COVID-19 related restrictions. This has led many of our customers to make significant cuts in their activity, which has negatively affected our operating results and cash flow throughout the year. During the third quarter of 2020, the volatility in oil prices began to stabilize.  There were also signs of increased global demand for energy as economic activity began to return.  However, we are uncertain as to the extent of the impact that these events will have on the energy industry and on our business.

Our 2018 Revolving Credit Facility contains certain covenants including, prior to Amendment No. 4 to the facility (“Amendment No. 4”), a financial covenant requiring Nabors to maintain net funded debt as defined in the credit facility at no greater than 5.5 times our EBITDA over the trailing twelve months (referred to herein as the “leverage ratio covenant”). On September 24, 2020, we entered into Amendment No. 4 which removed the leverage ratio covenant and replaced it with a new covenant to maintain “minimum liquidity” (as defined in Amendment No. 4) of not less than $160 million.  In exchange for relief from the leverage ratio covenant, Amendment No. 4 provides the lenders with a first lien security interest in certain drilling rigs located in the U.S. and Canada.  See Note 6—Debt for a more detailed discussion of the amendment.

Through the date hereof we have been in compliance with all applicable covenants under the 2018 Revolving Credit Facility. However, the drilling and drilling related services environment detailed above, and the impact it has had on our operations and cash flows, had made our ability to continue to comply with the leverage ratio covenant, had it not been amended or otherwise waived, increasingly uncertain if these conditions were to continue into 2021, and based on our forecasts in place as of the end of the second quarter of 2020, we believed it was possible that we would have been in violation of the leverage ratio covenant at some point in 2021. Failure to comply with this covenant, would have resulted in an event of default under the 2018 Revolving Credit Facility and the acceleration of the outstanding balance, which raised substantial doubt about the Company’s ability to continue as a going concern throughout the twelve month period following the issuance of our prior quarter’s financial statements as of and for the three and six months ended June 30, 2020.

Based on our current forecasts of operational performance, cash flows and liquidity, and as a result of entering into Amendment No. 4, we now believe that we will be in compliance with all covenants contained in the 2018 Revolving Credit Facility and will have sufficient liquidity to meet our obligations for a period of at least twelve months from the issuance of these financial statements.  Therefore, we have concluded that the previously disclosed substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	September 30,	December 31,
	2020	2019

	(In thousands)
Raw materials	$133,224	$130,414
Work-in-progress	4,953	5,498
Finished goods	25,852	40,429
	$164,029	$176,341

Goodwill

We review goodwill for impairment annually during the second quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of such goodwill and intangible assets may exceed their fair value. We initially assess goodwill for impairment based on qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one of our reporting units is greater than its carrying amount. If the carrying amount of the reporting unit exceeds the fair value, an impairment charge will be recognized in an amount equal to the excess; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Our estimated fair values of our reporting units incorporate judgment and the use of estimates by management. We primarily calculate fair value in these impairment tests using discounted cash flow models, which require the use of significant unobservable inputs, representative of a Level 3 fair value measurement. Our cash flow models involve assumptions based on our utilization of rigs or other oil and gas service equipment, revenues and earnings from affiliates, as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. Our fair value estimates of these reporting units are sensitive to varying day rates, utilization and costs. A significantly prolonged period of lower oil and natural gas prices, other than those assumed in developing our forecasts, or changes in laws and regulations, could adversely affect the demand for and prices of our services. Our discounted cash flow projections for each reporting unit were based on financial forecasts. The future cash flows were discounted to present value using discount rates determined to be appropriate for each reporting unit. Terminal values for each reporting unit were calculated using a Gordon Growth methodology with a long-term growth rate of approximately 2%. The fair value of certain of our reporting units utilizes a market approach based on comparing the assets and liabilities of companies within our same industry. The market approach involves significant judgment in the selection of the appropriate peer group companies and valuation multiples.

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

The change in the carrying amount of goodwill for our segments for the nine months ended September 30, 2020 was as follows:

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

The condensed balance sheet of SANAD, as included in our condensed consolidated balance sheet, is presented below.

	September 30,	December 31,
	2020	2019

	(In thousands)
Assets:
Cash and cash equivalents	$381,241	$289,575
Accounts receivable	46,467	68,624
Other current assets	15,979	18,149
Property, plant and equipment, net	435,149	455,751
Other long-term assets	6,422	15,118
Total assets	$885,258	$847,217
Liabilities:
Accounts payable	$57,493	$64,365
Accrued liabilities	23,440	17,929
Total liabilities	$80,933	$82,294

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

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 consisted of available-for-sale equity and debt securities. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. There were no transfers of our financial assets between Level 1 and Level 2 measures during the nine months ended September 30, 2020. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2020 and December 31, 2019, our short-term investments were carried at fair market value and totaled $8.8 million and $16.5 million, respectively, and primarily consisted of Level 1 measurements. No material Level 2 or Level 3 measurements exist as of any of the periods presented.

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

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
5.00% senior notes due September 2020	$—	$—	$282,046	$284,907
4.625% senior notes due September 2021	128,403	101,743	634,588	632,516
5.50% senior notes due January 2023	32,176	17,858	501,003	483,834
5.10% senior notes due September 2023	140,467	73,327	336,810	303,860
0.75% senior exchangeable notes due January 2024	489,901	153,813	472,603	431,503
5.75% senior notes due February 2025	775,186	262,881	781,502	705,040
7.25% senior notes due January 2026	600,000	300,924	—	—
7.50% senior notes due January 2028	400,000	195,520	—	—
2012 Revolving credit facility	—	—	355,000	355,000
2018 Revolving credit facility	752,265	752,265	—	—
	3,318,398	$1,858,331	3,363,552	$3,196,660
Less: current portion	—		—
Less: deferred financing costs	28,095		30,332
	$3,290,303		$3,333,220

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

The maximum purchase commitment of the Purchasers under the A/R Agreement is $250.0 million. The amount available for sale to the Purchasers under the A/R Agreement fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of September 30, 2020, approximately $52.0 million had been sold to and as yet uncollected by the Purchasers. As of December 31, 2019, the corresponding number was approximately $140.0 million. Trade accounts receivable sold by the SPE to the Purchasers are derecognized from our condensed consolidated balance sheet. The fair value of the sold receivables approximated book value due to the short-term nature of the receivables and, as a result, no gain or loss on the sale of the receivables was recorded. Trade receivables pledged by the SPE as collateral to the Purchasers (excluding receivables sold to the Purchasers) totaled $60.8 million and $143.6 million as of September 30, 2020 and December 31, 2019, respectively, and are included in accounts receivable, net in our condensed consolidated balance sheet. The assets of the SPE cannot be used by the Company for general corporate purposes. Additionally, creditors of the SPE do not have recourse to assets of the Company (other than assets of the SPE).

Note 6 Debt

Debt consisted of the following:

	September 30,	December 31,
	2020	2019

	(In thousands)
5.00% senior notes due September 2020 (1)	$—	$282,046
4.625% senior notes due September 2021	128,403	634,588
5.50% senior notes due January 2023	32,176	501,003
5.10% senior notes due September 2023	140,467	336,810
0.75% senior exchangeable notes due January 2024	489,901	472,603
5.75% senior notes due February 2025	775,186	781,502
7.25% senior notes due January 2026	600,000	—
7.50% senior notes due January 2028	400,000	—
2012 Revolving credit facility (1)	—	355,000
2018 Revolving credit facility	752,265	—
	3,318,398	3,363,552
Less: current portion	—	—
Less: deferred financing costs	28,095	30,332
	$3,290,303	$3,333,220

(1)	As of December 31, 2019, the 5.00% senior notes due September 2020 and 2012 Revolving Credit Facility were classified as long-term because we had the ability and intent to repay these obligations utilizing our revolving credit facility (see 2018 Revolving Credit Facility below).

During the nine months ended September 30, 2020, we repurchased $1.32 billion aggregate principal amount outstanding of our senior unsecured notes for approximately $1.26 billion in cash, including principal, and $13.2 million in accrued and unpaid interest. Approximately $952.9 million of notes were purchased in the tender offers and consent solicitations described below and the remainder were purchased in the open market. In connection with these repurchases, we recognized a net gain of approximately $65.8 million for the nine months ended September 30, 2020 and is included in other, net in our condensed consolidated statement of income (loss).

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

2018 Revolving Credit Facility

In October 2018, Nabors Delaware and Nabors Drilling Canada Limited (“Nabors Canada” and together with Nabors Delaware, the “Borrowers”) entered into a credit agreement dated October 11, 2018 by and among the Borrowers, the Guarantors identified therein, HSBC Bank Canada, as the Canadian lender (the “Canadian Lender”) the issuing banks and other lenders party thereto (the “US Lenders” and, together with the Canadian Lender, the “Lenders”) and Citibank, N.A., as administrative agent solely for the U.S. Lenders. The 2018 Revolving Credit Facility originally had a borrowing capacity of $1.267 billion and is fully and unconditionally guaranteed by Nabors and certain of its wholly owned subsidiaries. The 2018 Revolving Credit Facility matures at the earlier of (a) October 11, 2023 and (b) July 19, 2022, if any of Nabors Delaware’s existing 5.50% senior notes due January 2023 remain outstanding as of such date.. The 2018 Revolving Credit Facility contains certain affirmative and negative covenants. Amendment No. 1 to the 2018 Revolving Credit Facility provided for additional currencies in which letters of credit could be issued. On December 13, 2019, Amendment No. 2 was entered into which reduced the borrowing capacity to $1.0136 ($981.6 million for Nabors Delaware and $32.0 million for Nabors Canada), and replaced the net funded debt to capitalization covenant with a covenant to maintain net funded indebtedness at no greater than 5.5 times EBITDA. Amendment No. 3 to the 2018 Revolving Credit Facility was entered into on March 3, 2020, in order to permit letters of credit from the Canadian Lender on the portion of the facility dedicated to Canadian borrowings.

On September 2020, Amendment No. 4 was entered into in order to revise certain of the covenant and collateral requirements under the 2018 Revolving Credit Facility. Amendment No. 4 provides the Lenders with a first lien security interest in certain drilling rigs located in the U.S. and Canada and replaces the existing covenant to maintain net funded debt at no greater than 5.5 times EBITDA with a new covenant to maintain minimum liquidity of no less than $160.0 million at any time. Additionally, the “asset to debt coverage” ratio was revised such that during any period in which Nabors Delaware fails to maintain an investment grade rating from at least two ratings agencies, the guarantors under the facility and their respective subsidiaries will be required to maintain an asset to debt coverage of at least 4.25:1. As of September 30, 2020, we had $752 million outstanding under our 2018 Revolving Credit Facility and the net book value of the collateralized assets under the 2018 Revolving Credit Facility was $1.4 billion. As of September 30, 2020, there was a $50.6 million reduction in total available borrowing capacity under the 2018 Revolving Credit Facility due to the minimum liquidity requirement. The weighted average interest rate on borrowings under the 2018 Revolving Credit Facility at September 30, 2020 was 3.48%. In order to make any future borrowings under the 2018 Revolving Credit Facility, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

As of September 30, 2020, we were in compliance with all covenants under the 2018 Revolving Credit Facility. See Note 2—Summary of Significant Accounting Policies for additional information regarding future covenant compliance.

2012 Revolving Credit Facility

We repaid all outstanding amounts under the 2012 Revolving Credit Facility in April 2020 and have terminated the facility.

Note 7 Shareholders’ Equity

Common shares

At a special meeting of shareholders held April 20, 2020, our shareholders authorized the Reverse Stock Split, as described in greater detail in Note 1—General.

Convertible Preferred Shares

During 2018, we issued 5.75 million of our 6% Series A Mandatory Convertible Preferred Shares (the “mandatory convertible preferred shares”), par value $0.001 per share, with a liquidation preference of $50 per share. As of September 30, 2020 and December 31, 2019 we had 4.9 million and 5.6 million mandatory convertible preferred shares outstanding.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $21.8 million (at September 30, 2020 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $13.8 million in excess of amounts accrued.

On September 29, 2017, we were sued, along with Tesco Corporation and its Board of Directors, in a putative shareholder class action filed in the United States District Court for the Southern District of Texas, Houston Division. The plaintiff alleges that the September 18, 2017 Preliminary Proxy Statement filed by Tesco with the United States Securities and Exchange Commission omitted material information with respect to the proposed transaction between Tesco and Nabors announced on August 14, 2017. The plaintiff claims that the omissions rendered the Proxy Statement false and misleading, constituting a violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. The court consolidated several matters and entered a lead plaintiff appointment order. The plaintiff filed their amended complaint, adding Nabors Industries Ltd. as a party to the consolidated action. Nabors filed its motion to dismiss, which was granted by the court on March 29, 2019. The parties filed appellate briefs with the Fifth Circuit Court of Appeals, and arguments were heard on March 4, 2020. On August 19, 2020, the Fifth Circuit Court upheld the lower court’s decision dismissing the plaintiff’s claims. The plaintiff’s deadline to file a petition for a writ of certiorari with the United

States Supreme Court is on or about November 20, 2020. Nabors will continue to vigorously defend itself against the allegations.

Following a routine audit conducted in May and June of 2018 by the Atyrau Oblast Ecology Department (the “AOED”), our joint venture in Kazakhstan, KMG Nabors Drilling Company (“KNDC”), was administratively fined for not having emissions permits for KNDC owned or leased equipment. Prior to this audit, the AOED had always accepted the operator’s permits for all of their subcontractors. However, because of major personnel changes, AOED changed this position and is now requiring that the owner/lessor of the equipment that emits the pollutants must have its own permits. Administrative fines have been issued to KNDC and paid in the amount of $0.8 million for violations regarding the failure to have proper permits. AOED had also assessed additional “environmental damages” in the amount of $3.4 million for the period while KNDC did not hold its’ own emissions permit. However, KNDC appealed this fine and the AOED Economic Court ruled in KNDC’s favor. AOED appealed this decision, which was reversed on February 21, 2020. KNDC appealed to the Supreme Court but was unsuccessful in obtaining a reversal of the lower appeals court ruling. Additional damages in the form of later year audits and taxes could become due as well exposing KNDC to possible penalties and fines in an amount estimated to be up to approximately $4.0 million, of which we have fully accrued as a liability. KNDC and the operator have executed an agreement formalizing the operator’s obligation to reimburse KNDC for many of the financial expenses related to this case as well as penalties and expenses related to future audit periods. KNDC now has its own permits, and the law has been amended to permit contractors to conduct work based on the permit of its customer. Meanwhile, KNDC has received notice from government officials that certain of our employees may be held personally responsible for any violations of the law by KNDC. We continue to be engaged and are monitoring the situation.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2020	2021	2022	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$43,949	163,189	—	1,252	$208,390

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

Diluted earnings (losses) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and unvested restricted shares. Shares issuable upon exchange of the 0.75% exchangeable notes due 2024 are not included in the calculation of diluted earnings (losses) per share unless the exchange value of the notes exceeds their principal amount at the end of the relevant reporting period, in which case the notes will be accounted for as if the number of common shares that would be necessary to settle the excess are issued. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings (losses) per share calculation, when the price of our shares exceeds $1,257.81 on the last trading day of the quarter, which did not occur during the nine months ended September 30, 2020.

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(146,682)	$(99,788)	$(658,919)	$(395,965)
Less: net (income) loss attributable to noncontrolling interest	(10,805)	(19,297)	(38,437)	(44,202)
Less: preferred stock dividends	(3,653)	(4,310)	(10,958)	(12,935)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(4,353)	(5,176)	(13,092)	(15,358)
Less: distributed and undistributed earnings allocated to unvested shareholders	—	(114)	(125)	(347)
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(165,493)	$(128,685)	$(721,531)	$(468,807)
Income (loss) from discontinued operations, net of tax	$22	$157	$(48)	$(34)

Weighted-average number of shares outstanding - basic	7,064	7,041	7,056	7,029
Earnings (losses) per share:
Basic from continuing operations	$(23.42)	$(18.27)	$(102.25)	$(66.70)
Basic from discontinued operations	—	0.02	(0.01)	—
Total Basic	$(23.42)	$(18.25)	$(102.26)	$(66.70)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(165,493)	$(128,685)	$(721,531)	$(468,807)
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(165,493)	$(128,685)	$(721,531)	$(468,807)
Income (loss) from discontinued operations, net of tax	$22	$157	$(48)	$(34)

Weighted-average number of shares outstanding - basic	7,064	7,041	7,056	7,029
Add: dilutive effect of potential common shares	—	—	—	—
Weighted-average number of shares outstanding - diluted	7,064	7,041	7,056	7,029
Earnings (losses) per share:
Diluted from continuing operations	$(23.42)	$(18.27)	$(102.25)	$(66.70)
Diluted from discontinued operations	—	0.02	(0.01)	—
Total Diluted	$(23.42)	$(18.25)	$(102.26)	$(66.70)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)

Potentially dilutive securities excluded as anti-dilutive	36	36	57	41

Additionally, we excluded 0.79 million common shares from the computation of diluted shares issuable upon the conversion of mandatory convertible preferred shares, because their effect would be anti-dilutive under the if-converted method.

Note 10 Impairments and Other Charges

The components of impairments and other charges are provided below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Tangible Assets & Equipment:
Impairment of long-lived assets	$345	$—	$194,390	$—
Subtotal	345	—	194,390	—

Goodwill & Intangible Assets:
Goodwill impairments	—	—	27,798	93,634
Intangible asset impairment	—	—	83,624	5,235
Subtotal	—	—	111,422	98,869

Other Charges:
Other assets	(107)	—	15,287	—
Severance and transaction-related costs	4,779	2,911	18,204	5,386
Loss (gain) on early extinguishment of debt	—	718	—	1,752
Total	$5,017	$3,629	$339,303	$106,007

For the three and nine months ended September 30, 2020

During the first quarter of 2020, the oil market experienced volatility leading to a significant decline in oil prices resulting from oversupply and demand weakness. Lower prices continued through the third quarter and into the fourth. As a result of these conditions, we determined a triggering event had occurred in the first quarter which required us to perform impairment testing of our long-lived assets, goodwill and intangible assets.

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

Other assets

We recognized charges of $15.3 million in the nine months ended September 30, 2020, primarily in the first quarter of 2020, for certain assets including receivables related to our international operations. The charges were primarily attributable to a number of foreign countries, which have been adversely impacted by foreign sanctions or other political risk issues as well as bankruptcies or other financial problems.

Severance and transaction related costs

During the nine months ended September 30, 2020, we recognized charges of $18.2 million due to severance and other related costs incurred to right-size our cost structure.

For the three and nine months ended September 30, 2019

Goodwill impairments

During the three and nine months ended September 30, 2019, we recognized goodwill impairment charges of $93.6 million. As part of our annual goodwill impairment test, we determined the carrying value of some of our reporting units exceeded their fair value. As such, we recognized an impairment of $75.6 million for the remaining goodwill balance attributable to our International Drilling operating segment and $18.0 million for a partial impairment to our goodwill balance related to the acquisition of 2TD in 2014, reported within our Rig Technologies operating segment. These non-cash pre-tax impairment charges were primarily the result of a sustained decline in our market capitalization and lower future cash flow projections due to expectations for future commodity prices and the resulting impact on the demand for our products and services within these reporting units.

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

Note 11 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	September 30,	December 31,
	2020	2019

	(In thousands)
Accrued compensation	$77,344	$97,003
Deferred revenue and proceeds on insurance and asset sales	60,616	89,051
Other taxes payable	33,681	31,472
Workers’ compensation liabilities	15,214	30,214
Interest payable	25,771	51,316
Litigation reserves	14,282	14,736
Dividends declared and payable	3,653	7,832
Other accrued liabilities	16,620	11,658
	$247,181	$333,282

Investment income (loss) includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Interest and dividend income	$177	$2,040	$3,781	$6,346
Gains (losses) on marketable securities	(919)	(3,477)	(5,685)	2,363
	$(742)	$(1,437)	$(1,904)	$8,709

Other, net included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$3,324	$(1,750)	$5,752	$8,410
Litigation expenses and reserves	621	(2,400)	2,733	4,211
Foreign currency transaction losses (gains)	9,295	8,745	11,377	18,715
(Gain) loss on debt buyback	(14,170)	—	(65,848)	—
Other losses (gains)	505	410	(2,344)	(738)
	$(425)	$5,005	$(48,330)	$30,598

The changes in accumulated other comprehensive income (loss), by component, included the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2019	$(492)	$(3,945)	$(24,888)	$(29,325)
Other comprehensive income (loss) before reclassifications	—	—	12,314	12,314
Amounts reclassified from accumulated other comprehensive income (loss)	319	125	—	444
Net other comprehensive income (loss)	319	125	12,314	12,758
As of September 30, 2019	$(173)	$(3,820)	$(12,574)	$(16,567)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2020	$(65)	$(3,778)	$(7,945)	$(11,788)
Other comprehensive income (loss) before reclassifications	—	—	(7,029)	(7,029)
Amounts reclassified from accumulated other comprehensive income (loss)	67	120	—	187
Net other comprehensive income (loss)	67	120	(7,029)	(6,842)
As of September 30, 2020	$2	$(3,658)	$(14,974)	$(18,630)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Interest expense	$(124)	$142	$160	$424
General and administrative expenses	52	54	156	162
Total income (loss) from continuing operations before income tax	72	(196)	(316)	(586)
Tax expense (benefit)	(35)	(48)	(129)	(142)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$107	$(148)	$(187)	$(444)

Note 12 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Operating revenues:
U.S. Drilling	$130,243	$307,808	$578,928	$951,419
Canada Drilling	10,774	12,191	39,929	48,895
International Drilling	248,392	328,278	886,580	992,439
Drilling Solutions	29,324	62,286	117,837	192,291
Rig Technologies	28,466	63,106	104,198	207,610
Other reconciling items (1)	(8,847)	(15,593)	(36,825)	(63,532)
Total	$438,352	$758,076	$1,690,647	$2,329,122

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$(39,162)	$12,427	$(69,961)	$57,502
Canada Drilling	(3,507)	(5,701)	(9,265)	(11,297)
International Drilling	(16,872)	2,466	(20,743)	(10,055)
Drilling Solutions	(3,583)	16,145	8,699	42,793
Rig Technologies	(1,807)	(641)	(11,450)	(5,293)
Total segment adjusted operating income (loss)	$(64,931)	$24,696	$(102,720)	$73,650

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total segment adjusted operating income (loss) (2)	$(64,931)	$24,696	$(102,720)	$73,650
Other reconciling items (3)	(27,709)	(39,219)	(86,547)	(121,480)
Earnings (losses) from unconsolidated affiliates	—	—	—	(5)
Investment income (loss)	(742)	(1,437)	(1,904)	8,709
Interest expense	(52,403)	(51,291)	(158,331)	(155,134)
Impairments and other charges	(5,017)	(3,629)	(339,303)	(106,007)
Other, net	425	(5,005)	48,330	(30,598)
Income (loss) from continuing operations before income taxes	$(150,377)	$(75,885)	$(640,475)	$(330,865)

	September 30,	December 31,
	2020	2019

	(In thousands)
Total assets:
U.S. Drilling	$1,990,662	$2,369,200
Canada Drilling	169,572	202,706
International Drilling	2,751,761	2,979,494
Drilling Solutions	117,200	218,004
Rig Technologies	233,315	324,523
Other reconciling items (3)	554,798	666,731
Total	$5,817,308	$6,760,658
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment.

(2)	Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), impairments and other charges and other, net. Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) from continuing operations before income taxes is provided in the above table.

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	September 30, 2020

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$96,433	$—	$—	$15,769	$10,220	$—	$122,422
U.S. Offshore Gulf of Mexico	26,943	—	—	2,011	—	—	28,954
Alaska	6,867	—	—	66	2	—	6,935
Canada	—	10,774	—	187	515	—	11,476
Middle East & Asia	—	—	176,617	10,096	13,869	—	200,582
Latin America	—	—	43,881	902	15	—	44,798
Europe, Africa & CIS	—	—	27,894	293	3,845	—	32,032
Eliminations & other	—	—	—	—	—	(8,847)	(8,847)
Total	$130,243	$10,774	$248,392	$29,324	$28,466	$(8,847)	$438,352

	Nine Months Ended
	September 30, 2020
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$445,478	$—	$—	$70,805	$42,860	$—	$559,143
U.S. Offshore Gulf of Mexico	102,681	—	—	7,044	—	—	109,725
Alaska	30,769	—	—	1,296	20	—	32,085
Canada	—	39,929	—	995	2,711	—	43,635
Middle East & Asia	—	—	571,108	31,630	46,003	—	648,741
Latin America	—	—	177,800	4,284	136	—	182,220
Europe, Africa & CIS	—	—	137,672	1,783	12,468	—	151,923
Eliminations & other	—	—	—	—	—	(36,825)	(36,825)
Total	$578,928	$39,929	$886,580	$117,837	$104,198	$(36,825)	$1,690,647

	Three Months Ended
	September 30, 2019

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$256,978	$—	$—	$41,459	$40,082	$—	$338,519
U.S. Offshore Gulf of Mexico	37,365	—	—	2,935	—	—	40,300
Alaska	13,465	—	—	1,488	341	—	15,294
Canada	—	12,191	—	358	1,894	—	14,443
Middle East & Asia	—	—	197,095	11,167	14,481	—	222,743
Latin America	—	—	85,558	4,545	468	—	90,571
Europe, Africa & CIS	—	—	45,625	334	5,840	—	51,799
Eliminations & other	—	—	—	—	—	(15,593)	(15,593)
Total	$307,808	$12,191	$328,278	$62,286	$63,106	$(15,593)	$758,076

	Nine Months Ended
	September 30, 2019
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$784,638	$—	$—	$132,156	$144,983	$—	$1,061,777
U.S. Offshore Gulf of Mexico	117,572	—	—	9,945	—	—	127,517
Alaska	49,209	—	—	4,137	888	—	54,234
Canada	—	48,895	—	1,413	6,942	—	57,250
Middle East & Asia	—	—	570,142	31,095	38,344	—	639,581
Latin America	—	—	266,715	11,202	1,850	—	279,767
Europe, Africa & CIS	—	—	155,582	2,343	14,603	—	172,528
Eliminations & other	—	—	—	—	—	(63,532)	(63,532)
Total	$951,419	$48,895	$992,439	$192,291	$207,610	$(63,532)	$2,329,122

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In millions)
As of December 31, 2019	$507.0	$48.6	$24.9	$66.8	$70.5
As of September 30, 2020	$408.0	$25.9	$10.5	$35.8	$48.1

Approximately 61% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2020, of which 54% was recognized during the nine months ended September 30, 2020, and 16% is expected to be recognized during 2021. The remaining 23% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2022 or thereafter.

Additionally, 64% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2020, of which 56% was recognized during the nine months ended September 30, 2020, and 23% is expected to be recognized during 2021. The remaining 13% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2022 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

Note 14 Subsequent Events

On October 29, 2020, Nabors Delaware completed a private transaction whereby $115.0 million of its 0.75% Senior Exchangeable Notes due 2024 were exchanged for $50.5 million of its newly issued 6.50% Senior Priority Guaranteed Notes due 2025.

On October 29, 2020, Nabors Delaware commenced an offering to exchange certain aggregate principal amounts of the Company and Nabors Delaware’s existing notes for up to $300 million aggregate principal amount of 9.00% Senior Priority Guaranteed Notes due 2025 to be issued by Nabors Delaware.

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

You should consider the following key factors when evaluating these forward-looking statements:

●	The COVID-19 pandemic and its impact on our operations as well as oil and gas markets and prices;

●	fluctuations and volatility in worldwide prices of and demand for oil and natural gas;

●	fluctuations in levels of oil and natural gas exploration and development activities;

●	fluctuations in the demand for our services;

●	competitive and technological changes and other developments in the oil and gas and oilfield services industries;

●	our ability to renew customer contracts in order to maintain competitiveness;

●	the existence of operating risks inherent in the oil and gas and oilfield services industries;

●	the possibility of the loss of one or a number of our large customers;

●	the impact of long-term indebtedness and other financial commitments on our financial and operating flexibility;

●	our access to and the cost of capital, including the impact of a downgrade in our credit rating, covenant restrictions, availability under our revolving credit facility, and future issuances of debt or equity securities;

●	our dependence on our operating subsidiaries and investments to meet our financial obligations;

●	our ability to retain skilled employees;

●	our ability to complete, and realize the expected benefits of, strategic transactions;

●	changes in tax laws and the possibility of changes in other laws and regulations;

●	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in any of the countries in which we do business;

●	the possibility of changes to U.S. trade policies and regulations including the imposition of trade embargoes or sanctions; and

●	general economic conditions, including the capital and credit markets.

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

During 2020, the oil markets have experienced unprecedented volatility. The outbreak of the COVID-19, and its development into a pandemic, along with policies and actions taken by governments and companies and behaviors of customers around the world, have had a significant negative impact on demand for oil. Additionally, decisions by large oil and natural gas producing countries around the start of the pandemic led to increased oil production and supply. This combination of oversupply and demand weakness has had a negative impact on the energy markets and has led to a significant drop in oil prices with West Texas Intermediate crude oil reaching negative prices during the second quarter. Crude oil prices have continued to be impacted by oversupply fears, as considerable uncertainty remains as to timing of a resumption of normal levels of economic activity following the COVID-19 related restrictions. This has led many of our customers to make significant cuts in their activity, which has negatively affected our operating results and cash flow.

During the third quarter of 2020, the volatility in oil prices began to stabilize.  There were also signs of increased global demand for energy as economic activity began to increase.  When taken together with slight improvements in oil inventories and supply side indicators, these signs have led to indications of renewed customer confidence.  In the U.S. markets, we saw activity levels stabilize during the third quarter, and even increase towards the end of the quarter and subsequently.  Internationally, activity levels continue to vary by market, but we have seen some resumption of activity in many of the regions that experienced more restrictive responses to COVID-19.  In other markets, we believe that we have visibility to some level of restored activity levels in the near term.

In response to market challenges, we have implemented various measures to mitigate their potential impact. These include reducing planned capital expenditures, reductions in discretionary expenditures and dividends, reductions in our workforce, salary reductions across most of our employee base and other steps to further streamline our operations. Although we cannot predict the full impact of COVID-19 on global oil demand, it could have a larger material adverse effect on our business, financial condition, results of operations and cash flows beyond what is discussed within this report.

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

Financial Results

Comparison of the three months ended September 30, 2020 and 2019

Operating revenues for the three months ended September 30, 2020 totaled $438.4 million, representing a decrease of $319.7 million, or 42%, compared to the three months ended September 30, 2019. Revenues declined across all of our operating segments due to the impact on our businesses brought on by the COVID-19 outbreak mentioned earlier.  While all of our segments have been adversely impacted, the US markets experienced the most dramatic decline in activity, as evidenced by the 53% decline in average rigs working within our US Drilling operating segment.  Our Drilling Solutions and Rig Technology segments also are affected by the decline in activity in the US.  Our International Drilling segment experienced a significant, but less pronounced decline in activity as evidenced by the 19% decline in average rigs working. For a more detailed description of operating results see Segment Results of Operations, below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $161.1 million $23.42 per diluted share) for the three months ended September 30, 2020 compared to a net loss from continuing operations attributable to Nabors common shareholders of $123.4 million $18.27 per diluted share) for the three months ended September 30, 2019, or a $37.7 million increase in the net loss. Our net loss was adversely impacted by the $89.6 million decrease in our segments’ adjusted operating income. This decrease was partially offset by a $27.6 million favorable change in income taxes and $11.5 million favorable change in adjusted operating income in our corporate expenses and eliminations.

General and administrative expenses for the three months ended September 30, 2020 totaled $46.2 million, representing a decrease of $17.4 million, or 27%, compared to the three months ended September 30, 2019. This is reflective of a significant reduction in workforce and general cost-reduction efforts across our operating segments and our corporate offices due to current industry market conditions.

Research and engineering expenses for the three months ended September 30, 2020 totaled $7.6 million, representing a decrease of $4.4 million, or 37%, compared to the three months ended September 30, 2019. The decrease is attributable to reductions in staffing levels and other cost control efforts across many of our research and engineering projects and initiatives due to current industry market conditions.

Depreciation and amortization expense for the three months ended September 30, 2020 was $206.9 million, representing a decrease of $14.7 million, or 7%, compared to the three months ended September 30, 2019. The decrease is primarily due to reduction in rig activity, limited capital expenditures over recent years and the effect of recent impairments and retirements of long-lived assets.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	September 30,
	2020	2019	Increase/(Decrease)
U.S. Drilling
Operating revenues	$130,243	$307,808	$(177,565)	(58)%
Adjusted operating income (loss) (1)	$(39,162)	$12,427	$(51,589)	(415)%
Average rigs working (2)	53.4	114.1	(60.7)	(53)%

Canada Drilling
Operating revenues	$10,774	$12,191	$(1,417)	(12)%
Adjusted operating income (loss) (1)	$(3,507)	$(5,701)	$2,194	38%
Average rigs working (2)	7.4	7.7	(0.3)	(4)%

International Drilling
Operating revenues	$248,392	$328,278	$(79,886)	(24)%
Adjusted operating income (loss) (1)	$(16,872)	$2,466	$(19,338)	(784)%
Average rigs working (2)	71.3	87.7	(16.4)	(19)%

Drilling Solutions
Operating revenues	$29,324	$62,286	$(32,962)	(53)%
Adjusted operating income (loss) (1)	$(3,583)	$16,145	$(19,728)	(122)%

Rig Technologies
Operating revenues	$28,466	$63,106	$(34,640)	(55)%
Adjusted operating income (loss) (1)	$(1,807)	$(641)	$(1,166)	(182)%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 12—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment decreased during the three months ended September 30, 2020 compared to the corresponding period primarily due to a decrease in activity as reflected by a 53% decrease in the average number of rigs working. This reduction in revenues was partially offset by significant cost reductions related to the drop in activity.

Canada Drilling

Operating revenues decreased during the three months ended September 30, 2020 compared to the corresponding period primarily due to a decrease in activity as evidenced by the 4% decrease in average rigs working and decreased day rates. However, cost reduction actions more than offset the drop in revenue.

International Drilling

Operating revenues for our International Drilling segment were down compared to the corresponding prior year period primarily due to reduced activity, as reflected by the 19% decrease in the average number of rigs working, as certain countries implemented measures to counter COVID-19, particularly in Latin America. This reduction in revenues was partially offset by significant cost reductions related to the drop in activity.

Drilling Solutions

Operating revenues for this segment also decreased during the three months ended September 30, 2020 compared to the corresponding period primarily due to the reduced activity across the U.S. as the market softened in response to reduced oil prices and COVID-19. The reduction in activity and operating revenues was partially offset by cost management initiatives mainly focusing on labor and repair and maintenance costs as well as an overall reduction in administrative expenses.

Rig Technologies

Operating revenues for our Rig Technologies segment decreased during the three months ended September 30, 2020 compared to the corresponding period due to the overall decline in activity in the U.S. as mentioned previously. Despite a significant drop in revenues of $34.6 million, this segment enacted significant cost reduction measures to mitigate almost all the impact, such that adjusted operating income was only down by $1.2 million.

Other Financial Information

Interest expense

Interest expense for the three months ended September 30, 2020 was $52.4 million, representing an increase of $1.1 million, or 2%, compared to the three months ended September 30, 2019. The increase was primarily due to the higher interest rates on the 2026 Notes and the 2028 Notes, which were issued in January 2020, compared to the lower interest rate debt that was repurchased in the Tender Offers using the proceeds from that offering.

Impairments and other charges

During the three months ended September 30, 2020, we recognized impairments and other charges of approximately $5.0 million, which primarily consisted of severance and reorganization costs of $4.8 million due to significant reductions in our workforce and cost cutting measures that we enacted in response to the current industry environment.

During the three months ended September 30, 2019, we recognized impairments and other charges of $3.6 million, resulting from severance and other related costs incurred to right-size our cost structure of approximately $2.9 million and a loss on debt buybacks of approximately $0.7 million.

Other, net

Other, net for the three months ended September 30, 2020 was $0.4 million of income, which included a net gain on debt buybacks of $14.2 million. This was partially offset by net losses on sales and disposals of assets of approximately $3.3 million, foreign currency loss of $9.3 million and an increase in litigation reserves of $0.6 million.

Other, net for the three months ended September 30, 2019 was $5.0 million of expense, mostly attributable to foreign currency exchange losses of $8.7 million, primarily due to the devaluation in Argentina. This was partially offset by a decrease in litigation reserves of $2.4 million and net gains on sales and disposals of assets of approximately $1.8 million.

Income taxes

Our worldwide effective tax rate for the three months ended September 30, 2020 was 2.5% compared to (31.5%) for the three months ended September 30, 2019. The change in the effective tax rate was primarily attributable to the change in our geographic mix of our pre-tax earnings (losses). Future changes in the mix or pre-tax earnings could materially change the effective income tax rate.

Comparison of the nine months ended September 30, 2020 and 2019

Operating revenues for the nine months ended September 30, 2020 totaled $1.7 billion, representing a decrease of $638.5 million, or 27%, compared to the nine months ended September 30, 2019. The primary driver was a decrease in U.S. activity in response to the rapid decline in global market conditions, as evidenced by the 40% decline in average rigs working within our U.S. Drilling operating segment. This market decline led to a decrease in operating revenue across virtually all of our operating segments, and specifically within the U.S. markets. For a more detailed description of operating results see Segment Results of Operations, below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $708.3 million ($102.25 per diluted share) for the nine months ended September 30, 2020 compared to a net loss from continuing operations attributable to Nabors common shareholders of $453.1 million ($66.70 per diluted share) for the nine months ended September 30, 2019, or a $255.2 million increase in the net loss. This increase in the net loss is primarily attributable to $233.3 million increase in various impairments and other charges recognized. This increase in impairments and other charges was primarily due to the outbreak of COVID-19 which caused the oil market to experience unprecedented volatility leading to a significant decline in oil prices resulting from oversupply and demand weakness, which in turn has had a significant impact on our business and results of our operations. During the nine months ended September 30, 2019, we recognized $106.0 million in various impairments and other charges primarily related to goodwill and intangible impairments as compared to $339.3 million recognized during the nine months ended September 30, 2020.

General and administrative expenses for the nine months ended September 30, 2020 totaled $149.8 million, representing a decrease of $46.4 million, or 24%, compared to the nine months ended September 30, 2019. This is reflective of a significant reduction in workforce and general cost-reduction efforts across our operating segments and our corporate offices due to current industry market conditions.

Research and engineering expenses for the nine months ended September 30, 2020 totaled $26.3 million, representing a decrease of $11.2 million, or 30%, compared to the nine months ended September 30, 2019. The decrease is attributable to reductions in staffing levels and other cost control efforts across many of our research and engineering projects and initiatives due to current industry market conditions.

Depreciation and amortization expense for the nine months ended September 30, 2020 was $645.0 million, representing a decrease of $5.2 million, or 1%, compared to the nine months ended September 30, 2019. The decrease is primarily due to reduction in rig activity, limited capital expenditures over recent years and the effect of recent impairments and retirements of long-lived assets.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Nine Months Ended
	September 30,
	2020	2019	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$578,928	$951,419	$(372,491)	(39)%
Adjusted operating income (loss) (1)	$(69,961)	$57,502	$(127,463)	(222)%
Average rigs working (2)	71.1	119.0	(47.9)	(40)%

Canada Drilling
Operating revenues	$39,929	$48,895	$(8,966)	(18)%
Adjusted operating income (loss) (1)	$(9,265)	$(11,297)	$2,032	18%
Average rigs working (2)	8.8	10.4	(1.6)	(15)%

International Drilling
Operating revenues	$886,580	$992,439	$(105,859)	(11)%
Adjusted operating income (loss) (1)	$(20,743)	$(10,055)	$(10,688)	(106)%
Average rigs working (2)	80.1	88.7	(8.6)	(10)%

Drilling Solutions
Operating revenues	$117,837	$192,291	$(74,454)	(39)%
Adjusted operating income (loss) (1)	$8,699	$42,793	$(34,094)	(80)%

Rig Technologies
Operating revenues	$104,198	$207,610	$(103,412)	(50)%
Adjusted operating income (loss) (1)	$(11,450)	$(5,293)	$(6,157)	(116)%
(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 12—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment decreased during the nine months ended September 30, 2020 compared to the corresponding period primarily due to a decrease in activity as reflected by a 40% decrease in the average number of rigs working. The reduction in revenues was partially offset by significant cost reductions related to the drop in activity.

Canada Drilling

Operating revenues decreased during the nine months ended September 30, 2020 compared to the corresponding period primarily due to a decrease in activity as evidenced by the 15% decrease in average rigs working and decreased day rates. However, cost reduction actions more than offset the drop in revenue.

International Drilling

Operating revenues for our International Drilling segment were down compared to the corresponding prior year period primarily due to reduced activity, as reflected by the 10% decrease in the average number of rigs working, as certain countries implemented measures to counter COVID-19. The reduction in revenues was partially offset by significant cost reductions related to the drop in activity.

Drilling Solutions

Operating revenues for this segment also decreased during the nine months ended September 30, 2020 compared to the corresponding period primarily due to the reduced activity across the U.S. as the market softened in response to reduced oil prices and COVID-19. The reduction in activity and operating revenues was partially offset by cost management initiatives mainly focusing on labor and repair and maintenance costs as well as an overall reduction in administrative expenses.

Rig Technologies

Operating revenues for our Rig Technologies decreased during the nine months ended September 30, 2020 compared to the corresponding period due to the overall decline in activity in the U.S. as mentioned previously. Despite the drop in revenues of $103.4 million, this segment enacted significant cost reduction measures to mitigate almost all of the impact, such that adjusted operating income was only down $6.2 million.

Other Financial Information

Interest expense

Interest expense for the nine months ended September 30, 2020 was $158.3 million, representing an increase of $3.2 million, or 2%, compared to the nine months ended September 30, 2019. The increase was primarily due to the higher interest rates on the 2026 Notes and the 2028 Notes, which were issued in January 2020, compared to the lower interest rate debt that was repurchased in the Tender Offers using the proceeds from that offering.

Impairments and other charges

During the nine months ended September 30, 2020, we recognized impairments and other charges of approximately $339.3 million. The increased amount of impairments was due to the outbreak of COVID-19 and the oil market experiencing unprecedented volatility leading to a significant decline in oil prices resulting from oversupply and demand weakness in early 2020. These impairments primarily included impairments and write offs of long-lived assets of $194.4 million comprised of underutilized rigs and drilling-related equipment across all of our operating segments. We recognized impairments of $16.4 million for the remaining goodwill balance attributable to our Rig Technologies operating segment and $11.4 million for the remaining goodwill balance attributable to our Drilling Solutions operating segment. Additionally, we recognized an impairment of $83.6 million to write off our remaining intangible assets.

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

Other, net

Other, net for the nine months ended September 30, 2020 was $48.3 million of income, which included a net gain on debt buybacks of $65.8 million and release of contingent consideration reserves in connection with a previous acquisition of $8.6 million. This was partially offset by net losses on sales and disposals of assets of approximately $5.8 million, an increase in litigation reserves of $2.7 million and foreign currency exchange loss of $11.4 million.

Other, net for the nine months ended September 30, 2019 was $30.6 million of expense, which included foreign currency exchange losses of $18.7 million, net losses on sales and disposals of assets of approximately $8.4 million and an increase in litigation reserves of $4.2 million.

Income taxes

Our worldwide effective tax rate for the nine months ended September 30, 2020 was (2.9%) compared to (19.7%) for the nine months ended September 30, 2019. The change in the effective tax rate was primarily attributable to the change in our geographic mix of our pre-tax earnings (losses). Future changes in the mix or pre-tax earnings could materially change the effective income tax rate.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and cash provided by operating activities. As of September 30, 2020, we had cash and short-term investments of $513.8 million and working capital of $677.0 million. As of December 31, 2019, we had cash and short-term investments of $452.5 million and working capital of $592.1 million.

At September 30, 2020, we had $752.3 million of borrowings outstanding under the 2018 Revolving Credit Facility, which has a total borrowing capacity of $1.014 billion. The 2018 Revolving Credit Facility requires us to maintain “minimum liquidity” of no less than $160.0 million at any time in order to access the total borrowing capacity and an asset to debt coverage ratio of at least 4.25:1, as of the end of each calendar quarter. The asset to debt coverage ratio applies only during the period which Nabors Delaware fails to maintain an investment grade rating from at least two rating agencies, which was the case as of the date of this report. As of September 30, 2020, there was a $50.6 million reduction in total available borrowing capacity under the 2018 Revolving Credit Facility due to the minimum liquidity requirement discussed above. We also had $26.7 million of letters of credit outstanding under the 2018 Revolving Credit Facility. At September 30, 2020, we were in compliance with all covenants contained in the 2018 Revolving Credit Facility and based on current forecasts of operational performance, we believe we can meet all our obligations over the next twelve months.

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

We had 18 letter-of-credit facilities with various banks as of September 30, 2020. Availability under these facilities as of September 30, 2020 was as follows:

September 30,
2020
(In thousands)
Credit available	$630,902
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	117,782
Remaining availability	$513,120

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

The amount available for purchase under the A/R Agreement fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreement is approximately $250.0 million and the amount of receivables purchased by the Purchasers as of September 30, 2020 was $52.0 million.

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

Purchase commitments outstanding at September 30, 2020 totaled approximately $104.3 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included below under “Off-Balance Sheet Arrangements (Including Guarantees).”

There have been no material changes to the contractual cash obligations table that was included in our 2019 Annual Report.

On August 25, 2015, our Board authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400.0 million of our common shares by various means, including in the open market or in privately negotiated transactions. Authorization for the program, which was renewed in February 2019, does not have an expiration date and does not obligate us to repurchase any of our common shares. Since establishing the program, we have repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of September 30, 2020, the remaining amount authorized under the program that may be used to purchase shares was $278.9 million. As of September 30, 2020, our subsidiaries held 1.1 million of our common shares.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the nine months ended September 30, 2020 and 2019 below.

Operating Activities. Net cash provided by operating activities totaled $247.9 million during the nine months ended September 30, 2020, compared to net cash provided of $430.8 million during the corresponding 2019 period. Operating cash flows are our primary source of capital and liquidity. The decrease in cash flows from operating activities is primarily attributable to decreases in activity and margins in our U.S. Drilling operating segment. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables and interest payments are significant factors affecting operating cash flows. Changes in working capital items used $37.4 million and provided $37.3 million in cash during the nine months ended September 30, 2020 and 2019, respectively.

Investing Activities. Net cash used for investing activities totaled $129.3 million during the nine months ended September 30, 2020 compared to net cash used of $333.7 million during the corresponding 2019 period. Our primary use of cash for investing activities is capital expenditures for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the nine months ended September 30, 2020 and 2019, we used cash for capital expenditures totaling $153.1 million and $366.6 million, respectively.

Financing Activities. Net cash used for financing activities totaled $48.5 million during the nine months ended September 30, 2020 compared to net cash used of $141.8 million during the corresponding 2019 period. During the nine months ended September 30, 2020, we received net proceeds of $1.0 billion in proceeds from the issuance of new long term debt as well as $397.3 million in net amounts borrowed under our revolving credit facility. This was partially offset by a $1.4 billion repayment on our senior notes. Additionally, we paid dividends totaling $18.9 million to our common and preferred shareholders.

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

Summarized combined Balance Sheet and Income Statement information for the Obligated Group follows (in thousands):

	September 30,	December 31,
Summarized Combined Balance Sheet Information	2020	2019

Assets
Current Assets	$1,021	$407
Non-Current Assets	449,258	431,540
Noncurrent assets - affiliates	7,272,958	7,782,314
Total Assets	7,723,237	8,214,261

Liabilities and Stockholders' Equity
Current liabilities	30,338	60,409
Noncurrent liabilities	3,295,703	3,369,876
Noncurrent liabilities - affiliates	403,815	242,267
Total Liabilities	3,729,856	3,672,552
Stockholders' Equity	3,993,381	4,541,709
Total Liabilities and Stockholders' Equity	7,723,237	8,214,261

Nine Months Ended
September 30,
Summarized Combined Income Statement Information	2020
Total revenues, earnings (loss) from consolidated affiliates and other income	$(513,521)
Income from continuing operations, net of tax	(600,555)
Dividends on preferred stock	(10,958)
Net income (loss) attributable to Nabors common shareholders	(611,513)

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2020	2021	2022	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$43,949	163,189	—	1,252	$208,390

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2019 Annual Report. There were no material changes in our exposure to market risk during the nine months ended September 30, 2020 from those disclosed in our 2019 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended September 30, 2020 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
July 1 - July 31	—	$38.81	—	278,914
August 1 - August 31	—	$42.41	—	278,914
September 1 - September 30	—	$36.69	—	278,914
(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2013 Stock Plan and 2016 Stock Plan. Each of the 2016 Stock Plan, the 2013 Stock Plan, the 2003 Employee Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through September 30, 2020, we repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of September 30, 2020, we had $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of September 30, 2020, our subsidiaries held 1.1 million of our common shares.

Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share	Program	Program (1)
July 1 - July 31	—	$—	—	—
August 1 - August 31	—	$—	—	—
September 1 - September 30	—	$—	—	—
(1)	In March 2020, our Board authorized a share repurchase program under which we may repurchase, from time to time, up to $15.0 million of our mandatory convertible preferred shares in the open market or in privately negotiated transactions. Through September 30, 2020, we repurchased and canceled 0.9 million mandatory convertible preferred shares for an aggregate purchase price of approximately $15.0 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1

Indenture, dated as of October 29, 2020 by and among Nabors Industries Inc., as Issuer, the guarantors party thereto, and Wilmington Trust, National Association., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on November 3, 2020).

4.2

Supplemental Indenture, dated as of October 29, 2020 by and among Nabors Industries Inc., as Issuer, Nabors Industries, Ltd., as Guarantor, Wilmington Trust, National Association., as trustee and Citibank, N.A., as securities administrator (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on November 3, 2020).

10.1

Fourth Amendment to Credit Agreement, dated as of September 24, 2020, by and among Nabors Industries, Inc., as U.S. Borrower, Nabors Drilling Canada Limited, as Canadian Borrower, Nabors Industries Ltd., as Holdings, the other Guarantors from time to time party thereto, HSBC Bank Canada, as Canadian Lender, the Issuing Banks, the U.S. Lenders party thereto and Citibank, N.A., as Administrative Agent solely for the U.S. Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No, 001-32657) filed with the SEC on September 24, 2020). [A portion of this exhibit has been redacted].

10.2	Form of Director Cash Award Agreement*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	November 4, 2020