Form 10-K
period 2020-12-31
NABORS INDUSTRIES LTD
filed 2021-02-24
CIK 1163739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32657

NABORS INDUSTRIES LTD.

(Exact name of registrant as specified in its charter)

Bermuda (State or Other Jurisdiction of Incorporation or Organization) Crown House Second Floor 4 Par-la-Ville Road Hamilton, HM08 Bermuda (Address of principal executive offices)	98-0363970 (I.R.S. Employer Identification No.) N/A (Zip Code)

(441) 292-1510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, $.05 par value per share	NBR	New York Stock Exchange
Preferred shares, 6.00% Mandatory Convertible Preferred Shares, Series A, $.001 par value per share	NBR.PRA	New York Stock Exchange

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the 6,880,196 common shares held by non-affiliates of the registrant outstanding as of the last business day of our most recently completed second fiscal quarter, June 30, 2020, based on the closing price of our common shares as of such date of $37.02 per share as reported on the New York Stock Exchange, was $254,704,856. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding as of February 19, 2021 was 7,359,588, excluding 1,090,003 common shares held by our subsidiaries, or 8,449,591 in the aggregate.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the definitive Proxy

Statement to be distributed in connection with our 2021 Annual General Meeting of Shareholders (Part III).

NABORS INDUSTRIES LTD.

Form 10-K Annual Report

For the Year Ended December 31, 2020

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

Factors to consider when evaluating these forward-looking statements include, but are not limited to:

●	the novel coronavirus (“COVID-19”) pandemic and its impact on our operations as well as oil and gas markets and prices;

●	fluctuations and volatility in worldwide prices of and demand for oil and natural gas;

●	fluctuations in levels of oil and natural gas exploration and development activities;

●	fluctuations in the demand for our services;

●	competitive and technological changes and other developments in the oil and gas and oilfield services industries;

●	our ability to renew customer contracts in order to maintain competitiveness;

●	the existence of operating risks inherent in the oil and gas and oilfield services industries;

●	the possibility of the loss of one or a number of our large customers;

●	the impact of long-term indebtedness and other financial commitments on our financial and operating flexibility;

●	our access to and the cost of capital, including the impact of a further downgrade in our credit rating, covenant restrictions, availability under our secured revolving credit facility, and future issuances of debt or equity securities;

●	our dependence on our operating subsidiaries and investments to meet our financial obligations;

●	our ability to retain skilled employees;

●	our ability to complete, and realize the expected benefits of, strategic transactions;

●	changes in tax laws and the possibility of changes in other laws and regulations;

●	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in any of the countries in which we do business;

●	the possibility of changes to U.S. trade policies and regulations, including the imposition of trade embargoes, sanctions or tariffs; and

●	general economic conditions, including the capital and credit markets.

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

Overview

Tracing its origins back to 1952, Nabors has grown from a small land drilling business in Canada to one of the world’s largest drilling contractors. Today, Nabors owns and operates one of the world’s largest land-based drilling rig fleets and is a provider of offshore rigs in the United States and several international markets. Nabors also provides directional drilling services, tubular running services, performance tools, and innovative technologies for its own rig fleet and those operated by third parties. In today’s performance-driven environment, we believe we are well positioned to seamlessly integrate downhole hardware, surface equipment and software solutions into our AC rig designs. Leveraging our advanced drilling automation capabilities, Nabors’ highly skilled workforce continues to set new standards for operational excellence and transform our industry.

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

Our business consists of five reportable segments: U.S. Drilling, Canada Drilling, International Drilling, Drilling Solutions and Rig Technologies.

With operations in approximately 20 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of December 31, 2020 included:

●	354 actively marketed rigs for land-based drilling operations in the United States, Canada and approximately 14 other countries throughout the world; and

●	29 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

The following table presents our average rigs working (a measure of activity and utilization over the year) for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Average Rigs Working:
U.S. Drilling	67.9	115.3	113.2
Canada Drilling	9.0	10.9	16.9
International Drilling	75.7	88.3	92.9
	152.6	214.5	223.0

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

U.S. Drilling

Operating one of the largest land-based drilling rig fleets in the U.S., Nabors continues to drive innovation and integration in the industry. Nabors offers a full suite of options including performance tools and innovations developed by our team of internal engineers who are wholly focused on advanced technologies. We maintain activities in the lower 48 states and Alaska as well as offshore in the Gulf of Mexico. Our U.S. fleet consists of 188 AC rigs and 14 SCR rigs land rigs, which were actively marketed as of December 31, 2020.

Since our first AC land rig was built in 2002, we have continued to develop industry-leading breakthroughs. As the industry shifted to multi-well pad drilling, we anticipated the appetite for greater efficiencies and adaptability through batch drilling. As a result, we developed our suite of PACE® drilling rigs. In 2013, we introduced our PACE®-X800 rig equipped with an advanced walking system with multidirectional capabilities that enable the rig to move efficiently over existing wells on a pad. Because the ancillary equipment accompanies the rig, it moves easily between adjacent rows of wells. In 2016, we introduced our PACE®-M800 and PACE®-M1000 rigs which complement our existing PACE®-X800 rigs. The PACE®-M800 rig is designed for lower-density multi-well pads whereas the PACE®-M1000 is designed for higher density pads. Both are designed to move rapidly between pads. Featuring the same advanced walking capabilities as the PACE®-X800 rig, the PACE®-M800 rig can quickly move efficiently on pads and over short distances, with minimal rig-up and rig-down components.

In addition to land drilling operations throughout the lower 48 states and Alaska, we also actively marketed 12 platform rigs in the U.S. Gulf of Mexico as of December 31, 2020.

In recent years we have deployed a full suite of technology supporting Nabors and third party rigs. By seizing the opportunity to move forward, faster, Nabors has employed automation to increase safety, instill efficient processes and build agility for our customers. See Drilling Solutions below for more information.

Canada Drilling

The focus of the Canadian drilling market is almost exclusively on horizontal wells. To align with this market, our Canadian rig fleet is concentrated on larger, more agile rigs. As of December 31, 2020 our rig fleet consisted of 35 land-based drilling rigs in Canada.

International Drilling

We conduct activities in major oil and gas markets, most notably including Saudi Arabia, Argentina, Colombia, Mexico and Kazakhstan. Many of our rigs are designed to address the challenges of working in specific operating environments, such as desert climates, mountainous regions, and tropical zones.

As of December 31, 2020, our international fleet consisted of 116 land-based drilling rigs located in approximately 14 countries. At the same time, we actively marketed 15 platforms rigs in the international offshore drilling markets. In prior years, we increased the utilization of the PACE®-X800 rigs in international markets through deployments in Latin America.

Drilling Solutions

Through Nabors Drilling Solutions, we offer specialized drilling technologies, such as patented steering systems and rig instrumentation software systems that enhance drilling performance and wellbore placement.

Nabors specializes in wellbore placement solutions and is a leading provider of directional drilling and MWD systems and services. Our tools are ideal for applications where high reliability, precise wellbore placement and drilling efficiency are crucial. Some of the Nabors Drilling Solutions products and services are listed below.

●	REVit® is an automated real time stick-slip mitigation system that preserves bit cutting structure, increases rates of penetration, and reduces unplanned trips

●	ROCKit® is a user friendly directional steering control system that increases performance of slide drilling, through drill string oscillation and precise toolface control;

●	SmartNAV™ collaborative guidance and advisory platform that delivers automated directional drilling information and instructions to drive consistent decision making, transparency, and improved performance;

●	SmartSLIDE™ is an advanced directional steering control system that automates slide drilling to consistently deliver high performance; and

●	RigCLOUD® provides the tools and infrastructure to integrate applications to deliver real-time insight into operations across the rig fleet.

Nabors’ offers a full range of tubular running services to match operators’ requirements and preferences. Tubular running services (TRS) primarily include casing running, tubing running and torque monitoring. Managed pressure drilling (MPD) primarily includes drives, manifolds, tanks, pumps and gas handling equipment.  Our propriety software empowers the driller to deliver these services with consistency and repeatability. Both TRS and MPD integrate with the rig eliminating the need for third party services hence improving efficiencies and reducing cost.

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

Our Customers

Our customers include major international, national and independent oil and gas companies. One customer, Saudi Aramco, accounted for approximately 29%, 22% and 24% of our consolidated operating revenues during the years ended December 31, 2020, 2019 and 2018, respectively, which operating revenues are primarily included in the results of our International Drilling reportable segment. Our contracts with Saudi Aramco are on a per rig basis. These contracts are primarily operated through SANAD, our joint venture with Saudi Aramco. See Part I, Item 1A.—Risk Factors—The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.

Human Capital

As of December 31, 2020, we employed approximately 10,000 employees worldwide, approximately 7,000 of which are employed internationally. We believe we have generally good relations with all our employees worldwide.

Diversity and Inclusion

We endeavor to create an environment rich in diversity that welcomes those of all backgrounds, ethnicities and experiences. All told, our employee base represents 72 nationalities.

Traditionally the oil and gas industry has been male dominated. By implementing strategic recruiting efforts, employee development streams and retention practices, we have been able to achieve diversity that we believe outpaces not just the industry, but the business world in general. Based on our most recent employee engagement survey performed in 2020, we learned that:

●	87% of women in our workforce feel supported by their manager;
●	73% of women of color have strong allies on their team; and
●	48% of new external hires were women.

By recognizing disparate voices, we foster a more cohesive, high performing and productive company.

Training and Talent Management

We are dedicated to the development and training of our worldwide employee base. Training begins at onboarding, where employees receive job-specific instruction with a focus on safety, corporate ethics and maintaining a safe and inclusive workplace. Ongoing training includes a focus on career development and advancement. A key focus is the career development offered to women and employees of color.

Educational Assistance

In 2009, our former Chairman and CEO, Eugene M. Isenberg, established the Isenberg Education Fund Scholarship Program, the purpose of which is to provide educational assistance to talented, high-achieving individuals who demonstrate strong academic performance and dedicated community service, and who need financial aid. Aid is available to employees and their family members, including spouses, children and grandchildren. To date, the program has provided over $3.8 million in educational assistance to employees and their families.

Employee Recognition

Annual Innovation Awards are given to recognize exceptional innovation, ingenuity and intellectual capital insight of our employees. Recipients have included employees in many different departments, including engineering, information technologies, controls and automation and business development. In addition, we hold quarterly Service Award events to recognize employment milestones met by employees.

Health, Welfare and Retirement

We provide employees health and welfare benefits standard for the industry and their location of employment. U.S. employees and their families receive medical, dental and vision insurance, life insurance and long-term disability plans, and health and dependent care flexible spending accounts. All U.S. full-time employees also receive a 401(k) plan with a Company match.

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

Industry/Competitive Conditions

To a large degree, our businesses depend on the level of capital spending by oil and gas companies for exploration, development and production activities. The level of exploration, development and production activities is to a large extent tied to the prices of oil and natural gas, which can fluctuate significantly and are highly volatile. Relatedly, customers may have difficulty accessing capital markets due to poor historical returns for their investments and due to certain instutional investors choosing not to invest in fossil fuel industries. A decrease or prolonged decline in the price of oil or natural gas or in the exploration, development and production activities of our customers could result in a corresponding decline in the demand for our services and/or a reduction in dayrates and utilization, which could have a material adverse effect on our financial position, results of operations and cash flows. See Part I, Item 1A.—Risk Factors— Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability, and—Our drilling contracts may in certain instances be renegotiated, suspended or terminated without an early termination payment and Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Although many rigs can be moved from one region to another in response to changes in levels of activity, competition has increased based on the supply of existing and new rigs across all our markets. Most available contracts for our services are currently awarded on a bid basis, which further increases competition based on price.

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

Significant competitors in our U.S. Drilling segment include: Helmerich & Payne Inc., Patterson-UTI Energy Inc., Precision Drilling Corp., and Ensign Energy Services Inc. In the U.S. Lower 48 land drilling market, we also compete with numerous smaller or regional drilling contractors. In our International segment, significant competitors with operations in multiple countries include KCA Deutag Drilling Limited, Saipem S.p.A, as well as many contractors with regional or local rig operations.

Our Rig Technologies segment competes primarily with National Oilwell Varco Inc., Bentec GmbH, and several smaller rig equipment suppliers. Our Drilling Solutions segment competes with services provided by Baker Hughes Co., Halliburton Co., Schlumberger Ltd., Frank’s International NV, Weatherford International plc., as well as several of our drilling competitors and smaller, specialized service providers.

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

In October 2018, we purchased PetroMar Technologies, a developer and operator of LWD downhole tools focusing on high-value formation data to facilitate completion optimization particularly in unconventional reservoirs. The tools complement our existing wellbore placement capabilities and are included in our Drilling Solutions operating segment. Under the terms of the transaction, we paid an initial purchase price of $25.0 million. We may also be required to make future payments that are contingent upon the future financial performance of this operation.

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

We do not anticipate that compliance with currently applicable environmental rules and regulations and controls will significantly change our competitive position, capital spending or earnings during 2021. We believe we are in material compliance with applicable environmental rules and regulations and that the cost of such compliance is not material to our business or financial condition. For a more detailed description of the environmental rules and regulations applicable to our operations, see Part I, Item 1A.—Risk Factors—Changes to or noncompliance with laws and regulations or exposure to environmental liabilities could adversely affect our results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth elsewhere in this annual report, the following factors should be carefully considered when evaluating Nabors. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Risk Factors Summary

The following is a summary of the principal risks included in this annual report that we believe could adversely affect our business, operations, and financial results.

Business and Operational Risks

●	Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability.
●	Our customers and thereby our business and profitability could be adversely affected by low oil prices and/or turmoil in the global economy.
●	We operate in a highly competitive industry with excess drilling capacity, which may adversely affect our results of operations.
●	We must renew customer contracts to remain competitive.
●	The nature of our operations presents inherent risks of loss, including weather-related risks, that could adversely affect our results of operations.
●	Our drilling contracts may in certain instances be renegotiated, suspended or terminated without an early termination payment.
●	The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.
●	The profitability of our operations could be adversely affected by war, civil disturbance, terrorist activity or other political or economic instability, fluctuation in currency exchange rates and local import and export controls.
●	We rely on third-party suppliers, manufacturers and service providers to secure equipment, components and parts used in rig operations, conversions, upgrades and construction.
●	Our contracts with national oil companies may expose us to greater risks than we normally assume in contracts with non-governmental customers.
●	Control of oil and natural gas reserves by state-owned oil companies may impact the demand for our services and products and create additional risks in our operations.
●	Our operating expense includes fixed costs that may not decline in proportion to decreases in rig utilization and dayrates.
●	Actions of and disputes with our joint venture partners could have a material adverse effect on the business and results of operations of our joint ventures and, in turn, our business and consolidated results of operations.

●	Failure to realize the anticipated benefits of acquisitions, divestitures, investments, joint ventures and other strategic transactions may adversely affect our business, results of operations and financial position.
●	Decisions by internet service, cloud hosting service and related providers to restrict or ban our ability to use their platforms could adversely affect our ability to promote and conduct our business and inform investors.

Financial Risks

●	We may record additional losses or impairment charges related to sold or idle drilling rigs and other assets.
●	Our financial and operating flexibility could be affected by our long-term debt and other financial commitments.
●	Our ability to access capital markets could be limited.

Technology Risks

●	New technologies may cause our drilling methods and equipment to become less competitive and it may become necessary to incur higher levels of operating and capital expenditures in order to keep pace with the disruptive trends in the drilling industry. Growth through the building of new drilling rigs and improvement of existing rigs is not assured.
●	Limitations on our ability to obtain, maintain, protect or enforce our intellectual property rights, including our trade secrets, could cause a loss in revenue and any competitive advantage we hold.
●	Technology disputes could negatively impact our operations or increase our costs.
●	Improvements in or new discoveries of alternative energy technologies could have a material adverse effect on our financial condition and results of operations.

Legal and Regulatory Risks

●	Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.
●	The Company’s ability to use its net operating loss carryforwards, and possibly other tax attributes, to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including future transactions involving the sale or issuance of Company equity securities, or if taxable income does not reach sufficient levels.
●	Changes to or noncompliance with laws and regulations or exposure to environmental liabilities could adversely affect our results of operations.
●	The physical effects of climate change and the regulation of greenhouse gas emissions and climate change could have a negative impact on our business.
●	Legal proceedings and governmental investigations could affect our financial condition and results of operations.

Share Capital and Corporate Structure Risks

●	Significant issuances of common shares could adversely affect the market price of our common shares.
●	Our common share price has been and may continue to be volatile.
●	Provisions in our organizational documents may be insufficient to thwart a coercive hostile takeover attempt; conversely, these provisions and those in our outstanding debt and Saudi joint venture documents may deter a change of control transaction and decrease the likelihood of a shareholder receiving a change of control premium.
●	As a holding company, we depend on our operating subsidiaries and investments to meet our financial obligations.

General Risks

●	Our business, results of operations and financial condition have been and may continue to be adversely impacted by global public health epidemics, including the strain of coronavirus known as COVID-19, and future adverse impacts could be material and difficult to predict.
●	Our business is subject to cybersecurity risks.
●	The loss of key executives or inability to attract and retain experienced technical personnel could reduce our competitiveness and harm prospects for future success.
●	A downgrade in our credit rating could negatively impact our cost of and ability to access capital markets or other financing sources.
●	Changes in the method of determining London Interbank Offered Rate ("LIBOR"), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.
●	We may be subject to changes in tax laws and have additional tax liabilities.
●	Our international operations expose us to compliance obligations and risks under the Foreign Corrupt Practices Act and other applicable anti-corruption laws, and violations of these laws could have a negative impact on our business.

For a more complete discussion of the risks facing our business, see below.

Business and Operational Risks

Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability.

Our operations, demand for our services, and the rates we are able to charge for such services depend on the level of spending by oil and gas companies for exploration, development and production activities. Both short-term and long-term trends in oil and natural gas prices affect these activity levels. Oil and natural gas prices, as well as the level of drilling, exploration and production activity, have been highly volatile for several years and are expected to continue to be volatile for the foreseeable future. In addition to the COVID-19 outbreak contributing to a significant decline in oil prices, declines in oil prices are primarily caused by, among other things, an excess of supply of crude oil in relation to demand. Worldwide military, political, public health, and economic events, including initiatives by the Organization of Petroleum Exporting Countries (“OPEC”) and OPEC+, uncertainty in capital and commodities markets and the ability of oil and natural gas producers to access capital, and the extent to which they are willing or able to deploy capital, affect both the supply of and demand for oil and natural gas. In addition, weather conditions, governmental regulation (both in the United States and elsewhere), levels of consumer demand for oil and natural gas, general and global economic conditions, oil and gas production levels by non-OPEC countries, decisions by oil and gas producers to continue producing oil and gas despite excess supply, the availability and demand for drilling equipment and pipeline capacity, availability and pricing of alternative energy sources, and other factors beyond our control may also affect the supply of and demand for oil and natural gas, and thereby affect the price of oil and natural gas.

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

Changes in general economic and political conditions may negatively impact our business, financial condition, results of operations and cash flows. As a result of the volatility of oil and natural gas prices, we are unable to fully predict the level of exploration, drilling and production activities of our customers and whether our customers and/or vendors will be able to sustain their operations and fulfill their commitments and obligations. If oil prices remain at the current relatively low levels or decrease and/or global economic conditions deteriorate, there could be a material adverse impact on the liquidity and operations of our customers, vendors and other worldwide business partners, which in turn could have a material impact on our results of operations and liquidity. Furthermore, these conditions may result in certain of our customers experiencing an inability to pay vendors, including us. In addition, we may experience difficulties forecasting future capital expenditures by our customers, which in turn could lead to either over capacity or, in the event of further recovery in oil prices and the worldwide economy, under capacity, either of which could adversely affect our operations. There can be no assurance that the global economic environment will not deteriorate again in the future due to one or more factors.

We operate in a highly competitive industry with excess drilling capacity, which may adversely affect our results of operations.

The oilfield services industry is very competitive with a significant amount of excess capacity, especially in low oil price environments. Contract drilling companies compete primarily on a regional basis, and competition may vary significantly from region to region at any particular time. Most rigs and drilling-related equipment can be moved from one region to another in response to changes in levels of activity and market conditions, which may result in an oversupply of such rigs and drilling-related equipment in certain areas, and accordingly, increased price competition. In addition, an important factor in determining job awards is our ability to maintain a strong safety record. If we are unable to remain competitive based on these and/or other competitive factors, we may be unable to increase or even maintain our market share, utilization rates and/or day rates for our services, which could adversely affect our business, financial condition, results of operations and cash flows.

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

The nature of our operations presents inherent risks of loss, including weather-related risks, that could adversely affect our results of operations.

Our operations are subject to many hazards inherent in the drilling industry, including environmental pollution, blowouts, cratering, explosions, fires, loss of well control, loss of or damage to the wellbore or underground reservoir, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental and natural resources damage and damage to the property of others. Our offshore operations involve the additional hazards of marine operations including pollution of coastal waters, damage to wildlife and natural habitats, capsizing, grounding, collision, damage from hurricanes and heavy weather or sea conditions, such as sea level rise, coastal storm surge, inland flooding, and unsound ocean bottom conditions.

Accidents may occur, we may be unable to obtain desired contractual indemnities, and our insurance may prove inadequate in certain cases. The occurrence of an event for which we are not sufficiently insured or indemnified against, or the failure or inability of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses that could adversely affect our business, financial condition and liquidity. In addition, insurance may not be available to cover any or all these risks. Our insurance also may not cover losses associated with pandemics such as the COVID-19 pandemic. Even if available, insurance may be inadequate or insurance premiums or other costs may increase significantly in the future, making insurance prohibitively expensive. We expect to continue facing upward pressure in our insurance renewals, our premiums and deductibles may be higher, and some insurance coverage may either be unavailable or more expensive than it has been in the past. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of a deductible or self-insured retention. We may choose to increase the levels of deductibles (and thus assume a greater degree of risk) from time to time in order to minimize our overall costs, which could exacerbate the impact of our losses on our financial condition and liquidity.

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

In 2020, 2019 and 2018, we received approximately 49%, 41% and 41%, respectively, of our consolidated operating revenues from our three largest contract drilling customers (including their affiliates), with our largest customer and partner in our SANAD joint venture, Saudi Aramco, representing 29%, 22% and 24% of our consolidated operating revenues, respectively, for these periods. The loss of one or more of our larger customers would have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if a significant customer experiences liquidity constraints or other financial difficulties it may be unable to make required payments or seek to renegotiate contracts, which could adversely affect our liquidity and profitability. Financial difficulties experienced by customers could also adversely affect our utilization rates in the affected market and may cause our counterparties to seek modifications to our contracts with them. Furthermore, potential consolidation among oil and natural gas exploration and production companies may reduce the number of available customers.

The profitability of our operations could be adversely affected by war, civil disturbance, terrorist activity or other political or economic instability, fluctuation in currency exchange rates and local import and export controls.

We derive a significant portion of our business from global markets, including major operations in the Middle East, South America, the Far East, North Africa and Russia. These operations are subject to various risks, including war, civil disturbances, labor strikes, nationalization, terrorist activity and governmental actions that may limit or disrupt markets, restrict the movement of funds or result in limits or restrictions in our ability to operate or compete, the deprivation of contractual rights or the taking of property without fair compensation, particularly in respect of contracts with foreign national oil companies. In some countries, our operations may be subject to the additional risk of fluctuating currency values and exchange controls. We also are subject to various laws and regulations that govern the operation and taxation of our business and the import and export of our equipment from country to country, the imposition, application and interpretation of which can prove to be uncertain.

For example, we previously operated in Venezuela, and were exposed to risks related to political instability there. On January 28, 2019, the United States Treasury Department’s Office of Foreign Assets Control designated Petroleos de Venezuela S.A. (“PdVSA”) as a Specially Designated National under Executive Order 13850 (the “Order”). The Order prohibited, among other things, business dealings with PdVSA or any entity in which PdVSA owns, directly or indirectly, a 50 percent or greater interest. We were forced to cease operations in Venezuela, and during the second quarter of 2020 we wrote off all remaining value on our rig and drilling related equipment in the country.

The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

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

Our contracts with national oil companies may expose us to greater risks than we normally assume in contracts with non-governmental customers.

We currently own and operate rigs and rig-related equipment under contracts with foreign national oil companies.  In the future, we may expand our international solutions operations and enter into additional, significant contracts with national oil companies.  The terms of these contracts may contain non-negotiable provisions and may expose us to greater commercial, political, operational and other risks than we assume in other contracts.  Foreign contracts may expose us to materially greater environmental liability and other claims for damages (including consequential damages) and personal injury related to our operations, or the risk that the contract may be terminated by our customer without cause on short-term notice, contractually or by governmental action, or under certain conditions that may not provide us with an early termination payment.  We can provide no assurance that increased risk exposure will not have an adverse impact on our future operations or that we will not increase the number of rigs contracted, or the amount of technology deployed, to national oil companies with commensurate additional contractual risks.  Risks that accompany contracts with national oil companies could ultimately have a material adverse impact on our business, financial condition and results of operations.

Control of oil and natural gas reserves by state-owned oil companies may impact the demand for our services and products and create additional risks in our operations.

Much of the world’s oil and natural gas reserves are controlled by state-owned oil companies. State-owned oil companies may require their contractors to meet local content requirements or other local standards, such as conducting our operations through joint ventures with local partners that could be difficult or undesirable for us to meet. The failure to meet the local content requirements and other local standards may adversely impact our operations in those countries. In addition, our ability to work with state-owned oil companies is subject to our ability to negotiate and agree upon acceptable contract terms.

Our operating expense includes fixed costs that may not decline in proportion to decreases in rig utilization and dayrates.

Our operating expense includes all direct and indirect costs associated with the operation, maintenance and support of our drilling and related equipment, which are not affected by changes in dayrates and some of which are not affected by utilization.  During periods of reduced revenue and/or activity, certain of our fixed costs (such as depreciation) may not decline and often we may incur additional costs.  During times of reduced utilization, reductions in costs may not be immediate as we may not be able to fully reduce the cost of our support operations in a particular geographic region due to the need to support the remaining drilling rigs in that region. Accordingly, a decline in revenue due to lower dayrates and/or utilization may not be offset by a corresponding decrease in drilling services and solutions expense, which could have a material adverse impact on our business, financial condition and results of operations.

Actions of and disputes with our joint venture partners could have a material adverse effect on the business and results of operations of our joint ventures and, in turn, our business and consolidated results of operations.

We conduct some operations through joint venturesl. As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions, the joint venture operating in a manner that is contrary to our preference or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any nonperformance, default, or bankruptcy of our joint venture partners. These factors could have a material adverse effect on the business and results of operations of our joint ventures and, in turn, our business and consolidated results of operations.

Failure to realize the anticipated benefits of acquisitions, divestitures, investments, joint ventures and other strategic transactions may adversely affect our business, results of operations and financial position.

We undertake from time to time acquisitions, divestitures, investments, joint ventures, alliances and other strategic transactions that we expect to further our business objectives. For example, in October 2016, we announced an agreement to form a new joint venture in the Kingdom of Saudi Arabia, which commenced operations in December, 2017. The long-term success of the Saudi joint venture depends, to a large degree, on the satisfactory performance of our joint venture partner’s obligations, including contributions of capital, drilling units and related equipment, and our ability to maintain an effective, working relationship with our joint venture partner.

We also completed the acquisition of Tesco in December 2017. We have been unable to obtain regulatory approvals to recognize our acquisition of the Tesco subsidiary in Russia.

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

Decisions by internet service, cloud host service and related providers to restrict or ban our ability to use their platforms could adversely affect our ability to promote and conduct our business and inform investors.

We utilize the internet to provide services and to promote our business and services to current and potential customers and to provide information and updates to our investors. Internet service providers, cloud hosting services, social media companies and website providers that currently allow us to utilize their platforms to communicate with customers and the public may decide that our business or the industry in which we operate negatively impacts their business or may make business decisions or changes to their policies that negatively impact us. Such actions could include placing restrictions on our use of their platforms or banning us from utilizing their services altogether. Our inability to use these platforms may have a negative impact on the way we are perceived in the industry or in the media and may adversely affect our business, financial condition, results of operations and cash flows.

Financial Risks

We may record additional losses or impairment charges related to sold or idle drilling rigs and other assets.

In 2020, 2019 and 2018, we recognized impairment charges of $390.0 million, $290.5 million and $124.9 million, respectively, related to tangible assets and equipment. Prolonged periods of low utilization or low dayrates, the cold stacking of idle assets, the sale of assets below their then carrying value or the decline in market value of our assets may cause us to experience further losses. If future cash flow estimates, based upon information available to management at the time, including oil and gas prices and expected utilization levels, indicate that the carrying value of any of our rigs may not be recoverable or if we sell assets for less than their then carrying value, we may recognize additional impairment charges on our fleet.

Our financial and operating flexibility could be affected by our long-term debt and other financial commitments.

The 2018 Revolving Credit Facility is partially secured with a first lien security interest on drilling rigs in the U.S. and Canada in an amount not less than $545.8 million. Under the facility, we are required to maintain “minimum liquidity” of no less than $160.0 million at all times, and an asset to debt coverage ratio of at least 4.25:1 as of the end of each calendar quarter. Minimum liquidity is defined to mean, generally, a consolidated cash balance consisting of (a) the aggregate amount of unrestricted cash and cash equivalents maintained in a deposit account U.S. or Canadian branch of a commercial bank, plus (b) the lesser of $75 million or an amount equal to 75% of the aggregate amount of unrestricted cash and cash equivalents held in deposit account of a commercial bank outside of the U.S. or Canada, plus (c) available commitments under the 2018 Revolving Credit Facility. The asset-to-debt coverage ratio is calculated by dividing (x) drilling-related fixed assets wholly owned by certain of Nabors’ subsidiaries that are guaranteeing the 2018 Revolving Credit Facility (the ‘‘2018 Revolver Guarantors’’) or wholly owned subsidiaries of the 2018 Revolver Guarantors by (y) the commitments under the 2018 Revolving Credit Facility and certain other indebtedness up to $100 million. The asset to debt coverage ratio applies only during the period which Nabors Delaware fails to maintain an investment grade rating from at least two rating agencies, which was the case as of the date of this report. The minimum liquidity requirement and the asset-to-debt coverage ratio are not measures of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

As of December 31, 2020, our consolidated total outstanding indebtedness was $3.0 billion. We also have various financial commitments, such as leases, contracts and purchase commitments. Our ability to service our debt and other financial obligations depends in large part upon the level of cash flows generated by our operating subsidiaries’ operations, our ability to monetize and/or divest non-core assets, availability under our unsecured revolving credit facilities and our ability to access the capital markets and/or other sources of financing. If we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or reduce funding in the future for working capital, capital expenditures and general corporate purposes, any of which could negatively impact our stock price or financial condition.

Our ability to access capital markets could be limited.

From time to time, we may need to access capital markets to obtain long-term and short-term financing. However, our ability to access capital markets could be limited or adversely affected by, among other things, oil and gas prices, our existing capital structure, our credit ratings, interest rates and the health or market perceptions of the drilling and overall oil and gas industry and the global economy. In addition, many of the factors that affect our ability to access capital markets, including the liquidity of the overall capital markets, the state of the economy and oil and gas industry and the impact of COVID-19, among others, are outside of our control. There have also been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities as well as to pressure lenders and other financial services companies to limit or curtail activities with companies engaged in the extraction of fossil fuel reserves, which, if successful, could limit our ability to access capital markets. No assurance can be given that we will be able to access capital markets on terms acceptable to us when required to do so, which could adversely affect our business, financial condition and results of operations.

Technology Risks

New technologies may cause our drilling methods and equipment to become less competitive and it may become necessary to incur higher levels of operating and capital expenditures in order to keep pace with the disruptive trends in the drilling industry. Growth through the building of new drilling rigs and improvement of existing rigs is not assured.

The market for our services is characterized by continual technological developments that have resulted in, and will likely continue to result in, substantial improvements in the functionality and performance of rigs and equipment. Our customers increasingly demand the services of newer, higher specification drilling rigs and related equipment. Accordingly, we may have to allocate a higher proportion of our capital expenditures to maintain and improve existing rigs and other equipment, purchase and construct newer, higher specification drilling rigs and other equipment to meet the increasingly sophisticated needs of our customers, and develop new and improved technology and data analytics.

Although we take measures to ensure that we develop and use advanced oil and natural gas drilling technology, changes in technology or improvements by competitors could make our equipment less competitive. There can be no assurance that we will:

●	have sufficient capital resources to improve existing rigs or build new, technologically advanced drilling rigs;

●	avoid cost overruns inherent in large fabrication projects resulting from numerous factors such as shortages or unscheduled delays in delivery of equipment or materials, inadequate levels of skilled labor, unanticipated increases in costs of equipment, materials and labor, design and engineering problems, and financial or other difficulties;

●	successfully deploy idle, stacked, new or upgraded drilling rigs;

●	effectively manage the size or growth of our organization and drilling fleet;

●	maintain crews necessary to operate existing or additional drilling rigs; or

●	successfully improve our financial condition, results of operations, business or prospects as a result of improving existing drilling rigs or building new drilling rigs.

In the event that we are successful in developing new technologies for use in our business, there is no guarantee of future demand for those technologies. Customers may be reluctant or unwilling to adopt our new technologies. We may also have difficulty negotiating satisfactory terms for our technology services or may be unable to secure prices sufficient to obtain expected returns on our investment in the research and development of new technologies.

Development of new technology is critical to maintaining our competitiveness.  There can be no assurance that we will be able to successfully develop technology that our customers demand. If we are not successful keeping pace with technological advances and trends (including trends in favor of emissions reducing technologies) or if we fail to deliver such technologies to our customers in a timely and cost-effective manner suitable to their needs, demand for our services could decline and we could lose market share. Furthermore, if our equipment or proprietary technologies become obsolete, the value of our intellectual property may be reduced, or one or more technologies that we may implement in the future may not work as we expect and our business, financial condition, results of operations and reputation could be adversely affected as a result. Additionally, new technologies, services or standards could render some of our services, drilling rigs or equipment obsolete, which could reduce our competitiveness and have a material adverse impact on our business, financial condition and results of operations.

Limitations on our ability to obtain, maintain, protect or enforce our intellectual property rights, including our trade secrets, could cause a loss in revenue and any competitive advantage we hold.

There can be no assurance that the steps we take to obtain, maintain, protect and enforce our intellectual property rights will be adequate. Some of our products or services, and the processes we use to produce or provide them, have been granted patent protection, have patent applications pending, or are trade secrets. Our business may be adversely affected when our patents are unenforceable, the claims allowed under our patents are not sufficient to protect our technology, our patent applications are denied, or our trade secrets are not adequately protected. Patent protection on some types of technology, such as software or machine learning processes, may not be available in certain countries in which we operate. Our competitors may also be able to develop technology independently that is similar to ours without infringing on our patents or gaining access to our trade secrets, which could adversely affect our financial condition, results of operations and cash flows.

Technology disputes could negatively impact our operations or increase our costs.

Our services and products use proprietary technology and equipment, which can involve potential infringement of a third party’s rights, or a third party’s infringement of our rights, including patent rights. The majority of the intellectual property rights relating to our drilling rigs and related services are owned by us or certain of our supplying vendors. However, in the event that we or one of our customers or supplying vendors becomes involved in a dispute over infringement of intellectual property rights relating to equipment or technology owned or used by us, services performed by us or products provided by us, we may lose access to important equipment or technology or our ability to provide services or products, or we could be required to cease use of some equipment or technology or be forced to invest or develop replacement technologies to enhance our equipment, technology, services or products. We could also be required to pay license fees or royalties for the use of equipment or technology or provision of services or products. In addition, we may lose a competitive advantage in the event we are unsuccessful in enforcing our rights against third parties. Regardless of the merits, any such claims generally result in significant legal and other costs, including reputational harm, and may distract management from running our business. Technology disputes involving us or our customers or supplying vendors could have a material adverse impact on our business, financial condition, cash flows and results of operations.

Improvements in or new discoveries of alternative energy technologies could have a material adverse effect on our financial condition and results of operations.

Since our business depends on the level of activity in the oil and natural gas industry, any improvement in or new discoveries of alternative energy technologies that increase the use of alternative forms of energy and reduce the demand for oil and natural gas could have a material adverse effect on our business, financial condition and results of operations.

Legal and Regulatory Risks

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

As of December 31, 2020, the Company reported consolidated federal net operating loss (“NOL”) carryforwards of approximately $670.3 million and certain other favorable federal income tax attributes. The Company’s ability to use its NOL carryforwards and certain other attributes may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). An ownership change generally occurs if there is a more than 50 percentage point increase in the aggregate equity ownership of the Company by one or more “5 percent shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any testing period, which is generally the three-year period preceding any potential ownership change, measured against their lowest percentage ownership at any time during such period.

There is no assurance that the Company will not experience an ownership change under Section 382 as a result of future actions that may significantly limit or possibly eliminate its ability to use its NOL carryforwards and potentially certain other tax attributes. Potential future transactions involving the sale, issuance, redemption or other disposition of common or preferred shares or other equity-based securities, the exercise of conversion or exchange options under the terms of any convertible or exchangeable debt, the repurchase of any such debt with Company shares, in each case, by a person owning, or treated as owning, 5% or more of the Company’s shares, or a combination of such transactions, may cause or increase the possibility that the Company will experience an ownership change under Section 382. Under Section 382, an ownership change would subject the Company to an annual limitation that applies to the amount of pre-ownership change NOLs (and possibly certain other tax attributes) that may be used to offset post-ownership change taxable income. If a Section 382 limitation applies, the limitation could cause the Company’s U.S. federal income taxes to be greater, or to be paid earlier, than they otherwise would be, and could cause all or a portion of the Company’s NOL carryforwards to expire unused. Similar rules and limitations may apply for state income tax purposes. The Company’s ability to use its NOL carryforwards will also depend on the amount of taxable income it generates in future periods. The Company’s NOL carryforwards may expire before it can generate sufficient taxable income to use them in full.

Changes to or noncompliance with laws and regulations or exposure to environmental liabilities could adversely affect our results of operations.

Drilling of oil and natural gas wells is subject to various laws and regulations in the jurisdictions where we operate, including comprehensive and frequently changing laws and regulations relating to the protection of human health and the environment, including those regulating the transport, storage, use, treatment, disposal and remediation of, and exposure to, solid and hazardous wastes and materials. In addition, the Outer Continental Shelf Lands Act provides the federal government with broad discretion in regulating the leasing of offshore oil and gas production sites. Our costs to comply with these laws and regulations may be substantial. Violation of environmental laws or regulations could lead to the imposition of administrative, civil or criminal penalties, capital expenditures, delays in the permitting or performance of projects, and in some cases injunctive relief. Violations may also result in liabilities for personal injuries, property and natural resource damage and other costs and claims. We are not always successful in allocating all risks of these environmental liabilities to customers, and it is possible that customers who assume the risks will be financially unable to bear any resulting costs.

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

The expansion of the scope of laws or regulations protecting the environment has accelerated in recent years, particularly outside the United States, and we expect this trend to continue. For example, the U.S. Environmental Protection Agency (“EPA”) has promulgated final rules requiring the reporting of greenhouse gas emissions applicable to certain offshore oil and natural gas production and onshore oil and natural gas production, processing, transmission, storage and distribution facilities. In June 2016, the EPA published final standards to reduce methane emissions for certain new, modified, or reconstructed facilities in the oil and gas industry and established NSPS Subpart OOOOa that set new standards and required certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce methane gas and VOC emissions (the “2016 New Source Rule”). In August 2020, the EPA finalized a rule that rolled back the 2016 New Source Rule, which was subsequently stayed temporarily by the D.C. Circuit Court. The Biden administration has indicated that it would likely repeal the August 2020 rule on methane emissions and evaluate a new regulatory approach going forward. Accordingly, the future status of methane emissions standards is unclear.

Changes in environmental laws and regulations may also negatively impact the operations of oil and natural gas exploration and production companies, which in turn could have an adverse effect on us. For example, drilling fluids, produced water and most of the other wastes associated with the exploration, development and production of oil or gas, if properly handled, are currently exempt from regulation as hazardous waste under the Resource Conservation and Recovery Act (“RCRA”) and instead, are regulated under RCRA’s less stringent non-hazardous waste provisions. However, in response to a lawsuit in the U.S. District Court for the District of Columbia in May 2016 alleging that the EPA failed to timely assess its RCRA Subtitle D criteria regulations for oil and gas wastes, the EPA and several environmental groups entered into an agreement that was finalized in a Consent Decree issued by the District Court on December 28, 2016. Based on its review required by the Consent Decree, in April 2019, the EPA made a final determination that revision of the RCRA regulations was unnecessary. Any future reclassification of oil and gas wastes as RCRA hazardous waste could result in more stringent and costly handling, disposal and clean-up requirements and could have a material adverse effect on the Company’s results of operations and financial position.

The EPA has issued rules requiring monitoring and reporting of greenhouse gas emissions from the oil and natural gas sector, including onshore and offshore production activities. In November 2016, the BLM issued a rule requiring reductions in methane emissions from venting, flaring, and leaking activities on public lands (the “Waste Prevention Rule”). Although the BLM issued a rule in September 2018 that rescinded critical portions of the Waste Prevention Rule, the 2018 rule was vacated by order of the U.S. District Court for the Northern District of California in July 2020. Subsequently, in October 2020, the Waste Prevention Rule was largely vacated by the U.S. District Court for the State of Wyoming. In addition, several states may seek to regulate methane emissions by state law. The Biden administration has indicated that it intends to craft a new rule for regulating methane waste management. Since any such rule will likely be challenged, there is a considerable amount of uncertainty in this area of environmental regulation. Future or more stringent federal or state regulation could dramatically increase operating costs for oil and natural gas companies, curtail production and demand for oil and natural gas in areas of the world where our customers operate, and reduce the market for our services by making wells and/or oilfields uneconomical to operate, which may in turn adversely affect results of operations.

The physical effects of climate change and the regulation of greenhouse gas emissions and climate change could have a negative impact on our business.

The physical and regulatory effects of climate change could have a negative impact on our operations, our customers’ operations and the overall demand for our customers' products and services. Scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” (“GHGs”) and including carbon dioxide and methane, may be contributing to warming of the earth’s atmosphere and other climatic changes. In response to such studies, the issue of climate change and the effect of GHG emissions, in particular emissions from fossil fuels, is attracting increasing attention worldwide.

We are aware of the increasing focus of local, state, regional, national and international regulatory bodies on GHG emissions and climate change issues. There has been a wide-ranging policy debate, both in the United States and internationally, regarding the impact of GHG emissions and possible means for their regulation. Some of the proposals would require industries to meet stringent standards that would require substantial reductions in GHG emissions. Those reductions could be costly and difficult to implement. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress and such legislation may be proposed or adopted in the future.

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

In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change (the “UNFCCC”) in Paris, France in creating an agreement (the “Paris Agreement”) that requires member countries to review and “represent a progression” in their intended nationally determined GHG contributions, which set GHG emission reduction goals every five years beginning in 2020. The agreement entered into full force in November 2016. Although the prior administration formally withdrew the United States from the Paris Agreement effective November 4, 2020, the new Administration issued an executive order to rejoin the Paris climate agreement on January 20, 2021. It will take 30 days for the United States to officially rejoin.

The aim of the Paris Agreement is to hold the increase in the average global temperature to well below 2ºC (3.6ºF) above pre-industrial levels with efforts to limit the rise to 1.5ºC (2.7ºF) to protect against the more severe consequences of climate forecasted by scientific studies. These consequences include increased coastal flooding, droughts and associated wildfires, heavy precipitation events, stresses on water supply and agriculture, increased poverty, and negative impacts on health. In connection with the decision to adopt the Paris Agreement, the UNFCCC invited the Intergovernmental Panel on Climate Change (the “IPCC”) to prepare a special report focused on the impacts of an increase in the average global temperature of 1.5ºC above pre-industrial levels and related GHG emission pathways. The 2018 IPCC Report concludes that the measures set forth in the Paris Agreement are insufficient and that more aggressive targets and measures will be needed. The 2018 IPCC Report indicates that GHGs must be reduced from 2010 levels by 45 percent by 2030 and 100 percent by 2050 to prevent global warming of 1.5ºC above pre-industrial levels.

It is not possible at this time to predict the timing and effect of climate change or whether additional GHG legislation, regulations or other measures will be adopted at the federal, state or local levels. However, more aggressive efforts by governments and non-governmental organizations to reduce GHG emissions appear likely and any such future laws and regulations could result in increased compliance costs, additional operating restrictions or affect the demand for our customers' products and, accordingly, our services. For example, the California governor issued an executive order on September 23, 2020 ordering actions to pursue GHG emissions reductions, including a direction to the California State Air Resources Board to develop and propose regulations to require increasing volumes of new zero-emission passenger vehicles and trucks sold in California over time, with a targeted ban of the sale of new gasoline vehicles by 2035. If we are unable to recover or pass through a significant level of our costs related to complying with climate change regulatory requirements imposed on us, it could have a material adverse impact on our business, financial condition and results of operations. Further, to the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of or access to capital. Climate change and GHG regulation could also negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the services we provide. An increased focus by the public on the reduction of GHG emissions as well as the results of the physical impacts of climate change could affect the demand for our customers’ products and have a negative effect on our business.

The cost of complying with any new law, regulation or treaty will depend on the details of the particular program. We will continue to monitor and assess any new policies, legislation or regulations in the areas where we operate to determine the impact of GHG emissions and climate change on our operations and take appropriate actions, where necessary. Any direct and indirect costs of meeting these requirements may adversely affect our business, results of operations and financial condition. Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws or regulations related to GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws or regulations reduce demand for oil and natural gas.

In addition to the regulatory efforts described above, there have also been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities as well as to pressure lenders and other financial services companies to limit or curtail activities with companies engaged in the extraction of fossil fuel reserves. If these efforts are successful, our ability and the ability of our customers to access capital markets may be limited and our stock price may be negatively impacted.

Members of the investment community have recently increased their focus on sustainability practices with regard to the oil and gas industry, including practices related to GHGs and climate change. An increasing percentage of the investment community considers sustainability factors in making investment decisions, and an increasing number of our customers consider sustainability factors in awarding work. These developments, and public perception relating to climate change, may curtail production and demand for hydrocarbons such as oil and natural gas by shifting demand towards and investment in relatively lower carbon energy sources such as wind, solar and other renewables.  The renewable energy industry is developing enhanced technologies and becoming more competitive with fossil-fuel energy. If renewable energy becomes more competitive than fossil-fuel energy, particularly during periods of higher oil and natural gas prices, it could have a material effect on our results of operations. If we are unable to successfully continue our sustainability enhancement efforts, we may lose customers, our stock price may be negatively impacted, our reputation may be negatively affected, and it may be more difficult for us to effectively compete.

Beyond financial and regulatory impacts, the projected severe effects of climate change have the potential to directly affect our facilities and operations and those of our customers.

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

Share Capital and Corporate Structure Risks

Significant issuances of common shares could adversely affect the market price of our common shares.

As of February 19, 2021, we had 32,000,000 authorized common shares, of which 8,449,591 shares were outstanding and entitled to vote, including 1,090,003 million held by our subsidiaries. In addition, 387,640 common shares were reserved for issuance pursuant to stock option and employee benefit plans and 741,934 common shares were reserved for issuance upon conversion of outstanding mandatory convertible preferred shares. The sale, or availability for sale, of substantial amounts of our common shares in the public market, whether directly by us or resulting from the exercise of options (and, where applicable, sales pursuant to Rule 144 under the Securities Act) or the exchange of Exchangeable Notes or the conversion of mandatory convertible preferred shares for common shares, would be dilutive to existing shareholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

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

During 2020, our stock price on the NYSE ranged from a high of $166.50 per common share to a low of $10.50 per common share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our common shares in the future.

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

Companies generally seek to prevent coercive takeovers by parties unwilling to pay fair value for the enterprise they acquire. Provisions in our organizational documents that are meant to help us avoid a coercive takeover include:

●	Authorizing the Board to issue a significant number of common shares and up to 25,000,000 preferred shares, as well as to determine the price, rights (including voting rights), conversion ratios, preferences and privileges of the preferred shares, in each case without any vote or action by the holders of our common shares;

●	Limiting the ability of our shareholders to call or bring business before special meetings;

●	Adopting a shareholder rights plan that limits the number of our common shares a potential acquiror can purchase without either securing the approval of our Board or having their voting interest severely diluted; the plan is sscheduled to expire in April 2021 unless it is extended;

●	Prohibiting our shareholders from taking action by written consent in lieu of a meeting unless the consent is signed by all the shareholders then entitled to vote;

●	Requiring advance notice of shareholder proposals for business to be conducted at general meetings and for nomination of candidates for election to our Board; and

●	Reserving to our Board the ability to determine the number of directors comprising the full Board and to fill vacancies or newly created seats on the Board.

Certain actions taken by us could make it easier for another party to acquire control of the Company. For instance, in June 2012 we adopted an amendment to our bye-laws to declassify the Board and in 2017 we amended our policy regarding nomination and proxy access for director candidates recommended by shareholders. Conversely, the provisions designed to prevent hostile takeovers, or protect holders of our debt instruments and our joint venture partner, may deter transactions in which shareholders would receive a change of control premium. For example, certain change of control transactions could accelerate the principal amounts outstanding, and require premiums payments, under our debt instruments, or trigger a call option to purchase our interest in SANAD, our joint venture with Saudi Aramco.

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

General Risks

Our business, results of operations and financial condition have been and may continue to be adversely impacted by global public health epidemics, including the strain of coronavirus known as COVID-19, and future adverse impacts could be material and difficult to predict.

The global spread of the strain of coronavirus known as COVID-19 and its variants, which was declared a global pandemic by the World Health Organization on March 11, 2020, has adversely impacted our operations and the operations of our customers. The outbreak triggered a sharp sell-off in energy commodities markets during the first quarter of 2020, as economic activity tumbled as a result of government impositions of mandatory closures, quarantines and other restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. Certain jurisdictions recently have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases, while other jurisdictions are continuing to re-open or have nearly completed the re-opening process despite increases in COVID-19 cases. The pandemic may significantly worsen during the upcoming months, which may cause governmental authorities to reconsider restrictions on business, travel, and other activities.

The significant weakness in oil and natural gas prices resulting from the COVID-19 pandemic has resulted in sharp reductions in the exploration and production capital and operating budgets of our customers. Demand for our services and associated product offerings, and the rates we are able to charge to customers, is closely tied to such exploration and production activities and the significant price weakness and associated volatility surrounding these events has had, and is likely to continue to have, an adverse impact on the demand for our services.

Future increases in commodity prices may not necessarily translate into the resumption of exploration and production activities (and a corresponding demand for our services) because our customers’ expectations of future prices may also influence or limit their activity. As a result of these factors, lower demand for drilling and drilling related services may persist for a significant time, which would continue to materially adversely affect the rates that we are able to charge our customers and the demand for our services.

The spread of the virus into our workforce may also prevent us from meeting the demands of our customers in the future. For example, if the COVID-19 pandemic were to significantly impact a location where we have a high concentration of business and resources, our local workforce could be affected by the outbreak, which could significantly disrupt our operations or lead to a shutdown of operations in the impacted location.

Our business is subject to cybersecurity risks.

Our operations are increasingly dependent on information technologies and services. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow, and include, among other things, storms and natural disasters, terrorist attacks, utility outages, theft, viruses, phishing, malware, design defects, human error, and complications encountered as existing systems are maintained, repaired, replaced, or upgraded. Risks associated with these threats include, among other things:

●	theft or misappropriation of funds;

●	loss, corruption, or misappropriation of intellectual property, or other proprietary, confidential or personally identifiable information (including customer, supplier, or employee data);

●	disruption or impairment of our and our customers’ business operations and safety procedures;

●	damage to our reputation with our customers and the market;

●	the perception of our products or services as having security vulnerabilities

●	exposure to litigation and legal and regulatory costs;

●	loss or damage to our worksite data delivery systems; and

●	increased costs to prevent, respond to or mitigate cybersecurity events.

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

Our ability to access capital markets or to otherwise obtain sufficient financing may be affected by our senior unsecured debt ratings as provided by major U.S. credit rating agencies. Factors that may impact our credit ratings include debt levels, asset purchases or sales, as well as near-term and long-term growth opportunities and industry conditions. Liquidity, asset quality, cost structure, market diversity, and commodity pricing levels and other factors, including the impact of COVID-19, are also considered by the rating agencies. Our senior unsecured debt has a non-investment grade rating. Further ratings downgrades may impact our cost of capital and ability to access capital markets or other financing sources, any of which could adversely affect our financial condition, results of operations and cash flows.

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

Amounts drawn under the 2018 Revolving Credit Facility bear interest rates in relation to LIBOR. On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. The date has since been extended, with the ICE Benchmark Administration, which administers LIBOR, together with the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announcing plans to consult on ceasing publication of U.S. dollar LIBOR on December 31, 2021 for only the one week and two month U.S. dollar LIBOR tenors, and on June 30, 2023 for all other U.S. dollar LIBOR tenors. The United States Federal Reserve concurrently issued a statement advising banks to stop new US dollar LIBOR issuances by the end of 2021.It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Secured Overnight Financing Rate, calculated with a broad set of short-term repurchase agreements backed by treasury securities. If LIBOR ceases to exist and a generally accepted market replacement is not available, we may need to renegotiate the 2018 Revolving Credit Facility and may not able to do so with terms that are favorable to us. The overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market or the inability to renegotiate the 2018 Revolving Credit Facility with favorable terms could have a material adverse effect on our financial condition, results of operations and cash flows.

We may be subject to changes in tax laws and have additional tax liabilities.

We operate through various subsidiaries in numerous countries throughout the world. Consequently, we are subject to changes in tax laws, treaties or regulations or the interpretation or enforcement thereof in the United States or jurisdictions in which we or any of our subsidiaries operate or are organized.

The Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”) adopted sweeping changes to the U.S. Internal Revenue Code which also could have a material adverse effect on our financial condition and results of operations. In addition to lowering the U.S. corporate income tax rate and numerous other changes, the law imposes more stringent limitations on the deductibility of interest expense and net operating losses, and imposes a type of minimum tax designed to reduce the benefits derived from intercompany transactions and payments that result in base erosion. Tax laws, treaties and regulations are highly complex and subject to interpretation. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. Although the Tax Reform Act has not had a material impact on our financial statements to date, if these tax laws, treaties or regulations change or any tax authority successfully challenges our assessment of the effects of such laws, treaties and regulations in any country, including our operational structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries, this could have a material adverse effect on us, resulting in a higher effective tax rate on our consolidated earnings or a reclassification of the tax impact of our significant corporate restructuring transactions.

Our international operations expose us to compliance obligations and risks under the Foreign Corrupt Practices Act and other applicable anti-corruption laws, and violations of these laws could have a negative impact on our business.

A significant portion of our revenue is derived from operations outside the United States, which exposes us to compliance obligations and risks arising under complex foreign and U.S. regulations, which are inherent in engaging in cross-border business and impact our operations in each of the countries in which we transact business. We are subject to the United States Foreign Corrupt Practices Act (‘‘FCPA’’) and other similar anti-corruption laws, such as the Bermuda Bribery Act (2016), which generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. The SEC and U.S. Department of Justice have continued to focus on enforcement activities with respect to the FCPA. While our employees and agents are required to comply with applicable anti-corruption laws, and we have adopted policies and procedures and related training programs designed to promote and achieve compliance, we cannot ensure that our internal policies, procedures and programs will always protect us from risks associated with unlawful acts carried out by our employees or agents. Violations of these laws may result in significant criminal or civil penalties. The occurrence or allegation of violations may adversely affect our business, financial condition and results of operations.

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

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common shares, par value $0.05 per share, are publicly traded on the New York Stock Exchange (the “NYSE”) under the symbol “NBR”.

On February 19, 2021, the closing price of our common shares as reported on the NYSE was $87.47.

Holders.

At February 19, 2021, there were approximately 1,774 shareholders of record of our common shares.

Dividends.

On February 23, 2021, our Board declared cash dividends of $0.75 per outstanding share of our 6.00% Mandatory Convertible Preferred Shares, Series A, par value $0.001 per share, which will be paid on May 3, 2021, to holders presenting the Preferred Shares for conversion.

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

Issuer Purchases of Equity Securities.

The following table provides information relating to our repurchase of common shares during the three months ended December 31, 2020:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
October 1 - October 31	1	$24.41	—	278,914
November 1 - November 30	—	$38.32	—	278,914
December 1 - December 31	—	$52.46	—	278,914
(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our Amended and Restated 2016 Stock Plan. Each of the Amended and Restated 2016 Stock Plan, the 2003 Employee Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through December 31, 2020, we had repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of December 31, 2020, we had approximately $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares are held by certain of our Bermuda subsidiaries and are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of December 31, 2020, our subsidiaries held 1.1 million of our common shares.

Performance Graph

The following graph illustrates comparisons of five-year cumulative total returns among Nabors, the S&P 500 Index, S&P SmallCap 600 Index, Russell 3000 Index and Dow Jones Oil Equipment and Services Index. We present all these indices. Total return assumes $100 invested on December 31, 2015 in shares of Nabors and in the aforementioned indices noted above assuming reinvestment of dividends at the end of each calendar year, presented in the table below.

Dollars
200
150
100
50
0
2015
2016
2017
2018
2019
2020
Nabors Industries Ltd.
S&P 500 Index
S&P SmallCap 600 Index
Russell 3000 Index
Dow Jones Oil Equipment and Services Index

	As of December 31,
	2015	2016	2017	2018	2019	2020
Nabors Industries Ltd.	100	197	85	26	38	16
S&P 500 Index	100	112	136	130	171	203
S&P SmallCap 600 Index	100	127	143	131	161	179
Russell 3000 Index	100	113	137	129	170	205
Dow Jones Oil Equipment and Services Index	100	127	106	61	66	40

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

	Year Ended December 31,
	2020	2019	2018	2017	2016

Operating Data (1)(2)	(In thousands, except per share amounts and ratio data)
Operating revenues	$2,134,043	$3,043,383	$3,057,619	$2,564,285	$2,227,839
Income (loss) from continuing operations, net of tax	(762,853)	(680,498)	(598,063)	(497,114)	(1,011,244)
Income (loss) from discontinued operations, net of tax	7	(12)	(14,663)	(43,519)	(18,363)
Net income (loss)	(762,846)	(680,510)	(612,726)	(540,633)	(1,029,607)
Less: Net (income) loss attributable to noncontrolling interest	(42,795)	(22,375)	(28,222)	(6,178)	(135)
Net income (loss) attributable to Nabors	(805,641)	(702,885)	(640,948)	(546,811)	(1,029,742)
Less: Preferred stock dividend	(14,611)	(17,244)	(12,305)	—	—
Net income (loss) attributable to Nabors common shareholders	(820,252)	(720,129)	(653,253)	(546,811)	(1,029,742)

Earnings (losses) per share:
Basic from continuing operations	$(118.69)	$(105.39)	$(97.42)	$(87.31)	$(178.80)
Basic from discontinued operations	—	—	(2.19)	(7.75)	(3.32)
Total Basic	$(118.69)	$(105.39)	$(99.61)	$(95.06)	$(182.12)

Diluted from continuing operations	$(118.69)	$(105.39)	$(97.42)	$(87.31)	$(178.80)
Diluted from discontinued operations	—	—	(2.19)	(7.75)	(3.32)
Total Diluted	$(118.69)	$(105.39)	$(99.61)	$(95.06)	$(182.12)

Weighted-average number of common shares outstanding:
Basic	7,059	7,032	6,688	5,613	5,530
Diluted	7,059	7,032	6,688	5,613	5,530

Cash dividends declared per common share	$0.50	$2.00	$12.00	$12.00	$12.00

Capital expenditures and acquisitions of businesses (3)	$189,706	$423,967	$478,435	$769,848	$414,379

	As of December 31,
	2020	2019	2018	2017	2016

Balance Sheet Data (1)(2)	(In thousands, except ratio data)
Cash, cash equivalents and short-term investments	$481,746	$452,496	$481,802	$365,366	$295,202
Working capital	615,996	592,118	761,486	527,860	333,905
Property, plant and equipment, net	3,985,707	4,930,549	5,467,870	6,109,565	6,267,583
Total assets	5,503,428	6,760,658	7,853,944	8,401,984	8,187,015
Long-term debt	2,968,701	3,333,220	3,585,884	4,027,766	3,578,335
Shareholders’ equity	1,151,384	1,982,811	2,700,850	2,911,816	3,247,025

(1)	All periods present the operating activities of most of our wholly owned oil and gas businesses and our previously held equity interests in oil and gas joint ventures in Canada and Colombia as discontinued operations.

(2)	Our acquisitions’ results of operations and financial position have been included beginning on the respective dates of acquisition and include PetroMar Technologies (October 2018), SANAD (December 2017), Tesco (December 2017), and RDS (September 2017). Following consummation of the merger of our Completion & Production Services business with C&J Energy (March 2015), we ceased consolidating that business’s results with our results of operations and began reporting our share of the earnings (losses) of CJES through earnings (losses) from unconsolidated affiliates in our consolidated statements of income (loss). As a result of the CJES Chapter 11 filing, we ceased accounting for our investment in CJES under the equity method of accounting beginning on July 20, 2016.

(3)	Represents capital expenditures and the total purchase price of acquisitions.

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

During 2020, the oil markets experienced unprecedented volatility. The COVID-19 outbreak, and its development into a pandemic, along with policies and actions taken by governments and companies and behaviors of customers around the world, had a significant negative impact on demand for oil. Additionally, production decisions by large oil and natural gas producing countries taken around the start of the pandemic led to increased oil production and supply. These actions drove oil prices down, leading many of our customers to make significant cuts in their activity, which has negatively affected our operating results and cash flow. The Lower-48 rig market began to stabilize during the second half of 2020. We expect measured but steady increases in activity throughout 2021 for the Lower-48 market. Our International markets have also experienced factors and conditions that have led to similar reductions in activity throughout 2020, but the impact has varied considerably from country to country. Activity declined more rapidly in some jurisdictions than others throughout the year. We believe that activity is going to increase modestly throughout 2021, and we have already started to see a return to activity from some of the stricter governmental restrictions in some countries already.

Recent Developments

In January 2020, Nabors completed a private offering of $600.0 million aggregate principal amount of 7.25% senior guaranteed notes due 2026 (the “2026 Notes”) and $400.0 million aggregate principal amount of 7.50% senior guaranteed notes due 2028 (the “2028 Notes” and, together with the 2026 Notes, the “2026/2028 Notes”). 2026/2028 Notes are fully and unconditionally guaranteed by certain of Nabors’ indirect wholly owned subsidiaries (the “2026/2028 Notes Guarantors”). The proceeds from the offering were used primarily to repurchase approximately $952.9 million aggregate principal amount, for a net premium of $2.7 million (excluding accrued interest), of certain of Nabors Delaware’s senior notes in a tender offer (the “January 2020 Tender Offers”). The aggregate principal amounts repurchased in the January 2020 Tender Offers included approximately (i)$407.7 million of Nabors Delaware’s 5.50% senior notes due 2023, (ii) $379.7 million of Nabors Delaware’s 4.625% senior notes due 2021 and (iii) $165.5 million of Nabors Delaware’s 5.10% senior notes due 2023. The remaining proceeds were available for transaction expenses and for general corporate purposes, including the repayment of certain other debt. See Note 10 – Debt to the consolidated financial statements included in Item 8 of the report for additional information regarding the issuance of the 2026/2028 Notes and the January 2020 Tender Offers.

At a special meeting of shareholders held April 20, 2020, our shareholders authorized a reverse stock split (the “Reverse Stock Split”) at a ratio of not less than 1-for-15 and not greater than 1-for-50, with the exact ratio to be set within that range at the sole direction of our Board. On April 20, 2020, the Board set the Reverse Stock Split ratio at 1-

for-50. As a result of the Reverse Stock Split, 50 pre-reverse split common shares were automatically combined into one new common share, without any action on the part of the shareholders. Our authorized number of common shares were also proportionally decreased from 800,000,000 to 16,000,000 common shares. Subsequently, the par value of each common share was proportionally increased from $0.001 to $0.05. In addition, at the special meeting, the shareholders authorized an increase in our common share capital by 100% following the Reverse Stock Split, to $1,600,000, resulting in an increase in the number of authorized shares to 32,000,000. No fractional common shares were issued as a result of the Reverse Stock Split. Any fractional common shares of registered holders resulting from the Reverse Stock Split were rounded up to the nearest whole share. Unless otherwise noted, all share and per share information included in this annual report has been retrospectively adjusted to reflect this Reverse Stock Split.

On May 5, 2020, our Board adopted a shareholder rights plan and declared a dividend of one right (a “Right”) for each outstanding common share to shareholders of record on May 15, 2020. Each Right entitles the holder to purchase from Nabors one one-thousandth of a Series B Junior Participating Preferred Share, par value $0.001 per share (the “Series B Preferred Shares’), of Nabors at a price of $58.08 per one one-thousandth of a Series B Preferred Share, subject to adjustment. The description of the Rights are set forth in a Rights Agreement, dated May 5, 2020 (the “Rights Agreement”), by and between Nabors and Computershare Trust Company, N.A., as Rights Agent. See Note 12 – Shareholders’ Equity in Part II, Item 8.—Financial Statements and Supplementary Data for additional information regarding the shareholder rights plan.

During the fourth quarter of 2020, we entered into a series of public and private exchange transactions (the “2020 Exchanges”) whereby Nabors Delaware exchanged certain aggregate principal amounts of newly issued 6.5% Senior Priority Guaranteed Notes due 2025 (the “6.5% Exchange Notes”) and certain aggregate principal amounts of newly issued 9.0% Senior Priority Guaranteed Notes due 2025 (the “9.0% Exchange Notes,” and collectively, the “Exchange Notes”) in exchange for various series and principal amounts of our and Nabors Delaware’s previously outstanding debt securities. Each series of Exchange Notes was guaranteed by (i) the Company, (ii) each of the 2026/2028 Notes Guarantors and (iii) certain lower tier subsidiaries of the Company that guarantee the Company’s 2018 Revolving Credit Facility but do not guarantee the 2026/2028 Notes (the “Lower Tier Guarantors,” and together with the Company and the 2026/2028 Guarantors, the “Exchange Notes Guarantors”). Nabors Delaware did not receive any cash proceeds from the issuance of the Exchange Notes. The guarantees of the Exchange Notes by the Lower Tier Guarantors are contractually subordinate in right of payment to such subsidiaries’ guarantee of certain senior guaranteed debt, including obligations under our 2018 Revolving Credit Facility.

The 2020 Exchanges collectively resulted in the exchange of $526.8 million aggregate principal amount of various series of existing debt for $50.5 million aggregate principal amount of newly issued 6.5% Exchange Notes and $192.0 million aggregate principal amount of newly issued 9.0% Exchange Notes. See Note 10 – Debt in Part II, Item 8—Financial Statements and Supplementary Data,for additional information regarding the exchange.

In January 2021, Nabors Delaware completed additional exchange transactions whereby (i) $35.0 million aggregate principal amount of its 0.75% Senior Exchangeable Notes due 2024 (the “0.75% Exchangeable Notes”) and (ii) $5.0 million of its 5.75% Senior Notes due 2025 (the “5.75% Senior Notes”) were exchanged for an additional issuance of $26.05 million of 9.0% Exchange Notes.

Financial Results

Comparison of the years ended December 31, 2020 and 2019

Operating revenues in 2020 totaled $2.1 billion, representing a decrease of $909.3 million from 2019. The primary driver was a decrease in U.S. activity in response to the rapid decline in global market conditions as previously discussed. This is evidenced by the 41% decline in average rigs working within our U.S. Drilling operating segment. This market decline led to a decrease in operating revenue across virtually all our operating segments. Our segments where the activity is predominately located in the U.S. experienced a 40% -50% decline in revenue while our International and Canada segments experienced a less dramatic decline in the range of 15%-20%. For a more detailed description of operating results see —Segment Results of Operations, below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $820.3 million for 2020 ($118.69 per diluted share) compared to a net loss from continuing operations attributable to Nabors common shareholders of $720.1 million ($105.39 per diluted share) in 2019, or a $100.1 million increase in the net loss. This increase in the net loss is primarily due to the previously discussed weakened global market conditions, brought about in part by the outbreak of COVID-19, and the resultant unprecedented volatility in the oil markets. These factors led to a significant decline in oil prices resulting from oversupply and demand weakness, which in turn has had a significant impact on our operating results. Also contributing to the higher net loss was a $108.7 million increase in Impairments and other charges taken in 2020 compared to 2019, due in large part to the market conditions experienced during 2020. The $228.3 million of gains realized from the exchange transactions and repurchases of debt, partially offset these items.

General and administrative expenses in 2020 totaled $203.5 million, representing a decrease of $55.2 million, or 21% from 2019. This is reflective of a reduction in workforce and general cost-reduction efforts across our operating segments and our corporate offices due to current industry market conditions.

Research and engineering expenses in 2020 totaled $33.6 million, representing a decrease of $16.8 million, or 33%, from 2019. The decrease is attributable to reductions in staffing levels and other cost control efforts across many of our research and engineering projects and initiatives due to current industry market conditions.

Depreciation and amortization expense in 2020 was $853.7 million, representing a decrease of $22.4 million, or 3%, from 2019. The decrease is primarily due to reduction in rig activity, limited capital expenditures over recent years and the effect of recent impairments and retirements of long-lived assets.

Segment Results of Operations

Our business consists of five reportable segments: U.S. Drilling, Canada Drilling, International Drilling, Drilling Solutions and Rig Technologies.

Management evaluates the performance of our reportable segments using adjusted operating income (loss), which is our segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), (gain)/loss on debt buybacks and exchanges, impairments and other charges and other, net. A reconciliation of adjusted operating income to net income (loss) from continuing operations before income taxes can be found in Note 19—Segment Information in Part II, Item 8. —Financial Statements and Supplementary Data.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Year Ended December 31,		Increase/(Decrease)
	2020	2019	2020 to 2019

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$713,057	$1,240,936	$(527,879)	(43)%
Adjusted operating income (loss) (1)	$(96,176)	$64,313	$(160,489)	(250)%
Average rigs working (2)	67.9	115.3	(47.4)	(41)%

Canada Drilling
Operating revenues	$54,753	$68,274	$(13,521)	(20)%
Adjusted operating income (loss) (1)	$(11,766)	$(14,483)	$2,717	19%
Average rigs working (2)	9.0	10.9	(1.9)	(17)%

International Drilling
Operating revenues	$1,131,673	$1,324,142	$(192,469)	(15)%
Adjusted operating income (loss) (1)	$(56,205)	$(8,903)	$(47,302)	(531)%
Average rigs working (2)	75.7	88.3	(12.6)	(14)%

Drilling Solutions
Operating revenues	$149,834	$252,790	$(102,956)	(41)%
Adjusted operating income (loss) (1)	$6,167	$59,465	$(53,298)	(90)%

Rig Technologies
Operating revenues	$131,555	$260,226	$(128,671)	(49)%
Adjusted operating income (loss) (1)	$(13,481)	$(11,247)	$(2,234)	(20)%
(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 19 – Segment Information to the consolidated financial statements included in Item 8 of the report.

(2)	Represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 average rigs working.

U.S. Drilling

Operating revenues decreased by $527.9 million or 43% in 2020 compared to 2019 primarily due to a significant decrease in activity brought about by the weakened market conditions discussed above. This is reflected by a 41% decrease in the average number of rigs working. The reduction in revenues was partially offset by significant cost reductions, which are also related to the drop in activity.

Canada Drilling

Operating revenues decreased by $13.5 million or 20% in 2020 compared to 2019 primarily due to a decline in activity as a result of the weakened global market conditions. This is reflected by the 19% decline in average rigs working and decreased day rates. However, cost reduction actions more than offset the drop in revenue.

International Drilling

Operating revenues decreased by $192.5 million or 15% in 2020 compared to 2019 primarily due to reduced activity, as reflected by the 14% decrease in the average number of rigs working, as certain countries implemented measures to counter COVID-19. The reduction in revenues was partially offset by significant cost reductions related to the drop in activity.

Drilling Solutions

Operating revenues decreased by $103.0 million or 41% in 2020 compared to 2019 primarily due to the reduced activity across the U.S. as the market softened in response to reduced oil prices and market conditions discussed above. The reduction in activity and operating revenues was partially offset by cost management initiatives mainly focusing on labor and repair and maintenance costs as well as an overall reduction in administrative expenses.

Rig Technologies

Operating revenues decreased $128.7 million or 49% in 2020 compared to 2019 due to the overall decline in activity in the U.S. as mentioned previously. Despite the drop in revenues, this segment enacted significant cost reduction measures to mitigate almost all the impact.

Other Financial Information

Interest expense

Interest expense for 2020 was $206.3 million, representing an increase of $2.0 million, or 1%, compared to 2019. The increase was primarily due to the higher interest rates on the 2026 Notes and the 2028 Notes, which were issued in January 2020, compared to the lower interest rate debt that was repurchased in the January 2020 Tender Offers using the proceeds from that offering.

Gain on debt buybacks and exchanges

Gain on debt buybacks and exchanges was $228.3 million, representing an increase of $216.8 million compared to 2019. Approximately $161.8 million of this amount is due to the debt exchanges completed in the fourth quarter of 2020. The remaining $66.5 million is primarily attributable to open market purchases of debt throughout the year.

Impairments and other charges

Impairments and other charges for 2020 was $410.6 million. The increase was due to the outbreak of COVID-19 and the oil market experiencing unprecedented volatility leading to a significant decline in oil prices resulting from oversupply and demand weakness in early 2020. These charges included impairment charges, and retirement provisions of long-lived assets of $260.5 million comprised of underutilized rigs and drilling-related equipment across all our operating segments. We also recognized $111.4 million in impairments to our remaining goodwill and intangible asset balances in our Drilling Solutions and Rig Technologies operating segments.

Impairments and other charges for 2019 were $301.9 million, which primarily consisted of $203.7 million of impairments to goodwill and intangible assets primarily as the result of a sustained decline in our market capitalization and lower future cash flow projections due to expectations for future commodity prices below previous projections and the resulting impact on the lower demand projections for our products and services within these reporting units. We recognized goodwill impairments for the remaining balances of $75.6 million attributable to our International Drilling operating segment, $52.2 million attributable to our U.S. Drilling operating segment and $28.1 million attributable to the acquisition of 2TD reported within our Rig Technologies operating segment. Additionally, we recognized an impairment of $47.7 million to write off the intangible asset due to uncertainty in commercialization and demand stemming from lower commodity prices and rig counts.

The balance of $98.3 million consisted of impairments and retirement provisions for several tangible and other assets. These assets included some of our older and smaller rigs in our Canada and International Drilling rig fleets of $17.8 million and $17.9 million, respectively, $11.4 reserve for inventory obsolescence in our Rig Technologies segment and $43.2 million in various receivables or other assets impacted by foreign sanctions or other political risk issues, bankruptcies or other financial problems.

Other, net

Other, net for 2020 was $28.6 million of loss, which included foreign currency exchange loss of $13.2 million, net losses on sales and disposals of assets of approximately $12.4 million and an increase in litigation reserves of $4.2 million.

Other, net for 2019 was $33.2 million of expense, which included foreign currency exchange losses of $20.9 million, net losses on sales and disposals of assets of approximately $7.1 million and an increase in litigation reserves of $5.2 million.

Income taxes

Our worldwide income tax expense for 2020 was $57.3 million compared to $91.6 million for 2019. The decrease in tax expense was primarily attributable to a decrease in operating income in the jurisdictions in which we operate, as well as the change in our geographic mix of our pre-tax earnings (losses) . The decrease was partially offset by the gain related to our debt exchange transaction and the resulting utilization of net operating losses.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and cash generated from operations. As of December 31, 2020, we had cash and short-term investments of $481.7 million and working capital of $616.0 million. As of December 31, 2019, we had cash and short-term investments of $452.5 million and working capital of $592.1 million.

At December 31, 2020, we had $672.5 million of borrowings outstanding under the 2018 Revolving Credit Facility, which has a total borrowing capacity of $1.014 billion. The 2018 Revolving Credit Facility requires us to maintain “minimum liquidity” of no less than $160.0 million at all times, and an asset to debt coverage ratio of at least 4.25:1 as of the end of each calendar quarter. Minimum liquidity is defined to mean, generally, a consolidated cash balance consisting of (a) the aggregate amount of unrestricted cash and cash equivalents maintained in a deposit account U.S. or Canadian branch of a commercial bank, plus (b) the lesser of $75 million or an amount equal to 75% of the aggregate amount of unrestricted cash and cash equivalents held in deposit account of a commercial bank outside of the U.S. or Canada, plus (c) available commitments under the 2018 Revolving Credit Facility. The asset to debt coverage ratio applies only during the period which Nabors Delaware fails to maintain an investment grade rating from at least two rating agencies, which was the case as of the date of this report. As of December 31, 2020, we were in compliance with both the minimum liquidity and asset to debt coverage ratio requirements under the 2018 Revolving Credit Facility. We also had $57.6 million of letters of credit outstanding under the 2018 Revolving Credit Facility.

As of the date of this report, we were in compliance with all covenants under the 2018 Revolving Credit Facility. If we fail to perform our obligations under the covenants, the revolving credit commitments under the 2018 Revolving Credit Facility could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. If necessary, we have the ability to manage our covenant compliance by taking certain actions including reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. We expect to remain in compliance with all covenants under the 2018 Revolving Credit Facility during the twelve month period following the date of this report based on our current operational and financial projections. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

Our ability to access capital markets or to otherwise obtain sufficient financing may be affected by our senior unsecured debt ratings as provided by the major credit rating agencies in the United States and our historical ability to access these markets as needed. While there can be no assurances that we will be able to access these markets in the future, we believe that we will be able to access capital markets or otherwise obtain financing in order to satisfy any payment obligation that might arise upon maturity, exchange or purchase of our notes and our debt facilities, loss of availability of our revolving credit facilities and our A/R Agreement (see—Accounts Receivable Sales Agreement, below), and that any cash payment due, in addition to our other cash obligations, would not ultimately have a material adverse impact on our liquidity or financial position. The major U.S. credit rating agencies have previously downgraded our senior unsecured debt rating to non-investment grade. These and any further ratings downgrades could adversely impact our ability to access debt markets in the future, increase the cost of future debt, and potentially require us to post letters of credit for certain obligations. See Part I, Item 1A.—Risk Factors—A downgrade in our credit rating could negatively impact our cost of and ability to access capital markets or other financing sources.

We had 18 letter-of-credit facilities with various banks outstanding as of December 31, 2020. Availability under these facilities was as follows:

December 31,
2020
(In thousands)
Credit available	$630,552
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	114,984
Remaining availability	$515,569

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

Accounts Receivable Sales Agreement

On September 13, 2019, we entered into a $250.0 million accounts receivable sales agreement (the “A/R Agreement”) whereby certain U.S. operating subsidiaries of the Company (collectively, the “Originators”) sold or contributed, and will on an ongoing basis continue to sell or contribute, certain of its domestic trade accounts receivables to a wholly owned, bankruptcy-remote, special purpose entity (the “SPE”). The SPE would in turn, sell, transfer, convey and assign to third-party financial institutions (the “Purchasers”), all the rights, title and interest in and to its pool of eligible receivables. The sale of these receivables qualified for sale accounting treatment in accordance with ASC 860.

The amount available for purchase under the A/R Agreement fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreement is approximately $250.0 million, and the amount of receivables purchased by the Purchasers as of December 31, 2020 was $54.0 million. As of December 31, 2020, the total amount of eligible receivables available for purchase by the Purchasers was $67.0 million. See further details at Note 4 — Accounts Receivable Sale Agreement in Part II, Item 8. —Financial Statements and Supplementary Data.

Future Cash Requirements

Our current cash and investments, projected cash flows from operations, proceeds from equity or debt issuances and our 2018 Revolving Credit Facility are expected to adequately finance our purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for the next 12 months including the $86.5 million outstanding of the 4.625% senior notes due September 2021. However, we can make no assurances that our current operational and financial projections will prove to be correct, especially in light of the effects the COVID-19 pandemic has on oil and natural gas prices and, in turn, our business. A sustained period of highly depressed oil and natural gas prices could have a significant effect on our customers’ capital expenditure spending and therefore our operations, cash flows and liquidity.

Purchase commitments outstanding at December 31, 2020 totaled approximately $110.1 million, primarily for rig-related enhancements, sustaining capital expenditures, operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

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

The following table summarizes our contractual cash obligations as of December 31, 2020:

	Payments due by Period
	Total	< 1 Year		1-3 Years		3-5 Years		More than 5 years

	(In thousands)
Contractual cash obligations:
Long-term debt: (1)
Principal	$3,036,105	$86,500	(2)	$822,361	(3)	$1,177,657	(4)	$949,587	(5)
Interest	794,309	163,434		313,141		224,383		93,351
Operating leases (6)	41,812	10,030		11,775		4,831		15,176
Purchase commitments (7)	110,123	109,138		324		—		661

The table above excludes liabilities for uncertain tax positions totaling $26.7 million as of December 31, 2020 because we are unable to make reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities. Further details on the uncertain tax positions can be found in Note 11—Income Taxes in Part II, Item 8.—Financial Statements and Supplementary Data.

(1)	See Note 10—Debt in Part II, Item 8.—Financial Statements and Supplementary Data.

(2)	Represents the aggregate principal amount of Nabors Delaware’s 4.625% senior notes due September 2021.

(3)	Represents the aggregate principal amount of Nabors Delaware’s 5.50% senior notes due January 2023, our 5.10% senior notes due September 2023 and our 2018 Revolving Credit Facility due October 2023.

(4)	Represents Nabors Delaware’s 0.75% senior exchangeable notes due January 2024, 5.75% senior notes due January 2025, 6.5% senior priority guaranteed notes due February 2025 and 9.0% senior priority guaranteed notes due February 2025.

(5)	Represents our 7.25% senior guaranteed noted due January 2026 and our 7.50% senior guaranteed noted due January 2028.

(6)	See Note 21—Leases in Part II, Item 8.—Financial Statements and Supplementary Data.

(7)	Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction.

During the three months ended December 31, 2020, our Board declared a cash dividend of $0.75 per mandatory convertible preferred share, which was paid on February 1, 2021 to shareholders of record at the close of business on January 15, 2021 in the amount of $3.7 million. During the year ended December 31, 2020, we paid cash dividends totaling $49.6 million. On February 23, 2021, a cash dividend of $0.75 per mandatory convertible preferred share was declared for shareholders which will be paid on May 3, 2021, to holders presenting the Preferred Shares for conversion. See Part II, Item 5.—Market Price of and Dividends on the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity—Dividends.

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our 2020 and 2019 cash flows below.

Operating Activities. Net cash provided by operating activities totaled $349.8 million during 2020, compared to net cash provided of $684.6 million during 2019. Operating cash flows are our primary source of capital and liquidity. The decrease in cash flows from operations is primarily attributable to decreases in activity and margins in our U.S. Drilling operating segment. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are significant factors affecting operating cash flows. Changes in working capital items used $8.4 million in cash flows during 2020 and provided $136.7 million in cash flows during 2019.

Investing Activities. Net cash used for investing activities totaled $165.5 million during 2020 compared to net cash used of $355.9 million in 2019. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During 2020 and 2019, we used cash for capital expenditures totaling $195.5 million and $427.7 million, respectively.

We received $27.4 million in proceeds from insurance claims and sales of assets during 2020 compared to $60.3 million in 2019.

Financing Activities. Net cash used for financing activities totaled $148.0 million during 2020. During 2020, we received net proceeds of $317.2 million in amounts borrowed under our revolving credit facilities, partially offset by a $1.3 billion repayment on our senior notes. Additionally, we paid dividends totaling $22.5 million to our common and preferred shareholders.

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

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries

Nabors Delaware is an indirect, wholly-owned subsidiary of Nabors. Nabors fully and unconditionally guarantees the due and punctual payment of the principal of, premium, if any, and interest on Nabors Delaware’s registered notes, which are its (i) 4.625% Senior Notes due 2021 (the “2021 Notes”), (ii) 5.10% Senior Notes due 2023 (the “2023 Notes”), (iii) 5.50% Senior Notes due 2023 (the “5.50 2023 Notes”) and (iv) 5.75% Senior Notes due 2025 (the “2025 Notes” and, together with the 2021 Notes, the 2023 Notes, the 5.50% 2023 Notes and the 2025 Notes, the “Registered Notes”), and any other obligations of Nabors Delaware under the Registered Notes when and as they become due and payable, whether at maturity, upon redemption, by acceleration or otherwise, if Nabors Delaware is unable to satisfy these obligations. Nabors' guarantee of Nabors Delaware's obligations under the Registered Notes are its unsecured and unsubordinated obligation and have the same ranking with respect to Nabors' indebtedness as the Registered Notes have with respect to Nabors Delaware's indebtedness. In the event that Nabors is required to withhold or deduct on account of any Bermudian taxes due from any payment made under or with respect to its guarantees, subject to certain exceptions, Nabors will pay additional amounts so that the net amount received by each holder of Registered Notes will equal the amount that such holder would have received if the Bermudian taxes had not been required to be withheld or deducted.

The following summarized financial information is included so that separate financial statements of Nabors Delaware are not required to be filed with the SEC. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

In lieu of providing separate financial statements for issuers and guarantors (the “Obligated Group”), we have presented the accompanying supplemental summarized combined balance sheet and income statement information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X that we early adopted effective April 1, 2020.

All significant intercompany items among the Obligated Group have been eliminated in the supplemental summarized combined financial information. The Obligated Group’s investment balances in Subsidiary Non-Guarantors have been excluded from the supplemental combined financial information. Significant intercompany balances and activity for the Obligated Group with other related parties, including Subsidiary Non-Guarantors (referred to as “affiliates”), are presented separately in the accompanying supplemental summarized financial information.

Summarized combined Balance Sheet and Income Statement information for the Obligated Group is as follows (in thousands):

	December 31,
Summarized Combined Balance Sheet Information	2020	2019

Assets
Current Assets	$27,432	$407
Non-Current Assets	415,768	431,540
Noncurrent assets - affiliates	7,226,211	7,782,314
Total Assets	7,669,411	8,214,261

Liabilities and Stockholders' Equity
Current liabilities	71,605	60,409
Noncurrent liabilities	3,086,794	3,369,876
Noncurrent liabilities - affiliates	494,589	242,267
Total Liabilities	3,652,988	3,672,552
Stockholders' Equity	4,016,423	4,541,709
Total Liabilities and Stockholders' Equity	7,669,411	8,214,261

Year Ended
December 31,
Summarized Combined Income Statement Information	2020
Total revenues, earnings (loss) from consolidated affiliates and other income	$(554,953)
Income from continuing operations, net of tax	(581,521)
Dividends on preferred stock	(14,611)
Net income (loss) attributable to Nabors common shareholders	(596,132)

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2021	2022	2023	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$184,675	—	112	1,140	$185,927

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

For a summary of all our significant accounting policies, see Note 2—Summary of Significant Accounting Policies in Part II, Item 8.—Financial Statements and Supplementary Data.

Depreciation of Property, Plant and Equipment. The drilling and drilling services industries are very capital intensive. Property, plant and equipment represented 72% of our total assets as of December 31, 2020, and depreciation and amortization constituted 30% of our total costs and other deductions in 2020.

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

There have been no factors related to the performance of our portfolio of assets, changes in technology or other factors indicating that these estimates do not continue to be appropriate. Accordingly, for the years ended December 31, 2020, 2019 and 2018, no significant changes have been made to the depreciation rates applied to property, plant and equipment, the underlying assumptions related to estimates of depreciation, or the methodology applied. However, certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management’s assumptions regarding our ability to realize the return on our investment in operating assets and therefore affect the useful lives and salvage values of our assets.

Impairment of Long-Lived Assets. As discussed above, the drilling and drilling services industries are very capital intensive. We review our assets for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the estimated undiscounted future cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to the extent the carrying amount of the long-lived asset exceeds its estimated fair value determined utilizing either a discounted cash flows or market approach model. Management considers a number of factors such as estimated future cash flows from the assets, appraisals and current market value analysis in determining fair value. The determination of future cash flows requires the estimation of utilization, dayrates, operating margins, sustaining capital and remaining economic life. Such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry. The appraisals require estimation based on location, working status, asset condition and market conditions. Significant and unanticipated changes to the assumptions could result in future impairments. A significantly prolonged period of lower oil and natural gas prices could continue to adversely affect the demand for and prices of our services, which could result in future impairment charges. As the determination of whether impairment charges should be recorded on our long-lived assets is subject to significant management judgment, and an impairment of these assets could result in a material charge on our consolidated statements of income (loss), management believes that accounting estimates related to impairment of long-lived assets are critical.

Assumptions in the determination of future cash flows are made with the involvement of management personnel at the operational level where the most specific knowledge of market conditions and other operating factors exists. For 2020, 2019 and 2018, no significant changes have been made to the methodology utilized to determine future cash flows.

For an asset classified as held for sale, we consider the asset impaired when its carrying amount exceeds fair value less its cost to sell. Fair value is determined by calculating the expected sales price less any costs to sell.

Impairment of Goodwill and Intangible Assets. We review goodwill and intangible assets with indefinite lives for impairment annually during the second quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of such goodwill and intangible assets may exceed their fair value. We perform our impairment tests for goodwill for all our reporting units within our reportable segments. Our business consists of U.S. Drilling, Canada Drilling, International Drilling, Drilling Solutions and Rig Technologies reportable segments. Our Rig Technologies reportable segment includes our Canrig, RDS and 2TD reporting units. We initially assess goodwill for impairment based on qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one of our reporting units is greater than its carrying amount. If the carrying amount exceeds the fair value, an impairment charge will be recognized in an amount equal to the excess; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Due to industry conditions and the corresponding impact on future expectations of demand for our products and services, including the effect on our stock price, we determined a triggering event had occurred and performed a quantitative impairment assessment of our goodwill as of March 31, 2020. Based on the results of our goodwill test performed in the first quarter of 2020, we recognized additional impairment charges to write off the remaining goodwill balances attributable to our Drilling Solutions and Rig Technologies operating segments of $11.4 million and $16.4 million, respectively in the quarter ended March 31, 2020.

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

Audit claims of approximately $20.4 million attributable to income tax have been assessed against us. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

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

Accidents may occur, we may be unable to obtain desired contractual indemnities, and our insurance may prove inadequate in certain cases. There is no assurance that our insurance or indemnification agreements will adequately protect us against liability from all the consequences of the hazards described above. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of a deductible or self-insured retention.

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

During 2020, 2019 and 2018, no significant changes were made to the methodology used to estimate insurance reserves. For purposes of earnings sensitivity analysis, if the December 31, 2020 reserves were adjusted by 10%, total costs and other deductions would change by $12.3 million, or .44%.

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

Foreign Currency Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign exchange rate risk and foreign currency devaluation risk. The most significant exposures arise in connection with our operations in Argentina, Russia and Canada, which usually are substantially unhedged.

At various times, we utilize local currency borrowings (foreign currency denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate. A hypothetical 10% increase in the value of all our foreign currencies relative to the U.S. dollar as of December 31, 2020 would result in a $5.7 million increase in the fair value of our net monetary liabilities denominated in currencies other than U.S. dollars.

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

Interest Rate and Marketable and Non-marketable Security Price Risk. Our financial instruments that are potentially sensitive to changes in interest rates include our floating rate debt instruments (our 2018 Revolving Credit Facility), our fixed rate debt securities comprised of our 4.625%, 5.50%, 5.10% and 5.75% senior notes, 0.75% senior exchangeable notes, 7.25% and 7.50% senior guaranteed notes, 6.50% and 9.00% senior priority guaranteed notes, our investments in debt securities (including corporate and mortgage-CMO debt securities) and our investments in overseas funds that invest primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed and mortgage-backed securities, global structured-asset securitizations, whole-loan mortgages and participations in whole loans and whole-loan mortgages), which are classified as long-term investments.

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

Fair Value of Financial Instruments. The fair value of our fixed rate long-term debt and revolving credit facilities is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	As of December 31,
		2020			2019
	Effective			Effective
	Interest	Carrying	Fair	Interest	Carrying	Fair
	Rate	Value	Value	Rate	Value	Value

	(In thousands)
5.00% senior notes due September 2020	—%	$—	$—	5.44%	$282,046	$284,907
4.625% senior notes due September 2021	5.65%	86,329	78,862	4.76%	634,588	632,516
5.50% senior notes due January 2023	5.85%	28,443	18,768	5.90%	501,003	483,834
5.10% senior notes due September 2023	5.32%	121,077	78,435	5.24%	336,810	303,860
0.75% senior exchangeable notes due January 2024	6.06%	279,700	169,458	5.97%	472,603	431,503
5.75% senior notes due February 2025	6.01%	610,818	318,871	6.01%	781,502	705,040
6.50% senior priority guaranteed notes due February 2025	6.50%	50,485	44,059	—%	—	—
9.00% senior priority guaranteed notes due February 2025	9.00%	192,032	185,221	—%	—	—
7.25% senior guaranteed notes due January 2026	7.51%	559,978	396,106	—%	—	—
7.50% senior guaranteed notes due January 2028	7.69%	389,609	267,369	—%	—	—
2012 revolving credit facility	—%	—	—	3.71%	355,000	355,000
2018 revolving credit facility	3.53%	672,500	672,500	—%	—	—
		2,990,971	$2,229,649		3,363,552	$3,196,660
Less: deferred financing costs		22,270			30,332
		$2,968,701			$3,333,220

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments. Our short-term investments as of December 31, 2020 and 2019 were carried at fair market value and totaled $9.5 million and $16.5 million, respectfully.

Our investments in debt securities and a portion of our long-term investments are sensitive to changes in interest rates. Additionally, our investment portfolio of debt and equity securities, which are carried at fair value, exposes us to price risk. A hypothetical 10% decrease in the market prices for all securities as of December 31, 2020 would decrease the fair value of our marketable securities by $1.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nabors Industries Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessments of Property, Plant and Equipment, Net within the U.S., International and Canada Drilling Segments

As described in Note 3 and Note 8 to the consolidated financial statements, the Company had a consolidated property, plant and equipment, net balance of $3,986 million as of December 31, 2020. During the year ended December 31, 2020, the Company recorded consolidated impairment and other charges of $87 million within the US Drilling segment and $117 million within the International Drilling segment, which primarily related to property, plant and equipment, net. As disclosed by management, management reviews assets for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the estimated undiscounted future cash flows are not sufficient to support the asset’s recorded value, an impairment charge is recognized to the extent the carrying amount of the long-lived asset exceeds its estimated fair value determined utilizing either discounted cash flows or a market approach model. Management considers a number of factors such as estimated future cash flows from the assets, appraisals and current market value analysis in determining fair value. The determination of future cash flows requires the estimation of utilization, dayrates, operating margins, sustaining capital and remaining economic life. The appraisals require estimation based on location, working status, asset condition and market conditions.

The principal considerations for our determination that performing procedures relating to the impairment assessments of property, plant and equipment, net within the U.S., International, and Canada Drilling segments is a critical audit matter are (i) the significant judgment by management when determining the estimated fair value for individual components within asset groups, which in turn led to (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to asset condition and market conditions, which vary by the individual components within asset groups for the related impairment assessments, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments of property, plant and equipment, net within the U.S., International and Canada Drilling segments, including controls over the estimated fair value. These procedures also included, among others, (i) testing management’s process for determining the fair value estimates; (ii) testing the completeness, accuracy, and relevance of underlying data used in the models; and (iii) evaluating the reasonableness of significant assumptions used by management related to asset condition and market conditions, which vary by individual components within asset groups for the related impairment assessments. Evaluating management’s assumptions related to asset condition involved evaluating whether the assumptions used by management were reasonable considering (i) the consistency with operating and fixed asset records and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the fair value model and the reasonableness of market conditions for individual components within asset groups in which appraisals were obtained.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 24, 2021

We have served as the Company’s auditor since 1987.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$472,246	$435,990
Short-term investments	9,500	16,506
Accounts receivable, net	362,977	453,042
Inventory, net	160,585	176,341
Assets held for sale	16,562	2,530
Other current assets	109,595	164,257
Total current assets	1,131,465	1,248,666
Property, plant and equipment, net	3,985,707	4,930,549
Goodwill	—	28,380
Deferred income taxes	247,171	305,844
Other long-term assets	139,085	247,219
Total assets (1)	$5,503,428	$6,760,658
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$220,922	$295,159
Accrued liabilities	276,085	333,282
Income taxes payable	10,157	14,628
Current lease liabilities	8,305	13,479
Total current liabilities	515,469	656,548
Long-term debt	2,968,701	3,333,220
Other long-term liabilities	318,034	292,184
Deferred income taxes	1,576	3,149
Total liabilities (1)	3,803,780	4,285,101
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest in subsidiary (Note 13)	442,840	425,392

Shareholders’ equity:
Preferred shares, par value $0.001 per share:
Series A 6% Cumulative Mandatory Convertible; $50 per share liquidation preference; outstanding 4,870 and 5,613, respectively	5	6
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 8,383 and 8,324, respectively	419	416
Capital in excess of par value	3,423,935	3,412,972
Accumulated other comprehensive income (loss)	(11,124)	(11,788)
Retained earnings (accumulated deficit)	(946,100)	(104,775)
Less: treasury shares, at cost, 1,090 and 1,056 common shares, respectively	(1,315,751)	(1,314,020)
Total shareholders’ equity	1,151,384	1,982,811
Noncontrolling interest	105,424	67,354
Total equity	1,256,808	2,050,165
Total liabilities and equity	$5,503,428	$6,760,658

_____________________________

(1)	The consolidated balance sheets include assets and liabilities of consolidated joint ventures. See Note 13—Joint Ventures for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2020	2019	2018

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$2,134,043	$3,043,383	$3,057,619
Earnings (losses) from unconsolidated affiliates	—	(5)	1
Investment income (loss)	1,438	10,218	(9,499)
Total revenues and other income	2,135,481	3,053,596	3,048,121

Costs and other deductions:
Direct costs	1,333,072	1,929,331	1,976,974
General and administrative expenses	203,515	258,731	265,822
Research and engineering	33,564	50,359	56,147
Depreciation and amortization	853,699	876,091	866,870
Interest expense	206,274	204,311	227,124
(Gain)/loss on debt buybacks and exchanges	(228,274)	(11,468)	5,268
Impairments and other charges	410,631	301,939	139,178
Other, net	28,567	33,224	29,532
Total costs and other deductions	2,841,048	3,642,518	3,566,915
Income (loss) from continuing operations before income taxes	(705,567)	(588,922)	(518,794)
Income tax expense (benefit):
Current	(7,430)	55,625	2,388
Deferred	64,716	35,951	76,881
Total income tax expense (benefit)	57,286	91,576	79,269
Income (loss) from continuing operations, net of tax	(762,853)	(680,498)	(598,063)
Income (loss) from discontinued operations, net of tax	7	(12)	(14,663)
Net income (loss)	(762,846)	(680,510)	(612,726)
Less: Net (income) loss attributable to noncontrolling interest	(42,795)	(22,375)	(28,222)
Net income (loss) attributable to Nabors	$(805,641)	$(702,885)	$(640,948)
Less: Preferred stock dividend	(14,611)	(17,244)	(12,305)
Net income (loss) attributable to Nabors common shareholders	$(820,252)	$(720,129)	$(653,253)

Amounts attributable to Nabors common shareholders:
Net income (loss) from continuing operations	$(820,259)	$(720,117)	$(638,590)
Net income (loss) from discontinued operations	7	(12)	(14,663)
Net income (loss) attributable to Nabors common shareholders	$(820,252)	$(720,129)	$(653,253)

Earnings (losses) per share:
Basic from continuing operations	$(118.69)	$(105.39)	$(97.42)
Basic from discontinued operations	—	—	(2.19)
Total Basic	$(118.69)	$(105.39)	$(99.61)
Diluted from continuing operations	$(118.69)	$(105.39)	$(97.42)
Diluted from discontinued operations	—	—	(2.19)
Total Diluted	$(118.69)	$(105.39)	$(99.61)
Weighted-average number of common shares outstanding:
Basic	7,059	7,032	6,688
Diluted	7,059	7,032	6,688

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Net income (loss) attributable to Nabors	$(805,641)	$(702,885)	$(640,948)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	435	16,943	(31,962)
Pension liability amortization and adjustment	210	217	216
Unrealized gains (losses) and amortization on cash flow hedges	160	567	567
Adoption of ASU No. 2016-01	—	—	(9,144)
Other comprehensive income (loss), before tax	805	17,727	(40,323)
Income tax expense (benefit) related to items of other comprehensive income (loss)	141	190	187
Other comprehensive income (loss), net of tax	664	17,537	(40,510)
Comprehensive income (loss) attributable to Nabors	(804,977)	(685,348)	(681,458)
Net income (loss) attributable to noncontrolling interest	42,795	22,375	28,222
Translation adjustment attributable to noncontrolling interest	—	55	(251)
Comprehensive income (loss) attributable to noncontrolling interest	42,795	22,430	27,971
Comprehensive income (loss)	$(762,182)	$(662,918)	$(653,487)

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(762,846)	$(680,510)	$(612,726)
Adjustments to net income (loss):
Depreciation and amortization	853,697	876,103	868,509
Deferred income tax expense (benefit)	64,717	35,894	71,579
Impairments and other charges	318,582	213,404	62,578
Amortization of debt discount and deferred financing costs	31,238	30,931	32,213
Losses (gains) on debt buyback	(228,274)	(11,468)	5,268
Losses (gains) on long-lived assets, net	64,365	40,346	95,741
Losses (gains) on investments, net	4,286	(1,257)	14,195
Provision (recovery) of bad debt	18,194	20,626	1,285
Share-based compensation	24,638	24,660	26,396
Foreign currency transaction losses (gains), net	13,133	20,876	4,235
Noncontrolling interest	(42,795)	(22,375)	(28,222)
Equity in (earnings) losses from unconsolidated affiliates, net of dividends	—	5	164
Other	(770)	667	720
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	67,502	276,685	(66,486)
Inventory	6,188	(18,695)	(13,981)
Other current assets	38,672	5,157	31,770
Other long-term assets	20,830	13,106	11,717
Trade accounts payable and accrued liabilities	(142,826)	(142,857)	(76,561)
Income taxes payable	(933)	(4,857)	(41,939)
Other long-term liabilities	2,163	8,117	(60,682)
Net cash provided by (used for) operating activities	349,761	684,558	325,773
Cash flows from investing activities:
Purchases of investments	(91)	(4,323)	(676)
Sales and maturities of investments	2,760	18,849	4,287
Cash paid for acquisition of businesses, net of cash acquired	—	(2,929)	(20,859)
Capital expenditures	(195,523)	(427,741)	(458,938)
Proceeds from sales of assets and insurance claims	27,397	60,288	109,098
Net cash (used for) provided by investing activities	(165,457)	(355,856)	(367,088)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,000,000	—	800,000
Reduction in long-term debt	(1,394,043)	(455,360)	(878,278)
Debt issuance costs	(28,112)	(1,767)	(21,277)
Proceeds from revolving credit facilities	1,552,500	1,050,000	1,135,000
Reduction in revolving credit facilities	(1,235,000)	(865,000)	(1,475,000)
Proceeds from (payment for) commercial paper	—	—	(40,000)
Proceeds from (payments for) short-term borrowings	—	(561)	380
Proceeds from issuance of common shares, net of issuance costs	—	—	301,404
Proceeds from issuance of preferred stock, net of issuance costs	—	—	277,927
Repurchase of common and preferred shares	(1,731)	—	—
Dividends to common and preferred shareholders	(22,538)	(49,583)	(87,098)
Redeemable noncontrolling interest contribution	—	—	156,935
Distributions to noncontrolling interest	(5,083)	(4,552)	(5,452)
Other	(13,994)	(4,750)	(8,912)
Net cash (used for) provided by financing activities	(148,001)	(331,573)	155,629
Effect of exchange rate changes on cash and cash equivalents	(3,061)	(6,171)	(5,263)
Net increase (decrease) in cash and cash equivalents and restricted cash	33,242	(9,042)	109,051
Cash and cash equivalents and restricted cash, beginning of period	442,038	451,080	342,029
Cash and cash equivalents and restricted cash, end of period	$475,280	$442,038	$451,080

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	435,990	447,766	336,997
Restricted cash, beginning of period	6,048	3,314	5,032
Cash and cash equivalents and restricted cash, beginning of period	$442,038	$451,080	$342,029

Cash and cash equivalents, end of period	472,246	435,990	447,766
Restricted cash, end of period	3,034	6,048	3,314
Cash and cash equivalents and restricted cash, end of period	$475,280	$442,038	$451,080

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Mandatory Convertible				Capital	Accumulated	Retained
	Preferred Shares		Common Shares		in Excess	Other	Earnings		Non-
		Par		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands)	Shares	Value	Shares	Value	Value	Income	Deficit)	Shares	Interest	Equity
As of December 31, 2017	—	—	367,510	368	2,791,129	11,185	1,423,154	(1,314,020)	26,957	2,938,773
Net income (loss)	—	—	—	—	—	—	(640,948)	—	28,222	(612,726)
Dividends declared to common shareholders ($12.00 per share)	—	—	—	—	—	—	(82,973)	—	—	(82,973)
Dividends declared to preferred shareholders ($2.14 per share)	—	—	—	—	—	—	(12,305)	—	—	(12,305)
Common share issuance	—	—	40,250	40	301,363	—	—	—	—	301,403
Convertible preferred share issuance	5,750	6	—	—	277,921	—	—	—	—	277,927
Other comprehensive income (loss), net of tax	—	—	—	—	—	(40,510)	—	—	(251)	(40,761)
Share-based compensation	—	—	—	—	26,396	—	—	—	—	26,396
Adoption of ASU No. 2016-01	—	—	—	—	—	—	9,144	—	—	9,144
Adoption of ASU No. 2016-16	—	—	—	—	—	—	(34,132)	—	—	(34,132)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(5,452)	(5,452)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(11,098)	—	—	(11,098)
Other	—	—	1,892	2	(3,872)	—	—	—	—	(3,870)
As of December 31, 2018	5,750	6	409,652	410	3,392,937	(29,325)	650,842	(1,314,020)	49,476	2,750,326
Net income (loss)	—	—	—	—	—	—	(702,885)	—	22,375	(680,510)
Dividends declared to common shareholders ($2.00 per share)	—	—	—	—	—	—	(14,953)	—	—	(14,953)
Dividends declared to preferred shareholders ($3.00 per share)	—	—	—	—	—	—	(17,245)	—	—	(17,245)
Other comprehensive income (loss), net of tax	—	—	—	—	—	17,537	—	—	55	17,592
Share-based compensation	—	—	—	—	24,659	—	—	—	—	24,659
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(4,552)	(4,552)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(20,534)	—	—	(20,534)
Other	(137)	—	6,546	6	(4,624)	—	—	—	—	(4,618)
As of December 31, 2019	5,613	6	416,198	416	3,412,972	(11,788)	(104,775)	(1,314,020)	67,354	2,050,165
Net income (loss)	—	—	—	—	—	—	(805,641)	—	42,795	(762,846)
Dividends declared to common shareholders ($0.50 per share)	—	—	—	—	—	—	(3,632)	—	—	(3,632)
Dividends declared to preferred shareholders ($3.00 per share)	—	—	—	—	—	—	(14,610)	—	—	(14,610)
Repurchase of shares	(743)	(1)	—	—	(12,127)	—	—	(1,731)	—	(13,859)
Other comprehensive income (loss), net of tax	—	—	—	—	—	664	—	—	—	664
Share-based compensation	—	—	—	—	24,638	—	—	—	—	24,638
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(5,082)	(5,082)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(17,442)	—	—	(17,442)
Other	—	—	(407,815)	3	(1,548)	—	—	—	357	(1,188)
As of December 31, 2020	4,870	$5	8,383	$419	$3,423,935	$(11,124)	$(946,100)	$(1,315,751)	$105,424	$1,256,808

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

Our business is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies. These services and technologies include tubular running services, wellbore placement solutions, directional drilling, measurement-while-drilling (“MWD”), logging-while-drilling (“LWD”) systems and services, equipment manufacturing, rig instrumentation and drilling optimization software.

The outbreak of the novel coronavirus (“COVID-19”), together with actions by large oil and natural gas producing countries, led to decreases in commodity prices, specifically oil and natural gas prices, resulting from oversupply and demand weakness. These price decreases caused significant disruptions and volatility in the global marketplace during 2020. Lower prices and the resulting weakness in demand for our services, negatively affected our results of operations and cash flows and uncertainty remains regarding the length and impact of COVID-19 on the energy industry and the outlook for our business.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average costs methods and includes the cost of materials, labor and manufacturing overhead. Inventory, which is net of reserves of $23.5 million and $35.0 million as of December 31, 2020 and 2019, respectively, included the following:

	December 31,
	2020	2019

	(In thousands)
Raw materials	$133,424	$130,414
Work-in-progress	3,452	5,498
Finished goods	23,709	40,429
	$160,585	$176,341

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

Goodwill

We have historically reviewed goodwill for impairment annually during the second quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying amount of such goodwill and intangible assets may exceed their fair value. We initially assess goodwill for impairment based on qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one of our reporting units is greater than its carrying amount. If the carrying amount exceeds the fair value, an impairment charge will be recognized in an amount equal to the excess; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

Another factor in determining whether impairment has occurred is the relationship between our market capitalization and our book value. As part of our annual review, we compared the sum of our reporting units’ estimated fair value, which included the estimated fair value of non-operating assets and liabilities, less debt, to our market capitalization and assessed the reasonableness of our estimated fair value. Any of the above-mentioned factors may cause us to re-evaluate goodwill during any quarter throughout the year. Due to industry conditions that existed at March 31, 2020 and the corresponding impact on future expectations of demand for our products and services, including the effect on our stock price, we determined a triggering event had occurred and performed a quantitative impairment assessment of our goodwill.

The change in the carrying amount of goodwill for our segments for the years ended December 31, 2020 and 2019 was as follows:

		Acquisitions
		and
	Balance at	Purchase	Disposals		Cumulative		Balance at
	December 31,	Price	and		Translation	Other	December 31,
	2018	Adjustments	Impairments		Adjustment	Adjustments	2019

	(In thousands)
U.S. Drilling	$50,149	$—	$(52,203)	(1)	$—	$2,054	$—
International Drilling	75,634	—	(75,634)	(1)	—	—	—
Drilling Solutions	11,436	—	—		—	—	11,436
Rig Technologies	46,695	—	(28,136)	(1)	439	(2,054)	16,944
Total	$183,914	$—	$(155,973)		$439	$—	$28,380

		Acquisitions
		and
	Balance at	Purchase	Disposals		Cumulative		Balance at
	December 31,	Price	and		Translation	Other	December 31,
	2019	Adjustments	Impairments		Adjustment	Adjustment	2020

	(In thousands)
Drilling Solutions	$11,436	$—	$(11,436)	(2)	$—	—	$—
Rig Technologies	16,944	—	(16,362)	(2)	(582)	—	—
Total	$28,380	$—	$(27,798)		$(582)	$—	$—
(1)	We determined the carrying value of some of our reporting units exceeded their fair value in 2019. As such, we recognized a goodwill impairment of $156.0 million. See Note 3—Impairments and Other Charges.
(2)	Due to industry conditions that existed at March 31, 2020, we performed a quantitative impairment assessment of goodwill. Based on the results, we recognized a goodwill impairment of $27.8 million. See Note 3

—Impairments and Other Charges.

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

Recent Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed accounting requirements for the recognition of credit losses from an incurred or probable impairment methodology to a current expected credit losses (CECL) methodology. The guidance is effective for interim and annual periods beginning after December 15, 2019. The guidance has been applied using the modified retrospective method with a cumulative effect adjustment to beginning retained earnings. Trade receivables (including the allowance for credit losses) are the only financial instrument in scope for ASU 2016-13 currently held by the Company. The adoption of this guidance as of the beginning of 2020 did not have a material impact on our consolidated financial statements.

Note 3 Impairments and Other Charges

The components of impairments and other charges are provided below:

	Year Ended December 31,
	2020	2019	2018
Impairments and Other Charges
Goodwill impairments	$27,798	155,973	—
Intangible asset impairment	83,624	47,731	—
US Drilling	87,333	—	35,057
Canada Drilling	—	17,818	—
International Drilling	117,113	17,927	75,751
Drilling Solutions	28,624	—	—
Rig Technologies	2,936	7,823	14,047
Oil and gas related assets	24,543	—	—
Severance and transaction related costs	19,070	11,447	14,323
Other assets	19,590	43,220	—
Total	$410,631	$301,939	$139,178

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

For the year ended December 31, 2020

Goodwill impairments

We have historically performed our annual goodwill impairment test during the second quarter of each year. In addition to our annual impairment test, we are required to regularly assess whether a triggering event has occurred which would require interim impairment testing. Due to industry conditions during the first quarter of 2020 and the corresponding impact on future expectations of demand for our products and services, including the effect on our stock price, we determined a triggering event had occurred and performed a quantitative impairment assessment of our goodwill. Based on the results of our goodwill test performed, we recognized impairment charges to write off the remaining goodwill balances attributable to our Drilling Solutions and Rig Technologies operating segments of $11.4 million and $16.4 million, respectively.

Intangible asset impairments

We also reviewed our intangible assets for impairment in the first quarter of 2020 as a result of the industry conditions. The fair value of our intangible assets are determined using discounted cash flow models. Based on our updated projections of future cash flows, the fair value of our intangible assets did not support the carrying value. As such, we recognized an impairment of $83.6 million to write off all remaining intangible assets attributable to our Drilling Solutions and Rig Technologies operating segments.

US Drilling

Due to the sharp decline in activity in the US in the first part of the year, we recorded impairments of $33.3 million and functionally retired $54.0 million of our lower specification rigs in the Lower 48 and Alaska markets totaling approximately $87.3 million. We determined that the assets were either functionally obsolete, would be no longer used, or the carrying value was not fully recoverable and was in excess of its fair value.

International Drilling

We impaired $30.5 million and wrote down or retired $86.6 million totaling $117.1 million during 2020, which represented most of our rig and drilling-related equipment in several international markets which have been impacted by current market conditions and other factors, including Venezuela, Iraq, Algeria and certain offshore markets in the eastern hemisphere. Due to our lack of work in these markets and limited visibility to any possibility of further work, we have taken steps to exit or relocate these assets to other markets, or in some cases, to retire, sell or otherwise dispose of these assets.

Drilling Solutions

We impaired or retired $28.6 million of fixed assets, equipment and inventory in our Drilling Solutions segment as a result of the significant decline in utilization experienced over the first half of the year. We determined that the assets were either functionally obsolete, would be no longer used, or the carrying value was not fully recoverable and was in excess of its fair value.

Rig Technologies

As a result of our periodic analysis on inventories for our Rig Technologies segment, we recorded a $2.9 million provision for obsolescence.

Oil & gas related assets

During 2020, we recognized an impairment of $24.5 million to various assets related to our retained interest in the oil and gas properties located on the North Slope of Alaska.

Severance and transaction related costs

During 2020, we recognized charges of $19.1 million due to severance and other related costs incurred to right-size our cost structure.

Other assets

We wrote down or provided for $19.6 million of certain other assets including receivables related to our operations. The charges were primarily attributable to markets which have been adversely impacted by foreign sanctions or other political risk issues as well as bankruptcies or other financial problems.

For the year ended December 31, 2019

Goodwill impairments

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

Intangible asset impairments

During the fourth quarter of 2019, we also determined the fair value of our rotary steerable tools in-process research and development intangible asset associated with our acquisition of 2TD was less than the current book value. As such, we recognized an impairment of $47.7 million to write off the intangible asset due to uncertainty in commercialization and demand stemming from lower commodity prices and rig counts.

Canada

As a result of the extended period of reduced demand for some of our legacy asset classes, we retired some of our rigs within the Canada drilling segment, which totaled approximately $17.8 million.

International Drilling

During 2019, we retired some of our rigs resulting in a loss of $15.4 million. In addition, we recorded impairments totaling $2.5 million comprised of underutilized offshore platform rigs. These impairments resulted from lack of future contractual opportunities on specific rigs as a result of current market conditions across certain geographic regions.

Rig Technologies

As a result of our periodic analysis on inventories for our Rig Technologies segment, we recorded a $7.8 million provision for obsolescence.

Severance and transaction related costs

During 2019, we recognized charges of $11.4 million due to severance and other related costs incurred to right-size our cost structure.

Other assets

During 2019, we recorded provisions aggregating to $43.2 million for certain assets, including receivables related to our international activities. The provisions were attributable to a number of foreign countries, which have been adversely impacted by foreign sanctions or other political risk issues, bankruptcies or other financial problems.

For the year ended December 31, 2018

US Drilling

As a result of a decline in oil and gas prices in the fourth quarter and the extended period of reduced demand for some of our legacy asset groups, we retired 13 of or remaining SCR rigs for a loss of $14.6 million. Additionally, we recorded impairments of $20.5 million for underutilized rigs.

International Drilling

During 2018, we recognized a loss of $64.7 million on the sale of three offshore drilling rigs and eight workover rigs. In addition, impairments of $11.1 million were deemed necessary due to lack of future contractual opportunities on specific rigs as a result of a change in market conditions across certain geographic regions.

Rig Technologies

As a result of our periodic analysis on inventories for our Rig Technologies segment, we recorded a $14.0 million provision for obsolescence.

Severance and transaction related costs

During 2018, we incurred $14.3 million in transaction related costs, including professional fees, severances, facility closure costs and other cost rationalization items, primarily in connection with the acquisition of Tesco.

Note 4 Accounts Receivable Sales Agreement

On September 13, 2019, we entered into a $250.0 million accounts receivable sales agreement (the “A/R Agreement”) whereby certain U.S. operating subsidiaries of the Company (collectively, the “Originators”), sold or contributed, and will on an ongoing basis continue to sell or contribute, certain of their domestic trade accounts receivables to a wholly owned, bankruptcy-remote, special purpose entity (the “SPE” and “Seller”). The SPE would in turn, sell, transfer, convey and assign to third-party financial institutions (the “Purchasers”), all the rights, title and interest in and to its pool of eligible receivables. The sale of these receivables qualified for sale accounting treatment in accordance with ASC 860. During the period of this program, cash receipts from the Purchasers at the time of the sale were classified as operating activities in our consolidated statement of cash flows. Subsequent collections on the pledged receivables, which were not sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection.

Nabors Delaware and/or another subsidiary of Nabors acts as servicers of the sold receivables. The servicers administer, collect and otherwise enforce these receivables and are compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. The servicers initially receive payments made by obligors on the receivables, then remit those payments in accordance with the Receivables Purchase Agreement. The servicers and the Originators have contingent indemnification obligations to the SPE, and the SPE has contingent indemnification obligations to the Purchasers, in each case customary for transactions of this type. These contingent indemnification obligations are guaranteed by the Company pursuant to an Indemnification Guarantee in favor of the Purchasers. The Purchasers have no recourse for receivables that are uncollectible as a result of the insolvency or inability to pay of the account debtors.

The maximum purchase commitment of the Purchasers under the A/R Agreement is $250.0 million. The amount available for sale to the Purchasers under the A/R Agreement fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of December 31, 2020, the total amount of eligible receivables available for purchase by the Purchasers was $67.0 million, of which $54.0 million had been sold to the Purchasers. Trade accounts receivable sold by the SPE to the Purchasers are derecognized from our condensed consolidated balance sheet. The fair value of the sold receivables approximated book value due to the short-term nature of the receivables and, as a result, no gain or loss on the sale of the receivables was recorded. Trade receivables pledged by the SPE as collateral to the Purchasers (excluding receivables sold to the Purchasers) totaled $63.1 million as of December 31, 2020 and are included in accounts receivable, net in our condensed consolidated balance sheet. The assets of the SPE cannot be used by the Company for general corporate purposes. Additionally, creditors of the SPE do not have recourse to assets of the Company (other than assets of the SPE).

Note 5 Acquisitions

2018 Acquisitions

On October 3, 2018, we purchased PetroMar Technologies, a developer and operator of LWD downhole tools focusing on high-value formation data to facilitate completion optimization particularly in unconventional reservoirs. The tools complement our existing wellbore placement capabilities and is included in our Drilling Solutions operating segment. Under the terms of the transaction, we paid an initial purchase price of $25.0 million. We may also be required to make future payments that are contingent upon the future financial performance of this operation. As part of our purchase price allocation, we recorded intangible assets of $36.2 million ($13.7 million of developed technology, $21.7 million of in process research and development and $0.8 million for tradename), goodwill of approximately $11.4 million and other liabilities of $22.6 million (net of other working capital items) primarily related to the estimate of contingent payments on future financial performance as noted above. The pro forma effect on revenue and net income (loss) have been determined to be immaterial to our financial statements. After further tests, the acquisition is not significant and as such we have not included disclosures of the allocation of the purchase price or any pro forma information.

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

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2020 and 2019 consisted of short term investments in equity securities. During 2020, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2020 and 2019, our short-term investments were carried at fair market value and totaled $9.5 million and $16.5 million, respectively, and primarily consisted of Level 1 measurements. No material Level 2 or Level 3 measurements exist as of any of the periods presented.

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

Fair Value of Financial Instruments

We estimate the fair value of our financial instruments in accordance with U.S. GAAP. The fair value of our long-term debt and revolving credit facilities is estimated based on quoted market prices or prices quoted fromthird-party financial institutions, thus a Level 2 measurement. The carrying and fair values of these liabilities were as follows:

	As of December 31,
		2020			2019
	Effective			Effective
	Interest	Carrying	Fair	Interest	Carrying	Fair
	Rate	Value	Value	Rate	Value	Value

	(In thousands)
5.00% senior notes due September 2020	—%	$—	$—	5.44%	$282,046	$284,907
4.625% senior notes due September 2021	5.65%	86,329	78,862	4.76%	634,588	632,516
5.50% senior notes due January 2023	5.85%	28,443	18,768	5.90%	501,003	483,834
5.10% senior notes due September 2023	5.32%	121,077	78,435	5.24%	336,810	303,860
0.75% senior exchangeable notes due January 2024	6.06%	279,700	169,458	5.97%	472,603	431,503
5.75% senior notes due February 2025	6.01%	610,818	318,871	6.01%	781,502	705,040
6.50% senior priority guaranteed notes due February 2025	6.50%	50,485	44,059	—%	—	—
9.00% senior priority guaranteed notes due February 2025	9.00%	192,032	185,221	—%	—	—
7.25% senior guaranteed notes due January 2026	7.51%	559,978	396,106	—%	—	—
7.50% senior guaranteed notes due January 2028	7.69%	389,609	267,369	—%	—	—
2012 revolving credit facility	—%	—	—	3.71%	355,000	355,000
2018 revolving credit facility	3.53%	672,500	672,500	—%	—	—
		2,990,971	$2,229,649		3,363,552	$3,196,660
Less: deferred financing costs		22,270			30,332
		$2,968,701			$3,333,220

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 7 Share-Based Compensation

Total share-based compensation expense, which includes stock options and restricted shares, was $24.6 million, $24.7 million and $26.4 million for 2020, 2019 and 2018, respectively. Compensation expense related to awards of restricted shares totaled $23.6 million, $24.5 million and $26.0 million for 2020, 2019 and 2018, respectively, which is included in direct costs and general and administrative expenses in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various reportable segments. See Note 19—Segment Information.

In addition to the time-based restricted stock share-based awards, historically we have provided two types of performance share awards: the first, based on our performance measured against pre-determined performance metrics (“Performance Shares”) and the second, based on market conditions measured against a predetermined peer group (“TSR Shares”). The performance period for the awards granted in 2020 commenced on January 1, 2019 and ended December 31, 2019.

In 2020, under the Amended and Restated 2016 Stock Plan, the company introduced new Performance-Based Restricted Stock Units (“PSUs”) awards to move away from Performance Shares. PSUs are granted at the beginning of the one-year performance period and they are earned at the end of the same period, depending on performance.

At a special meeting of shareholders held April 20, 2020, the Board set the Reverse Stock Split ratio at 1-for-50. All share and per share information included in this annual report has been retrospectively adjusted to reflect this Reverse Stock Split.

Stock Option Plans

As of December 31, 2020, we had several stock plans under which options to purchase our common shares could be granted to key officers, directors and managerial employees of Nabors and its subsidiaries. Options granted under the plans have fair market value on the date of the grant. Options granted under the plans generally are exercisable in varying cumulative periodic installments after one year. In the case of certain key executives and directors, options granted may vest immediately on the grant date. Options granted under the plans cannot be exercised more than ten years from the date of grant. Options to purchase 0.4 million and 0.2 million Nabors common shares remained available for grant as of December 31, 2020 and 2019, respectively. Of the common shares available for grant as of December 31, 2020, approximately 0.4 million of these shares are also available for issuance in the form of restricted shares.

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

Stock option transactions under our various stock-based employee compensation plans are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
Options	Shares	Price	Term		Value

	(In thousands, except exercise price)
Options outstanding as of December 31, 2019	33	$638.63
Surrendered	(1)	964.17
Forfeited	(1)	718.53
Options outstanding as of December 31, 2020	31	$628.10	3.40	years	$—
Options exercisable as of December 31, 2020	31	$628.10	3.40	years	$—

During 2019 and 2018, respectively, we awarded options vesting over periods up to four years to purchase 2,759 and 3,422 of our common shares to certain of our directors. No options were awarded during 2020 nor were there any unvested options during 2020.

The fair value of stock options granted during 2019 and 2018 was calculated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	2019	2018
Weighted average fair value of options granted	$53.50	$87.50
Weighted average risk free interest rate	1.79%	2.59%
Dividend yield	1.65%	3.03%
Volatility (1)	57.59%	57.11%
Expected life (in years)	4.0	4.0
(1)	Expected volatilities are based on implied volatilities from publicly traded options to purchase Nabors' common shares, historical volatility of Nabors' common shares and other factors.

There were no options exercised during 2020, 2019 or 2018. The total fair value of options that vested during the years ended December 31, 2019 and 2018 was $0.2 million and $0.4 million, respectively.

Restricted Shares

Our stock plans allow grants of restricted shares. Restricted shares are issued on the grant date, but cannot be sold or transferred. Restricted shares values are based on stock value at grant date. Restricted shares vest in varying periodic installments ranging up to five years.

A summary of our restricted shares as of December 31, 2020, and the changes during the year then ended, is presented below:

		Weighted-Average
		Grant-Date Fair
Restricted shares	Outstanding	Value

	(In thousands, except fair value)
Unvested as of December 31, 2019	98	$270.27
Granted	4	35.27
Vested	(45)	298.17
Forfeited	(8)	262.06
Unvested as of December 31, 2020	49	$226.06

During 2020, 2019 and 2018, we awarded 4,156, 65,299 and 47,850 restricted shares, respectively, to our employees and directors. These awards had an aggregate value at their date of grant of $0.1 million, $10.6 million and $16.6 million, respectively, and were scheduled to vest over a period of up to four years. The fair value of restricted shares that vested during 2020, 2019 and 2018 was $2.6 million, $4.1 million and $8.7 million, respectively.

As of December 31, 2020, there was $6.8 million of total future compensation cost related to unvested restricted share awards that are expected to vest. That cost is expected to be recognized over a weighted-average period of approximately two years.

Restricted Shares Based on Performance Conditions

During the years ended December 31, 2020, 2019 and 2018, we awarded 59,490, 48,253 and 20,199 restricted shares, respectively, vesting over a period of three years to some of our executives. The Performance Share awards granted were based upon achievement of specific financial or operational objectives. The number of shares granted was determined by the percentage of performance goals achieved during fiscal years 2019, 2018 and 2017, respectively. These awards had an aggregate fair value at their date of grant of $8.8 million, $7.5 million and $7.0 million, respectively.

The following table sets forth information regarding outstanding restricted shares based on performance conditions as of December 31, 2020:

		Weighted-Average
		Grant-Date Fair
Performance based restricted shares	Outstanding	Value

	(In thousands, except fair value)
Outstanding as of December 31, 2019	65	$223.39
Granted	59	148.00
Vested	(26)	276.85
Outstanding as of December 31, 2020	98	$163.74

Until shares are granted, our Performance Share awards are liability-classified awards. Our accrued liabilities included $2.4 million for such awards at December 31, 2020 for the performance period beginning January 1, 2020 through December 31, 2020 and $2.4 million for such awards at December 31, 2019 for the performance period beginning January 1, 2019 through December 31, 2019. The fair value of these awards that vested during the years ended December 31, 2020, 2019 and 2018 was $3.0 million, $2.5 million and $4.8 million, respectively. The fair value of these liability-classified awards are estimated at each reporting period, based on internal metrics and marked to market.

During 2020, we granted PSU awards to certain of our executive officers covering a total of 31,204 shares of our common stock. The number of earned shares that ultimately vest over three years, following conclusion of the performance period, will be determined based upon on achievement of specific financial or operational goals. The number of earned shares vesting can range from 30% of the PSU awards if minimum thresholds are achieved to a maximum of 200%.

The following table sets forth information regarding outstanding PSUs based on performance conditions as of December 31, 2020:

		Weighted-Average
		Grant-Date Fair
Restricted Stock Units	Outstanding	Value

	(In thousands, except fair value)
Outstanding as of December 31, 2019	—	$—
Granted	31	148.00
Outstanding as of December 31, 2020	31	$148.00

Restricted Shares Based on Market Conditions

During 2020, 2019 and 2018, we granted awards for 22,931, 52,191 and 21,163 TSR Shares, respectively, which are equity classified awards and will vest on our performance compared to our peer group over a three-year period. These awards had an aggregate fair value at their date of grant of $3.4 million, $3.7 million and $5.1 million, respectively, after consideration of all assumptions.

The grant date fair value of these awards was based on a Monte Carlo model, using the following assumptions:

	Year Ended December 31,
	2020	2019	2018

Risk free interest rate	1.57%	2.48%	2.02%
Expected volatility	74.00%	70.00%	57.00%
Closing stock price at grant date	$148.00	$109.50	$343.50
Expected term (in years)	3.0	3.0	3.0

The following table sets forth information regarding outstanding restricted shares based on market conditions as of December 31, 2020:

		Weighted-Average
		Grant-Date Fair
Market based restricted shares	Outstanding	Value

	(In thousands, except fair value)
Outstanding as of December 31, 2019	64	$142.00
Granted	23	111.00
Vested	(3)	558.12
Forfeited	(5)	558.12
Outstanding as of December 31, 2020	79	$91.34

As of December 31, 2020, there was $2.9 million of total future compensation cost related to unvested TSR Share awards. The TSR Shares will amortize over a weighted average remaining period of 1.58 years.

Note 8 Property, Plant and Equipment

The major components of our property, plant and equipment are as follows:

	December 31,
	2020	2019

	(In thousands)
Land	$28,261	$33,931
Buildings	141,365	132,603
Drilling rigs and related equipment	12,487,961	12,948,504
Oilfield hauling and mobile equipment	259,150	270,826
Other machinery and equipment	195,903	192,081
Oil and gas properties	—	12,286
Construction-in-process (1)	—	25,391
	$13,112,640	$13,615,622
Less: accumulated depreciation and amortization	(9,126,933)	(8,685,073)
	$3,985,707	$4,930,549
(1)	Relates primarily to amounts capitalized for new or substantially new drilling rigs and related equipment that were under construction and had not yet been placed in service as of December 31, 2019.

Depreciation expense included in depreciation and amortization expense in our consolidated statements of income (loss) totaled $851.8 million, $869.6 million and $860.6 million during 2020, 2019 and 2018, respectively.

Repair and maintenance expense included in direct costs in our consolidated statements of income (loss) totaled $154.2 million, $248.6 million and $265.6 million during 2020, 2019 and 2018, respectively.

Interest costs of $0.7 million, $1.5 million and $1.0 million were capitalized during 2020, 2019 and 2018, respectively.

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

Foreign Currency Risk

We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign exchange rate risk or foreign currency devaluation risk. The most significant exposures arise in connection with our operations in Argentina, Russia and Canada, which usually are substantially unhedged.

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

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments and accounts receivable. Cash equivalents such as deposits and temporary cash investments are held by major banks or investment firms. Our short-term and long-term investments are managed within established guidelines that limit the amounts that may be invested with any one issuer and provide guidance as to issuer credit quality. We believe that the credit risk in our cash and investment portfolio is minimized as a result of the mix of our investments. In addition, our trade receivables are with a variety of U.S., international and foreign-country national oil and gas companies. As of December 31, 2020, approximately 25% and 21% of our net accounts receivable balance was related to our operations in Saudi Arabia and Mexico, respectively. Management considers this credit risk to be limited due to the financial resources of these companies. We perform ongoing credit evaluations of our customers, and we generally do not require material collateral. We do occasionally require prepayment of amounts from customers whose creditworthiness is in question prior to providing services to them. We maintain reserves for potential credit losses, and these losses historically have been within management’s expectations.

Interest Rate and Marketable and Non-marketable Security Price Risk

Our financial instruments that are potentially sensitive to changes in interest rates include our floating rate debt instruments comprised of our revolving credit facilities and our fixed rate debt securities comprised of our 4.625%, 5.50%, 5.10% and 5.75% senior notes, 0.75% senior exchangeable notes, 7.25% and 7.50% senior guaranteed notes and 6.50% and 9.00% senior priority guaranteed notes.

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

Note 10 Debt

Debt consisted of the following:

	As of December 31,
	2020	2019

	(In thousands)
5.00% senior notes due September 2020 (1)	$—	$282,046
4.625% senior notes due September 2021 (2)	86,329	634,588
5.50% senior notes due January 2023	28,443	501,003
5.10% senior notes due September 2023	121,077	336,810
0.75% senior exchangeable notes due January 2024	279,700	472,603
5.75% senior notes due February 2025	610,818	781,502
6.50% senior priority guaranteed notes due February 2025	50,485	—
9.00% senior priority guaranteed notes due February 2025	192,032	—
7.25% senior guaranteed notes due January 2026	559,978	—
7.50% senior guaranteed notes due January 2028	389,609	—
2012 revolving credit facility (1)	—	355,000
2018 revolving credit facility	672,500	—
	2,990,971	3,363,552
Less: deferred financing costs	22,270	30,332
Long-term debt	$2,968,701	$3,333,220

(1)	The 5.00% senior notes due September 2020 and 2012 Revolving Credit Facility were classified as long-term as of December 31, 2019 because we had the ability and intent to repay these obligations utilizing our 2018 Revolving Credit Facility.

(2)	The 4.625% senior notes due September 2021 are classified as long-term because we have the ability and intent to repay this obligation utilizing our 2018 Revolving Credit Facility.

As of December 31, 2020, the principal amount and maturities of our primary debt for each of the five years after 2020 and thereafter are as follows:

	Paid at Maturity
	(In thousands)
2021	$86,500	(1)
2022	—
2023	822,361	(2)
2024	324,322	(3)
2025	853,335	(4)
Thereafter	949,587	(5)
	$3,036,105
(1)	Represents our 4.625% senior notes due September 2021.

(2)	Represents our 5.50% senior notes due January 2023, 5.10% senior notes due September 2023 and our 2018 Revolving Credit Facility due October 2023.

(3)	Represents our 0.75% senior notes due January 2024.

(4)	Represents our 5.75% senior notes due February 2025, 6.5% senior priority guaranteed notes due February 2025 and our 9.0% senior priority guaranteed notes due February 2025.

(5)	Represents our 7.25% senior notes due January 2026 and our 7.50% senior notes due January 2028.

Nabors Delaware’s various fixed rate debt securities comprised of our 4.625%, 5.50%, 5.10%, and 5.75% senior unsecured notes are fully and unconditionally guaranteed by us. The notes rank equal in right of payment to all Nabors Delaware’s existing and future senior unsubordinated debt. The notes rank senior in right of payment to all Nabors Delaware’s existing and future senior subordinated and subordinated debt. Our guarantee of the notes is unsecured and ranks equal in right of payment to all our unsecured and unsubordinated indebtedness from time to time outstanding. The notes are subject to redemption by Nabors Delaware, in whole or in part, at any time generally at a redemption price equal to the greater of (i) 100% of the principal amount of the notes then outstanding to be redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest, determined in the manner set forth in the applicable indenture. In the event of a change in control triggering event, as defined in the indenture, the holders of notes may require Nabors Delaware to purchase all or any part of each note in cash equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase, except to the extent Nabors Delaware has exercised its right to redeem the notes. The notes have customary covenants, including limitations on the incurrence of liens and entering into sale and leaseback transactions as well as customary events of default.

During 2020, the proceeds from the 7.25% and 7.50% Senior Guaranteed Notes Due January 2026 and 2028

offering were primarily used to repurchase $952.9 million aggregate principal amount of certain of Nabors Delaware’s senior notes that were tendered in the January 2020 Tender Offers pursuant to an offer to purchase and consent solicitation. The aggregate principal amount repurchased included approximately (i)$407.7 million of our 5.50% senior notes due 2023, (ii) $379.7 million of our 4.625% senior notes due 2021 and (iii) $165.5 million of our 5.10% senior notes due 2023. In connection with the January 2020 Tender Offers, we recognized a net loss of $2.7 million.

During 2020, 2019 and 2018, we repurchased $372.0 million (excluding the January 2020 Tender Offers), $468.3 million, and $873.0 million aggregate principal amount of our senior unsecured notes for approximately $300.9 million, $461.1 million and $906.5 million, respectively, in cash, reflecting principal, accrued and unpaid interest. In connection with such repurchases, during 2020 and 2019, we recognized a net gain of approximately $69.2 million and $11.5 million, respectively. During 2018, we recognized net losses of approximately $5.3 million, which represents the premiums paid in connection with these repurchases or redemptions. In January 2021, we repurchased $23.0 million aggregate principal amount of debt for approximately $15.1 million.

Exchange Transactions

During the fourth quarter of 2020, we entered into a series of public and private exchange transactions in which Nabors Delaware exchanged newly issued 6.5% Senior Priority Guaranteed Notes due 2025 (the “6.5% Exchange Notes”) and 9.0% Senior Priority Guaranteed Notes due 2025 (the “9.0% Exchange Notes,” and collectively, the “Exchange Notes”) for various amounts of existing outstanding notes. Nabors Delaware did not receive any cash proceeds from the issuance of the Exchange Notes.

Collectively from the series of exchanges, Nabors Industries, Inc. issued $50.5 million aggregate principal amount of the 6.5% Exchange Notes and $192.0 million aggregate principal amount of new 9.0% Exchange Notes in exchange for $526.8 million aggregate principal amount of various Nabors Delaware’s outstanding Notes.

We recorded a gain of $161.8 million in connection with the Exchange Transactions, which was accounted for in accordance with ASC 470-60, Troubled Debt Restructuring by Debtors. Under ASC 470-60, a gain is recorded in an amount equal to the sum of the future undiscounted payments (principal and interest) related to the new Exchange Notes plus the costs incurred in connection with the transaction, less the carrying value of the notes that were exchanged. In relation to the transactions, we recorded $71.6 million related to future contractual interest payments on the new Exchange Notes, and have included this amount in accrued liabilities and other long-term liabilities.

The aggregate principal amounts and recognized gain for such transactions were as follows (in thousands):

Year Ended December 31,
2020
Exchanged:
4.625% senior notes due September 2021	$38,209
5.50% senior notes due January 2023	3,733
5.10% senior notes due September 2023	19,422
0.75% senior exchangeable notes due January 2024	250,678
5.75% senior notes due February 2025	164,368
7.25% senior guaranteed notes due January 2026	40,022
7.50% senior guaranteed notes due January 2028	10,391
Aggregate principal amount exchanged	526,823
Aggregate principal amount of debt issued in exchanges	242,517
Aggregated net gain (loss)	161,808
Per share amount of the aggregate gain	19.30

In January 2021, Nabors Delaware completed additional exchange transactions whereby (i) $35.0 million aggregate principal amount of its 0.75% Exchangeable Notes and (ii) $5.0 million of its 5.75% Senior Notes were exchanged for an additional issuance of $26.05 million of 9.0% Exchange Notes.

6.50% and 9.00% Senior Priority Guaranteed Notes due February 2025

In connection with the exchange transactions discussed above, in the fourth quarter of 2020, Nabors Delaware issued $50.5 million aggregate principal amount of 6.5% Exchange Notes in a private exchange transaction in exchange for $115.0 million aggregate principal amount of Nabors Delaware’s outstanding 0.75% Exchangeable Notes and $192.0 million aggregate principal amount of 9.0% Exchange Notes in a public exchange transaction in exchange for $411.8 million aggregate principal amount of various series of our and Nabors Delaware’s outstanding debt securites. The Exchange Notes are guaranteed by (i) the Company, (ii) each of the subsidiaries of the Company that guarantee the 2026/2028 Notes and (iii) certain lower tier subsidiaries of the Company that guarantee Nabors Delaware’s 2018 Revolving Credit Facility. The guarantees of the Exchange Notes by the Lower Tier Guarantors are contractually subordinate in right of payment to such subsidiaries’ guarantee of certain senior guaranteed debt, including obligations under our 2018 Revolving Credit Facility.

Nabors Delaware did not receive any cash proceeds from the issuance of the Exchange Notes. The Exchange Notes bear interest at an annual rate of 9.0% and will mature on February 1, 2025.

In January 2021, Nabors Delaware completed additional exchange transactions whereby $35 million aggregate principal amount of its 0.75% Exchangeable Notes and $5 million of its 5.75% Senior Notes were exchanged for $26.05 million of the 9.0% Exchange Notes.

7.25% and 7.50% Senior Guaranteed Notes Due January 2026 and 2028

In January 2020, Nabors completed a private placement of $600.0 million aggregate principal amount of the 2026 Notes and $400.0 million aggregate principal amount of the 2028 Notes (collectively the “2026/2028 Notes”). The 2026/2028 Notes bear interest at an annual rate of 7.25% and 7.50%, respectively. The 2026/2028 Notes are fully and unconditionally guaranteed by the 2026/2028 Notes Guarantors.

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

The exchangeable notes are exchangeable, under certain conditions, at an initial exchange rate of .795 common shares of Nabors per $1,000 principal amount of exchangeable notes (equivalent to an initial exchange price of approximately $1,257.81 per common share). Upon any exchange, Nabors Delaware will settle its exchange obligation in cash.

In connection with the Exchange Transactions, approximately $250.7 million of the aggregate principal amount of the exchangeable notes were exchanged for new Exchange Notes, leaving approximately $324.3 million in aggregate principal amount outstanding as of December 31, 2020.

2018 Revolving Credit Facility

In October 2018, Nabors Delaware and Nabors Drilling Canada Limited (“Nabors Canada” and together with Nabors Delaware, the “Borrowers”) entered into a credit agreement dated October 11, 2018 by and among the Borrowers, the Guarantors identified therein, HSBC Bank Canada, as the Canadian lender (the “Canadian Lender”) the issuing banks and other lenders party thereto (the “US Lenders” and, together with the Canadian Lender, the “Lenders”) and Citibank, N.A., as administrative agent solely for the U.S. Lenders (as may be amended, restated, supplemented or otherwise modified from time to time, the “2018 Revolving Credit Facility”). The 2018 Revolving Credit Facility originally had a borrowing capacity of $1.267 billion and is fully and unconditionally guaranteed by Nabors and certain of its wholly owned subsidiaries. The 2018 Revolving Credit Facility matures at the earlier of (a) October 11, 2023 and (b) July 19, 2022, if any of Nabors Delaware’s existing 5.50% senior notes due January 2023 remain outstanding as of such date. The 2018 Revolving Credit Facility contains certain affirmative and negative covenants. Amendment No. 1 to the 2018 Revolving Credit Facility provided for additional currencies in which letters of credit could be issued. On December 13, 2019, Amendment No. 2 was entered into which reduced the borrowing capacity to $1.0136 ($981.6 million for Nabors Delaware and $32.0 million for Nabors Canada), and replaced the net funded debt to capitalization covenant with a covenant to maintain net funded indebtedness at no greater than 5.5 times EBITDA. Amendment No. 3 to the 2018 Revolving Credit Facility was entered into on March 3, 2020, in order to permit letters of credit from the Canadian Lender on the portion of the facility dedicated to Canadian borrowings.

In September 2020, Amendment No. 4 was entered into in order to revise certain of the covenant and collateral requirements under the 2018 Revolving Credit Facility. Amendment No. 4 provides the Lenders with a first lien security interest in certain drilling rigs located in the U.S. and Canada and replaces the existing covenant to maintain net funded debt at no greater than 5.5 times EBITDA with a new covenant to maintain minimum liquidity of no less than $160.0 million at any time. Minimum liquidity is defined to mean, generally, a consolidated cash balance consisting of (a) the aggregate amount of unrestricted cash and cash equivalents maintained in a deposit account U.S. or Canadian branch of a commercial bank, plus (b) the lesser of $75 million or an amount equal to 75% of the aggregate amount of unrestricted cash and cash equivalents held in deposit account of a commercial bank outside of the U.S. or Canada, plus (c) available commitments under the 2018 Revolving Credit Facility. Additionally, the “asset to debt coverage” ratio was revised such that during any period in which Nabors Delaware fails to maintain an investment grade rating from at least two ratings agencies, the guarantors under the facility and their respective subsidiaries will be required to maintain an asset to debt coverage of at least 4.25:1, which was the case as of the date of this report. As of December 31, 2020, we had $672.5 million outstanding under our 2018 Revolving Credit Facility and the net book value of the collateralized assets under the 2018 Revolving Credit Facility was $1.3 billion. The weighted average interest rate on borrowings under the 2018 Revolving Credit Facility at December 31, 2020 was 3.53%. In order to make any future borrowings under the 2018 Revolving Credit Facility, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

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

2012 Revolving Credit Facility

We repaid all outstanding amounts under the 2012 Revolving Facility in April 2020 and have terminated the facility.

Short-Term Borrowings

We had 18 letter-of-credit facilities with various banks as of December 31, 2020. Availability and borrowings under our letter-of-credit facilities are as follows:

December 31,
2020
(In thousands)
Credit available	$630,552
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	114,984
Remaining availability	$515,569

Note 11 Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
United States and Other Jurisdictions	2020	2019	2018

	(In thousands)
United States	$(182,706)	$5,979	$(119,419)
Other jurisdictions	(522,861)	(594,901)	(399,375)
Income (loss) from continuing operations before income taxes	$(705,567)	$(588,922)	$(518,794)

Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Current:
U.S. federal	$(39,268)	$1,210	$(32,351)
Outside the U.S.	33,858	54,097	32,928
State	(2,020)	318	1,811
	$(7,430)	$55,625	$2,388
Deferred:
U.S. federal	$67,909	$58,157	$37,476
Outside the U.S.	(4,992)	(25,428)	39,518
State	1,799	3,222	(113)
	$64,716	$35,951	$76,881
Income tax expense (benefit)	$57,286	$91,576	$79,269

A reconciliation of our statutory tax rate to our worldwide effective tax rate consists of the following:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Income tax provision at statutory (Bermuda rate of 0%)	$—	$—	$—
Taxes (benefit) on U.S. and other international earnings (losses) at greater than the Bermuda rate	62,751	54,060	49,375
Increase (decrease) in valuation allowance	(9,759)	32,869	38,822
Tax reserves and interest	861	1,107	(10,626)
State income taxes (benefit)	3,433	3,540	1,698
Income tax expense (benefit)	$57,286	$91,576	$79,269
Effective tax rate	(8.1)%	(15.5)%	(15.3)%

The decrease in tax expense during 2020 compared to 2019 was primarily attributable to a decrease in operating income in the jurisdictions in which we operate, as well as the change in our geographic mix of our pre-tax earnings (losses). The decrease was partially offset by the gain related to our debt exchange transaction and the resulting utilization of net operating losses.

The components of our net deferred taxes consisted of the following:

	December 31,
	2020	2019

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$3,618,227	$2,834,851
Equity compensation	1,594	6,577
Deferred revenue	3,878	8,873
Tax credit and other attribute carryforwards	84,502	97,215
Insurance loss reserves	2,086	2,248
Accrued interest	—	172,120
Depreciation and amortization for tax in excess of book expense	44,837	—
Other	110,003	95,588
Subtotal	3,865,127	3,217,472
Valuation allowance	(3,602,144)	(2,813,567)
Deferred tax assets:	$262,983	$403,905
Deferred tax liabilities:
Depreciation and amortization for tax in excess of book expense	$—	$80,155
Other	17,388	21,055
Deferred tax liability	$17,388	$101,210
Net deferred tax assets (liabilities)	$245,595	$302,695
Balance Sheet Summary:
Net noncurrent deferred tax asset	$247,171	$305,844
Net noncurrent deferred tax liability	(1,576)	(3,149)
Net deferred tax asset (liability)	$245,595	$302,695

As of December 31, 2020, we had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $670.3 million, $1.2 billion and $13.8 billion, respectively. Of those amounts, $6.4 billion will expire between 2021 and 2040 if not utilized. We provide a valuation allowance against NOL carryforwards in various tax jurisdictions based on our consideration of existing temporary differences and expected future earning levels in those jurisdictions. A valuation allowance of approximately $3.4 billion has been recognized related to certain NOL carryforwards as we believe it is more likely than not that the benefit of these NOL carryforwards will not be realized.

The following is a reconciliation of our uncertain tax positions:

	2020	2019	2018

	(In thousands)
Balance as of January 1	$25,770	$25,711	$33,203
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	1,887	1,003	308
Reductions for tax positions for prior years	(953)	(860)	(7,800)
Settlements	—	(84)	—
Balance as of December 31	$26,704	$25,770	$25,711

If the unrecognized tax benefits of $26.7 million are realized, this would favorably impact the worldwide effective tax rate. As of December 31, 2020, 2019 and 2018, we had approximately $7.6 million, $7.7 million and $6.7 million, respectively, of interest and penalties related to uncertain tax positions. During 2020, 2019 and 2018, we accrued and recognized estimated interest and penalties related to uncertain tax positions of approximately ($0.6) million, $0.8 million and $1.0 million, respectively. We include potential interest and penalties related to uncertain tax positions within our global operations in the income tax expense (benefit) line item in our consolidated statements of income (loss).

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

We conduct business globally and, as a result, we file numerous income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Algeria, Canada, Mexico, Saudi Arabia and the United States. We are no longer subject to U.S. Federal income tax examinations for years before 2017 and non-U.S. income tax examinations for years before 2007.

Note 12 Shareholders’ Equity

Common shares

Our authorized share capital consists of 57.0 million shares of which 32.0 million are common shares, par value $0.05 per share, and 25.0 million are preferred shares, par value $0.001 per share. The preferred shares are issuable in one or more classes or series, full, limited or no voting rights, designations, preferences, special rights, qualifications, limitations and restrictions, as may be determined by the Board.

During 2020, we repurchased 34 thousand of our common stock for an aggregate price of approximately $1.7 million, all of which are held by our subsidiaries, and which are accounted for as treasury stock.

During 2018, we issued 0.8 million of our common shares at a price to the public of $387.50 per share. Nabors received aggregate net proceeds of approximately $301.4 million after deducting underwriting discounts, commissions and offering expenses.

From time to time, treasury shares may be reissued subject to applicable securities law limitations. When shares are reissued, we use the weighted-average-cost method for determining cost. The difference between the cost of the shares and the issuance price is added to or deducted from our capital in excess of par value account. No shares have been reissued during 2020, 2019 or 2018.

Convertible Preferred Shares

During 2018, we issued 5.75 million (including the underwriters option for .75 million) of our 6% Series A Mandatory Convertible Preferred Shares (the “mandatory convertible preferred shares”), par value $.001 per share, with a liquidation preference of $50 per share. Nabors received aggregate net proceeds of approximately $277.9 million after deducting underwriting discounts, commissions and offering expenses. During 2019, we repurchased 136,772 of our mandatory convertible preferred shares for approximately $2.9 million. In March 2020, our Board authorized a share repurchase program under which we may repurchase, from time to time, up to $15.0 million of our mandatory convertible preferred shares in the open market or in privately negotiated transactions. Through December 31, 2020, we repurchased and canceled 0.9 million mandatory convertible preferred shares for an aggregate purchase price of approximately $15.0 million.

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

On February 23, 2021, the final cash dividend of $0.75 per mandatory convertible preferred share was declared for shareholders and will be paid on May 3, 2021, to holders presenting the Preferred Shares for conversion.

Shareholder Rights Plan

On May 5, 2020, our Board adopted a shareholder rights plan and declared a dividend of one right (a “Right”) for each outstanding common share to shareholders of record on May 15, 2020. Each Right entitles the holder to purchase from Nabors one one-thousandth of a Series B Junior Participating Preferred Share, par value $0.001 per share (the “Series B Preferred Shares”), of Nabors at a price of $58.08 per one one-thousandth of a Series B Preferred Share, subject to adjustment. The description of the Rights are set forth in a Rights Agreement, dated May 5, 2020 (as amended from time to time, the “Rights Agreement”), by and between Nabors and Computershare Trust Company, N.A., as Rights Agent.

Initially, the Rights will not be exercisable and will trade with our common shares. Under the Rights Agreement, the Rights will become exercisable only if a person or group or persons acting together (each, an “acquiring person”) acquires beneficial ownership of 4.9% or more of our outstanding common shares.  The Rights Agreement was amended on (i) May 27, 2020, to permit the shareholder identified therein, together with affiliates and associates, to beneficially own up to 10% of our outstanding common shares before becoming an “acquiring person” (the “First Amendment Identified Shareholder”), and on (ii) February 5, 2021, to permit the shareholder identified therein to beneficially own up to 20% of our common shares or preferred shares before becoming an “acquiring person”, provided that no fund of the shareholder other than one identified to Nabors (the “Second Amendment Identified Shareholder”) shall be able to hold more 4.9% or more of the common shares or preferred shares, with the Second Amendment Identified Shareholder being restricted from holding 7% or more of the common shares or preferred shares.

If the Rights are triggered, each holder of a Right (other than the acquiring person, whose Rights will become void) will be entitled to purchase additional shares of our common stock at a 50% discount. In addition, if we are acquired in a merger or other business combination after someone has become an acquiring person, each holder of a Right would then be entitled to purchase shares of the acquiring company’s stock at a 50% discount.  Our Board, at its option, may exchange each Right (other than Rights owned by the acquiring person that have become void), in whole or in part, at an exchange ratio of one common share per outstanding Right, subject to adjustment. Except as provided in the Rights Agreement, our Board is entitled to redeem the Rights at $0.01 per Right.

A person or group of persons that beneficially owns our common shares at or above the trigger threshold as of the time of the public announcement of the Rights Agreement generally will not become an acquiring person until such person or group of persons increases its ownership by 0.5% or more.

Note 13 Joint Ventures

During 2016, we entered into an agreement with Saudi Aramco, to form a new joint venture, SANAD, to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. SANAD, which is equally owned by Saudi Aramco and Nabors, began operations during the fourth quarter of 2017.

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, each with a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests which accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying consolidated balance sheet Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interests in subsidiary, classified as mezzanine equity. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet. In January 2021, SANAD settled approximately $100 million of the accrued interest from inception to December 31, 2020, by making a cash payment to each partner for their respective amounts. The assets and liabilities included in the condensed balance sheet below are (1) assets that can either be used to settle obligations of the

VIE or be made available in the future to the equity owners through dividends, distributions or in exchange of the redeemable ownership interests (upon mutual agreement of the owners) or (2) liabilities for which creditors do not have recourse to other assets of Nabors.

The condensed balance sheet of SANAD, as included in our consolidated balance sheet, is presented below.

	December 31,
	2020	2019

	(In thousands)
Assets:
Cash and cash equivalents	$368,981	$289,575
Accounts receivable	79,711	68,624
Other current assets	17,148	18,149
Property, plant and equipment, net	428,331	455,751
Other long-term assets	2,590	15,118
Total assets	$896,761	$847,217
Liabilities:
Accounts payable	$61,808	$64,365
Accrued liabilities	18,791	17,929
Total liabilities	$80,599	$82,294

Note 14 Related-Party Transactions

Nabors and certain current and former key employees, including Mr. Petrello, entered into split-dollar life insurance agreements, pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in some instances, members of their families. These agreements provide that we are reimbursed for the premium payments upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could be limited to the cash surrender value of the policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $6.6 million related to these policies. The cash surrender value of these policies of approximately $5.5 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2020 and 2019.

Under the Sarbanes-Oxley Act of 2002, the payment of premiums by Nabors under the agreements could be deemed to be prohibited loans by us to these individuals. Consequently, we have paid no premiums related to our agreements with these individuals since the adoption of the Sarbanes-Oxley Act.

In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our unconsolidated affiliates at market prices. Historically, these transactions primarily related to our former equity method investment in Nabors Arabia. During 2017, our joint venture with Saudi Aramco, SANAD, began operations. As such, we have included transactions with Saudi Aramco effective as of the commencement of operations of SANAD. See Note 13 — Joint Ventures. Revenues from business transactions with these affiliated entities totaled $612.7 million, $672.9 million and $723.8 million for 2020, 2019 and 2018, respectively. Expenses from business transactions with these affiliated entities totaled $0.2 million for 2018. Additionally, we had accounts receivable from these affiliated entities of $90.4 million and $80.6 million as of December 31, 2020 and 2019.

In addition, Mr. Crane, one of our independent directors, is Chairman and Chief Executive Officer of Crane Capital Group Inc. (“CCG”), an investment company that indirectly owns a majority interest in several operating companies, some of which have provided services to us in the ordinary course of business, including international logistics and electricity. During 2020, 2019 and 2018, we incurred costs for these services of $6.2 million, $20.0 million and $17.1 million, respectively. We had accounts payable to these CCG-related companies of $0.8 million and $2.4 million as of December 31, 2020 and 2019.

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

Leases

Nabors and its subsidiaries occupy various facilities and lease certain equipment under various lease agreements. Rental expense relating to operating leases with terms greater than 30 days amounted to $12.4 million, $15.9 million and $18.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 21 — Leases for more information on the minimum rental commitments under non-cancelable operating leases.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $21.4 million (at December 31, 2020 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $13.4 million in excess of amounts accrued.

On September 29, 2017, we were sued, along with Tesco Corporation and its Board of Directors, in a putative shareholder class action filed in the United States District Court for the Southern District of Texas, Houston Division. The plaintiff alleges that the September 18, 2017 Preliminary Proxy Statement filed by Tesco with the United States Securities and Exchange Commission omitted material information with respect to the proposed transaction between Tesco and Nabors announced on August 14, 2017. The plaintiff claims that the omissions rendered the Proxy Statement false and misleading, constituting a violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. The court consolidated several matters and entered a lead plaintiff appointment order. The plaintiff filed their amended complaint, adding Nabors Industries Ltd. as a party to the consolidated action. Nabors filed its motion to dismiss, which was granted by the court on March 29, 2019. The parties filed appellate briefs with the Fifth Circuit Court of Appeals, and arguments were heard on March 4, 2020. On August 19, 2020, the Fifth Circuit Court upheld the lower court’s decision dismissing the plaintiff’s claims. The plaintiff failed to file a petition for a writ of certiorari with the United States Supreme Court within the deadline. Accordingly, all appeal avenues have been exhausted and this matter is now closed.

Following a routine audit conducted in May and June of 2018 by the Atyrau Oblast Ecology Department (the “AOED”), our joint venture in Kazakhstan, KMG Nabors Drilling Company (“KNDC”), was administratively fined for not having emissions permits for KNDC owned or leased equipment. Prior to this audit, the AOED had always accepted the operator’s permits for all their subcontractors. However, because of major personnel changes, AOED changed this position and is now requiring that the owner/lessor of the equipment that emits the pollutants must have its own permits. Administrative fines has been issued to KNDC and paid in the amount of $0.8 million for violations regarding the failure to have proper permits. AOED had also assessed additional “environmental damages” in the amount of $3.4 million for the period while KNDC did not hold its’ own emissions permit. However, KNDC appealed this fine and the AOED Economic Court ruled in KNDC’s favor. AOED appealed this decision, which was reversed on February 21, 2020. KNDC appealed to the Supreme Court but was unsuccessful in obtaining a reversal of the lower appeals court ruling. Additional damages in the form of later year audits and taxes could become due as well exposing KNDC to possible penalties and fines in an amount estimated to be up to approximately $4.0 million, of which we have fully accrued as a liability. KNDC and the operator have executed an agreement formalizing the operator’s obligation to reimburse KNDC for many of the financial expenses related to this case as well as penalties and expenses related to future audit periods. KNDC now has its own permits, and the law has been amended to permit contractors to conduct work based on the permit of its customer. Meanwhile, KNDC has received notice from government officials that certain of our employees may be held personally responsible for any violations of the law by KNDC. We continue to be engaged and are monitoring the situation.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2021	2022	2023	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$184,675	—	112	1,140	$185,927

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

Diluted earnings (losses) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and unvested restricted stock. Shares issuable upon exchange of the 0.75% Exchangeable Notes are not included in the calculation of diluted earnings (losses) per share unless the exchange value of the notes exceeds their principal amount at the end of the relevant reporting period, in which case the notes will be accounted for as if the number of common shares that would be necessary to settle the excess are issued. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings (losses) per share calculation, when the price of our shares exceeds $1,257.81 on the last trading day of the quarter, which did not occur during the year ended December 31, 2020.

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Year Ended December 31,
	2020	2019	2018

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(762,853)	$(680,498)	$(598,063)
Less: net (income) loss attributable to noncontrolling interest	(42,795)	(22,375)	(28,222)
Less: preferred stock dividends	(14,611)	(17,244)	(12,305)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(17,442)	(20,534)	(11,098)
Less: distributed and undistributed earnings allocated to unvested shareholders	(125)	(459)	(1,819)
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(837,826)	$(741,110)	$(651,507)
Income (loss) from discontinued operations, net of tax	$7	$(12)	$(14,663)

Weighted-average number of shares outstanding - basic	7,059	7,032	6,688
Earnings (losses) per share:
Basic from continuing operations	$(118.69)	$(105.39)	$(97.42)
Basic from discontinued operations	—	—	(2.19)
Total Basic	$(118.69)	$(105.39)	$(99.61)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(837,826)	$(741,110)	$(651,507)
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(837,826)	$(741,110)	$(651,507)
Income (loss) from discontinued operations, net of tax	$7	$(12)	$(14,663)

Weighted-average number of shares outstanding - basic	7,059	7,032	6,688
Add: dilutive effect of potential common shares	—	—	—
Weighted-average number of shares outstanding - diluted	7,059	7,032	6,688
Earnings (losses) per share:
Diluted from continuing operations	$(118.69)	$(105.39)	$(97.42)
Diluted from discontinued operations	—	—	(2.19)
Total Diluted	$(118.69)	$(105.39)	$(99.61)

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

	Year Ended December 31,
	2020	2019	2018

	(In thousands)

Potentially dilutive securities excluded as anti-dilutive	66	40	87

Additionally, we excluded 0.79 million common shares from the computation of diluted shares issuable upon the conversion of mandatory convertible preferred shares, because their effect would be anti-dilutive under the if-converted method.

Note 17 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	December 31,	December 31,
	2020	2019

	(In thousands)
Accrued compensation	$82,462	$97,003
Deferred revenue and proceeds on insurance and asset sales	61,473	89,051
Other taxes payable	28,602	31,472
Workers’ compensation liabilities	7,788	30,214
Interest payable	62,935	51,316
Litigation reserves	13,976	14,736
Dividends declared and payable	3,653	7,832
Other accrued liabilities	15,196	11,658
	$276,085	$333,282

Investment income (loss) includes the following:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Interest and dividend income	$4,705	$8,424	$4,957
Gains (losses) on marketable securities	(3,267)	1,794	(14,456)
	$1,438	$10,218	$(9,499)

Other, net includes the following:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$12,363	$7,141	$11,789
Litigation expenses and reserves	4,249	5,226	9,939
Foreign currency transaction losses (gains)	12,125	20,929	4,156
Other losses (gains)	(170)	(72)	3,648
	$28,567	$33,224	$29,532

The changes in accumulated other comprehensive income (loss), by component, include the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2019	$(492)	$(3,945)	$(24,888)	$(29,325)
Other comprehensive income (loss) before reclassifications	—	—	16,943	16,943
Amounts reclassified from accumulated other comprehensive income (loss)	427	167	—	594
Net other comprehensive income (loss)	427	167	16,943	17,537
As of December 31, 2019	$(65)	$(3,778)	$(7,945)	$(11,788)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2020	$(65)	$(3,778)	$(7,945)	$(11,788)
Other comprehensive income (loss) before reclassifications	—	—	435	435
Amounts reclassified from accumulated other comprehensive income (loss)	67	162	—	229
Net other comprehensive income (loss)	67	162	435	664
As of December 31, 2020	$2	$(3,616)	$(7,510)	$(11,124)
(1)	All amounts are net of tax.

The line items that were reclassified to net income include the following:

Line item in consolidated statement of income (loss)

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Interest expense	160	567	567
General and administrative expenses	210	217	216
Total income (loss) from continuing operations before income tax	(370)	(784)	(783)
Tax expense (benefit)	(141)	(190)	(187)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(229)	$(594)	$(596)

Supplemental cash flow information includes the following:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Cash paid for income taxes (refunded), net	$(17,505)	$6,553	$11,383
Cash paid for interest, net of capitalized interest	$157,437	$174,357	$202,803
Net change in accounts payable related to capital expenditures	$(1,188)	$(7,624)	$(8,556)
Non-cash increase in assets attributable to redeemable noncontrolling interest in subsidiary	$—	$—	$43,928
Acquisitions of businesses:
Fair value of assets acquired	$—	$2,929	$48,053
Goodwill	—	—	11,436
Liabilities assumed	—	—	(34,489)
Share issuance as consideration (non-cash financing activity)	—	—	—
Cash paid for acquisitions of businesses	—	2,929	25,000
Cash and restricted cash acquired in acquisitions of businesses	—	—	(4,141)
Cash (acquired in) paid for acquisitions of businesses, net	$—	$2,929	$20,859

Note 18 Unaudited Quarterly Financial Information

	Year Ended December 31, 2020
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

	(In thousands, except per share amounts)
Operating revenues	$718,364	$533,931	$438,352	$443,396
Income (loss) from continuing operations, net of tax	$(374,269)	$(137,968)	$(146,682)	$(103,934)
Income (loss) from discontinued operations, net of tax	(93)	23	22	55
Net income (loss)	(374,362)	(137,945)	(146,660)	(103,879)
Less: Net (income) loss attributable to noncontrolling interest	(17,465)	(10,167)	(10,805)	(4,358)
Net income (loss) attributable to Nabors	$(391,827)	$(148,112)	$(157,465)	$(108,237)
Less: Preferred stock dividend	(3,652)	(3,653)	(3,653)	(3,653)
Net income (loss) attributable to Nabors common shareholders	$(395,479)	$(151,765)	$(161,118)	$(111,890)
Earnings (losses) per share: (1)
Basic from continuing operations	$(56.72)	$(22.13)	$(23.42)	$(16.46)
Basic from discontinued operations	(0.01)	—	—	0.01
Total Basic	$(56.73)	$(22.13)	$(23.42)	$(16.45)
Diluted from continuing operations	$(56.72)	$(22.13)	$(23.42)	$(16.46)
Diluted from discontinued operations	(0.01)	—	—	0.01
Total Diluted	$(56.73)	$(22.13)	$(23.42)	$(16.45)

	Year Ended December 31, 2019
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

	(In thousands, except per share amounts)

Operating revenues	$799,640	$771,406	$758,076	$714,261
Income (loss) from continuing operations, net of tax	$(103,376)	$(192,801)	$(99,788)	$(284,533)
Income (loss) from discontinued operations, net of tax	(157)	(34)	157	22
Net income (loss)	(103,533)	(192,835)	(99,631)	(284,511)
Less: Net (income) loss attributable to noncontrolling interest	(14,176)	(10,729)	(19,297)	21,827
Net income (loss) attributable to Nabors	$(117,709)	$(203,564)	$(118,928)	$(262,684)
Less: Preferred stock dividend	(4,313)	(4,312)	(4,310)	(4,309)
Net income (loss) attributable to Nabors common shareholders	$(122,022)	$(207,876)	$(123,238)	$(266,993)
Earnings (losses) per share: (1)
Basic from continuing operations	$(18.11)	$(30.31)	$(18.27)	$(38.66)
Basic from discontinued operations	(0.02)	—	0.02	—
Total Basic	$(18.13)	$(30.31)	$(18.25)	$(38.66)
Diluted from continuing operations	$(18.11)	$(30.31)	$(18.27)	$(38.66)
Diluted from discontinued operations	(0.02)	—	0.02	—
Total Diluted	$(18.13)	$(30.31)	$(18.25)	$(38.66)
(1)	Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.
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

The following table sets forth financial information with respect to our reportable operating segments:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Operating revenues:
U.S. Drilling	$713,057	$1,240,936	$1,083,227
Canada Drilling	54,753	68,274	105,000
International Drilling	1,131,673	1,324,142	1,469,038
Drilling Solutions	149,834	252,790	250,242
Rig Technologies	131,555	260,226	270,988
Other reconciling items (1)	(46,829)	(102,985)	(120,876)
Total	$2,134,043	$3,043,383	$3,057,619

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$(96,176)	$64,313	$(21,298)
Canada Drilling	(11,766)	(14,483)	(6,166)
International Drilling	(56,205)	(8,903)	74,221
Drilling Solutions	6,167	59,465	37,626
Rig Technologies	(13,481)	(11,247)	(25,762)
Total segment adjusted operating income (loss)	$(171,461)	$89,145	$58,621

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total segment adjusted operating income (loss) (2)	$(171,461)	$89,145	$58,621
Other reconciling items (3)	(118,346)	(160,274)	(166,815)
Earnings (losses) from unconsolidated affiliates	—	(5)	1
Investment income (loss)	1,438	10,218	(9,499)
Interest expense	(206,274)	(204,311)	(227,124)
Gain/(loss) on debt buybacks and exchanges	228,274	11,468	(5,268)
Impairments and other charges	(410,631)	(301,939)	(139,178)
Other, net	(28,567)	(33,224)	(29,532)
Income (loss) from continuing operations before income taxes	$(705,567)	$(588,922)	$(518,794)

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Depreciation and amortization
U.S. Drilling	$398,326	$419,680	$394,586
Canada Drilling	24,784	29,766	37,172
International Drilling	377,599	372,883	383,227
Drilling Solutions	40,074	32,289	31,037
Rig Technologies	15,299	12,715	16,387
Other reconciling items (3)	(2,383)	8,758	4,461
Total	$853,699	$876,091	$866,870

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Capital expenditures:
U.S. Drilling	$44,606	$184,705	$222,338
Canada Drilling	2,018	5,020	12,981
International Drilling	127,888	209,728	172,565
Drilling Solutions	12,306	23,598	30,709
Rig Technologies	2,637	6,592	12,250
Other reconciling items (3)	251	(5,676)	2,592
Total	$189,706	$423,967	$453,435

	December 31,
	2020	2019

	(In thousands)
Total assets:
U.S. Drilling	$1,871,008	$2,369,200
Canada Drilling	174,123	202,706
International Drilling	2,688,912	2,979,494
Drilling Solutions	100,278	218,004
Rig Technologies	225,954	324,523
Other reconciling items (3)	443,153	666,731
Total	$5,503,428	$6,760,658
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment.

(2)	Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), (gain)/loss on debt buybacks and exchanges, impairments and other charges and other, net. Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) from continuing operations before income taxes is provided in the above table.

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

The following table sets forth financial information with respect to Nabors’ operations by geographic area based on the location of service provided:

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Operating revenues
U.S.	$841,531	$1,554,442	$1,347,448
Outside the U.S.	1,292,512	1,488,941	1,710,171
	$2,134,043	$3,043,383	$3,057,619
Property, plant and equipment, net:
U.S.	$1,917,203	$2,470,579	$2,892,910
Outside the U.S.	2,068,504	2,459,970	2,574,960
	$3,985,707	$4,930,549	$5,467,870
Goodwill:
U.S.	$—	$13,430	$65,633
Outside the U.S.	—	14,950	118,281
	$—	$28,380	$183,914

During the years ended December 31, 2020, 2019 and 2018, $642.7 million, $696.4 million and $764.5 million of our consolidated operating revenue was from Saudi Arabia. No other individual country outside of the U.S. was material to our consolidated operating revenue during any of the three periods presented.

One customer accounted for approximately 29%, 22% and 24% of our consolidated operating revenues during the years ended December 31, 2020, 2019 and 2018, respectively, and is included primarily in our International Drilling reportable segment.

Note 20 Revenue Recognition

We recognize revenue when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all the remaining benefits from that good or service. Contract drilling revenues are recorded over time utilizing the input method based on time elapsed. The measurement of progress considers the transfer of the service to the customer as we provide daily drilling services. We receive payment after the services have been performed by billing customers periodically (typically monthly). However, a portion of our revenues are recognized at a point-in-time as control is transferred at a distinct point in time such as with the sale of our top drives and other capital equipment. Within our drilling contracts, we have identified one performance obligation in which the transaction price is allocated.

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Year Ended
	December 31, 2020

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$548,859	$—	$—	$88,919	$54,185	$—	$691,963
U.S. Offshore Gulf of Mexico	126,292	—	—	9,309	—	—	135,601
Alaska	37,906	—	—	1,296	19	—	39,221
Canada	—	54,753	—	1,137	3,571	—	59,461
Middle East & Asia	—	—	728,983	40,255	58,263	—	827,501
Latin America	—	—	228,930	6,578	177	—	235,685
Europe, Africa & CIS	—	—	173,760	2,340	15,340	—	191,440
Eliminations & other	—	—	—	—	—	(46,829)	(46,829)
Total	$713,057	$54,753	$1,131,673	$149,834	$131,555	$(46,829)	$2,134,043

	Year Ended
	December 31, 2019
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$1,021,879	$—	$—	$170,639	$172,559	$—	$1,365,077
U.S. Offshore Gulf of Mexico	156,931	—	—	13,331	—	—	170,262
Alaska	62,126	—	—	4,787	986	—	67,899
Canada	—	68,274	—	1,749	8,852	—	78,875
Middle East & Asia	—	—	765,493	43,941	56,455	—	865,889
Latin America	—	—	355,189	15,558	2,318	—	373,065
Europe, Africa & CIS	—	—	203,460	2,785	19,056	—	225,301
Eliminations & other	—	—	—	—	—	(102,985)	(102,985)
Total	$1,240,936	$68,274	$1,324,142	$252,790	$260,226	$(102,985)	$3,043,383

	Year Ended
	December 31, 2018

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$910,819	$—	$—	$173,219	$188,550	$—	$1,272,588
U.S. Offshore Gulf of Mexico	122,946	—	—	13,776	—	—	136,722
Alaska	49,462	—	—	3,670	777	—	53,909
Canada	—	105,000	—	5,849	29,682	—	140,531
Middle East & Asia	—	—	888,500	35,486	26,236	—	950,222
Latin America	—	—	360,385	15,350	8,514	—	384,249
Europe, Africa & CIS	—	—	220,153	2,892	17,229	—	240,274
Eliminations & other	—	—	—	—	—	(120,876)	(120,876)
Total	$1,083,227	$105,000	$1,469,038	$250,242	$270,988	$(120,876)	$3,057,619

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In millions)
As of December 31, 2019	$507.0	$48.6	$24.9	$66.8	$70.5
As of December 31, 2020	$427.2	$23.5	$6.8	$42.8	$44.2

Approximately 61% of the contract liability balance at the beginning of the period was recognized as revenue during 2020 and 16% is expected to be recognized during 2021. The remaining 23% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2022 or thereafter.

Additionally, 64% of the contract asset balance at the beginning of the period was recognized as expense during 2020 and 22% is expected to be recognized during 2021. The remaining 14% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2022 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

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

Our leases primarily consist of office space and equipment used globally within our operations. We determine whether a contract is or contains a lease at inception of the contract based on answers to a series of questions that address whether an identified asset exists and whether we have the right to obtain substantially all the benefit of the assets and to control its use over the full term of the agreement. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate using a credit notching approach to discount the lease payments based on information available at lease commencement. Certain of our lease agreements include options to extend and options to terminate the lease, which we do not include in our minimum lease terms unless management is reasonably certain to exercise. We do not separate lease and nonlease components of contracts. There are no material residual value guarantees nor any restrictions or covenants included in our lease agreements. Certain of our leases include provisions for variable payments. These variable payments are typically determined based on a measure of throughput or actual days or another measure of usage and are not included in the calculation of lease liabilities and right-of-use assets.

Lease Position

The table below presents the lease related assets and liabilities recorded on our condensed consolidated balance sheet:

		Year Ended December 31,
		2020	2019

	Classification on the Balance Sheet	(In thousands)
Assets
Operating lease assets	Other long-term assets	$32,312	$46,647
Total lease assets		$32,312	$46,647

Liabilities
Current liabilities:
Operating lease liabilities	Current lease liabilities	$8,305	$13,479
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	$24,656	$33,396
Total lease liabilities		$32,961	$46,875

Lease Costs

The table below presents certain information related to the lease costs for our operating leases:

	Year Ended
	December 31,
	2020	2019

	(In thousands)
Operating lease cost	$15,235	$16,154
Short-term lease cost	1,165	2,568
Variable lease cost	512	605
Total lease cost	$16,912	$19,327

Other Information

The table below presents supplemental cash flow information related to leases:

	Year Ended December 31,
	2020	2019

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$15,235	$16,154

Right of use assets obtained in exchange for lease obligations:
Operating leases	$—	$17,852

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases:

	Year Ended December 31,
	2020	2019

Weighted-average remaining lease term - operating leases	7.91	7.13
Weighted-average discount rate - operating leases	6.07%	5.97%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet:

December 31, 2020
(In thousands)
2021	$10,030
2022	6,959
2023	4,816
2024	2,577
2025	2,254
Thereafter	15,176
Total undiscounted lease liability	41,812
Less: amount of lease payments representing interest	(8,851)
Long-term lease obligations	$32,961

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

PricewaterhouseCoopers LLP has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, which is included in Part II, Item 8 of this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be contained in the definitive Proxy Statement to be distributed in connection with our 2021 annual general meeting of shareholders under the captions “Director Nominees,” “Election of Directors”, “Other Executive Officers”, “Meetings of the Board and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this document by reference.

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

On June 16, 2020, we filed with the New York Stock Exchange the Annual CEO Certification regarding our compliance with the Exchange’s Corporate Governance listing standards as required by Section 303A-12(a) of the Exchange’s Listed Company Manual.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item will be contained in various sections of our definitive Proxy Statement to be distributed in connection with our 2021 annual general meeting of shareholders, including under the captions “Compensation Discussion and Analysis,” “2020 Summary Compensation Table,” 2020 Grants of Plan-Based Awards,” “2020 Outstanding Equity Awards at Fiscal Year End,” “2020 Option Exercises and Shares Vested,” “2020 Non-Qualified Deferred Compensation,” “Required Pay-Ratio Disclosure,” “2020 Potential Payouts upon Termination or Change in Control,” “Non-Employee Director Compensation,” “Risk Assessment,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and except as specified in the following sentence, is incorporated into this document by reference. Information in our definitive Proxy Statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Compensation Committee Report, is not deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2021 annual general meeting of shareholders, including under the captions “Share Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated into this document by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2021 annual general meeting of shareholders, including under the captions “Certain Relationships and Related Transactions” and “Overview of Key Governance Topics – Director Independence,” is incorporated into this document by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2021 annual general meeting of shareholders, including under the caption “Independent Auditor Fees” and is incorporated into this document by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements

(2)	Financial Statement Schedule

Page No.
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2020, 2019 and 2018	100

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

ITEM 16. FORM 10-K SUMMARY

None.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2020, 2019 and 2018

		Charged to
	Balance at	Costs and	Charged to		Balance at
	Beginning	Other	Other		End of
	of Period	Deductions	Accounts	Deductions	Period

	(In thousands)
2020
Allowance for doubtful accounts	$61,782	18,929	(329)	(10,575)	$69,807
Inventory reserve	$35,048	5,082	—	(16,653)	$23,477
Valuation allowance on deferred tax assets	$2,780,001	—	836,879	—	$3,616,880
2019
Allowance for doubtful accounts	$41,207	17,529	(51)	3,097	$61,782
Inventory reserve	$27,854	11,808	—	(4,614)	$35,048
Valuation allowance on deferred tax assets	$1,917,390	—	862,611	—	$2,780,001
2018
Allowance for doubtful accounts	$44,376	3,024	(226)	(5,967)	$41,207
Inventory reserve	$28,934	—	14,688	(15,768)	$27,854
Valuation allowance on deferred tax assets	$1,869,490	—	47,900	—	$1,917,390

Exhibit Index

Exhibit No.	Description
3.1

Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in our Registration Statement on Form S-4 (File No. 333-76198) filed with the SEC on May 10, 2002, as amended).

3.2	Certificate of Deposit of Memorandum of Increase of Share Capital (incorporated by reference to Exhibit 3.1 to our Form 10-Q (File No. 001-32657) filed with the SEC on May 8, 2020).
3.3	Amended and Restated Bye-laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 001-32657) filed with the SEC on April 22, 2020).
3.3(a)

Certificate of Designations of the 6.00% Mandatory Convertible Preferred Shares, Series A of Nabors Industries Ltd. (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 001-32657) filed with the SEC on May 14, 2018).

3.3(b)

Certificate of Designation of Series B Junior Participating Preferred Shares of Nabors Industries Ltd. (incorporated by reference to Exhibit 3.1 to our Form 8-K (File no 001-32657) filed with the SEC on May 6, 2020).

4.1

Rights Agreement, dated May 5, 2020, between Nabors Industries Ltd. and Computershare Trust Company, N.A., as Rights Agent, including the Certificate of Designation of Series B Junior Participating Preferred Shares, the Form of Right Certificate, and the Summary of Rights to Purchase Preferred Shares, respectively attached thereto as Exhibits A, B and C. (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on May 6, 2020).

4.1(a)

Amendment No. 1 to Rights Agreement, dated May 27, 2020 between Nabors Industries Ltd. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on June 2, 2020).

4.1(b)

Amendment No. 2 to Rights Agreement, dated February 5, 2021 between Nabors Industries Ltd. and Computershare Trust Company, N.A., as Rights Agent. (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on February 5, 2021).

4.2	Description of Share Capital.*
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

Exhibit No.	Description
4.6(a)

First Supplemental Indenture to the Indenture, dated January 22, 2020, among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, Wilmington Trust, National Associate, as trustee, and Citibank, N.A., as securities administrator with respect to Nabors Industries, Inc.’s 5.50% Senior Notes due 2023 (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 22, 2020).

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

4.7(a)

Supplemental Indenture, dated as of October 29, 2020 by and among Nabors Industries Inc., as Issuer, Nabors Industries, Ltd., as Guarantor, Wilmington Trust, National Association., as trustee and Citibank, N.A., as securities administrator with respect to Nabors Industries, Inc.’s 0.75% Exchangeable Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on November 3, 2020).

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

4.9

Indenture, dated as of January 10, 2020 by and among Nabors Industries Ltd., as Issuer, Nabors Industries, Inc., as Guarantor, Nabors International Finance Inc., as Guarantor, Nabors Lux Finance 1, as Guarantor, Nabors Global Holdings Limited, as Guarantor, Nabors Drilling Holdings Inc., as Guarantor, Nabors Holdings Ltd., as Guarantor, and Wells Fargo Bank, N.A., as trustee, with respect to Nabors’ Industries Ltd.’s 7.25 Senior Guaranteed Notes due 2026 and 7.50% Guaranteed Notes due 2028, including as exhibits thereto the form of Notes (incorporated by reference to Exhibit 4.1 to our form 8-K (File No. 00132657) filed with the SEC on January 14, 2020).

4.10

Indenture, dated as of October 29, 2020 by and among Nabors Industries Inc., as Issuer, the guarantors party thereto, and Wilmington Trust, National Association., as trustee with respect to Nabors Industries, Inc.’s 6.5% Senior Priority Guaranteed Notes due 2025 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on November 3, 2020).

4.11

Indenture, dated as of December 1, 2020 by and among Nabors Industries, Inc., as Issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee with respect to Nabors Industries, Inc.’s 9.00% Senior Priority Guaranteed Notes due 2025 (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on December 4, 2020).

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

Exhibit No.	Description
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

10.7(c)

Third Amendment to 2018 Credit Agreement, dated as of March 3, 2020, by and among Nabors Industries, Inc., as US Borrower, Nabors Drilling Canada Limited, as Canadian Borrower Nabors Industries Ltd., as Holdings, the other Guarantors from time to time party thereto, HSBC Bank Canada, as Canadian Lender, the Issuing Banks and other Lenders party thereto and Citibank, N.A., as Administrative Agent solely for the US Lenders and not for the Canadian Lender (incorporated by reference to Exhibit 10.1 to our Form 10-Q (File No. 001-32657) filed with the SEC on May 8, 2020).

Exhibit No.	Description
10.7(d)

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

10.12(h)(+)

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

Exhibit No.	Description
10.13(a)(+)

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

10.15(+)	Form of Director Cash Award Agreement (incorporated by reference to Exhibit 10.13 to our Form 10-Q (File No. 001-32657) filed with the SEC on August 4, 2020).
10.16(+)

Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (amended on May 2, 2003) (incorporated by reference to Exhibit 10.29 to our Form 10-Q (File No. 000-49887) filed with the SEC on May 12, 2003).

10.16(a)(+)

Form of Stock Option Agreement to the Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.17(+)	Nabors Industries Ltd. Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of our Proxy Statement (File No. 001-32657) filed with the SEC on May 4, 2006).
10.17(a)(+)	Form of Stock Option Agreement—Petrello/Isenberg (incorporated by reference to Exhibit 10.03 to our Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).
10.17(b)	Form of Stock Option Agreement—Others (incorporated by reference to Exhibit 10.04 to our Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).
10.18(+)

Amended and Restated Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Annex B to Nabors Industries Ltd.’s Definitive Proxy Statement (File No. 001-32657) filed with the SEC on April 23, 2020).

10.18(a)(+)

Form of Nabors Industries Ltd. TSR Stock Agreement – Anthony G. Petrello (2020), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.7 to our Form 10-Q (File No. 001-32657) filed with the SEC on August 4, 2020).

10.18(b)(+)

Form of Nabors Corporate Services, Inc. TSR Stock Agreement – Anthony G. Petrello (2020), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.8 to our Form 10-Q (File No. 001-32657) filed with the SEC on August 4, 2020).

10.18(c)(+)

Form of Nabors Industries Ltd. TSR Stock Agreement – William Restrepo (2020), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.9 to our Form 10-Q (File no. 001-32657) filed with the SEC on August 4, 2020).

10.18(d)(+)

Form of Nabors Corporate Services, Inc. TSR Stock Agreement – William Restrepo (2020), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.10 to our Form 10-Q (File no. 001-32657) filed with the SEC on August 4, 2020).

10.18(e)(+)

Form of Nabors Industries Ltd. Performance-Based Restricted Stock Unit Agreement (2020) – Anthony G. Petrello, pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.3 to our Form 10-Q (File No. 001-32657) filed with the SEC on August 4, 2020).

10.18(f)(+)

Form of Nabors Corporate Services, Inc. Performance-Based Restricted Stock Unit Agreement (2020) – Anthony G. Petrello, pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.4 to our Form 10-Q (File No. 001-32657) filed with the SEC on August 4, 2020).

10.18(g)(+)

Form of Nabors Industries Ltd. Performance-Based Restricted Stock Unit Agreement (2020) – William Restrepo, pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.5 to our Form 10-Q (File No. 001-32657) filed with the SEC on August 4, 2020).

10.18(h)(+)

Form of Nabors Corporate Services, Inc. Performance-Based Restricted Stock Unit Agreement (2020) – William Restrepo, pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.6 to our Form 10-Q (File No. 001-32657) filed with the SEC on August 4, 2020).

Exhibit No.	Description
10.18(i)(+)

Form of CEO Performance-Based Restricted Stock Unit Agreement (2021), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2021).

10.18(j)(+)

Form of CFO Performance-Based Restricted Stock Unit Agreement (2021), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2021).

10.18(k)(+)

Form of Restricted Stock Agreement – Directors, pursuant to the Amended and Restated Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 (File No. 333-239325) filed with the SEC on June 19, 2020).

10.18(l)(+)

Form of Restricted Stock Agreement – Others, pursuant to the Amended and Restated Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-8 (File No. 333-239325) filed with the SEC on June 19, 2020).

10.18(m)(+)	Form of Stock Option Agreement – Others, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(b) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).
10.18(n)(+)

Form of Nabors Industries Ltd. TSR Stock Grant Agreement – Anthony G. Petrello, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(d) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.18(o)(+)

Form of Nabors Corporate Services, Inc. TSR Stock Grant Agreement – Anthony G. Petrello, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(e) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.18(p)(+)

Form of Nabors Industries Ltd. TSR Stock Grant Agreement – William Restrepo, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(f) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.18(q)(+)

Form of Nabors Corporate Services, Inc. TSR Grant Agreement – William Restrepo, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(g) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.18(r)(+)

Form of Nabors Industries Ltd. Restricted Stock Agreement – Anthony G. Petrello, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(h) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.18(s)(+)

Form of Nabors Corporate Services, Inc. Restricted Stock Agreement – Anthony G. Petrello, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(i) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.18(t)(+)

Form of Nabors Industries Ltd. Restricted Stock Agreement – William Restrepo, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(j) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.18(u)(+)

Form of Nabors Corporate Services, Inc. Restricted Stock Agreement – William Restrepo, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(k) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.18(v)(+)

Form of Nabors Industries Ltd. TSR Grant Agreement – Executive, pursuant to the 2016 Stock Plan and the 2013 Stock Plan (incorporated by reference to Exhibit 10.15(n) to our Form 10-K (File No. 001-32657) filed with the SEC on February 28, 2019).

10.18(w)(+)

Form of Nabors Corporate Services, Inc. TSR Grant Agreement – Executive, pursuant to the 2016 Stock Plan and the 2013 Stock Plan (incorporated by reference to Exhibit 10.15(o) to our Form 10-K (File No. 001-32657) filed with the SEC on February 28, 2019).

10.18(x)(+)

Form of Nabors Industries Ltd. TSR Stock Grant Agreement – Anthony G. Petrello (2020) (incorporated by reference to Exhibit 10.3 to our form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

Exhibit No.	Description
10.18(y)(+)

Form of Nabors Corporate Services, Inc. TSR Stock Grant Agreement – Anthony G. Petrello (2020) (incorporated by reference to Exhibit 10.4 to our form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

10.18(z)(+)	Form of CEO Performance Based Stock Restricted Unit Agreement (2020) (incorporated by reference to Exhibit 10.5 to our form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).
10.18(aa)(+)	Form of CFO Performance Based Stock Restricted Unit Agreement (2020) (incorporated by reference to Exhibit 10.6 to our form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).
10.19(+)

Nabors Industries, Inc. Executive Deferred Compensation Plan (as Amended and Restated Effective as of April 1, 2017) (incorporated by reference to Exhibit 10.3(a) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.19(a)(+)

Amendment No. 1 to Nabors Industries, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to our form 10-Q (File No. 001-32657) filed with the SEC on November 1, 2019).

10.19(b)(+)

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

10.20(a)(+)	Amendment No. 1 to Nabors Industries, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to our form 10-Q (File No. 001-32657) filed with the SEC on November 1, 2019).
10.20(b)(+)	Amendment No. 2 to Nabors Industries, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to our form 10-Q (File No. 001-32657) filed with the SEC on November 1, 2019).
21	Significant Subsidiaries.*
22	Issuer of Registered Guaranteed Debt Securities.*
23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer.*
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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Date:	February 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY G. PETRELLO	Chairman, President and Chief Executive Officer	February 24, 2021
Anthony G. Petrello

/s/ WILLIAM RESTREPO
William Restrepo	Chief Financial Officer	February 24, 2021

/s/ TANYA S. BEDER
Tanya S. Beder	Director	February 24, 2021

/s/ ANTHONY R. CHASE
Anthony R. Chase	Director	February 24, 2021

/s/ JAMES R. CRANE
James R. Crane	Director	February 24, 2021

/s/ MICHAEL C. LINN
Michael C. Linn	Director	February 24, 2021

/s/ JOHN P. KOTTS
John P. Kotts	Director	February 24, 2021

/s/ JOHN YEARWOOD
John Yearwood	Director	February 24, 2021