Form 10-Q
period 2021-03-31
NABORS INDUSTRIES LTD
filed 2021-04-29
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

The number of common shares, par value $.05 per share, outstanding as of April 28, 2021 was 7,412,535, excluding 1,090,003 common shares held by our subsidiaries, or 8,502,538 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$417,544	$472,246
Short-term investments	17	9,500
Accounts receivable, net of allowance of $67,467 and $69,807, respectively	331,453	362,977
Inventory, net	154,272	160,585
Assets held for sale	16,563	16,562
Other current assets	116,182	109,595
Total current assets	1,036,031	1,131,465
Property, plant and equipment, net	3,829,222	3,985,707
Deferred income taxes	248,863	247,171
Other long-term assets	140,790	139,085
Total assets (1)	$5,254,906	$5,503,428
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$234,944	$220,922
Accrued liabilities	222,361	276,085
Income taxes payable	26,233	10,157
Current lease liabilities	7,259	8,305
Total current liabilities	490,797	515,469
Long-term debt	2,898,879	2,968,701
Other long-term liabilities	338,607	318,034
Deferred income taxes	2,502	1,576
Total liabilities (1)	3,730,785	3,803,780
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest in subsidiary (Note 3)	396,167	442,840

Shareholders’ equity:
Preferred shares, par value $0.001 per share:
Series A 6% Cumulative Mandatory Convertible; $50 per share liquidation preference; outstanding 4,870 and 4,870, respectively	5	5
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 8,503 and 8,383, respectively	417	419
Capital in excess of par value	3,429,089	3,423,935
Accumulated other comprehensive income (loss)	(10,756)	(11,124)
Retained earnings (accumulated deficit)	(1,089,251)	(946,100)
Less: treasury shares, at cost, 1,090 and 1,090 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	1,013,753	1,151,384
Noncontrolling interest	114,201	105,424
Total equity	1,127,954	1,256,808
Total liabilities and equity	$5,254,906	$5,503,428
(1)	The condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020 include assets and liabilities of variable interest entities. See Note 3—Joint Ventures for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$460,511	$718,364
Investment income (loss)	1,263	(3,198)
Total revenues and other income	461,774	715,166

Costs and other deductions:
Direct costs	290,654	461,840
General and administrative expenses	54,660	57,384
Research and engineering	7,467	11,409
Depreciation and amortization	177,276	227,063
Interest expense	42,975	54,722
Impairments and other charges	2,483	276,434
Other, net	4,863	(17,110)
Total costs and other deductions	580,378	1,071,742
Income (loss) from continuing operations before income taxes	(118,604)	(356,576)
Income tax expense (benefit):
Current	10,903	(7,203)
Deferred	(1,178)	24,896
Total income tax expense (benefit)	9,725	17,693
Income (loss) from continuing operations, net of tax	(128,329)	(374,269)
Income (loss) from discontinued operations, net of tax	19	(93)
Net income (loss)	(128,310)	(374,362)
Less: Net (income) loss attributable to noncontrolling interest	(8,776)	(17,465)
Net income (loss) attributable to Nabors	(137,086)	(391,827)
Less: Preferred stock dividend	(3,653)	(3,652)
Net income (loss) attributable to Nabors common shareholders	$(140,739)	$(395,479)

Amounts attributable to Nabors common shareholders:
Net income (loss) from continuing operations	$(140,758)	$(395,386)
Net income (loss) from discontinued operations	19	(93)
Net income (loss) attributable to Nabors common shareholders	$(140,739)	$(395,479)

Earnings (losses) per share:
Basic from continuing operations	$(20.16)	$(56.72)
Basic from discontinued operations	—	(0.01)
Total Basic	$(20.16)	$(56.73)
Diluted from continuing operations	$(20.16)	$(56.72)
Diluted from discontinued operations	—	(0.01)
Total Diluted	$(20.16)	$(56.73)
Weighted-average number of common shares outstanding:
Basic	7,102	7,051
Diluted	7,102	7,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Net income (loss) attributable to Nabors	$(137,086)	$(391,827)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	2,228	(17,365)
Pension liability amortization and adjustment	(1,848)	51
Unrealized gains (losses) and amortization on cash flow hedges	—	143
Other comprehensive income (loss), before tax	380	(17,171)
Income tax expense (benefit) related to items of other comprehensive income (loss)	12	47
Other comprehensive income (loss), net of tax	368	(17,218)
Comprehensive income (loss) attributable to Nabors	(136,718)	(409,045)
Net income (loss) attributable to noncontrolling interest	8,776	17,465
Comprehensive income (loss) attributable to noncontrolling interest	8,776	17,465
Comprehensive income (loss)	$(127,942)	$(391,580)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(128,310)	$(374,362)
Adjustments to net income (loss):
Depreciation and amortization	177,277	227,063
Deferred income tax expense (benefit)	(1,178)	24,903
Impairments and other charges	355	265,779
Amortization of debt discount and deferred financing costs	5,400	8,153
Losses (gains) on debt buyback	(8,062)	(15,742)
Losses (gains) on long-lived assets, net	8,524	1,391
Losses (gains) on investments, net	(315)	5,539
Provision (recovery) of bad debt	(2,339)	10,417
Share-based compensation	6,775	9,158
Foreign currency transaction losses (gains), net	2,365	(559)
Noncontrolling interest	(8,777)	(17,465)
Other	398	188
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	32,017	(16,008)
Inventory	6,039	(1,421)
Other current assets	(6,476)	12,292
Other long-term assets	(4,949)	2,046
Trade accounts payable and accrued liabilities	(17,697)	(76,952)
Income taxes payable	15,766	4,475
Other long-term liabilities	2,677	(9,733)
Net cash provided by (used for) operating activities	79,490	59,162
Cash flows from investing activities:
Purchases of investments	(14)	—
Sales and maturities of investments	10,908	1,835
Capital expenditures	(40,852)	(59,430)
Proceeds from sales of assets and insurance claims	10,839	6,822
Net cash (used for) provided by investing activities	(19,119)	(50,773)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,000,000
Reduction in long-term debt	(16,838)	(1,068,405)
Debt issuance costs	(2,421)	(15,737)
Proceeds from revolving credit facilities	95,000	795,000
Reduction in revolving credit facilities	(135,000)	(650,000)
Repurchase of common and preferred shares	—	(13,858)
Dividends to common and preferred shareholders	(3,662)	(7,937)
Distributions to noncontrolling interest	(49,077)	—
Other	(1,923)	(1,491)
Net cash (used for) provided by financing activities	(113,921)	37,572
Effect of exchange rate changes on cash and cash equivalents	(1,111)	(2,219)
Net increase (decrease) in cash and cash equivalents and restricted cash	(54,661)	43,742
Cash and cash equivalents and restricted cash, beginning of period	475,280	442,038
Cash and cash equivalents and restricted cash, end of period	$420,619	$485,780

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	472,246	435,990
Restricted cash, beginning of period	3,034	6,048
Cash and cash equivalents and restricted cash, beginning of period	$475,280	$442,038

Cash and cash equivalents, end of period	417,544	480,522
Restricted cash, end of period	3,075	5,258
Cash and cash equivalents and restricted cash, end of period	$420,619	$485,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Mandatory Convertible				Capital	Accumulated
	Preferred Shares		Common Shares		in Excess	Other			Non-
		Par		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2019	5,613	$6	416,198	$416	$3,412,972	$(11,788)	$(104,775)	$(1,314,020)	$67,354	$2,050,165
Net income (loss)	—	—	—	—	—	—	(391,827)	—	17,465	(374,362)
Dividends to common shareholders ($0.50 per share)	—	—	—	—	—	—	(3,514)	—	—	(3,514)
Dividends to preferred shareholders ($0.75 per share)	—	—	—	—	—	—	(3,652)	—	—	(3,652)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(17,218)	—	—	—	(17,218)
Repurchase of common and preferred shares	(724)	(1)	—	—	(12,126)	—	—	(1,731)	—	(13,858)
Share-based compensation	—	—	—	—	9,158	—	—	—	—	9,158
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(4,432)	—	—	(4,432)
Other	—	—	3,268	3	(1,550)	—	—	—	358	(1,189)
As of March 31, 2020	4,889	$5	419,466	$419	$3,408,454	$(29,006)	$(508,200)	$(1,315,751)	$85,177	$1,641,098

As of December 31, 2020	4,870	$5	8,383	$419	$3,423,935	$(11,124)	$(946,100)	$(1,315,751)	$105,424	$1,256,808
Net income (loss)	—	—	—	—	—	—	(137,086)	—	8,776	(128,310)
PSU distribution equivalent rights	—	—	—	—	—	—	(10)	—	—	(10)
Dividends to preferred shareholders ($0.75 per share)	—	—	—	—	—	—	(3,653)	—	—	(3,653)
Other comprehensive income (loss), net of tax	—	—	—	—	—	368	—	—	—	368
Share-based compensation	—	—	—	—	6,775	—	—	—	—	6,775
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(2,402)	—	—	(2,402)
Other	—	—	120	(2)	(1,621)	—	—	—	1	(1,622)
As of March 31, 2021	4,870	$5	8,503	$417	$3,429,089	$(10,756)	$(1,089,251)	$(1,315,751)	$114,201	$1,127,954

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

With operations in approximately 20 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of March 31, 2021 included:

●	354 actively marketed rigs for land-based drilling operations in the United States, Canada and approximately 14 other countries throughout the world; and

●	29 actively marketed rigs for offshore drilling operations in the United States and multiple international markets.

The outbreak of the novel coronavirus (“COVID-19”), together with actions by large oil and natural gas producing countries, led to decreases in commodity prices, specifically oil and natural gas prices, resulting from oversupply and demand weakness. These price decreases caused significant disruptions and volatility in the global marketplace beginning in 2020. Lower prices and the resulting weakness in demand for our services negatively affected our results of operations and cash flows, and uncertainty remains regarding the length and impact of COVID-19 on the energy industry and the outlook for our business.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly our financial position as of March 31, 2021 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the three months ended March 31, 2021 may not be indicative of results that will be realized for the full year ending December 31, 2021.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	March 31,	December 31,
	2021	2020

	(In thousands)
Raw materials	$123,594	$133,424
Work-in-progress	5,672	3,452
Finished goods	25,006	23,709
	$154,272	$160,585

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for intraperiod allocations and interim tax calculations and adds guidance to simplify accounting for income taxes. The guidance is effective for interim and annual periods beginning after December 15, 2020. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

The condensed balance sheet of SANAD, as included in our condensed consolidated balance sheet, is presented below.

	March 31,	December 31,
	2021	2020

	(In thousands)
Assets:
Cash and cash equivalents	$297,930	$368,981
Accounts receivable	74,140	79,711
Other current assets	13,854	17,148
Property, plant and equipment, net	421,951	428,331
Other long-term assets	20,654	2,590
Total assets	$828,529	$896,761
Liabilities:
Accounts payable	$59,239	$61,808
Accrued liabilities	25,745	18,791
Total liabilities	$84,984	$80,599

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

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 consisted of available-for-sale equity and debt securities. Our debt securities could transfer into or out of a Level 1 or 2 measure depending on the availability of independent and current pricing at the end of each quarter. There were no transfers of our financial assets between Level 1 and Level 2 measures during the three months ended March 31, 2021. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2021 and December 31, 2020, our short-term investments were carried at fair market value and totaled $17 thousand and $9.5 million, respectively, and primarily consisted of Level 1 measurements. No material Level 2 or Level 3 measurements exist as of any of the periods presented.

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

	March 31, 2021		December 31, 2020

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
4.625% senior notes due September 2021	$86,389	$85,470	$86,329	$78,862
5.50% senior notes due January 2023	25,425	23,830	28,443	18,768
5.10% senior notes due September 2023	120,109	108,324	121,077	78,435
0.75% senior exchangeable notes due January 2024	250,776	214,969	279,700	169,458
5.75% senior notes due February 2025	586,308	436,067	610,818	318,871
6.50% senior priority guaranteed notes due February 2025	50,485	47,772	50,485	44,059
9.00% senior priority guaranteed notes due February 2025	218,082	223,695	192,032	185,221
7.25% senior guaranteed notes due January 2026	559,978	467,318	559,978	396,106
7.50% senior guaranteed notes due January 2028	389,609	320,095	389,609	267,369
2018 revolving credit facility	632,500	632,500	672,500	672,500
	2,919,661	$2,560,041	2,990,971	$2,229,649
Less: deferred financing costs	20,782		22,270
	$2,898,879		$2,968,701

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 5 Accounts Receivable Sales Agreement

On September 13, 2019, we entered into a $250 million accounts receivable sales agreement (the “A/R Agreement”) whereby certain U.S. operating subsidiaries of the Company (collectively, the “Originators”), sold or contributed, and will on an ongoing basis continue to sell or contribute, certain of their domestic trade accounts receivables to a wholly-owned, bankruptcy-remote, special purpose entity (the “SPE” or “Seller”). The SPE in turn sells, transfers, conveys and assigns to third-party financial institutions (the “Purchasers”) all the rights, title and interest in and to its pool of eligible receivables. The sale of these receivables qualified for sale accounting treatment in accordance with ASC 860. During the period of this program, cash receipts from the Purchasers at the time of the sale were classified as operating activities in our consolidated statement of cash flows. Subsequent collections on the pledged receivables, which were not sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection. This agreement is currently scheduled to expire on August 13, 2021.

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

The maximum purchase commitment of the Purchasers under the A/R Agreement is $250.0 million. The amount available for sale to the Purchasers under the A/R Agreement fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of March 31, 2021, approximately $74.0 million had been sold to and as yet uncollected by the Purchasers. As of December 31, 2020, the corresponding number was approximately $54.0 million. Trade accounts receivable sold by the SPE to the Purchasers are derecognized from our condensed consolidated balance sheet. The fair value of the sold receivables approximated book value due to the short-term nature of the receivables and, as a result, no gain or loss on the sale of the receivables was recorded. Trade receivables pledged by the SPE as collateral to the Purchasers (excluding receivables sold to the Purchasers) totaled $78.1 million and $63.1 million as of March 31, 2021 and December 31, 2020, respectively, and are included in accounts receivable, net in our condensed consolidated balance sheet. The assets of the SPE cannot be used by the Company for general corporate purposes. Additionally, creditors of the SPE do not have recourse to assets of the Company (other than assets of the SPE).

Note 6 Debt

Debt consisted of the following:

	March 31,	December 31,
	2021	2020

	(In thousands)
4.625% senior notes due September 2021 (1)	$86,389	$86,329
5.50% senior notes due January 2023	25,425	28,443
5.10% senior notes due September 2023	120,109	121,077
0.75% senior exchangeable notes due January 2024	250,776	279,700
5.75% senior notes due February 2025	586,308	610,818
6.50% senior priority guaranteed notes due February 2025	50,485	50,485
9.00% senior priority guaranteed notes due February 2025	218,082	192,032
7.25% senior guaranteed notes due January 2026	559,978	559,978
7.50% senior guaranteed notes due January 2028	389,609	389,609
2018 revolving credit facility	632,500	672,500
	2,919,661	2,990,971
Less: deferred financing costs	20,782	22,270
Long-term debt	$2,898,879	$2,968,701

(1)	The 4.625% senior notes due September 2021 are classified as long-term because we have the ability and intent to repay this obligation utilizing our 2018 Revolving Credit Facility.

During the three months ended March 31, 2021, we repurchased $25.5 million aggregate principal amount outstanding of our senior unsecured notes for approximately $17.4 million in cash, including principal and $0.6 million in accrued and unpaid interest. In connection with these repurchases, we recognized a net gain of approximately $8.3 million for the three months ended March 31, 2021 which is included in Other, net in our condensed consolidated statement of income (loss).

Exchange Transactions

During the first quarter of 2021, we entered into two private exchange transactions in which Nabors Delaware exchanged 9.0% Senior Priority Guaranteed Notes due 2025 (the “9.0% Exchange Notes”) for various amounts of existing outstanding notes. Nabors Delaware did not receive any cash proceeds from the issuance of the Exchange Notes.

Collectively from the series of exchanges, Nabors Industries, Inc. issued $26.1 million aggregate principal amount of the 9.0% Exchange Notes in exchange for $40.0 million aggregate principal amount of various Nabors Delaware’s outstanding Notes.

We recorded a minimal gain in connection with the exchange transactions, which was accounted for in accordance with ASC 470-60, Troubled Debt Restructuring by Debtors. Under ASC 470-60, a gain is recorded in an amount equal to the sum of the future undiscounted payments (principal and interest) related to the new Exchange Notes plus the costs incurred in connection with the transaction, less the carrying value of the notes that were exchanged. In relation to the transactions, we recorded $9.4 million related to future contractual interest payments on the new Exchange Notes, and have included this amount in accrued liabilities and other long-term liabilities.

The aggregate principal amounts and recognized gain for such transactions were as follows (in thousands):

Three months ended March 31,
2021
Exchanged
0.75% senior exchangeable notes due January 2024	$35,000
5.75% senior notes due February 2025	5,000
Aggregate principal amount exchanged	40,000
Aggregate principal amount of debt issued in exchanges	26,050
Aggregated net gain (loss)	22
Per share amount of the aggregate gain	$ 0.00

0.75% Senior Exchangeable Notes Due January 2024

In January 2017, Nabors Delaware issued $575.0 million in aggregate principal amount of 0.75% exchangeable senior unsecured notes due 2024, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 0.75% per year payable semiannually on January 15 and July 15 of each year, beginning on July 15, 2017. As of March 31, 2021, there was approximately 287.3 million in aggregate principal amount that remained outstanding.

The exchangeable notes are exchangeable, under certain conditions, at an initial exchange rate of .795 common shares of Nabors per $1,000 principal amount of exchangeable notes (equivalent to an initial exchange price of approximately $1,257.81 per common share). The exchangeable notes were originally bifurcated for accounting purposes into debt and equity components of $411.2 million and $163.8 million, respectively, based on the terms of the notes and the relative fair value at the issuance date. Upon any exchange, as a result of an amendment to the notes, Nabors Delaware will settle its exchange obligation in cash.

2018 Revolving Credit Facility

In October 2018, Nabors Delaware and Nabors Drilling Canada Limited (“Nabors Canada” and together with Nabors Delaware, the “Borrowers”) entered into a credit agreement dated October 11, 2018 by and among the Borrowers, the Guarantors identified therein, HSBC Bank Canada, as the Canadian lender (the “Canadian Lender”) the issuing banks and other lenders party thereto (the “US Lenders” and, together with the Canadian Lender, the “Lenders”) and Citibank, N.A., as administrative agent solely for the U.S. Lenders (as may be amended, restated, supplemented or otherwise modified from time to time, the “2018 Revolving Credit Facility”). The 2018 Revolving Credit Facility originally had a borrowing capacity of $1.267 billion and is fully and unconditionally guaranteed by Nabors and certain of its wholly owned subsidiaries. The 2018 Revolving Credit Facility matures at the earlier of (a) October 11, 2023 and (b) July 19, 2022, if any of Nabors Delaware’s existing 5.50% senior notes due January 2023 remain outstanding as of such date. The 2018 Revolving Credit Facility contains certain affirmative and negative covenants. Amendment No. 1 to the 2018 Revolving Credit Facility provided for additional currencies in which letters of credit could be issued. On December 13, 2019, Amendment No. 2 was entered into which reduced the borrowing capacity to $1.0136 billion ($981.6 million for Nabors Delaware and $32.0 million for Nabors Canada), and replaced the net funded debt to capitalization covenant with a covenant to maintain net funded indebtedness at no greater than 5.5 times EBITDA. Amendment No. 3 to the 2018 Revolving Credit Facility was entered into on March 3, 2020, in order to permit letters of credit from the Canadian Lender on the portion of the facility dedicated to Canadian borrowings.

In September 2020, Amendment No. 4 was entered into in order to revise certain of the covenant and collateral requirements under the 2018 Revolving Credit Facility. Amendment No. 4 provides the Lenders with a first lien security interest in certain drilling rigs located in the U.S. and Canada and replaced the prior covenant to maintain net funded debt at no greater than 5.5 times EBITDA with a new covenant to maintain minimum liquidity of no less than $160.0 million at any time. Minimum liquidity is defined to mean, generally, a consolidated cash balance consisting of (a) the aggregate amount of unrestricted cash and cash equivalents maintained in a deposit account U.S. or Canadian branch of a commercial bank, plus (b) the lesser of $75 million or an amount equal to 75% of the aggregate amount of unrestricted cash and cash equivalents held in deposit account of a commercial bank outside of the U.S. or Canada, plus (c) available commitments under the 2018 Revolving Credit Facility. Additionally, the “asset to debt coverage” ratio was revised such that during any period in which Nabors Delaware fails to maintain an investment grade rating from at least two ratings agencies, the guarantors under the facility and their respective subsidiaries will be required to maintain an asset to debt coverage of at least 4.25:1, which was the case as of the date of this report. As of March 31, 2021, we had $632.5 million outstanding under our 2018 Revolving Credit Facility and the net book value of the collateralized assets under the 2018 Revolving Credit Facility was $1.26 billion. The weighted average interest rate on borrowings under the 2018 Revolving Credit Facility at March 31, 2021 was 3.63%. In order to make any future borrowings under the 2018 Revolving Credit Facility, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

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

Convertible Preferred Shares

During 2018, we issued 5.75 million of our 6% Series A Mandatory Convertible Preferred Shares (the “mandatory convertible preferred shares”), par value $0.001 per share, with a liquidation preference of $50 per share. As of March 31, 2021 and December 31, 2020 we had 4.9 million mandatory convertible preferred shares outstanding.

The dividends on the mandatory convertible preferred shares are payable on a cumulative basis at a rate of 6% annually on the initial liquidation preference of $50 per share. Dividends accumulate and are paid quarterly to the extent that we have available funds and our Board declares a dividend payable. We may elect to pay any accumulated and unpaid dividends in cash or common shares or any combination thereof. At issuance, each mandatory convertible preferred share was automatically convertible into between 0.1075 and 0.1290 of our common shares based on the average share price over a period of twenty consecutive trading days ending prior to May 1, 2021, subject to anti-dilution adjustments. As a result of the dividends paid on our common shares since the offering, the most recent publicly announced conversion rate for each mandatory convertible preferred share is between 0.1144 and 0.1372 of our common shares. Adjustments to the conversion ratio are required to be made and published when such adjustment would result in an increase or decrease of one percent or more of the conversion rate. At any time prior to May 1, 2021, a holder of mandatory convertible preferred shares may convert such mandatory convertible preferred shares into our common shares at the minimum conversion rate, subject to adjustment. Otherwise, the mandatory convertible preferred shares will automatically convert into common shares on May 3, 2021 at which time approximately 668 thousand common shares will be issued.

Shareholder Rights Plan

On May 5, 2020, our Board adopted a shareholder rights plan and declared a dividend of one right (a “Right”) for each outstanding common share to shareholders of record on May 15, 2020. Each Right entitles the holder to purchase from Nabors one one-thousandth of a Series B Junior Participating Preferred Share, par value $0.001 per share (the “Series B Preferred Shares’), of Nabors at a price of $58.08 per one one-thousandth of a Series B Preferred Share, subject to adjustment. The description of the Rights are set forth in a Rights Agreement, dated May 5, 2020 (the “Rights Agreement”), by and between Nabors and Computershare Trust Company, N.A., as Rights Agent. The Rights will expire on April 30, 2021, unless the expiration date is extended.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $21.0 million (at March 31, 2021 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We have appealed this decision again to the Supreme Court. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $13.0 million in excess of amounts accrued.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2021	2022	2023	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$121,428	64,307	112	10	$185,857

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

Diluted earnings (losses) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and unvested restricted shares. Shares issuable upon exchange of the 0.75% exchangeable notes due 2024 are not included in the calculation of diluted earnings (losses) per share unless the exchange value of the notes exceeds their principal amount at the end of the relevant reporting period, in which case the notes will be accounted for as if the number of common shares that would be necessary to settle the excess are issued. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings (losses) per share calculation, when the price of our shares exceeds $1,257.81 on the last trading day of the quarter, which did not occur during the three months ended March 31, 2021.

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended
	March 31,
	2021	2020

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(128,329)	$(374,269)
Less: net (income) loss attributable to noncontrolling interest	(8,776)	(17,465)
Less: preferred stock dividends	(3,653)	(3,652)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(2,402)	(4,432)
Less: distributed and undistributed earnings allocated to unvested shareholders	—	(125)
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(143,160)	$(399,943)
Income (loss) from discontinued operations, net of tax	$19	$(93)

Weighted-average number of shares outstanding - basic	7,102	7,051
Earnings (losses) per share:
Basic from continuing operations	$(20.16)	$(56.72)
Basic from discontinued operations	—	(0.01)
Total Basic	$(20.16)	$(56.73)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(143,160)	$(399,943)
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(143,160)	$(399,943)
Income (loss) from discontinued operations, net of tax	$19	$(93)

Weighted-average number of shares outstanding - basic	7,102	7,051
Add: dilutive effect of potential common shares	—	—
Weighted-average number of shares outstanding - diluted	7,102	7,051
Earnings (losses) per share:
Diluted from continuing operations	$(20.16)	$(56.72)
Diluted from discontinued operations	—	(0.01)
Total Diluted	$(20.16)	$(56.73)

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

	Three Months Ended
	March 31,
	2021	2020

Potentially dilutive securities excluded as anti-dilutive	72	68

Additionally, we excluded 0.79 million common shares from the computation of diluted shares issuable upon the conversion of mandatory convertible preferred shares, because their effect would be anti-dilutive under the if-converted method.

Note 10 Impairments and Other Charges

The components of impairments and other charges are provided below:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Goodwill impairments	$—	$27,798
Intangible asset impairment	—	83,624
US Drilling	—	82,372
International Drilling	—	30,485
Drilling Solutions	—	19,809
Rig Technologies	418	2,798
Oil and gas related assets	—	12,286
Severance and transaction related costs	1,079	659
Other assets	986	16,603
Total	$2,483	276,434

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

For the three months ended March 31, 2021

Rig Technologies

As a result of our periodic analysis on inventories for our Rig Technologies segment, we recorded a $0.4 million provision for obsolescence.

Severance and transaction related costs

During the three months ended March 31, 2021, we recognized charges of $1.1 million due to severance and other related costs incurred to right-size our cost structure.

Other assets

We wrote down or provided for $1.0 million of certain other assets including receivables related to our operations. The charges were primarily attributable to markets which have been adversely impacted by foreign sanctions or other political risk issues as well as bankruptcies or other financial problems.

For the three months ended March 31, 2020

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

US Drilling

Due to the sharp decline in activity as a result of industry conditions in the US in the first part of the year, we recorded impairments of $33.3 million and functionally retired $49.1 million of our lower specification rigs in the Lower 48 and Alaska markets totaling approximately $82.4 million. We determined that the assets were either functionally obsolete, would be no longer used, or the carrying value was not fully recoverable and was in excess of its fair value.

International Drilling

We impaired $30.5 million during the three months ended March 31, 2020, which represented rig and drilling-related equipment in international markets which have been impacted by market conditions and other factors.

Drilling Solutions

We impaired or retired $28.6 million of fixed assets, equipment and inventory in our Drilling Solutions segment as a result of the significant decline in utilization experienced over the first quarter due to industry conditions. We determined that the assets were either functionally obsolete, would be no longer used, or the carrying value was not fully recoverable and was in excess of its fair value.

Rig Technologies

As a result of our periodic analysis on inventories for our Rig Technologies segment, we recorded a $2.8 million provision for obsolescence.

Oil & gas related assets

During the three months ended March 31, 2020, we recognized an impairment of $12.3 million to various assets related to our retained interest in the oil and gas properties located on the North Slope of Alaska.

Severance and transaction related costs

During the three months ended March 31, 2020, we recognized charges of $0.7 million due to severance and other related costs incurred to right-size our cost structure.

Other assets

We wrote down or provided for $16.6 million of certain other assets including receivables related to our operations. The charges were primarily attributable to markets which have been adversely impacted by foreign sanctions or other political risk issues as well as bankruptcies or other financial problems.

Note 11 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	March 31,	December 31,
	2021	2020

	(In thousands)
Accrued compensation	$64,364	$82,462
Deferred revenue and proceeds on insurance and asset sales	71,566	61,473
Other taxes payable	20,170	28,602
Workers’ compensation liabilities	7,788	7,788
Interest payable	31,270	62,935
Litigation reserves	13,574	13,976
Dividends declared and payable	3,653	3,653
Other accrued liabilities	9,976	15,196
	$222,361	$276,085

Investment income (loss) includes the following:

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Interest and dividend income	$1,293	$2,373
Gains (losses) on marketable securities	(30)	(5,571)
	$1,263	$(3,198)

Other, net included the following:

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$8,522	$1,391
Litigation expenses and reserves	1,494	700
Foreign currency transaction losses (gains)	2,379	(645)
(Gain) loss on debt buyback	(8,062)	(15,742)
Other losses (gains)	530	(2,814)
	$4,863	$(17,110)

The changes in accumulated other comprehensive income (loss), by component, included the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2020	$(65)	$(3,778)	$(7,945)	$(11,788)
Other comprehensive income (loss) before reclassifications	—	—	(17,365)	(17,365)
Amounts reclassified from accumulated other comprehensive income (loss)	107	40	—	147
Net other comprehensive income (loss)	107	40	(17,365)	(17,218)
As of March 31, 2020	$42	$(3,738)	$(25,310)	$(29,006)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2021	$2	$(3,616)	$(7,510)	$(11,124)
Other comprehensive income (loss) before reclassifications	—	(1,900)	2,228	328
Amounts reclassified from accumulated other comprehensive income (loss)	—	40	—	40
Net other comprehensive income (loss)	—	(1,860)	2,228	368
As of March 31, 2021	$2	$(5,476)	$(5,282)	$(10,756)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Interest expense	$—	$142
General and administrative expenses	52	52
Total income (loss) from continuing operations before income tax	(52)	(194)
Tax expense (benefit)	(12)	(47)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(40)	$(147)

Note 12 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Operating revenues:
U.S. Drilling	$142,299	$274,901
Canada Drilling	20,989	25,591
International Drilling	246,838	337,110
Drilling Solutions	35,706	55,384
Rig Technologies	25,748	42,150
Other reconciling items (1)	(11,069)	(16,772)
Total	$460,511	$718,364

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$(23,336)	$(7,404)
Canada Drilling	3,907	37
International Drilling	(18,632)	(4,147)
Drilling Solutions	4,710	10,549
Rig Technologies	(2,569)	(8,151)
Total segment adjusted operating income (loss)	$(35,920)	$(9,116)

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total segment adjusted operating income (loss) (2)	$(35,920)	$(9,116)
Other reconciling items (3)	(33,626)	(30,216)
Investment income (loss)	1,263	(3,198)
Interest expense	(42,975)	(54,722)
Impairments and other charges	(2,483)	(276,434)
Other, net	(4,863)	17,110
Income (loss) from continuing operations before income taxes	$(118,604)	$(356,576)

	March 31,	December 31,
	2021	2020

	(In thousands)
Total assets:
U.S. Drilling	$1,804,430	$1,871,008
Canada Drilling	179,981	174,123
International Drilling	2,537,288	2,688,912
Drilling Solutions	90,971	100,278
Rig Technologies	206,446	225,954
Other reconciling items (3)	435,790	443,153
Total	$5,254,906	$5,503,428
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment.

(2)	Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), impairments and other charges and other, net. Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) from continuing operations before income taxes is provided in the above table.

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	March 31, 2021
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$109,534	$—	$—	$18,448	$12,539	$—	$140,521
U.S. Offshore Gulf of Mexico	27,193	—	—	2,736	—	—	29,929
Alaska	5,572	—	—	136	—	—	5,708
Canada	—	20,989	—	454	900	—	22,343
Middle East & Asia	—	—	168,187	8,991	9,078	—	186,256
Latin America	—	—	55,908	4,567	12	—	60,487
Europe, Africa & CIS	—	—	22,743	374	3,219	—	26,336
Eliminations & other	—	—	—	—	—	(11,069)	(11,069)
Total	$142,299	$20,989	$246,838	$35,706	$25,748	$(11,069)	$460,511

	Three Months Ended
	March 31, 2020
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$220,229	$—	$—	$35,715	$20,531	$—	$276,475
U.S. Offshore Gulf of Mexico	39,056	—	—	3,165	—	—	42,221
Alaska	15,616	—	—	986	(9)	—	16,593
Canada	—	25,591	—	729	1,612	—	27,932
Middle East & Asia	—	—	201,177	11,037	15,554	—	227,768
Latin America	—	—	84,219	2,827	152	—	87,198
Europe, Africa & CIS	—	—	51,714	925	4,310	—	56,949
Eliminations & other	—	—	—	—	—	(16,772)	(16,772)
Total	$274,901	$25,591	$337,110	$55,384	$42,150	$(16,772)	$718,364

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In millions)
As of December 31, 2020	$427.2	$23.5	$6.8	$42.8	$44.2
As of March 31, 2021	$393.5	$29.9	$8.0	$59.9	$40.0

Approximately 32% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2021, of which 7% was recognized during the three months ended March 31, 2021, and 23% is expected to be recognized during 2022. The remaining 45% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2023 or thereafter.

Additionally, 65% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2021, of which 19% was recognized during the three months ended March 31, 2021, and 28% is expected to be recognized during 2022. The remaining 7% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2023 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

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

The above description of risks and uncertainties is by no means all-inclusive, but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors that may affect us or our industry, please refer to Item 1A. — Risk Factors in our 2020 Annual Report.

Management Overview

This section is intended to help you understand our results of operations and our financial condition. This information is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto.

We own and operate one of the world’s largest land-based drilling rig fleets and provide offshore rigs in the United States and numerous international markets. Our business is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies, consisting of equipment manufacturing, rig instrumentation and optimization software. We also specialize in tubular running services, wellbore placement solutions and are a leading provider of directional drilling and measurement-while-drilling systems and services.

Outlook

The demand for our products and services is a function of the level of spending by oil and gas companies for exploration, development and production activities. The level of exploration, development and production activities is to a large extent tied to the prices of oil and natural gas, which can fluctuate significantly, are highly volatile and tend to be highly sensitive to supply and demand cycles. Additionally, oil and gas companies may attempt to intentionally limit their capital spending to a percentage of their operating cash flows that may be different than what they have used historically, in order to increase returns to their shareholders.

During 2020, the oil markets experienced unprecedented volatility. The COVID-19 outbreak, and its development into a pandemic, along with policies and actions taken by governments and companies and behaviors of customers around the world, had a significant negative impact on demand for oil. The Lower-48 rig market began to stabilize during the second half of 2020. We expect measured but steady increases in activity throughout 2021 for the Lower-48 market. Our International markets have also experienced factors and conditions that have led to similar reductions in activity throughout 2020, but the impact has varied considerably from country to country. As governmental restrictions continue to ease, we expect our international activity to increase through the remainder of the year.

Financial Results

Comparison of the three months ended March 31, 2021 and 2020

Operating revenues for the three months ended March 31, 2021 totaled $460.5 million, representing a decrease of $257.9 million, or 36%, compared to the three months ended March 31, 2020. Revenues declined across all of our operating segments due to the impact on our businesses brought on by the COVID-19 outbreak mentioned earlier.  While all of our segments have been adversely impacted, the US markets experienced the most dramatic decline in activity, as evidenced by the 37% decline in average rigs working within our US Drilling operating segment.  Our Drilling Solutions and Rig Technology segments also are affected by the decline in activity in the US.  Our International Drilling segment experienced a significant, but less pronounced decline in activity as evidenced by the 26% decline in average rigs working. For a more detailed description of operating results see Segment Results of Operations, below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $140.8 million ($20.16 per diluted share) for the three months ended March 31, 2021 compared to a net loss from continuing operations attributable to Nabors common shareholders of $395.4 million ($56.72 per diluted share) for the three months ended March 31, 2020, or a $254.6 million decrease in the net loss. Our net loss was adversely impacted by the $30.2 million decrease in our segments’ adjusted operating income. The majority of the decrease in net loss is attributable to $276.4 million in various impairments and other charges recognized during the three months ended March 31, 2020.

General and administrative expenses for the three months ended March 31, 2021 totaled $54.7 million, representing a decrease of $2.7 million, or 5%, compared to the three months ended March 31, 2020. This is reflective of general cost-reduction efforts across our operating segments and our corporate offices due to current industry market conditions.

Research and engineering expenses for the three months ended March 31, 2021 totaled $7.5 million, representing a decrease of $3.9 million, or 35%, compared to the three months ended March 31, 2020. The decrease is attributable to reductions in staffing levels and other cost control efforts across many of our research and engineering projects and initiatives due to current industry market conditions.

Depreciation and amortization expense for the three months ended March 31, 2021 was $177.3 million, representing a decrease of $49.8 million, or 22%, compared to the three months ended March 31, 2020. The decrease is partially attributable to the reduction in rig activity in the current year as compared to the prior year. Impairment charges recorded throughout 2020 also contributed to the decrease in the current period, along with the combination of many assets recently reaching the ends of their useful lives and limited capital expenditures over recent years.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	March 31,
	2021	2020	Increase/(Decrease)
U.S. Drilling
Operating revenues	$142,299	$274,901	$(132,602)	(48)%
Adjusted operating income (loss) (1)	$(23,336)	$(7,404)	$(15,932)	(215)%
Average rigs working (2)	60.5	96.4	(35.9)	(37)%

Canada Drilling
Operating revenues	$20,989	$25,591	$(4,602)	(18)%
Adjusted operating income (loss) (1)	$3,907	$37	$3,870	10,459%
Average rigs working (2)	13.7	16.8	(3.1)	(18)%

International Drilling
Operating revenues	$246,838	$337,110	$(90,272)	(27)%
Adjusted operating income (loss) (1)	$(18,632)	$(4,147)	$(14,485)	(349)%
Average rigs working (2)	64.8	86.7	(21.9)	(25)%

Drilling Solutions
Operating revenues	$35,706	$55,384	$(19,678)	(36)%
Adjusted operating income (loss) (1)	$4,710	$10,549	$(5,839)	(55)%

Rig Technologies
Operating revenues	$25,748	$42,150	$(16,402)	(39)%
Adjusted operating income (loss) (1)	$(2,569)	$(8,151)	$5,582	68%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 12—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment decreased by $132.6 million or 48% during the three months ended March 31, 2021 compared to the corresponding period in 2020 primarily due to a decrease in activity as reflected by a 37% decrease in the average number of rigs working. To a lesser degree, pricing for our services has also been negatively affected by the decline in activity. This reduction in revenues was partially offset by significant cost reductions related to the drop in activity.

Canada Drilling

Operating revenues decreased by $4.6 million or 18% during the three months ended March 31, 2021 compared to the corresponding prior year period primarily due to a decrease in activity as evidenced by the 18% decrease in average rigs working and decreased day rates. However, cost reduction actions more than offset the drop in revenue.

International Drilling

Operating revenues for our International Drilling segment decreased by $90.3 million or 27% compared to the corresponding prior year period primarily due to reduced activity, as reflected by the 25% decrease in the average number of rigs working. This reduction in revenues was partially offset by significant cost reductions related to the drop in activity.

Drilling Solutions

Operating revenues for this segment decreased by $19.7 million or 36% during the three months ended March 31, 2021 compared to the corresponding period in 2020 primarily due to the reduced activity across the U.S. as the market softened in response to reduced oil prices and COVID-19. The reduction in activity and operating revenues was partially offset by cost management initiatives mainly focusing on labor and repair and maintenance costs as well as an overall reduction in administrative expenses.

Rig Technologies

Operating revenues for our Rig Technologies segment decreased by $16.4 million or 39% during the three months ended March 31, 2021 compared to the corresponding period due to the overall decline in activity in the U.S. as mentioned previously. Despite a significant drop in revenues of $16.4 million, this segment enacted significant cost reduction measures to mitigate all the impact, such that adjusted operating income was up by $5.6 million.

Other Financial Information

Interest expense

Interest expense for the three months ended March 31, 2021 was $43.0 million, representing a decrease of $11.7 million, or 21%, compared to the three months ended March 31, 2020. The decrease was primarily due to debt restructuring in Q4 2020 resulting in reduced interest expense.

Impairments and other charges

During the three months ended March 31, 2021, we recognized impairments and other charges of approximately $2.5 million, which primarily consisted of severance and reorganization costs of $1.1 million due to cost cutting measures that we enacted in response to the current industry environment, as well as write downs and provisions for $1.0 million of certain other assets including receivables related to our operations.

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

Other, net

Other, net for the three months ended March 31, 2021 was $4.9 million of loss, which included a net gain on debt buybacks of $8.1 million. This was offset by net losses on sales and disposals of assets of approximately $8.5 million, foreign currency loss of $2.4 million and an increase in litigation reserves of $1.5 million.

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

Income taxes

Our worldwide tax expense for the three months ended March 31, 2021 was $9.7 million compared to $17.7 million for the three months ended March 31, 2020. The decrease in tax expense was primarily attributable to a decrease in operating income in the jurisdictions in which we operate, as well as the change in our geographic mix of our pre-tax earnings (losses). Additionally, the higher tax expense for the three months ended March 31, 2020 is the result of the discrete accrual of valuation allowances on deferred tax assets of $7.4 million.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and cash generated from operations. As of March 31, 2021, we had cash and short-term investments of $417.6 million and working capital of $545.2 million. As of December 31, 2020, we had cash and short-term investments of $481.7 million and working capital of $616.0 million.

At March 31, 2021, we had $632.5 million of borrowings outstanding under the 2018 Revolving Credit Facility, which has a total borrowing capacity of $1.014 billion. The 2018 Revolving Credit Facility requires us to maintain “minimum liquidity” of no less than $160.0 million at all times, and an asset to debt coverage ratio of at least 4.25:1 as of the end of each calendar quarter. Minimum liquidity is defined to mean, generally, a consolidated cash balance consisting of (a) the aggregate amount of unrestricted cash and cash equivalents maintained in a deposit account U.S. or Canadian branch of a commercial bank, plus (b) the lesser of $75 million or an amount equal to 75% of the aggregate amount of unrestricted cash and cash equivalents held in deposit account of a commercial bank outside of the U.S. or Canada, plus (c) available commitments under the 2018 Revolving Credit Facility. The asset to debt coverage ratio applies only during the period which Nabors Delaware fails to maintain an investment grade rating from at least two rating agencies, which was the case as of the date of this report. As of March 31, 2021, we were in compliance with both the minimum liquidity and asset to debt coverage ratio requirements under the 2018 Revolving Credit Facility. We also had $60.3 million of letters of credit outstanding under the 2018 Revolving Credit Facility.

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

We had 18 letter-of-credit facilities with various banks as of March 31, 2021. Availability under these facilities as of March 31, 2021 was as follows:

March 31,
2021
(In thousands)
Credit available	$620,552
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	101,377
Remaining availability	$519,175

Accounts Receivable Sales Agreement

On September 13, 2019, we entered into the $250 million A/R Agreement whereby the Originators sold or contributed, and will on an ongoing basis continue to sell or contribute, certain of their domestic trade accounts receivables to a wholly-owned, bankruptcy-remote, SPE. The SPE would in turn, sell, transfer, convey and assign to third-party Purchasers, all the rights, title and interest in and to its pool of eligible receivables. This agreement is currently scheduled to expire on August 13, 2021.

The amount available for purchase under the A/R Agreement fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreement is approximately $250.0 million and the amount of receivables purchased by the Purchasers as of March 31, 2021 was $74.0 million.

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

Purchase commitments outstanding at March 31, 2021 totaled approximately $132.3 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included below under “Off-Balance Sheet Arrangements (Including Guarantees).”

There have been no material changes to the contractual cash obligations table that was included in our 2020 Annual Report.

On August 25, 2015, our Board authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400.0 million of our common shares by various means, including in the open market or in privately negotiated transactions. Authorization for the program, which was renewed in February 2019, does not have an expiration date and does not obligate us to repurchase any of our common shares. Since establishing the program, we have repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of March 31, 2021, the remaining amount authorized under the program that may be used to purchase shares was $278.9 million. As of March 31, 2021, our subsidiaries held 1.1 million of our common shares.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the three months ended March 31, 2021 and 2020 below.

Operating Activities. Net cash provided by operating activities totaled $79.5 million during the three months ended March 31, 2021, compared to net cash provided of $59.2 million during the corresponding 2020 period. Operating cash flows are our primary source of capital and liquidity.  Cash from operating results (before working capital changes) was $52.1 million for the three months ended March 31, 2021, a decrease of $92.4 million when compared to $144.5 million in the corresponding 2020 period.  Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are also significant factors affecting operating cash flows and can be highly volatile in periods of increasing or decreasing activity levels. Changes in working capital items provided $27.4 million in cash flows during the three months ended March 31, 2021, a $112.7 million improvement as compared to the negative $85.3 million in cash flows from working capital in the corresponding 2020 period.  The positive impact from working capital more than offset the negative impact from operating results.

Investing Activities. Net cash used for investing activities totaled $19.1 million during the three months ended March 31, 2021 compared to net cash used of $50.8 million during the corresponding 2020 period. Our primary use of cash for investing activities is capital expenditures for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the three months ended March 31, 2021 and 2020, we used cash for capital expenditures totaling $40.9 million and $59.4 million, respectively.

We received $10.8 million in proceeds from sales of assets and insurance claims during the three months ended March 31, 2021 compared to $6.8 million for the corresponding 2020 period. We also received $10.9 million in sales and maturities of investments for the three months ended March 31, 2021 compared to $1.8 million for the corresponding 2020 period.

Financing Activities. Net cash used for financing activities totaled $113.9 million during the three months ended March 31, 2021. During the three months ended March 31, 2021, we used $49.1 million for a redeemable non-controlling interest distribution, $40.0 million in net amounts repaid under our revolving credit facility and by a $16.8 million repayment on our senior notes. Additionally, we paid dividends totaling $3.6 million to our preferred shareholders.

Net cash provided by financing activities totaled $37.6 million during the three months ended March 31, 2020. During the three months ended March 31, 2020, we received net proceeds of $1.0 billion in proceeds from the issuance of new long term debt as well as $145.0 million in net amounts borrowed under our revolving credit facilities. This was partially offset by a $1.1 billion repayment on our senior notes. Additionally, we paid dividends totaling $7.9 million to our common and preferred shareholders.

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries

Nabors Delaware is an indirect, wholly-owned subsidiary of Nabors. Nabors fully and unconditionally guarantees the due and punctual payment of the principal of, premium, if any, and interest on Nabors Delaware’s registered notes, which are its (i) 4.625% Senior Notes due 2021 (the “2021 Notes”), (ii) 5.10% Senior Notes due 2023 (the “2023 Notes”), (iii) 5.50% Senior Notes due 2023 (the “5.50% 2023 Notes”) and (iv) 5.75% Senior Notes due 2025 (the “2025 Notes” and, together with the 2021 Notes, the 2023 Notes, the 5.50% 2023 Notes and the 2025 Notes, the “Registered Notes”), and any other obligations of Nabors Delaware under the Registered Notes when and as they become due and payable, whether at maturity, upon redemption, by acceleration or otherwise, if Nabors Delaware is unable to satisfy these obligations. Nabors' guarantee of Nabors Delaware's obligations under the Registered Notes are its unsecured and unsubordinated obligation and have the same ranking with respect to Nabors' indebtedness as the Registered Notes have with respect to Nabors Delaware's indebtedness. In the event that Nabors is required to withhold or deduct on account of any Bermudian taxes due from any payment made under or with respect to its guarantees, subject to certain exceptions, Nabors will pay additional amounts so that the net amount received by each holder of Registered Notes will equal the amount that such holder would have received if the Bermudian taxes had not been required to be withheld or deducted.

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

Summarized combined Balance Sheet and Income Statement information for the Obligated Group follows (in thousands):

	March 31,	December 31,
Summarized Combined Balance Sheet Information	2021	2020

Assets
Current Assets	$1,541	$27,432
Non-Current Assets	419,211	415,768
Noncurrent assets - affiliates	7,091,820	7,226,211
Total Assets	7,512,572	7,669,411

Liabilities and Stockholders' Equity
Current liabilities	38,674	71,605
Noncurrent liabilities	2,998,260	3,086,794
Noncurrent liabilities - affiliates	594,514	494,589
Total Liabilities	3,631,448	3,652,988
Stockholders' Equity	3,881,124	4,016,423
Total Liabilities and Stockholders' Equity	7,512,572	7,669,411

	Three Months Ended	Year Ended
	March 31,	December 31,
Summarized Combined Income Statement Information	2021	2020
Total revenues, earnings (loss) from consolidated affiliates and other income	$(95,949)	$(554,953)
Income from continuing operations, net of tax	(132,890)	(581,521)
Dividends on preferred stock	(3,653)	(14,611)
Net income (loss) attributable to Nabors common shareholders	(136,543)	(596,132)

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2021	2022	2023	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$121,428	64,307	112	10	$185,857

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2020 Annual Report. There were no material changes in our exposure to market risk during the three months ended March 31, 2021 from those disclosed in our 2020 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 — Commitments and Contingencies — Litigation for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the information set forth elsewhere in this report, the risk factors set forth in Part 1, Item 1A, of our 2020 Annual Report, should be carefully considered when evaluating us. These risks are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended March 31, 2021 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
January 1 - January 31	14	$58.23	—	278,914
February 1 - February 28	8	$87.72	—	278,914
March 1 - March 31	4	$113.43	—	278,914
(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2013 Stock Plan and 2016 Stock Plan. Each of the 2016 Stock Plan, the 2013 Stock Plan, the 2003 Employee Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through March 31, 2021, we repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of March 31, 2021, we had $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of March 31, 2021, our subsidiaries held 1.1 million of our common shares.

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	April 29, 2021