Form 10-Q
period 2021-06-30
NABORS INDUSTRIES LTD
filed 2021-08-02
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

The number of common shares, par value $.05 per share, outstanding as of July 30, 2021 was 8,241,552, excluding 1,090,003 common shares held by our subsidiaries, or 9,331,555 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$399,881	$472,246
Short-term investments	16	9,500
Accounts receivable, net of allowance of $70,047 and $69,807, respectively	312,136	362,977
Inventory, net	147,362	160,585
Assets held for sale	111,682	16,562
Other current assets	116,062	109,595
Total current assets	1,087,139	1,131,465
Property, plant and equipment, net	3,562,350	3,985,707
Deferred income taxes	251,108	247,171
Other long-term assets	141,721	139,085
Total assets (1)	$5,042,318	$5,503,428
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$232,543	$220,922
Accrued liabilities	270,890	276,085
Income taxes payable	19,070	10,157
Current lease liabilities	6,613	8,305
Total current liabilities	529,116	515,469
Long-term debt	2,823,125	2,968,701
Other long-term liabilities	352,348	318,034
Deferred income taxes	2,289	1,576
Total liabilities (1)	3,706,878	3,803,780
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest in subsidiary (Note 3)	398,497	442,840

Shareholders’ equity:
Preferred shares, par value $0.001 per share:
Series A 6% Cumulative Mandatory Convertible; $50 per share liquidation preference; outstanding 0 and 4,870, respectively	—	5
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 9,181 and 8,383, respectively	459	419
Capital in excess of par value	3,433,144	3,423,935
Accumulated other comprehensive income (loss)	(8,624)	(11,124)
Retained earnings (accumulated deficit)	(1,290,309)	(946,100)
Less: treasury shares, at cost, 1,090 and 1,090 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	818,919	1,151,384
Noncontrolling interest	118,024	105,424
Total equity	936,943	1,256,808
Total liabilities and equity	$5,042,318	$5,503,428
(1)	The condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020 include assets and liabilities of variable interest entities. See Note 3—Joint Ventures for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$489,333	$533,931	$949,844	$1,252,295
Investment income (loss)	(62)	2,036	1,201	(1,162)
Total revenues and other income	489,271	535,967	951,045	1,251,133

Costs and other deductions:
Direct costs	312,466	326,557	603,120	788,397
General and administrative expenses	51,580	46,244	106,240	103,628
Research and engineering	7,965	7,305	15,432	18,714
Depreciation and amortization	174,775	211,120	352,051	438,183
Interest expense	41,714	51,206	84,689	105,928
Impairments and other charges	59,868	57,852	62,351	334,286
Other, net	6,587	(30,795)	11,450	(47,905)
Total costs and other deductions	654,955	669,489	1,235,333	1,741,231
Income (loss) from continuing operations before income taxes	(165,684)	(133,522)	(284,288)	(490,098)
Income tax expense (benefit):
Current	27,195	(336)	38,098	(7,539)
Deferred	(2,476)	4,782	(3,654)	29,678
Total income tax expense (benefit)	24,719	4,446	34,444	22,139
Income (loss) from continuing operations, net of tax	(190,403)	(137,968)	(318,732)	(512,237)
Income (loss) from discontinued operations, net of tax	8	23	27	(70)
Net income (loss)	(190,395)	(137,945)	(318,705)	(512,307)
Less: Net (income) loss attributable to noncontrolling interest	(5,614)	(10,167)	(14,390)	(27,632)
Net income (loss) attributable to Nabors	(196,009)	(148,112)	(333,095)	(539,939)
Less: Preferred stock dividend	—	(3,653)	(3,653)	(7,305)
Net income (loss) attributable to Nabors common shareholders	$(196,009)	$(151,765)	$(336,748)	$(547,244)

Amounts attributable to Nabors common shareholders:
Net income (loss) from continuing operations	$(196,017)	$(151,788)	$(336,775)	$(547,174)
Net income (loss) from discontinued operations	8	23	27	(70)
Net income (loss) attributable to Nabors common shareholders	$(196,009)	$(151,765)	$(336,748)	$(547,244)

Earnings (losses) per share:
Basic from continuing operations	$(26.59)	$(22.13)	$(46.90)	$(78.85)
Basic from discontinued operations	—	—	—	(0.01)
Total Basic	$(26.59)	$(22.13)	$(46.90)	$(78.86)
Diluted from continuing operations	$(26.59)	$(22.13)	$(46.90)	$(78.85)
Diluted from discontinued operations	—	—	—	(0.01)
Total Diluted	$(26.59)	$(22.13)	$(46.90)	$(78.86)
Weighted-average number of common shares outstanding:
Basic	7,460	7,052	7,281	7,052
Diluted	7,460	7,052	7,281	7,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Net income (loss) attributable to Nabors	$(196,009)	$(148,112)	$(333,095)	$(539,939)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	2,092	6,671	4,320	(10,694)
Pension liability amortization and adjustment	52	52	(1,796)	104
Unrealized gains (losses) and amortization on cash flow hedges	—	142	—	284
Other comprehensive income (loss), before tax	2,144	6,865	2,524	(10,306)
Income tax expense (benefit) related to items of other comprehensive income (loss)	12	47	24	94
Other comprehensive income (loss), net of tax	2,132	6,818	2,500	(10,400)
Comprehensive income (loss) attributable to Nabors	(193,877)	(141,294)	(330,595)	(550,339)
Net income (loss) attributable to noncontrolling interest	5,614	10,167	14,390	27,632
Translation adjustment attributable to noncontrolling interest	—	—	—	—
Comprehensive income (loss) attributable to noncontrolling interest	5,614	10,167	14,390	27,632
Comprehensive income (loss)	$(188,263)	$(131,127)	$(316,205)	$(522,707)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(318,705)	$(512,307)
Adjustments to net income (loss):
Depreciation and amortization	352,052	438,182
Deferred income tax expense (benefit)	(3,649)	29,682
Impairments and other charges	58,710	310,296
Amortization of debt discount and deferred financing costs	10,592	16,208
Losses (gains) on debt buyback	(8,185)	(51,678)
Losses (gains) on long-lived assets, net	17,488	2,428
Losses (gains) on investments, net	(775)	4,733
Provision (recovery) of bad debt	240	10,164
Share-based compensation	10,741	15,756
Foreign currency transaction losses (gains), net	2,499	2,130
Noncontrolling interest	(14,390)	(27,632)
Other	684	352
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	45,385	89,981
Inventory	12,685	(724)
Other current assets	(6,624)	7,926
Other long-term assets	(3,643)	10,273
Trade accounts payable and accrued liabilities	28,324	(127,830)
Income taxes payable	8,697	8,823
Other long-term liabilities	21,077	(24,991)
Net cash provided by (used for) operating activities	213,203	201,772
Cash flows from investing activities:
Purchases of investments	(28)	(16)
Sales and maturities of investments	11,369	1,861
Capital expenditures	(117,785)	(106,766)
Proceeds from sales of assets and insurance claims	21,525	12,772
Net cash (used for) provided by investing activities	(84,919)	(92,149)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,000,000
Reduction in long-term debt	(21,800)	(1,218,622)
Debt issuance costs	(2,421)	(16,023)
Proceeds from revolving credit facilities	110,000	1,240,000
Reduction in revolving credit facilities	(225,000)	(1,035,000)
Repurchase of common and preferred shares	—	(13,858)
Dividends to common and preferred shareholders	(7,315)	(15,232)
Distributions to noncontrolling interest	(50,867)	(1,005)
Other	(1,990)	(1,576)
Net cash (used for) provided by financing activities	(199,393)	(61,316)
Effect of exchange rate changes on cash and cash equivalents	(1,349)	(3,336)
Net increase (decrease) in cash and cash equivalents and restricted cash	(72,458)	44,971
Cash and cash equivalents and restricted cash, beginning of period	475,280	442,038
Cash and cash equivalents and restricted cash, end of period	$402,822	$487,009

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	472,246	435,990
Restricted cash, beginning of period	3,034	6,048
Cash and cash equivalents and restricted cash, beginning of period	$475,280	$442,038

Cash and cash equivalents, end of period	399,881	484,336
Restricted cash, end of period	2,941	2,673
Cash and cash equivalents and restricted cash, end of period	$402,822	$487,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Mandatory Convertible				Capital	Accumulated
	Preferred Shares		Common Shares		in Excess	Other			Non-
		Par		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of March 31, 2020	4,870	$5	419,466	$419	$3,408,454	$(29,006)	$(508,200)	$(1,315,751)	$85,177	$1,641,098
Net income (loss)	—	—	—	—	—	—	(148,112)	—	10,167	(137,945)
Dividends to common shareholders ($0.01 per share)	—	—	—	—	—	—	(119)	—	—	(119)
Dividends to preferred shareholders ($0.75 per share)	—	—	—	—	—	—	(3,653)	—	—	(3,653)
Other comprehensive income (loss), net of tax	—	—	—	—	—	6,818	—	—	—	6,818
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(4,307)	—	—	(4,307)
Other	—	—	(411,077)	—	6,599	—	—	—	(1,005)	5,594
As of June 30, 2020	4,870	$5	8,389	$419	$3,415,053	$(22,188)	$(664,391)	$(1,315,751)	$94,339	$1,507,486

As of March 31, 2021	4,870	$5	8,503	$417	$3,429,089	$(10,756)	$(1,089,251)	$(1,315,751)	$114,201	$1,127,954
Net income (loss)	—	—	—	—	—	—	(196,009)	—	5,614	(190,395)
Issuance of warrants on common shares	—	—	—	—	—	—	(2,719)	—	—	(2,719)
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,132	—	—	—	2,132
Share-based compensation	—	—	—	—	3,965	—	—	—	—	3,965
Conversion of preferred shares	(4,870)	(5)	668	34	(34)	—	—	—	—	(5)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(1,791)	(1,791)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(2,330)	—	—	(2,330)
Other	—	—	10	8	124	—	—	—	—	132
As of June 30, 2021	—	$—	9,181	$459	$3,433,144	$(8,624)	$(1,290,309)	$(1,315,751)	$118,024	$936,943

	Mandatory Convertible				Capital	Accumulated
	Preferred Shares		Common Shares		in Excess	Other			Non-
		Par		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2019	5,613	$6	416,198	$416	$3,412,972	$(11,788)	$(104,775)	$(1,314,020)	$67,354	$2,050,165
Net income (loss)	—	—	—	—	—	—	(539,939)	—	27,632	(512,307)
Dividends to common shareholders ($0.01 per share)	—	—	—	—	—	—	(3,633)	—	—	(3,633)
Dividends to preferred shareholders ($1.50 per share)	—	—	—	—	—	—	(7,305)	—	—	(7,305)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(10,400)	—	—	—	(10,400)
Repurchase preferred shares	(743)	(1)	—	—	(12,127)	—	—	(1,731)	—	(13,859)
Share-based compensation	—	—	—	—	15,757	—	—	—	—	15,757
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(1,004)	(1,004)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(8,739)	—	—	(8,739)
Other	—	—	(407,809)	3	(1,549)	—	—	—	357	(1,189)
As of June 30, 2020	4,870	$5	8,389	$419	$3,415,053	$(22,188)	$(664,391)	$(1,315,751)	$94,339	$1,507,486

As of December 31, 2020	4,870	$5	8,383	$419	$3,423,935	$(11,124)	$(946,100)	$(1,315,751)	$105,424	$1,256,808
Net income (loss)	—	—	—	—	—	—	(333,095)	—	14,390	(318,705)
PSU distribution equivalent rights	—	—	—	—	—	—	(10)	—	—	(10)
Dividends to preferred shareholders ($0.75 per share)	—	—	—	—	—	—	(3,653)	—	—	(3,653)
Issuance of warrants on common shares	—	—	—	—	—	—	(2,719)	—	—	(2,719)
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,500	—	—	—	2,500
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(1,790)	(1,790)
Share-based compensation	—	—	—	—	10,740	—	—	—	—	10,740
Conversion of preferred shares	(4,870)	(5)	668	34	(34)	—	—	—	—	(5)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(4,732)	—	—	(4,732)
Other	—	—	130	6	(1,497)	—	—	—	—	(1,491)
As of June 30, 2021	—	$—	9,181	$459	$3,433,144	$(8,624)	$(1,290,309)	$(1,315,751)	$118,024	$936,943

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

With operations in approximately 20 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of June 30, 2021 included:

●	354 actively marketed rigs for land-based drilling operations in the United States, Canada and approximately 14 other countries throughout the world; and

●	29 actively marketed rigs for offshore drilling operations in the United States and multiple international markets.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “Commission”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly our financial position as of June 30, 2021 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the six months ended June 30, 2021 may not be indicative of results that will be realized for the full year ending December 31, 2021.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	June 30,	December 31,
	2021	2020

	(In thousands)
Raw materials	$118,150	$133,424
Work-in-progress	2,881	3,452
Finished goods	26,331	23,709
	$147,362	$160,585

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

The condensed balance sheet of SANAD, as included in our condensed consolidated balance sheet, is presented below.

	June 30,	December 31,
	2021	2020

	(In thousands)
Assets:
Cash and cash equivalents	$304,924	$368,981
Accounts receivable	70,273	79,711
Other current assets	11,105	17,148
Property, plant and equipment, net	456,050	428,331
Other long-term assets	20,223	2,590
Total assets	$862,575	$896,761
Liabilities:
Accounts payable	$60,269	$61,808
Accrued liabilities	29,792	18,791
Total liabilities	$90,061	$80,599

Note 4 Accounts Receivable Sales Agreement

On September 13, 2019, we entered into a $250 million accounts receivable sales facility, consisting of a Receivables Sales Agreement and a Receivables Purchase Agreement (collectively, the “A/R Facility”) whereby certain U.S. operating subsidiaries of the Company (collectively, the “Originators”), sold or contributed, and will on an ongoing basis continue to sell or contribute, certain of their domestic trade accounts receivables to a wholly-owned, bankruptcy-remote, special purpose entity (the “SPE” or “Seller”). The SPE in turn sells, transfers, conveys and assigns to third-party financial institutions (the “Purchasers”) all the rights, title and interest in and to its pool of eligible receivables. The sale of these receivables qualified for sale accounting treatment in accordance with ASC 860. During the period of this program, cash receipts from the Purchasers at the time of the sale were classified as operating activities in our consolidated statement of cash flows. Subsequent collections on the pledged receivables, which were not sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection.

On July 13, 2021, we entered into the First Amendment to the Receivables Purchase Agreement which extends the term of the A/R Facility by two years, to August 13, 2023. However, the expiration of the agreement could be accelerated to the earlier of (i) December 31, 2022, if by that date the Company’s 2018 Revolving Credit Facility is not amended to extend its termination date to as least October 11, 2024 and immediately after giving effect to such amendment the consolidated cash balance of the company is not at least $220 million or (ii) July 19, 2022, if any of the 5.5% Senior Notes due 2023 of Nabors Delaware remain outstanding as of such date. The amendment also reduced the commitments of the Purchasers from $250 million to $150 million, with the possibility of being increased up to $200 million.

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

The amount available for sale to the Purchasers under the A/R Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of June 30, 2021, approximately $84.0 million had been sold to and as yet uncollected by the Purchasers. As of December 31, 2020, the corresponding number was approximately $54.0 million. Trade accounts receivable sold by the SPE to the Purchasers are derecognized from our condensed consolidated balance sheet. The fair value of the sold receivables approximated book value due to the short-term nature of the receivables and, as a result, no gain or loss on the sale of the receivables was recorded. Trade receivables pledged by the SPE as collateral to the Purchasers (excluding receivables sold to the Purchasers) totaled $40.9 million and $63.1 million as of June 30,

2021 and December 31, 2020, respectively, and are included in accounts receivable, net in our condensed consolidated balance sheet. The assets of the SPE cannot be used by the Company for general corporate purposes. Additionally, creditors of the SPE do not have recourse to assets of the Company (other than assets of the SPE).

Note 5 Debt

Debt consisted of the following:

	June 30,	December 31,
	2021	2020

	(In thousands)
4.625% senior notes due September 2021 (1)	$82,428	$86,329
5.50% senior notes due January 2023	24,446	28,443
5.10% senior notes due September 2023	120,141	121,077
0.75% senior exchangeable notes due January 2024	253,733	279,700
5.75% senior notes due February 2025	586,308	610,818
6.50% senior priority guaranteed notes due February 2025	50,485	50,485
9.00% senior priority guaranteed notes due February 2025	218,082	192,032
7.25% senior guaranteed notes due January 2026	559,978	559,978
7.50% senior guaranteed notes due January 2028	389,609	389,609
2018 revolving credit facility	557,500	672,500
	2,842,710	2,990,971
Less: deferred financing costs	19,585	22,270
Long-term debt	$2,823,125	$2,968,701

(1)	The 4.625% senior notes due September 2021 are classified as long-term because we have the ability and intent to repay this obligation utilizing our 2018 Revolving Credit Facility.

During the six months ended June 30, 2021, we repurchased $30.5 million aggregate principal amount outstanding of our senior unsecured notes for approximately $22.4 million in cash, including principal and $0.6 million in accrued and unpaid interest. In connection with these repurchases, we recognized a net gain of approximately $8.2 million for the six months ended June 30, 2021, which is included in Other, net in our condensed consolidated statement of income (loss).

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

We recorded a minimal gain in connection with the exchange transactions, which was accounted for in accordance with ASC 470-60, Troubled Debt Restructuring by Debtors. Under ASC 470-60, a gain is recorded in an amount equal to the sum of the future undiscounted payments (principal and interest) related to the new Exchange Notes plus the costs incurred in connection with the transaction, less the carrying value of the notes that were exchanged. In relation to the transactions, we recorded $9.4 million related to future contractual interest payments on the new Exchange Notes and have included this amount in accrued liabilities and other long-term liabilities.

The aggregate principal amounts and recognized gain for such transactions were as follows (in thousands):

Six months ended June 30,
2021
Exchanged
0.75% senior exchangeable notes due January 2024	$35,000
5.75% senior notes due February 2025	5,000
Aggregate principal amount exchanged	40,000
Aggregate principal amount of debt issued in exchanges	26,050

0.75% Senior Exchangeable Notes Due January 2024

In January 2017, Nabors Delaware issued $575.0 million in aggregate principal amount of 0.75% exchangeable senior unsecured notes due 2024, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 0.75% per year payable semiannually on January 15 and July 15 of each year, beginning on July 15, 2017. As of June 30, 2021, there was approximately $287.3 million in aggregate principal amount that remained outstanding.

The exchangeable notes are currently exchangeable, under certain conditions, at an exchange rate of .8018 common shares of Nabors per $1,000 principal amount of exchangeable notes (equivalent to an exchange price of approximately $1,247.19 per common share). The exchangeable notes were originally bifurcated for accounting purposes into debt and equity components of $411.2 million and $163.8 million, respectively, based on the terms of the notes and the relative fair value at the issuance date. Upon any exchange, as a result of an amendment to the notes, Nabors Delaware will settle its exchange obligation in cash.

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

In September 2020, Amendment No. 4 was entered into in order to revise certain of the covenant and collateral requirements under the 2018 Revolving Credit Facility. Amendment No. 4 provides the Lenders with a first lien security interest in certain drilling rigs located in the U.S. and Canada and replaced the prior covenant to maintain net funded debt at no greater than 5.5 times EBITDA with a new covenant to maintain minimum liquidity of no less than $160.0 million at any time. Minimum liquidity is defined to mean, generally, a consolidated cash balance consisting of (a) the aggregate amount of unrestricted cash and cash equivalents maintained in a deposit account U.S. or Canadian branch of a commercial bank, plus (b) the lesser of $75 million or an amount equal to 75% of the aggregate amount of unrestricted cash and cash equivalents held in deposit account of a commercial bank outside of the U.S. or Canada, plus (c) available commitments under the 2018 Revolving Credit Facility. Additionally, the “asset to debt coverage” ratio was revised such that during any period in which Nabors Delaware fails to maintain an investment grade rating from at least two ratings agencies, the guarantors under the facility and their respective subsidiaries will be required to maintain an asset to debt coverage of at least 4.25:1, which was the case as of the date of this report. On July 29, 2021, in connection with the closing of the sale of substantially all of our Canada Drilling assets, we entered into a Canadian Amending Agreement with the Canadian Lender under which we repaid all outstanding loans owed to the Canadian Lender under the 2018 Revolving Credit Facility, the first lien security interest in the Canada assets was released and the commitments of the Canadian Lender under the 2018 Revolving Credit Facility were terminated.

As of June 30, 2021, we had $557.5 million outstanding under our 2018 Revolving Credit Facility and the net book value of the collateralized assets under the 2018 Revolving Credit Facility was $1.26 billion. The weighted average interest rate on borrowings under the 2018 Revolving Credit Facility at June 30, 2021 was 3.62%. In order to make any future borrowings under the 2018 Revolving Credit Facility, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

As of the date of this report, we were in compliance with all covenants under the 2018 Revolving Credit Facility. We expect to remain in compliance with all covenants under the 2018 Revolving Credit Facility during the twelve-month period following the date of this report based on our current operational and financial projections. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

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

Common stock warrants

On May 27, 2021, the Board declared a distribution to holders of the Company’s common shares of warrants to purchase its common shares (the “Warrants”). Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3,236,430 warrants on June 11, 2021 to shareholders of record as of June 4, 2021.

Each Warrant represents the right to purchase one common share at an initial exercise price of $166.66667 per Warrant, subject to certain adjustments (the “Exercise Price”). In addition, Warrants submitted for exercise may be eligible to receive an additional one-third common share due to the incentive share component. The incentive share is an extra amount of common shares that Nabors will award when the volume weighted average price of Nabors’ common shares on the day before any Warrant holder exercises its Warrants multiplied by three is at least 6% higher than the sum of the volume weighted average prices of Nabors’ common shares on each of the second, third and fourth days before any Warrant holder exercises its Warrants. Payment for common shares on exercise of Warrants may be in (i) cash or (ii)“Designated Notes,” which the Company initially defines as (a) Nabors Delaware’s (i) 5.10% Notes due 2023, (ii) 0.75% Exchangeable Notes due 2024, (iii) 5.75% Notes due 2025 and (b) the Company’s 7.25% Notes due 2026, subject to compliance with applicable procedures with respect to the delivery of the Warrants and Designated Notes. The Exercise Price and the number of common shares issuable upon exercise are subject to anti-dilution adjustments, including for share dividends, splits, subdivisions, spin-offs, consolidations, reclassifications, combinations, noncash distributions, cash dividends (other than regular quarterly cash dividends not exceeding a permitted threshold amount), certain pro rata shares repurchases, and similar transactions, including certain issuances of common shares (or securities exercisable or convertible into or exchangeable for common shares) at a price (or having a conversion price) that is less than 95% of the market price of the common shares.

The common stock warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Warrants was initially measured at fair value using a Monte Carlo pricing model and subsequently, the fair value of the Warrants have been estimated using a Monte Carlo pricing model at each measurement date. At distribution, the fair value of the Warrants was $2.7 million. At June 30, 2021, the fair value of the Warrants was $1.0 million and $1.7 million of gain was recognized during Q2 for the decrease in liability.

Convertible Preferred Shares

During 2018, we issued 5.75 million of our 6% Series A Mandatory Convertible Preferred Shares (the “mandatory convertible preferred shares”), par value $0.001 per share, with a liquidation preference of $50 per share. As of December 31, 2020, we had 4.9 million mandatory convertible preferred shares outstanding. The mandatory convertible preferred shares automatically converted into common shares on May 3, 2021 at which time approximately 668,000 common shares were issued.

Shareholder Rights Plan

On May 5, 2020, our Board adopted a shareholder rights plan and declared a dividend of one right (a “Right”) for each outstanding common share to shareholders of record on May 15, 2020. Each Right entitles the holder to purchase from Nabors one one-thousandth of a Series B Junior Participating Preferred Share, par value $0.001 per share (the “Series B Preferred Shares’), of Nabors at a price of $58.08 per one one-thousandth of a Series B Preferred Share, subject to adjustment. The description of the Rights is set forth in a Rights Agreement, dated May 5, 2020 (the “Rights Agreement”), by and between Nabors and Computershare Trust Company, N.A., as Rights Agent. The Rights expired on April 30, 2021.

Initially, the Rights were not be exercisable and would trade with our common shares. Under the Rights Agreement, the Rights would become exercisable only if a person or group or persons acting together (each, an “acquiring person”) acquires beneficial ownership of 4.9% or more of our outstanding common shares. The Rights Agreement was amended on May 27, 2020, to permit the shareholder identified therein, together with affiliates and associates, to beneficially own up to 10% of our outstanding common shares.

If the Rights were triggered, each holder of a Right (other than the acquiring person, whose Rights would become void) would be entitled to purchase additional shares of our common stock at a 50% discount. In addition, if we were acquired in a merger or other business combination after an Acquiring Person acquired more than 4.9% of our outstanding common shares (10% for the shareholder identified in the amendment), each holder of a Right would then be entitled to purchase shares of the acquiring company’s stock at a 50% discount.  Our Board, at its option, could exchange each Right (other than Rights owned by the acquiring person that have become void) in whole or in part, at an exchange ratio of one common share per outstanding Right, subject to adjustment. Except as provided in the Rights Agreement, our Board was entitled to redeem the Rights at $0.01 per Right.

A person or group of persons that beneficially owned our common shares at or above the trigger threshold as of the time of the public announcement of the Rights Agreement generally would not trigger the Rights until such person or group of persons increases its ownership by 0.5% or more.

Note 7 Fair Value Measurements

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

Recurring Fair Value Measurements

The fair value of the common stock warrants was initially measured at fair value using a Monte Carlo option pricing model and subsequently, the fair value of the warrants have been estimated using the Monte Carlo pricing model for each measurement date. The estimated fair value of the warrants is determined using Level 3 inputs. Inherent in the option pricing simulation are assumptions related to expected stock-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its common stock warrants based on implied and historical volatility of the company’s traded common stock. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is based on the Company’s ability to initiate expiration, subject to a 20 business day notice period.

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

	June 30, 2021		December 31, 2020

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
4.625% senior notes due September 2021	$82,428	$82,718	$86,329	$78,862
5.50% senior notes due January 2023	24,446	23,683	28,443	18,768
5.10% senior notes due September 2023	120,141	116,524	121,077	78,435
0.75% senior exchangeable notes due January 2024	253,733	257,391	279,700	169,458
5.75% senior notes due February 2025	586,308	540,195	610,818	318,871
6.50% senior priority guaranteed notes due February 2025	50,485	49,156	50,485	44,059
9.00% senior priority guaranteed notes due February 2025	218,082	229,869	192,032	185,221
7.25% senior guaranteed notes due January 2026	559,978	550,240	559,978	396,106
7.50% senior guaranteed notes due January 2028	389,609	376,409	389,609	267,369
2018 revolving credit facility	557,500	557,500	672,500	672,500
	$2,842,710	$2,783,685	$2,990,971	$2,229,649
Less: deferred financing costs	19,585		22,270
	$2,823,125		$2,968,701

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

In March 2011, the Court of Ouargla entered a judgment of approximately $21.0 million (at June 30, 2021 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We appealed this decision again to the Supreme Court and the Court has annulled the decision of the Ouargla Court of Appeals.  Accordingly, the case is being sent back to the Court of Ouargla for further proceedings on October 10, 2021 consistent with the Supreme Court’s ruling. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $13.0 million in excess of amounts accrued.

Following a routine audit conducted in May and June of 2018 by the Atyrau Oblast Ecology Department (the “AOED”), our joint venture in Kazakhstan, KMG Nabors Drilling Company (“KNDC”), was administratively fined for not having emissions permits for KNDC owned or leased equipment.  Prior to this audit, the AOED had always accepted the operator’s permits for all their subcontractors. However, because of major personnel changes, AOED changed their position and is now requiring that the owner/lessor of the equipment that emits the pollutants must have its own permits.  Administrative fines have been issued to KNDC and were paid in the amount of $0.8 million for violations regarding the failure to have proper permits. AOED had also assessed additional “environmental damages” in the amount of $3.4 million for the period while KNDC did not hold its’ own emissions permit. However, KNDC appealed this fine and the AOED Economic Court ruled in KNDC’s favor. AOED appealed this decision, which was reversed on February 21, 2020.  KNDC has further appealed and is awaiting rulings. Additional damages in the form of later year audits and taxes were assumed exposing KNDC to possible penalties and fines. KNDC and the operator have executed an agreement (SLA) formalizing the operator’s obligation to reimburse KNDC for many of the financial expenses related to this case as well as penalties and expenses related to future audit periods.  Since 2019 KNDC holds its own permits. Another audit by AOED was performed for the second half of 2018, and KNDC is awaiting final rulings.  Meanwhile, KNDC has received notice from government officials that certain of our employees may be held personally responsible. We continue to be engaged and are monitoring the situation.

Off-Balance Sheet Arrangements (Including Guarantees)

We are a party to some transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements include the A/R Facility (see Note 4—Accounts Receivable Sales Agreement) and certain agreements and obligations under which we provide financial or performance assurance to third parties. Certain of these financial or performance assurances serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. In addition, we have provided indemnifications, which serve as guarantees, to some third parties. These guarantees include indemnification provided by Nabors to our share transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2021	2022	2023	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$46,462	140,828	112	50	$187,452

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(190,403)	$(137,968)	$(318,732)	$(512,237)
Less: net (income) loss attributable to noncontrolling interest	(5,614)	(10,167)	(14,390)	(27,632)
Less: preferred stock dividends	—	(3,653)	(3,653)	(7,305)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(2,330)	(4,307)	(4,732)	(8,739)
Less: distributed and undistributed earnings allocated to unvested shareholders	—	—	—	(125)
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(198,347)	$(156,095)	$(341,507)	$(556,038)
Income (loss) from discontinued operations, net of tax	$8	$23	$27	$(70)

Weighted-average number of shares outstanding - basic	7,460	7,052	7,281	7,052
Earnings (losses) per share:
Basic from continuing operations	$(26.59)	$(22.13)	$(46.90)	$(78.85)
Basic from discontinued operations	—	—	—	(0.01)
Total Basic	$(26.59)	$(22.13)	$(46.90)	$(78.86)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(198,347)	$(156,095)	$(341,507)	$(556,038)
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(198,347)	$(156,095)	$(341,507)	$(556,038)
Income (loss) from discontinued operations, net of tax	$8	$23	$27	$(70)

Weighted-average number of shares outstanding - basic	7,460	7,052	7,281	7,052
Add: dilutive effect of potential common shares	—	—	—	—
Weighted-average number of shares outstanding - diluted	7,460	7,052	7,281	7,052
Earnings (losses) per share:
Diluted from continuing operations	$(26.59)	$(22.13)	$(46.90)	$(78.85)
Diluted from discontinued operations	—	—	—	(0.01)
Total Diluted	$(26.59)	$(22.13)	$(46.90)	$(78.86)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Potentially dilutive securities excluded as anti-dilutive	75	67	74	67

Additionally, through the first quarter of 2021, we excluded 0.79 million common shares from the computation of diluted shares issuable upon the conversion of mandatory convertible preferred shares, because their effect would be anti-dilutive under the if-converted method. Starting in the second quarter of 2021, we excluded 5.0 million shares from the computation of diluted shares related to the warrants issued because their effect would be anti-dilutive under the if-converted method.

Note 10 Impairments and Other Charges

The components of impairments and other charges are provided below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Goodwill impairments	$—	$—	$—	$27,798
Intangible asset impairment	—	1	—	83,625
US Drilling	—	4,961	—	87,333
Canada Drilling	58,000	—	58,000	—
International Drilling	—	32,591	215	63,076
Drilling Solutions	—	8,832	—	28,641
Rig Technologies	—	(90)	418	2,708
Oil and gas related assets	—	—	—	12,286
Severance and transaction related costs	1,513	11,176	2,592	11,835
Other assets	355	381	1,126	16,984
Total	$59,868	$57,852	$62,351	334,286

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

For the three and six months ended June 30, 2021

Canada Drilling

During the three months ended June 30, 2021, we recognized an impairment of $58.0 million related to the reclassification of the Canada Drilling assets to assets held for sale.

Rig Technologies

As a result of our periodic analysis on inventories for our Rig Technologies segment, we recorded a $0.4 million provision for obsolescence.

Severance and transaction related costs

During the six months ended June 30, 2021, we recognized charges of $2.6 million due to severance and other related costs incurred to right-size our cost structure.

Other assets

We wrote down or provided for $1.1 million of certain other assets including receivables related to our operations. The charges were primarily attributable to markets which have been adversely impacted by foreign sanctions or other political risk issues as well as bankruptcies or other financial problems.

For the three and six months ended June 30, 2020

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

Intangible asset impairments

We also reviewed our intangible assets for impairment in the first quarter of 2020 as a result of the industry conditions. The fair value of our intangible assets is determined using discounted cash flow models. Based on our updated projections of future cash flows, the fair value of our intangible assets did not support the carrying value. As such, we recognized an impairment of $83.6 million to write off all remaining intangible assets attributable to our Drilling Solutions and Rig Technologies operating segments.

US Drilling

Due to the sharp decline in activity as a result of industry conditions in the US in the first part of the year relative to the same period in the prior year, we recorded impairments of $33.3 million and functionally retired $54.0 million of our lower specification rigs in the Lower 48 and Alaska markets totaling approximately $87.3 million. We determined that the assets were either functionally obsolete, would be no longer used, or the carrying value was not fully recoverable and was in excess of its fair value.

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

Drilling Solutions

We impaired or retired $28.6 million of fixed assets, equipment and inventory in our Drilling Solutions segment as a result of the significant decline in utilization experienced over the first half of the year due to industry conditions. We determined that the assets were either functionally obsolete, would be no longer used, or the carrying value was not fully recoverable and was in excess of its fair value.

Rig Technologies

As a result of our periodic analysis on inventories for our Rig Technologies segment, we recorded a $2.7 million provision for obsolescence.

Oil & gas related assets

In the first quarter of 2020, we recognized an impairment of $12.3 million to various assets related to our retained interest in the oil and gas properties located on the North Slope of Alaska.

Severance and transaction related costs

During the six months ended June 30, 2020, we recognized charges of $11.8 million due to severance and other related costs incurred to right-size our cost structure.

Other assets

We wrote down or provided for $17.0 million of certain other assets including receivables related to our operations. The charges were primarily attributable to markets which have been adversely impacted by foreign sanctions or other political risk issues as well as bankruptcies or other financial problems.

Note 11 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	June 30,	December 31,
	2021	2020

	(In thousands)
Accrued compensation	$71,278	$82,462
Deferred revenue and proceeds on insurance and asset sales	69,654	61,473
Other taxes payable	29,027	28,602
Workers’ compensation liabilities	7,788	7,788
Interest payable	70,245	62,935
Litigation reserves	14,621	13,976
Dividends declared and payable	—	3,653
Other accrued liabilities	8,277	15,196
	$270,890	$276,085

Investment income (loss) includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Interest and dividend income	$(290)	$1,230	$1,003	$3,603
Gains (losses) on marketable securities	228	806	198	(4,765)
	$(62)	$2,036	$1,201	$(1,162)

Other, net included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$8,965	$1,037	$17,488	$2,428
Litigation expenses and reserves	1,847	1,412	3,341	2,112
Foreign currency transaction losses (gains)	148	2,727	2,527	2,082
(Gain) loss on debt buyback	(123)	(35,936)	(8,185)	(51,678)
Other losses (gains)	(4,250)	(35)	(3,721)	(2,849)
	$6,587	$(30,795)	$11,450	$(47,905)

The changes in accumulated other comprehensive income (loss), by component, included the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2020	$(65)	$(3,778)	$(7,945)	$(11,788)
Other comprehensive income (loss) before reclassifications	—	—	(10,694)	(10,694)
Amounts reclassified from accumulated other comprehensive income (loss)	214	80	—	294
Net other comprehensive income (loss)	214	80	(10,694)	(10,400)
As of June 30, 2020	$149	$(3,698)	$(18,639)	$(22,188)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2021	$2	$(3,616)	$(7,510)	$(11,124)
Other comprehensive income (loss) before reclassifications	—	(1,900)	4,320	2,420
Amounts reclassified from accumulated other comprehensive income (loss)	—	80	—	80
Net other comprehensive income (loss)	—	(1,820)	4,320	2,500
As of June 30, 2021	$2	$(5,436)	$(3,190)	$(8,624)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Interest expense	$—	$142	$—	$284
General and administrative expenses	52	52	104	104
Total income (loss) from continuing operations before income tax	(52)	(194)	(104)	(388)
Tax expense (benefit)	(12)	(47)	(24)	(94)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(40)	$(147)	$(80)	$(294)

Note 12 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Operating revenues:
U.S. Drilling	$161,606	$173,784	$303,905	$448,685
Canada Drilling	12,313	3,564	33,302	29,155
International Drilling	255,282	301,078	502,120	638,188
Drilling Solutions	39,111	33,129	74,817	88,513
Rig Technologies	34,552	33,582	60,300	75,732
Other reconciling items (1)	(13,531)	(11,206)	(24,600)	(27,978)
Total	$489,333	$533,931	$949,844	$1,252,295

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$(20,869)	$(23,395)	$(44,205)	$(30,799)
Canada Drilling	(2,608)	(5,795)	1,299	(5,758)
International Drilling	(8,439)	276	(27,071)	(3,871)
Drilling Solutions	6,524	1,733	11,234	12,282
Rig Technologies	(692)	(1,492)	(3,261)	(9,643)
Total segment adjusted operating income (loss)	$(26,084)	$(28,673)	$(62,004)	$(37,789)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total segment adjusted operating income (loss) (2)	$(26,084)	$(28,673)	$(62,004)	$(37,789)
Other reconciling items (3)	(31,369)	(28,622)	(64,995)	(58,838)
Investment income (loss)	(62)	2,036	1,201	(1,162)
Interest expense	(41,714)	(51,206)	(84,689)	(105,928)
Impairments and other charges	(59,868)	(57,852)	(62,351)	(334,286)
Other, net	(6,587)	30,795	(11,450)	47,905
Income (loss) from continuing operations before income taxes	$(165,684)	$(133,522)	$(284,288)	$(490,098)

	June 30,	December 31,
	2021	2020

	(In thousands)
Total assets:
U.S. Drilling	$1,724,672	$1,871,008
Canada Drilling	109,437	174,123
International Drilling	2,493,823	2,688,912
Drilling Solutions	82,705	100,278
Rig Technologies	208,611	225,954
Other reconciling items (3)	423,070	443,153
Total	$5,042,318	$5,503,428
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment.

(2)	Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), impairments and other charges and other, net. Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) from continuing operations before income taxes is provided in the above table.

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	June 30, 2021

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$121,360	$—	$—	$21,436	$15,448	$—	$158,244
U.S. Offshore Gulf of Mexico	32,967	—	—	1,822	—	—	34,789
Alaska	7,279	—	—	185	14	—	7,478
Canada	—	12,313	—	204	1,383	—	13,900
Middle East & Asia	—	—	174,339	9,457	13,575	—	197,371
Latin America	—	—	57,931	5,658	163	—	63,752
Europe, Africa & CIS	—	—	23,012	349	3,969	—	27,330
Eliminations & other	—	—	—	—	—	(13,531)	(13,531)
Total	$161,606	$12,313	$255,282	$39,111	$34,552	$(13,531)	$489,333

	Six Months Ended
	June 30, 2021
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$230,896	$—	$—	$39,884	$27,985	$—	$298,765
U.S. Offshore Gulf of Mexico	60,159	—	—	4,558	—	—	64,717
Alaska	12,850	—	—	322	14	—	13,186
Canada	—	33,302	—	658	2,283	—	36,243
Middle East & Asia	—	—	342,525	18,448	22,655	—	383,628
Latin America	—	—	113,839	10,224	176	—	124,239
Europe, Africa & CIS	—	—	45,756	723	7,187	—	53,666
Eliminations & other	—	—	—	—	—	(24,600)	(24,600)
Total	$303,905	$33,302	$502,120	$74,817	$60,300	$(24,600)	$949,844

	Three Months Ended
	June 30, 2020

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$128,814	$—	$—	$19,325	$12,108	$—	$160,247
U.S. Offshore Gulf of Mexico	36,682	—	—	1,867	—	—	38,549
Alaska	8,288	—	—	244	27	—	8,559
Canada	—	3,564	—	78	584	—	4,226
Middle East & Asia	—	—	193,313	10,496	16,581	—	220,390
Latin America	—	—	49,700	555	(30)	—	50,225
Europe, Africa & CIS	—	—	58,065	564	4,312	—	62,941
Eliminations & other	—	—	—	—	—	(11,206)	(11,206)
Total	$173,784	$3,564	$301,078	$33,129	$33,582	$(11,206)	$533,931

	Six Months Ended
	June 30, 2020
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$349,043	$—	$—	$55,037	$32,640	$—	$436,720
U.S. Offshore Gulf of Mexico	75,738	—	—	5,033	—	—	80,771
Alaska	23,904	—	—	1,230	18	—	25,152
Canada	—	29,155	—	808	2,196	—	32,159
Middle East & Asia	—	—	394,490	21,534	32,134	—	448,158
Latin America	—	—	133,919	3,382	122	—	137,423
Europe, Africa & CIS	—	—	109,779	1,489	8,622	—	119,890
Eliminations & other	—	—	—	—	—	(27,978)	(27,978)
Total	$448,685	$29,155	$638,188	$88,513	$75,732	$(27,978)	$1,252,295

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In millions)
As of December 31, 2020	$427.2	$23.5	$6.8	$42.8	$44.2
As of June 30, 2021	$379.8	$26.6	$5.3	$46.9	$35.6

Approximately 39% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2021, of which 13% was recognized during the six months ended June 30, 2021, and 20% is expected to be recognized during 2022. The remaining 41% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2023 or thereafter.

Additionally, 68% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2021, of which 35% was recognized during the six months ended June 30, 2021, and 26% is expected to be recognized during 2022. The remaining 6% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2023 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

Note 14 Assets Held for Sale

Assets held for sale as of June 30, 2021 and December 31, 2020 was $111.7 million and $16.6 million, respectively. At June 30, 2021, $95.0 million of the assets consisted of our Canada Drilling segment assets. These assets include our fleet of 35 land-based drilling rigs and related equipment and property which the company has entered into an agreement to sell. The sale closed during July 2021. The remainder of the assets held for sale represent rigs located in Algeria.

The carrying value of the assets held for sale represents the lower of carrying value or fair value less costs to sell.

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

The above description of risks and uncertainties is by no means all-inclusive but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors that may affect us or our industry, please refer to Item 1A. — Risk Factors in our 2020 Annual Report and Part II, Item 1A. — Risk Factors in this report.

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

Outlook

The demand for our products and services is a function of the level of spending by oil and gas companies for exploration, development and production activities. The level of exploration, development and production activities is to a large extent tied to the prices of oil and natural gas, which can fluctuate significantly, are highly volatile and tend to be highly sensitive to supply and demand cycles. Additionally, some oil and gas companies may intentionally limit their capital spending to a percentage of their operating cash flows that may be different than what they have used historically, in order to increase returns to their shareholders.

During 2020, the oil markets experienced unprecedented volatility. The COVID-19 outbreak, and its development into a pandemic, along with policies and actions taken by governments and companies and behaviors of customers around the world, had a significant negative impact on demand for oil. The Lower-48 drilling rig market began to stabilize during the second half of 2020. We expect measured but steady increases in activity throughout 2021 for the Lower-48 market. Our International markets have also experienced factors and conditions that have led to similar reductions in activity throughout 2020, but the impact has varied considerably from country to country. As government-imposed restrictions continue to ease, we expect our international activity to generally increase through the remainder of the year.

Recent Developments

Common stock warrants

On May 27, 2021, the Board declared a distribution to holders of the Company’s common shares of warrants to purchase its common shares (the “Warrants”). Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3,236,430 warrants on June 11, 2021 to shareholders of record as of June 4, 2021.

Each Warrant will represent the right to purchase one common share at an initial exercise price of $166.66667 per Warrant, subject to certain adjustments (the “Exercise Price”). In addition, Warrants submitted for exercise may be eligible to receive an additional one-third common share due to the incentive share component. The incentive share is an extra amount of common shares that Nabors will award when the volume weighted average price of Nabors’ common shares on the day before any Warrant holder exercises its Warrants multiplied by three is at least 6% higher than the sum of the volume weighted average prices of Nabors’ common shares on each of the second, third and fourth days before any Warrant holder exercises its Warrants. Payment for common shares on exercise of Warrants may be in (i) cash or (ii) “Designated Notes,” which the Company initially defines as (a) Nabors Delaware’s (i) 5.10% Notes due 2023, (ii) 0.75% Exchangeable Notes due 2024, (iii) 5.75% Notes due 2025 and (b) the Company’s 7.25% Notes due 2026, subject to compliance with applicable procedures with respect to the delivery of the Warrants and Designated Notes. The

Exercise Price and the number of common shares issuable upon exercise are subject to anti-dilution adjustments, including for share dividends, splits, subdivisions, spin-offs, consolidations, reclassifications, combinations, noncash distributions, cash dividends (other than regular quarterly cash dividends not exceeding a permitted threshold amount), certain pro rata repurchases and similar transactions, including certain issuances of common shares (or securities exercisable or convertible into or exchangeable for common shares) at a price (or having a conversion price) that is less than 95% of the market price of the common shares. The Warrants may be exercised up to 5:00 p.m. New York City time on the expiration date, which is currently June 11, 2026, but may be accelerated at any time by the Company upon 20-days’ prior notice. The Company has listed the Warrants on the over-the-counter market.

Canada Asset Sale

During the second quarter of 2021, Nabors entered into an agreement to sell the assets of its Canada Drilling segment for $117.5 million CAD (or approximately $95.5 million USD). The sale closed during July 2021.

Financial Results

Comparison of the three months ended June 30, 2021 and 2020

Operating revenues for the three months ended June 30, 2021 totaled $489.3 million, representing a decrease of $44.6 million, or 8%, compared to the three months ended June 30, 2020. Revenues declined due to the impact on our businesses brought on by the COVID-19 outbreak.  Our International Drilling segment experienced a decline in activity as evidenced by the 17% decline in average rigs working. For a more detailed description of operating results see Segment Results of Operations, below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $196.0 million ($26.59 per diluted share) for the three months ended June 30, 2021 compared to a net loss from continuing operations attributable to Nabors common shareholders of $151.8 million ($22.13 per diluted share) for the three months ended June 30, 2020, or a $44.2 million increase in the net loss. The majority of the increase in net loss is attributable to $35.9 million in gains in debt buybacks recognized during the three months ended June 30, 2020.

General and administrative expenses for the three months ended June 30, 2021 totaled $51.6 million, representing an increase of $5.3 million, or 12%, compared to the three months ended June 30, 2020. This is reflective of workforce cost reductions taken in the quarter ending June 30, 2020 due to industry market conditions.

Research and engineering expenses for the three months ended June 30, 2021 totaled $8.0 million, representing an increase of $0.7 million, or 9%, compared to the three months ended June 30, 2020. The increase is attributable to work force cost reductions taken in the quarter ending June 30, 2020 due to industry market conditions.

Depreciation and amortization expense for the three months ended June 30, 2021 was $174.8 million, representing a decrease of $36.3 million, or 17%, compared to the three months ended June 30, 2020. The decrease is partially attributable to the reduction in rig activity in the current year as compared to the prior year. Impairment charges recorded throughout 2020 also contributed to the decrease in the current period, along with the combination of many assets recently reaching the ends of their useful lives and limited capital expenditures over recent years.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	June 30,
	2021	2020	Increase/(Decrease)
U.S. Drilling
Operating revenues	$161,606	$173,784	$(12,178)	(7)%
Adjusted operating income (loss) (1)	$(20,869)	$(23,395)	$2,526	11%
Average rigs working (2)	69.2	63.8	5.4	8%

Canada Drilling
Operating revenues	$12,313	$3,564	$8,749	245%
Adjusted operating income (loss) (1)	$(2,608)	$(5,795)	$3,187	55%
Average rigs working (2)	8.2	2.2	6.0	273%

International Drilling
Operating revenues	$255,282	$301,078	$(45,796)	(15)%
Adjusted operating income (loss) (1)	$(8,439)	$276	$(8,715)	(3,158)%
Average rigs working (2)	68.3	82.4	(14.1)	(17)%

Drilling Solutions
Operating revenues	$39,111	$33,129	$5,982	18%
Adjusted operating income (loss) (1)	$6,524	$1,733	$4,791	276%

Rig Technologies
Operating revenues	$34,552	$33,582	$970	3%
Adjusted operating income (loss) (1)	$(692)	$(1,492)	$800	54%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 12—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment decreased by $12.2 million or 7% during the three months ended June 30, 2021 compared to the corresponding period in 2020. The increase of average rigs working of 8% was more than offset by pricing decreases for our services. This reduction in revenues was partially offset by significant cost reductions related to the drop in activity.

Canada Drilling

Operating revenues increased by $8.8 million during the three months ended June 30, 2021 compared to the corresponding prior year period primarily due to an increase in activity in average rigs working.

International Drilling

Operating revenues for our International Drilling segment decreased by $45.8 million or 15% compared to the corresponding prior year period primarily due to reduced activity, as reflected by the 17% decrease in the average number of rigs working. This reduction in revenues was partially offset by cost reductions related to the drop in activity.

Drilling Solutions

Operating revenues for this segment increased by $6.0 million or 18% during the three months ended June 30, 2021 compared to the corresponding period in 2020 primarily due to increased activity due to improved market conditions for this segment from the prior year related to the COVID-19 pandemic.

Rig Technologies

Operating revenues for our Rig Technologies segment increased by $1.0 million or 3% during the three months ended June 30, 2021 compared to the corresponding period due to increased activity due to improved market conditions for this segment from the prior year related to the COVID-19 pandemic.

Other Financial Information

Interest expense

Interest expense for the three months ended June 30, 2021 was $41.7 million, representing a decrease of $9.5 million, or 19%, compared to the three months ended June 30, 2020. The decrease was primarily due to debt restructuring in Q4 2020 resulting in reduced interest expense.

Impairments and other charges

During the three months ended June 30, 2021, we recognized impairments and other charges of approximately $59.9 million, which primarily consisted of impairment of Canada Drilling assets now held for sale for $58.0 million. Also included in this amount is severance and reorganization costs of $1.5 million due to cost cutting measures that we enacted in response to the current industry environment, as well as write downs and provisions for $0.4 million of certain other assets including receivables related to our operations.

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

Other, net

Other, net for the three months ended June 30, 2021 was $6.6 million of loss, which included net losses on sales and disposals of assets of approximately $9.0 million and an increase in litigation reserves of $1.8 million.

Other, net for the three months ended June 30, 2020 was $30.8 million of income, which included a net gain on debt buybacks of $35.9 million. This was partially offset by net losses on sales and disposals of assets of approximately $1.0 million, foreign currency loss of $2.7 million and an increase in litigation reserves of $1.4 million.

Income taxes

Our worldwide tax expense for the three months ended June 30, 2021 was $24.7 million compared to $4.4 million for the three months ended June 30, 2020. The increase in tax expense was primarily attributable to a recorded liability for an uncertain tax position of $21.1 million, partially offset by a reduction in tax expense due to the change in amount and geographic mix of our pre-tax earnings (losses).

Comparison of the six months ended June 30, 2021 and 2020

Operating revenues for the six months ended June 30, 2021 totaled $949.8 million, representing a decrease of $302.5 million, or 24%, compared to the six months ended June 30, 2020. Revenues declined across all of our operating segments due to the impact on our businesses brought on by the COVID-19 outbreak.  Our International Drilling segment experienced the largest decline in activity as evidenced by the 21% decline in average rigs working. The US markets declined in activity, as evidenced by the 19% decline in average rigs working within our US Drilling operating segment.  Our Drilling Solutions and Rig Technology segments also are affected by the decline in activity in the US.  For a more detailed description of operating results see Segment Results of Operations, below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $336.8 million ($46.90 per diluted share) for the six months ended June 30, 2021 compared to a net loss from continuing operations attributable to Nabors common shareholders of $547.2 million ($78.85 per diluted share) for the six months ended June 30, 2020, or a $210.4 million improvement in the net loss. The majority of the decrease in net loss is attributable to $334.3 million in various impairments and other charges recognized during the six months ended June 30, 2020.

General and administrative expenses for the six months ended June 30, 2021 totaled $106.2 million, representing an increase of $2.6 million, or 3%, compared to the six months ended June 30, 2020. This is reflective of workforce cost reductions taken in the quarter ending June 30, 2020 due to industry market conditions.

Research and engineering expenses for the six months ended June 30, 2021 totaled $15.4 million, representing a decrease of $3.3 million, or 18%, compared to the six months ended June 30, 2020. The decrease is attributable to reductions in staffing levels and other cost control efforts across many of our research and engineering projects and initiatives due to current industry market conditions.

Depreciation and amortization expense for the six months ended June 30, 2021 was $352.1 million, representing a decrease of $86.1 million, or 20%, compared to the six months ended June 30, 2020. The decrease is partially attributable to the reduction in rig activity in the current year as compared to the prior year. Impairment charges recorded throughout 2020 also contributed to the decrease in the current period, along with the combination of many assets recently reaching the ends of their useful lives and limited capital expenditures over recent years.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Six Months Ended
	June 30,
	2021	2020	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$303,905	$448,685	$(144,780)	(32)%
Adjusted operating income (loss) (1)	$(44,205)	$(30,799)	$(13,406)	(44)%
Average rigs working (2)	64.9	80.1	(15.2)	(19)%

Canada Drilling
Operating revenues	$33,302	$29,155	$4,147	14%
Adjusted operating income (loss) (1)	$1,299	$(5,758)	$7,057	123%
Average rigs working (2)	10.9	9.5	1.4	15%

International Drilling
Operating revenues	$502,120	$638,188	$(136,068)	(21)%
Adjusted operating income (loss) (1)	$(27,071)	$(3,871)	$(23,200)	(599)%
Average rigs working (2)	66.5	84.6	(18.1)	(21)%

Drilling Solutions
Operating revenues	$74,817	$88,513	$(13,696)	(15)%
Adjusted operating income (loss) (1)	$11,234	$12,282	$(1,048)	(9)%

Rig Technologies
Operating revenues	$60,300	$75,732	$(15,432)	(20)%
Adjusted operating income (loss) (1)	$(3,261)	$(9,643)	$6,382	66%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 12—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment decreased by $144.8 million or 32% during the six months ended June 30, 2021 compared to the corresponding period in 2020 primarily due to a decrease in activity as reflected by a 19% decrease in the average number of rigs working. To a lesser degree, pricing for our services has also been negatively affected by the decline in activity.

Canada Drilling

Operating revenues increased by $4.1 million or 14% during the six months ended June 30, 2021 compared to the corresponding prior year period primarily due to an increase in activity as evidenced by the 15% increase in average rigs working.

International Drilling

Operating revenues for our International Drilling segment decreased by $136.1 million or 21% compared to the corresponding prior year period primarily due to reduced activity, as reflected by the 21% decrease in the average number of rigs working.

Drilling Solutions

Operating revenues for this segment decreased by $13.7 million or 15% during the six months ended June 30, 2021 compared to the corresponding period in 2020 primarily due to the reduced activity across the U.S. as the market softened in response to reduced oil prices and COVID-19. The reduction in activity and operating revenues was partially offset by cost management initiatives mainly focusing on labor as well as an overall reduction in administrative expenses.

Rig Technologies

Operating revenues for our Rig Technologies segment decreased by $15.4 million or 20% during the six months ended June 30, 2021 compared to the corresponding period due to the overall decline in activity in the U.S. as mentioned previously. Despite a significant drop in revenues, this segment implemented significant cost reduction measures to mitigate the impact of the decline in revenue, such that adjusted operating income was up by $6.4 million.

Other Financial Information

Interest expense

Interest expense for the six months ended June 30, 2021 was $84.7 million, representing a decrease of $21.2 million, or 20%, compared to the six months ended June 30, 2020. The decrease was primarily due to debt restructuring in Q4 2020 resulting in reduced interest expense.

Impairments and other charges

During the six months ended June 30, 2021, we recognized impairments and other charges of approximately $62.4 million, which primarily consisted of impairment of Canada Drilling assets now held for sale for $58.0 million. Also included in the amount is severance and reorganization costs of $2.6 million due to cost cutting measures that we enacted in response to the current industry environment, as well as write downs and provisions for $1.1 million of certain other assets including receivables related to our operations.

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

Other, net

Other, net for the six months ended June 30, 2021 was $11.5 million of loss, which included net losses on sales and disposals of assets of approximately $17.5 million, foreign currency loss of $2.5 million and an increase in litigation reserves of $3.3 million. This was offset by a net gain on debt buybacks of $8.2 million.

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

Income taxes

Our worldwide tax expense for the six months ended June 30, 2021 was $34.4 million compared to $22.1 million for the six months ended June 30, 2020. The increase in tax expense was primarily attributable to a recorded liability for an uncertain tax position of $21.1 million in the six months ended June 30, 2021, offset by a discrete accrual of a valuation allowance on deferred tax assets of $7.4 million in the six months ended June 30, 2020. The increase was partially offset by a reduction in tax expense due to the change in amount and geographic mix of our pre-tax earnings (losses).

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and cash generated from operations. As of June 30, 2021, we had cash and short-term investments of $399.9 million and working capital of $465.5 million. As of December 31, 2020, we had cash and short-term investments of $481.7 million and working capital of $616.0 million.

At June 30, 2021, we had $557.5 million of borrowings outstanding under the 2018 Revolving Credit Facility, which has a total borrowing capacity of $1.014 billion. The 2018 Revolving Credit Facility requires us to maintain “minimum liquidity” of no less than $160.0 million at all times, and an asset to debt coverage ratio of at least 4.25:1 as of the end of each calendar quarter. Minimum liquidity is defined to mean, generally, a consolidated cash balance consisting of (a) the aggregate amount of unrestricted cash and cash equivalents maintained in a deposit account U.S. or Canadian branch of a commercial bank, plus (b) the lesser of $75 million or an amount equal to 75% of the aggregate amount of unrestricted cash and cash equivalents held in deposit account of a commercial bank outside of the U.S. or Canada, plus (c) available commitments under the 2018 Revolving Credit Facility. The asset to debt coverage ratio applies only during the period which Nabors Delaware fails to maintain an investment grade rating from at least two rating agencies, which was the case as of the date of this report. As of June 30, 2021 we were in compliance with both the minimum liquidity and asset to debt coverage ratio requirements under the 2018 Revolving Credit Facility. We also had $53.9 million of letters of credit outstanding under the 2018 Revolving Credit Facility.

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

Our ability to access capital markets or to otherwise obtain sufficient financing may be affected by our senior unsecured debt ratings as provided by the major credit rating agencies in the United States and our historical ability to access these markets as needed. While there can be no assurances that we will be able to access these markets in the future, we believe that we will be able to access capital markets or otherwise obtain financing in order to satisfy any payment obligation that might arise upon maturity, exchange or purchase of our notes and our debt facilities, loss of availability of our revolving credit facilities and our A/R Facility (see—Accounts Receivable Sales Agreement, below), and that any cash payment due, in addition to our other cash obligations, would not ultimately have a material adverse impact on our liquidity or financial position. The major U.S. credit rating agencies have previously downgraded our senior unsecured debt rating to non-investment grade. These and any further ratings downgrades could adversely impact our ability to access debt markets in the future, increase the cost of future debt, and potentially require us to post letters of credit for certain obligations.

We had 18 letter-of-credit facilities with various banks as of June 30, 2021. Availability under these facilities as of June 30, 2021 was as follows:

June 30,
2021
(In thousands)
Credit available	$620,552
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	99,423
Remaining availability	$521,129

Accounts Receivable Sales Agreement

On September 13, 2019, we entered into the $250 million A/R Facility consisting of a Receivables Sales Agreement and a Receivables Purchase Agreement, whereby the Originators sold or contributed, and will on an ongoing basis continue to sell or contribute, certain of their domestic trade accounts receivables to a wholly-owned, bankruptcy-remote, SPE. The SPE would in turn, sell, transfer, convey and assign to third-party Purchasers, all the rights, title and interest in and to its pool of eligible receivables.

On July 13, 2021, we entered into the First Amendment to the Receivables Purchase Agreement which extends the term of the A/R Facility by two years, to August 13, 2023. However, the expiration of the agreement could be accelerated to the earlier of (i) December 31, 2022, if by that date the Company’s 2018 Revolving Credit Facility is not amended to extend its termination date to as least October 11, 2024 and immediately after giving effect to such amendment the consolidated cash balance of the company is not at least $220 million or (ii) July 19, 2022, if any of the 5.5% Senior Notes due 2023 of Nabors Delaware remain outstanding as of such date. The amendment also reduced the commitments of the Purchasers from $250 million to $150 million, with the possibility of being increased up to $200 million.

The amount available for purchase under the A/R Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Facility is approximately $250.0 million and the amount of receivables purchased by the Purchasers as of June 30, 2021 was $84.0 million.

The Originators, Nabors Delaware, the SPE, and the Company provide representations, warranties, covenants and indemnities under the A/R Facility and the Indemnification Guarantee. See further details at Note 4—Accounts Receivable Sales Agreement.

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

Purchase commitments outstanding at June 30, 2021 totaled approximately $244.4 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included below under “Off-Balance Sheet Arrangements (Including Guarantees).”

There have been no material changes to the contractual cash obligations table that was included in our 2020 Annual Report.

On August 25, 2015, our Board authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400.0 million of our common shares by various means, including in the open market or in privately negotiated transactions. Authorization for the program, which was renewed in February 2019, does not have an expiration date and does not obligate us to repurchase any of our common shares. Since establishing the program, we have repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of June 30, 2021, the remaining amount authorized under the program that may be used to purchase shares was $278.9 million. As of June 30, 2021, our subsidiaries held 1.1 million of our common shares.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the six months ended June 30, 2021 and 2020 below.

Operating Activities. Net cash provided by operating activities totaled $213.2 million during the six months ended June 30, 2021, compared to net cash provided of $201.8 million during the corresponding 2020 period. Operating cash flows are our primary source of capital and liquidity.  Cash from operating results (before working capital changes) was $107.3 million for the six months ended June 30, 2021, a decrease of $131.0 million when compared to $238.3 million in the corresponding 2020 period.  Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are also significant factors affecting operating cash flows and can be highly volatile in periods of increasing or decreasing activity levels. Changes in working capital items provided $105.9 million in cash flows during the six months ended June 30, 2021, a $142.4 million improvement as compared to the negative $36.6 million in cash flows from working capital in the corresponding 2020 period.  The positive impact from working capital more than offset the negative impact from operating results.

Investing Activities. Net cash used for investing activities totaled $84.9 million during the six months ended June 30, 2021 compared to net cash used of $92.1 million during the corresponding 2020 period. Our primary use of cash for investing activities is capital expenditures for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the six months ended June 30, 2021 and 2020, we used cash for capital expenditures totaling $117.8 million and $106.8 million, respectively.

We received $21.5 million in proceeds from sales of assets and insurance claims during the six months ended June 30, 2021 compared to $12.8 million for the corresponding 2020 period. We also received $11.4 million in sales and maturities of investments for the six months ended June 30, 2021 compared to $1.9 million for the corresponding 2020 period.

Financing Activities. Net cash used for financing activities totaled $199.4 million during the six months ended June 30, 2021. During the six months ended June 30, 2021, we used $50.9 million for a redeemable non-controlling interest distribution, $115.0 million in net amounts repaid under our revolving credit facility and by a $21.8 million repayment on our senior notes. Additionally, we paid dividends totaling $7.3 million to our preferred shareholders.

Net cash used for financing activities totaled $61.3 million during the six months ended June 30, 2020. During the six months ended June 30, 2020, we received net proceeds of $1.0 billion from the issuance of new long-term debt as well as $205.0 million in net amounts borrowed under our revolving credit facility. This was partially offset by a $1.2 billion repayment on our senior notes. Additionally, we paid dividends totaling $15.2 million to our common and preferred shareholders.

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries

Nabors Delaware is an indirect, wholly owned subsidiary of Nabors. Nabors fully and unconditionally guarantees the due and punctual payment of the principal of, premium, if any, and interest on Nabors Delaware’s registered notes, which are its (i) 4.625% Senior Notes due 2021 (the “2021 Notes”), (ii) 5.10% Senior Notes due 2023 (the “2023 Notes”), (iii) 5.50% Senior Notes due 2023 (the “5.50% 2023 Notes”) and (iv) 5.75% Senior Notes due 2025 (the “2025 Notes” and, together with the 2021 Notes, the 2023 Notes, the 5.50% 2023 Notes and the 2025 Notes, the “Registered Notes”), and any other obligations of Nabors Delaware under the Registered Notes when and as they become due and payable, whether at maturity, upon redemption, by acceleration or otherwise, if Nabors Delaware is unable to satisfy these obligations. Nabors' guarantee of Nabors Delaware's obligations under the Registered Notes are its unsecured and unsubordinated obligation and have the same ranking with respect to Nabors' indebtedness as the Registered Notes have with respect to Nabors Delaware's indebtedness. In the event that Nabors is required to withhold or deduct on account of any Bermudian taxes due from any payment made under or with respect to its guarantees, subject to certain exceptions, Nabors will pay additional amounts so that the net amount received by each holder of Registered Notes will equal the amount that such holder would have received if the Bermudian taxes had not been required to be withheld or deducted.

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

Summarized combined Balance Sheet and Income Statement information for the Obligated Group follows (in thousands):

	June 30,	December 31,
Summarized Combined Balance Sheet Information	2021	2020

Assets
Current Assets	$2,275	$27,432
Non-Current Assets	422,185	415,768
Noncurrent assets - affiliates	6,941,495	7,226,211
Total Assets	7,365,955	7,669,411

Liabilities and Stockholders' Equity
Current liabilities	74,577	71,605
Noncurrent liabilities	2,918,713	3,086,794
Noncurrent liabilities - affiliates	679,588	494,589
Total Liabilities	3,672,878	3,652,988
Stockholders' Equity	3,693,077	4,016,423
Total Liabilities and Stockholders' Equity	7,365,955	7,669,411

	Six Months Ended	Year Ended
	June 30,	December 31,
Summarized Combined Income Statement Information	2021	2020
Total revenues, earnings (loss) from consolidated affiliates and other income	$(242,125)	$(554,953)
Income from continuing operations, net of tax	(322,151)	(581,521)
Dividends on preferred stock	(3,653)	(14,611)
Net income (loss) attributable to Nabors common shareholders	(325,804)	(596,132)

Other Matters

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies.

Off-Balance Sheet Arrangements (Including Guarantees)

We are a party to transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements include the A/R Facility (see —Accounts Receivable Sales Agreement, above) and certain agreements and obligations under which we provide financial or performance assurance to third parties. Certain of these financial or performance assurances serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. In addition, we have provided indemnifications, which serve as guarantees, to some third parties. These guarantees include indemnification provided by us to our share transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees. Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote.

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2021	2022	2023	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$46,462	140,828	112	50	$187,452

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2020 Annual Report. There were no material changes in our exposure to market risk during the six months ended June 30, 2021 from those disclosed in our 2020 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 — Commitments and Contingencies — Litigation for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of our 2020 Annual Report, which in addition to the information set forth elsewhere in this report and the 2020 Annual Report, should be carefully considered when evaluating us. These risks are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business.

We will be subject to a number of uncertainties while we pursue the initial public offering of Nabors Energy Transition Corp. (“NETC”), and during the timeframe when NETC pursues a business combination, which could adversely affect our business, financial condition, results of operations, cash flows and share price.

While we have announced our intention to pursue an initial public offering of NETC, a newly formed special purpose acquisition company (“SPAC”) co-sponsored by us, there has recently been heightened regulatory focus on SPACs resulting in substantial uncertainty in the SPAC markets. Pursuing the initial public offering of a SPAC in this uncertain environment may result in additional costs, delays in the SPAC initial public offering process and attention from our management and employees. There is no assurance that we will be able to consummate NETC’s initial public offering on favorable terms or at all.

If we are unable to consummate NETC’s initial public offering on favorable terms or at all, or if we complete the initial public offering and NETC is unable to consummate a suitable business transaction during the prescribed two-year time period set forth in the terms of the initial public offering, we may experience negative reactions from the financial markets and from our shareholders. In addition, in the event that NETC is able to find a suitable business combination, or if the business combination is unsuccessful, there is no assurance that we will realize the anticipated value from such transaction.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended June 30, 2021 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
April 1 - April 30	—	$94.10	—	278,914
May 1 - May 31	1	$92.15	—	278,914
June 1 - June 30	—	$100.36	—	278,914
(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2013 Stock Plan and 2016 Stock Plan. Each of the 2016 Stock Plan, the 2013 Stock Plan, the 2003 Employee Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through June 30, 2021, we repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of June 30, 2021, we had $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of June 30, 2021, our subsidiaries held 1.1 million of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Warrant Agreement (including Form of Warrant), dated June 10, 2021, between the Company and Computershare Trust Company, N.A., as Warrant Agent (incorporated by reference to our Current Report on Form 8-K (File No. 001-32657) filed with the Commission on June 11, 2021).

10.2	Amendment No.1 to Amended and Restated 2016 Stock Plan (incorporated by reference to Annex B to our Definitive Proxy Statement (File No. 001-32657) filed with the Commission on April 22, 2021).
10.3

Asset Purchase Agreement, dated June 23, 2021, by and among Nabors Drilling Canada Limited, Nabors Global Holdings II Limited, and Ensign Drilling Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on June 29, 2021). [Names of certain individuals to whom the knowledge of Nabors Canada is attributed for purposes of the Agreement have been redacted.]
10.4

First Amendment to the Receivables Purchase Agreement, dated as of July 13, 2021, by and among Nabors A.R.F., LLC, Nabors Industries, Inc., Arab Banking Corporation B.S.C. New York Branch, and Well Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on July 16, 2021).

10.5	Amending Agreement, dated July 29, 2021, by and among Nabors Drilling Canada Limited, Nabors Industries Ltd., and HSBC Canada Bank.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	August 2, 2021