Form 10-Q
period 2021-09-30
NABORS INDUSTRIES LTD
filed 2021-11-05
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

The number of common shares, par value $.05 per share, outstanding as of October 31, 2021 was 8,241,094, excluding 1,090,003 common shares held by our subsidiaries, or 9,331,097 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$771,878	$472,246
Short-term investments	6	9,500
Accounts receivable, net of allowance of $69,456 and $69,807, respectively	282,726	362,977
Inventory, net	136,992	160,585
Assets held for sale	16,785	16,562
Other current assets	114,240	109,595
Total current assets	1,322,627	1,131,465
Property, plant and equipment, net	3,443,737	3,985,707
Deferred income taxes	256,679	247,171
Other long-term assets	151,783	139,085
Total assets (1)	$5,174,826	$5,503,428
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$251,740	$220,922
Accrued liabilities	235,356	276,085
Income taxes payable	23,056	10,157
Current lease liabilities	5,936	8,305
Total current liabilities	516,088	515,469
Long-term debt	3,075,520	2,968,701
Other long-term liabilities	346,327	318,034
Deferred income taxes	2,215	1,576
Total liabilities (1)	3,940,150	3,803,780
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest in subsidiary (Note 3)	400,853	442,840

Shareholders’ equity:
Preferred shares, par value $0.001 per share:
Series A 6% Cumulative Mandatory Convertible; $50 per share liquidation preference; outstanding 0 and 4,870, respectively	—	5
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 9,332 and 8,383, respectively	466	419
Capital in excess of par value	3,450,408	3,423,935
Accumulated other comprehensive income (loss)	(10,872)	(11,124)
Retained earnings (accumulated deficit)	(1,415,230)	(946,100)
Less: treasury shares, at cost, 1,090 and 1,090 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	709,021	1,151,384
Noncontrolling interest	124,802	105,424
Total equity	833,823	1,256,808
Total liabilities and equity	$5,174,826	$5,503,428
(1)	The condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020 include assets and liabilities of variable interest entities. See Note 3—Joint Ventures for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$524,165	$438,352	$1,474,009	$1,690,647
Investment income (loss)	200	(742)	1,401	(1,904)
Total revenues and other income	524,365	437,610	1,475,410	1,688,743

Costs and other deductions:
Direct costs	336,538	270,397	939,658	1,058,794
General and administrative expenses	52,897	46,168	159,137	149,796
Research and engineering	9,498	7,565	24,930	26,279
Depreciation and amortization	173,375	206,862	525,426	645,045
Interest expense	42,217	52,403	126,906	158,331
Impairments and other charges	3,068	5,017	65,419	339,303
Other, net	19,690	(425)	31,140	(48,330)
Total costs and other deductions	637,283	587,987	1,872,616	2,329,218
Income (loss) from continuing operations before income taxes	(112,918)	(150,377)	(397,206)	(640,475)
Income tax expense (benefit):
Current	8,440	1,450	46,538	(6,089)
Deferred	(5,656)	(5,145)	(9,310)	24,533
Total income tax expense (benefit)	2,784	(3,695)	37,228	18,444
Income (loss) from continuing operations, net of tax	(115,702)	(146,682)	(434,434)	(658,919)
Income (loss) from discontinued operations, net of tax	(20)	22	7	(48)
Net income (loss)	(115,722)	(146,660)	(434,427)	(658,967)
Less: Net (income) loss attributable to noncontrolling interest	(6,778)	(10,805)	(21,168)	(38,437)
Net income (loss) attributable to Nabors	(122,500)	(157,465)	(455,595)	(697,404)
Less: Preferred stock dividend	—	(3,653)	(3,653)	(10,958)
Net income (loss) attributable to Nabors common shareholders	$(122,500)	$(161,118)	$(459,248)	$(708,362)

Amounts attributable to Nabors common shareholders:
Net income (loss) from continuing operations	$(122,480)	$(161,140)	$(459,255)	$(708,314)
Net income (loss) from discontinued operations	(20)	22	7	(48)
Net income (loss) attributable to Nabors common shareholders	$(122,500)	$(161,118)	$(459,248)	$(708,362)

Earnings (losses) per share:
Basic from continuing operations	$(15.79)	$(23.42)	$(62.26)	$(102.25)
Basic from discontinued operations	—	—	—	(0.01)
Total Basic	$(15.79)	$(23.42)	$(62.26)	$(102.26)
Diluted from continuing operations	$(15.79)	$(23.42)	$(62.26)	$(102.25)
Diluted from discontinued operations	—	—	—	(0.01)
Total Diluted	$(15.79)	$(23.42)	$(62.26)	$(102.26)
Weighted-average number of common shares outstanding:
Basic	7,907	7,064	7,490	7,056
Diluted	7,907	7,064	7,490	7,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Net income (loss) attributable to Nabors	$(122,500)	$(157,465)	$(455,595)	$(697,404)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(2,288)	3,665	2,032	(7,029)
Pension liability amortization and adjustment	52	52	(1,744)	156
Unrealized gains (losses) and amortization on cash flow hedges	—	(124)	—	160
Other comprehensive income (loss), before tax	(2,236)	3,593	288	(6,713)
Income tax expense (benefit) related to items of other comprehensive income (loss)	12	35	36	129
Other comprehensive income (loss), net of tax	(2,248)	3,558	252	(6,842)
Comprehensive income (loss) attributable to Nabors	(124,748)	(153,907)	(455,343)	(704,246)
Comprehensive income (loss) attributable to noncontrolling interest	6,778	10,805	21,168	38,437
Comprehensive income (loss)	$(117,970)	$(143,102)	$(434,175)	$(665,809)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(434,427)	$(658,967)
Adjustments to net income (loss):
Depreciation and amortization	525,427	645,045
Deferred income tax expense (benefit)	(9,305)	24,535
Impairments and other charges	72,898	301,619
Amortization of debt discount and deferred financing costs	15,846	24,347
Losses (gains) on debt buyback	(10,706)	(65,848)
Losses (gains) on long-lived assets, net	17,299	5,754
Losses (gains) on investments, net	(767)	5,653
Provision (recovery) of bad debt	(350)	9,729
Share-based compensation	15,207	20,170
Foreign currency transaction losses (gains), net	3,391	11,404
Noncontrolling interest	(21,168)	(38,437)
Other	737	257
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	74,873	90,757
Inventory	21,137	11,111
Other current assets	(6,060)	12,510
Other long-term assets	3,721	22,907
Trade accounts payable and accrued liabilities	8,485	(159,621)
Income taxes payable	12,622	2,393
Other long-term liabilities	37,623	(17,412)
Net cash provided by (used for) operating activities	326,483	247,906
Cash flows from investing activities:
Purchases of investments	(14,041)	(30)
Sales and maturities of investments	11,371	2,043
Purchase of intangible assets	(3,600)	—
Capital expenditures	(179,902)	(153,128)
Proceeds from sales of assets and insurance claims	121,678	21,773
Other	(594)	—
Net cash (used for) provided by investing activities	(65,088)	(129,342)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,000,000
Reduction in long-term debt	(151,508)	(1,390,236)
Debt issuance costs	(2,421)	(19,149)
Proceeds from revolving credit facilities	565,000	1,522,265
Reduction in revolving credit facilities	(312,500)	(1,125,000)
Repurchase of common and preferred shares	—	(13,858)
Dividends to common and preferred shareholders	(7,380)	(18,885)
Redeemable noncontrolling interest distribution	(49,077)	—
Distributions to noncontrolling interest	(1,790)	(2,033)
Other	(2,496)	(1,576)
Net cash (used for) provided by financing activities	37,828	(48,472)
Effect of exchange rate changes on cash and cash equivalents	(720)	(3,987)
Net increase (decrease) in cash and cash equivalents and restricted cash	298,503	66,105
Cash and cash equivalents and restricted cash, beginning of period	475,280	442,038
Cash and cash equivalents and restricted cash, end of period	$773,783	$508,143

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	472,246	435,990
Restricted cash, beginning of period	3,034	6,048
Cash and cash equivalents and restricted cash, beginning of period	$475,280	$442,038

Cash and cash equivalents, end of period	771,878	504,985
Restricted cash, end of period	1,905	3,158
Cash and cash equivalents and restricted cash, end of period	$773,783	$508,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Mandatory Convertible				Capital	Accumulated
	Preferred Shares		Common Shares		in Excess	Other			Non-
		Par		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of June 30, 2020	4,870	$5	8,389	$419	$3,415,053	$(22,188)	$(664,391)	$(1,315,751)	$94,339	$1,507,486
Net income (loss)	—	—	—	—	—	—	(157,465)	—	10,805	(146,660)
Dividends to preferred shareholders ($0.75 per share)	—	—	—	—	—	—	(3,653)	—	—	(3,653)
Other comprehensive income (loss), net of tax	—	—	—	—	—	3,558	—	—	—	3,558
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(4,353)	—	—	(4,353)
Other	—	—	(4)	—	4,414	—	—	—	(1,028)	3,386
As of September 30, 2020	4,870	$5	8,385	$419	$3,419,467	$(18,630)	$(829,862)	$(1,315,751)	$104,116	$1,359,764

As of June 30, 2021	—	$—	9,181	$459	$3,433,144	$(8,624)	$(1,290,309)	$(1,315,751)	$118,024	$936,943
Net income (loss)	—	—	—	—	—	—	(122,500)	—	6,778	(115,722)
PSU distribution equivalent rights	—	—	—	—	—	—	(65)	—	—	(65)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(2,248)	—	—	—	(2,248)
Share-based compensation	—	—	—	—	4,465	—	—	—	—	4,465
Share issuance	—	—	148	7	12,865	—	—	—	—	12,872
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(2,356)	—	—	(2,356)
Other	—	—	2	—	(66)	—	—	—	—	(66)
As of September 30, 2021	—	$—	9,331	$466	$3,450,408	$(10,872)	$(1,415,230)	$(1,315,751)	$124,802	$833,823

	Mandatory Convertible				Capital	Accumulated
	Preferred Shares		Common Shares		in Excess	Other			Non-
		Par		Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2019	5,613	$6	8,324	$416	$3,412,972	$(11,788)	$(104,775)	$(1,314,020)	$67,354	$2,050,165
Net income (loss)	—	—	—	—	—	—	(697,404)	—	38,437	(658,967)
Dividends to common shareholders ($0.01 per share)	—	—	—	—	—	—	(3,633)	—	—	(3,633)
Dividends to preferred shareholders ($2.25 per share)	—	—	—	—	—	—	(10,958)	—	—	(10,958)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(6,842)	—	—	—	(6,842)
Repurchase preferred shares	(743)	(1)	—	—	(12,126)	—	—	(1,731)	—	(13,858)
Share-based compensation	—	—	—	—	20,170	—	—	—	—	20,170
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(2,032)	(2,032)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(13,092)	—	—	(13,092)
Other	—	—	61	3	(1,549)	—	—	—	357	(1,189)
As of September 30, 2020	4,870	$5	8,385	$419	$3,419,467	$(18,630)	$(829,862)	$(1,315,751)	$104,116	$1,359,764

As of December 31, 2020	4,870	$5	8,383	$419	$3,423,935	$(11,124)	$(946,100)	$(1,315,751)	$105,424	$1,256,808
Net income (loss)	—	—	—	—	—	—	(455,595)	—	21,168	(434,427)
PSU distribution equivalent rights	—	—	—	—	—	—	(75)	—	—	(75)
Dividends to preferred shareholders ($0.75 per share)	—	—	—	—	—	—	(3,653)	—	—	(3,653)
Issuance of warrants on common shares	—	—	—	—	—	—	(2,719)	—	—	(2,719)
Other comprehensive income (loss), net of tax	—	—	—	—	—	252	—	—	—	252
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(1,790)	(1,790)
Share issuance	—	—	148	7	12,865	—	—	—	—	12,872
Share-based compensation	—	—	—	—	15,205	—	—	—	—	15,205
Conversion of preferred shares	(4,870)	(5)	668	34	(34)	—	—	—	—	(5)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(7,088)	—	—	(7,088)
Other	—	—	132	6	(1,563)	—	—	—	—	(1,557)
As of September 30, 2021	—	$—	9,331	$466	$3,450,408	$(10,872)	$(1,415,230)	$(1,315,751)	$124,802	$833,823

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

With operations in approximately 20 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of September 30, 2021 included:

●	304 actively marketed rigs for land-based drilling operations in the United States and approximately 14 other countries throughout the world; and

●	29 actively marketed rigs for offshore drilling operations in the United States and multiple international markets.

Fiscal Year 2021 Disposition

In July 2021, we closed on the sale of our Canada Drilling segment assets for approximately $94.0 million. These assets included our fleet of 35 land-based drilling rigs and related equipment and property. This transaction did not represent a strategic shift in our operations and will not have a major effect on our operations and financial results going forward.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “Commission”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly our financial position as of September 30, 2021 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the nine months ended September 30, 2021 may not be indicative of results that will be realized for the full year ending December 31, 2021.

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

Prior Period Revision

During the preparation of our consolidated financial statements for the three and nine months ended September 30, 2021, we identified an error in the presentation of the number of common shares in our previously issued Consolidated Statements of Changes in Equity.  The error resulted from our presentation of the 1-for-50 reverse stock split approved by our shareholders on April 20, 2020 (the “Reverse Stock Split”), as a reduction in the number of shares outstanding during the quarter ended June 30, 2020, rather than retrospectively adjusting all common share quantities presented in all Consolidated Statements of Changes in Equity issued subsequent to the Reverse Stock Split as required under U.S. GAAP.  The errors only impacted the presentation of common share quantities in our Consolidated Statements of Changes in Equity, and had no impact on amounts presented for Weighted-average number of common shares outstanding, Earnings (losses) per share, Par Value, Capital in Excess of Par Value, or Total Equity; or on our financial position, results of operations or cash flow.

We have assessed the presentation errors described above and concluded they are not material to our previously issued consolidated financial statements for any impacted period.  However, management has elected to revise previously issued financial statements to properly present common share quantities presented in our previously issued Consolidated Statements of Changes in Equity included herein to appropriately reflect the Reverse Stock Split, and will be similarly revised in future filings, as applicable. The remaining impacted comparative periods in 2020 and 2021 not presented herein will be revised, as applicable, in future filings.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	September 30,	December 31,
	2021	2020

	(In thousands)
Raw materials	$109,304	$133,424
Work-in-progress	6,084	3,452
Finished goods	21,604	23,709
	$136,992	$160,585

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

The condensed balance sheet of SANAD, as included in our condensed consolidated balance sheet, is presented below.

	September 30,	December 31,
	2021	2020

	(In thousands)
Assets:
Cash and cash equivalents	$322,461	$368,981
Accounts receivable	70,383	79,711
Other current assets	9,047	17,148
Property, plant and equipment, net	467,606	428,331
Other long-term assets	20,128	2,590
Total assets	$889,625	$896,761
Liabilities:
Accounts payable	$72,508	$61,808
Accrued liabilities	11,635	18,791
Other long-term liabilities	18,967	—
Total liabilities	$103,110	$80,599

Note 4 Accounts Receivable Sales Agreement

The Company has entered into accounts receivable agreements (the “A/R Agreements”) to sell short-term receivables from certain customer trade accounts to an unaffiliated financial institution on a revolving basis. In July 2021, we entered into the First Amendment which reduced the commitments of the third-party financial institutions (the “Purchasers”) from $250 million to $150 million and extended the term of the agreements by two years to August 13, 2023.

As part of the A/R Agreements, the Company continuously sells designated pools of receivables as they are originated by it and certain U.S. subsidiaries to a separate bankruptcy-remote, special purpose entity (“SPE”).  The SPE in turn sells, transfers, conveys and assigns to the Purchasers all the rights, title and interest in and to its pool of eligible receivables. The sale of these receivables qualified for sale accounting treatment in accordance with ASC 860. During the period of this program, cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows and the associated receivables are derecognized from the Company’s condensed consolidated balance sheet at the time of the sale. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection.  The remaining receivables held by the SPE were pledged to secure the collectability of the sold receivables. The amount of receivables pledged as collateral as of September 30, 2021 and December 31, 2020 is approximately $41.8 million and $63.1 million, respectively.

The amount available for sale to the Purchasers under the A/R Agreements fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of September 30, 2021, approximately $96.0 million had been sold to and as yet uncollected by the Purchasers. As of December 31, 2020, the corresponding number was approximately $54.0 million.

Note 5 Debt

Debt consisted of the following:

	September 30,	December 31,
	2021	2020

	(In thousands)
4.625% senior notes due September 2021 (1)	$—	$86,329
5.50% senior notes due January 2023	24,446	28,443
5.10% senior notes due September 2023	91,962	121,077
0.75% senior exchangeable notes due January 2024	256,779	279,700
5.75% senior notes due February 2025	577,458	610,818
6.50% senior priority guaranteed notes due February 2025	50,485	50,485
9.00% senior priority guaranteed notes due February 2025	218,082	192,032
7.25% senior guaranteed notes due January 2026	559,978	559,978
7.50% senior guaranteed notes due January 2028	389,609	389,609
2018 revolving credit facility (2)	925,000	672,500
	3,093,799	2,990,971
Less: deferred financing costs	18,279	22,270
Long-term debt	$3,075,520	$2,968,701

(1)	The 4.625% senior notes due September 2021 were classified as long-term as of December 31, 2020 because we had the ability and intent to repay this obligation utilizing our 2018 Revolving Credit Facility.

(2)	Subsequent to September 30, 2021, we have repaid approximately $335.0 million of the 2018 revolving credit facility with cash on hand.

During the nine months ended September 30, 2021, we repurchased $67.6 million aggregate principal amount of various outstanding Nabors Delaware’s notes for approximately $57.4 million in cash, including principal and $1.2 million in accrued and unpaid interest. In connection with these repurchases, we recognized a net gain of approximately $10.7 million for the nine months ended September 30, 2021 which is included in Other, net in our condensed consolidated statement of income (loss).

During the three months ended September 30, 2021, we repaid the remaining balance of $82.5 million aggregate principal amount outstanding on our 4.625% senior notes due September 2021.

Exchange Transactions

During the first quarter of 2021, we entered into two private exchange transactions in which Nabors Delaware exchanged 9.0% senior priority guaranteed notes due 2025 (the “9.0% Exchange Notes”) for various amounts of existing outstanding notes. Nabors Delaware did not receive any cash proceeds from the issuance of the Exchange Notes.

Collectively from the series of exchanges, Nabors Industries, Inc. issued $26.1 million aggregate principal amount of the 9.0% Exchange Notes in exchange for $40.0 million aggregate principal amount of various Nabors Delaware’s Notes.

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

Nine months ended September 30,
2021
Exchanged
0.75% senior exchangeable notes due January 2024	$35,000
5.75% senior notes due February 2025	5,000
Aggregate principal amount exchanged	40,000
Aggregate principal amount of debt issued in exchanges	26,050

0.75% Senior Exchangeable Notes Due January 2024

In January 2017, Nabors Delaware issued $575.0 million in aggregate principal amount of 0.75% exchangeable senior unsecured notes due 2024, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 0.75% per year payable semiannually on January 15 and July 15 of each year, beginning on July 15, 2017. As of September 30, 2021, there was approximately $256.8 million in aggregate principal amount that remained outstanding.

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

In September 2020, Amendment No. 4 was entered into in order to revise certain of the covenant and collateral requirements under the 2018 Revolving Credit Facility. Amendment No. 4 provides the Lenders with a first lien security interest in certain drilling rigs located in the U.S. and Canada and replaced the prior covenant to maintain net funded debt at no greater than 5.5 times EBITDA with a new covenant to maintain minimum liquidity of no less than $160.0 million at any time. Minimum liquidity is defined to mean, generally, a consolidated cash balance consisting of (a) the aggregate amount of unrestricted cash and cash equivalents maintained in a deposit account U.S. or Canadian branch of a commercial bank, plus (b) the lesser of $75 million or an amount equal to 75% of the aggregate amount of unrestricted cash and cash equivalents held in deposit account of a commercial bank outside of the U.S. or Canada, plus (c) available commitments under the 2018 Revolving Credit Facility. Additionally, the “asset to debt coverage” ratio was revised such that during any period in which Nabors Delaware fails to maintain an investment grade rating from at least two ratings agencies, the guarantors under the facility and their respective subsidiaries will be required to maintain an asset to debt coverage of at least 4.25:1, which was the case as of the date of this report. On July 29, 2021, in connection with the closing of the sale of substantially all of our Canada Drilling assets, we entered into a Canadian Amending Agreement with the Canadian Lender under which we repaid all outstanding loans owed to the Canadian Lender under the 2018 Revolving Credit Facility, the first lien security interest in the Canada Drilling assets was released and the commitments of the Canadian Lender under the 2018 Revolving Credit Facility were terminated.

As of September 30, 2021, we had $925.0 million outstanding under our 2018 Revolving Credit Facility and the net book value of the collateralized assets under the 2018 Revolving Credit Facility was $1.23 billion. The weighted average interest rate on borrowings under the 2018 Revolving Credit Facility at September 30, 2021 was 3.72%. In order to make any future borrowings under the 2018 Revolving Credit Facility, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

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

On July 19, 2021, we issued 147,974 shares, valued at approximately $12.9 million, in connection with the purchase of certain development stage technologies in the energy transition space. Of the shares issued, 71,280 shares are forfeitable if certain milestones are not achieved over the next two years.

Common stock warrants

On May 27, 2021, the Board declared a distribution to holders of the Company’s common shares of warrants to purchase its common shares (the “Warrants”). Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3.2 million warrants on June 11, 2021 to shareholders of record as of June 4, 2021.

Each Warrant represents the right to purchase one common share at an initial exercise price of $166.66667 per Warrant, subject to certain adjustments (the “Exercise Price”). In addition, Warrants submitted for exercise may be eligible to receive an additional one-third common share due to the incentive share component. The incentive share is an extra amount of common shares that Nabors will award when the volume weighted average price of Nabors’ common shares on the day before any Warrant holder exercises its Warrants multiplied by three is at least 6% higher than the sum of the volume weighted average prices of Nabors’ common shares on each of the second, third and fourth days before any Warrant holder exercises its Warrants. Payment for common shares on exercise of Warrants may be in (i) cash or

(ii)“Designated Notes,” which the Company initially defines as (a) Nabors Delaware’s (i) 5.10% Notes due 2023, (ii) 0.75% Exchangeable Notes due 2024, (iii) 5.75% Notes due 2025 and (b) the Company’s 7.25% Notes due 2026, subject to compliance with applicable procedures with respect to the delivery of the Warrants and Designated Notes. The Exercise Price and the number of common shares issuable upon exercise are subject to anti-dilution adjustments, including for share dividends, splits, subdivisions, spin-offs, consolidations, reclassifications, combinations, noncash distributions, cash dividends (other than regular quarterly cash dividends not exceeding a permitted threshold amount), certain pro rata shares repurchases, and similar transactions, including certain issuances of common shares (or securities exercisable or convertible into or exchangeable for common shares) at a price (or having a conversion price) that is less than 95% of the market price of the common shares. The Warrants expire on June 11, 2026, but the expiration date may be accelerated at any time by the Company upon 20-days’ prior notice. The Company has listed the Warrants on the over-the-counter market.

The common stock warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Warrants was initially measured at fair value using a Monte Carlo pricing model and subsequently, the fair value of the Warrants have been estimated using a Monte Carlo pricing model at each measurement date. At distribution, the fair value of the Warrants was $2.7 million. At September 30, 2021, the fair value of the Warrants was approximately $0.1 million and $2.6 million of gain has been recognized during 2021 for the decrease in liability.

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

	September 30, 2021		December 31, 2020

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
4.625% senior notes due September 2021	$—	$—	$86,329	$78,862
5.50% senior notes due January 2023	24,446	24,117	28,443	18,768
5.10% senior notes due September 2023	91,962	90,284	121,077	78,435
0.75% senior exchangeable notes due January 2024	256,779	253,182	279,700	169,458
5.75% senior notes due February 2025	577,458	534,270	610,818	318,871
6.50% senior priority guaranteed notes due February 2025	50,485	50,102	50,485	44,059
9.00% senior priority guaranteed notes due February 2025	218,082	226,116	192,032	185,221
7.25% senior guaranteed notes due January 2026	559,978	544,730	559,978	396,106
7.50% senior guaranteed notes due January 2028	389,609	370,483	389,609	267,369
2018 revolving credit facility	925,000	925,000	672,500	672,500
	$3,093,799	$3,018,284	$2,990,971	$2,229,649
Less: deferred financing costs	18,279		22,270
	$3,075,520		$2,968,701

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

In March 2011, the Court of Ouargla entered a judgment of approximately $20.7 million (at September 30, 2021 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We appealed this decision again to the Supreme Court and the Court has annulled the decision of the Ouargla Court of Appeals.  Accordingly, the case was sent back to the Court of Ouargla for further proceedings on October 10, 2021 consistent with the Supreme Court’s ruling. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $12.7 million in excess of amounts accrued.

Following a routine audit conducted in May and June of 2018 by the Atyrau Oblast Ecology Department (the “AOED”), our joint venture in Kazakhstan, KMG Nabors Drilling Company (“KNDC”), was administratively fined for not having emissions permits for KNDC owned or leased equipment, due to a change in interpretation by the AOED that the owner/lessor of the equipment that emits the pollutants must have its own permits.  Administrative fines of $0.8 million were paid by KNDC for such violations. AOED also assessed additional “environmental damages” in the amount of $3.4 million for the period. KNDC appealed and, ultimately, the Supreme Court ruled in KNDC’s favor on July 21, 2021, terminating the administrative case for lack of evidence. With the potential for additional damages for later year audits, KNDC and the operator have executed an agreement formalizing the operator’s obligation to reimburse KNDC for many of the financial expenses related to this case as well as penalties and expenses related to future audit periods.  Since 2019, KNDC holds its own permits. Another audit by AOED was performed for the second half of 2018, but KNDC continues to appeal this decision in the same manner as the prior audit.  Meanwhile, KNDC received notice from government officials that certain of our employees may be held personally responsible, but considering the numerous court proceedings, the governmental officials temporarily suspended any criminal investigations. We continue to be engaged and are monitoring the situation.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2021	2022	2023	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$45,889	140,828	112	50	$186,879

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(115,702)	$(146,682)	$(434,434)	$(658,919)
Less: net (income) loss attributable to noncontrolling interest	(6,778)	(10,805)	(21,168)	(38,437)
Less: preferred stock dividends	—	(3,653)	(3,653)	(10,958)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(2,356)	(4,353)	(7,088)	(13,092)
Less: distributed and undistributed earnings allocated to unvested shareholders	—	—	—	(125)
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(124,836)	$(165,493)	$(466,343)	$(721,531)
Income (loss) from discontinued operations, net of tax	$(20)	$22	$7	$(48)

Weighted-average number of shares outstanding - basic	7,907	7,064	7,490	7,056
Earnings (losses) per share:
Basic from continuing operations	$(15.79)	$(23.42)	$(62.26)	$(102.25)
Basic from discontinued operations	—	—	—	(0.01)
Total Basic	$(15.79)	$(23.42)	$(62.26)	$(102.26)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(124,836)	$(165,493)	$(466,343)	$(721,531)
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(124,836)	$(165,493)	$(466,343)	$(721,531)
Income (loss) from discontinued operations, net of tax	$(20)	$22	$7	$(48)

Weighted-average number of shares outstanding - basic	7,907	7,064	7,490	7,056
Add: dilutive effect of potential common shares	—	—	—	—
Weighted-average number of shares outstanding - diluted	7,907	7,064	7,490	7,056
Earnings (losses) per share:
Diluted from continuing operations	$(15.79)	$(23.42)	$(62.26)	$(102.25)
Diluted from discontinued operations	—	—	—	(0.01)
Total Diluted	$(15.79)	$(23.42)	$(62.26)	$(102.26)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Potentially dilutive securities excluded as anti-dilutive	22	36	33	57

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

Note 10 Impairments and Other Charges

The components of impairments and other charges are provided below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)
Goodwill impairments	$—	$—	$—	$27,798
Intangible asset impairment	—	—	—	83,625
US Drilling	—	—	—	87,333
Canada Drilling	545	—	58,545	—
International Drilling	—	544	215	63,620
Drilling Solutions	—	(17)	—	28,624
Rig Technologies	—	(182)	418	2,526
Oil and gas related assets	—	—	—	12,286
Severance and transaction related costs	2,324	4,779	4,916	16,614
Other assets	199	(107)	1,325	16,877
Total	$3,068	$5,017	$65,419	339,303

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

For the three and nine months ended September 30, 2021

Canada Drilling

During the nine months ended September 30, 2021, we recognized an impairment of $58.5 million related to the sale of the Canada Drilling assets in July 2021.

Severance and transaction related costs

During the nine months ended September 30, 2021, we recognized charges of $4.9 million due to severance and reorganization costs due to ongoing cost cutting and consolidation measures that we enacted in response to the challenging industry environment.

For the three and nine months ended September 30, 2020

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

During the second quarter of 2020, we wrote off all the remaining value on our rig and drilling-related equipment in Venezuela due to our lack of work in the country and limited visibility to any possibility of further work. This resulted in a charge of $32.6 million.

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

Rig Technologies

As a result of our periodic analysis on inventories for our Rig Technologies segment, we recorded a $2.5 million provision for obsolescence.

Oil & gas related assets

In the first quarter of 2020, we recognized an impairment of $12.3 million to various assets related to our retained interest in the oil and gas properties located on the North Slope of Alaska.

Severance and transaction related costs

During the nine months ended September 30, 2020, we recognized charges of $16.6 million due to severance and other related costs incurred to right-size our cost structure.

Other assets

We wrote down or provided for $16.9 million of certain other assets including receivables related to our operations. The charges were primarily attributable to markets which have been adversely impacted by foreign sanctions or other political risk issues as well as bankruptcies or other financial problems.

Note 11 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	September 30,	December 31,
	2021	2020

	(In thousands)
Accrued compensation	$66,706	$82,462
Deferred revenue and proceeds on insurance and asset sales	63,824	61,473
Other taxes payable	31,870	28,602
Workers’ compensation liabilities	7,788	7,788
Interest payable	40,340	62,935
Litigation reserves	14,676	13,976
Dividends declared and payable	—	3,653
Other accrued liabilities	10,152	15,196
	$235,356	$276,085

Investment income (loss) includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Interest and dividend income	$211	$177	$1,214	$3,781
Gains (losses) on marketable securities	(11)	(919)	187	(5,685)
	$200	$(742)	$1,401	$(1,904)

Other, net included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$(168)	$3,324	$17,320	$5,752
Purchase of technology	14,733	—	14,733	—
Litigation expenses and reserves	2,603	621	5,944	2,733
Foreign currency transaction losses (gains)	867	9,295	3,394	11,377
(Gain) loss on debt buyback	(2,521)	(14,170)	(10,706)	(65,848)
Other losses (gains)	4,176	505	455	(2,344)
	$19,690	$(425)	$31,140	$(48,330)

The changes in accumulated other comprehensive income (loss), by component, included the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2020	$(65)	$(3,778)	$(7,945)	$(11,788)
Other comprehensive income (loss) before reclassifications	—	—	(7,029)	(7,029)
Amounts reclassified from accumulated other comprehensive income (loss)	67	120	—	187
Net other comprehensive income (loss)	67	120	(7,029)	(6,842)
As of September 30, 2020	$2	$(3,658)	$(14,974)	$(18,630)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2021	$2	$(3,616)	$(7,510)	$(11,124)
Other comprehensive income (loss) before reclassifications	—	(1,900)	2,032	132
Amounts reclassified from accumulated other comprehensive income (loss)	—	120	—	120
Net other comprehensive income (loss)	—	(1,780)	2,032	252
As of September 30, 2021	$2	$(5,396)	$(5,478)	$(10,872)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Interest expense	$—	$(124)	$—	$160
General and administrative expenses	52	52	156	156
Total income (loss) from continuing operations before income tax	(52)	72	(156)	(316)
Tax expense (benefit)	(12)	(35)	(36)	(129)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(40)	$107	$(120)	$(187)

Note 12 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Operating revenues:
U.S. Drilling	$173,441	$130,243	$477,346	$578,928
Canada Drilling	6,034	10,774	39,336	39,929
International Drilling	270,008	248,392	772,128	886,580
Drilling Solutions	45,880	29,324	120,697	117,837
Rig Technologies	42,053	28,466	102,353	104,198
Other reconciling items (1)	(13,251)	(8,847)	(37,851)	(36,825)
Total	$524,165	$438,352	$1,474,009	$1,690,647

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$(19,700)	$(39,162)	$(63,905)	$(69,961)
Canada Drilling	1,371	(3,507)	2,670	(9,265)
International Drilling	(7,297)	(16,872)	(34,368)	(20,743)
Drilling Solutions	8,607	(3,583)	19,841	8,699
Rig Technologies	1,926	(1,807)	(1,335)	(11,450)
Total segment adjusted operating income (loss)	$(15,093)	$(64,931)	$(77,097)	$(102,720)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total segment adjusted operating income (loss) (2)	$(15,093)	$(64,931)	$(77,097)	$(102,720)
Other reconciling items (3)	(33,050)	(27,709)	(98,045)	(86,547)
Investment income (loss)	200	(742)	1,401	(1,904)
Interest expense	(42,217)	(52,403)	(126,906)	(158,331)
Impairments and other charges	(3,068)	(5,017)	(65,419)	(339,303)
Other, net	(19,690)	425	(31,140)	48,330
Income (loss) from continuing operations before income taxes	$(112,918)	$(150,377)	$(397,206)	$(640,475)

	September 30,	December 31,
	2021	2020

	(In thousands)
Total assets:
U.S. Drilling	$1,675,517	$1,871,008
Canada Drilling	11,468	174,123
International Drilling	2,442,054	2,688,912
Drilling Solutions	76,041	100,278
Rig Technologies	200,814	225,954
Other reconciling items (3)	768,932	443,153
Total	$5,174,826	$5,503,428
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment.

(2)	Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), impairments and other charges and other, net. Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) from continuing operations before income taxes is provided in the above table.

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	September 30, 2021

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$132,639	$—	$—	$26,917	$17,040	$—	$176,596
U.S. Offshore Gulf of Mexico	35,063	—	—	1,634	—	—	36,697
Alaska	5,739	—	—	163	1	—	5,903
Canada	—	6,034	—	340	1,046	—	7,420
Middle East & Asia	—	—	179,617	10,872	20,678	—	211,167
Latin America	—	—	70,692	5,564	—	—	76,256
Europe, Africa & CIS	—	—	19,699	390	3,288	—	23,377
Eliminations & other	—	—	—	—	—	(13,251)	(13,251)
Total	$173,441	$6,034	$270,008	$45,880	$42,053	$(13,251)	$524,165

	Nine Months Ended
	September 30, 2021
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$363,536	$—	$—	$66,801	$45,025	$—	$475,362
U.S. Offshore Gulf of Mexico	95,222	—	—	6,192	—	—	101,414
Alaska	18,588	—	—	484	14	—	19,086
Canada	—	39,336	—	998	3,329	—	43,663
Middle East & Asia	—	—	522,142	29,320	43,334	—	594,796
Latin America	—	—	184,531	15,788	176	—	200,495
Europe, Africa & CIS	—	—	65,455	1,114	10,475	—	77,044
Eliminations & other	—	—	—	—	—	(37,851)	(37,851)
Total	$477,346	$39,336	$772,128	$120,697	$102,353	$(37,851)	$1,474,009

	Three Months Ended
	September 30, 2020

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$96,433	$—	$—	$15,769	$10,220	$—	$122,422
U.S. Offshore Gulf of Mexico	26,943	—	—	2,011	—	—	28,954
Alaska	6,867	—	—	66	2	—	6,935
Canada	—	10,774	—	187	515	—	11,476
Middle East & Asia	—	—	176,617	10,096	13,869	—	200,582
Latin America	—	—	43,881	902	15	—	44,798
Europe, Africa & CIS	—	—	27,894	293	3,845	—	32,032
Eliminations & other	—	—	—	—	—	(8,847)	(8,847)
Total	$130,243	$10,774	$248,392	$29,324	$28,466	$(8,847)	$438,352

	Nine Months Ended
	September 30, 2020
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$445,478	$—	$—	$70,805	$42,860	$—	$559,143
U.S. Offshore Gulf of Mexico	102,681	—	—	7,044	—	—	109,725
Alaska	30,769	—	—	1,296	20	—	32,085
Canada	—	39,929	—	995	2,711	—	43,635
Middle East & Asia	—	—	571,108	31,630	46,003	—	648,741
Latin America	—	—	177,800	4,284	136	—	182,220
Europe, Africa & CIS	—	—	137,672	1,783	12,468	—	151,923
Eliminations & other	—	—	—	—	—	(36,825)	(36,825)
Total	$578,928	$39,929	$886,580	$117,837	$104,198	$(36,825)	$1,690,647

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In millions)
As of December 31, 2020	$427.2	$23.5	$6.8	$42.8	$44.2
As of September 30, 2021	$342.4	$26.2	$3.1	$45.5	$30.5

Approximately 42% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2021, of which 24% was recognized during the nine months ended September 30, 2021, and 16% is expected to be recognized during 2022. The remaining 42% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2023 or thereafter.

Additionally, 74% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2021, of which 59% was recognized during the nine months ended September 30, 2021, and 23% is expected to be recognized during 2022. The remaining 3% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2023 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

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

We are a leading provider of advanced technology for the energy industry. With operations in approximately 20 countries, Nabors has established a global network of people, technology and equipment to deploy solutions that deliver safe, efficient and sustainable energy production. By leveraging its core competencies, particularly in drilling, engineering, automation, data science and manufacturing, Nabors aims to innovate the future of energy and enable the transition to a lower carbon world.

Outlook

The demand for our products and services is a function of the level of spending by oil and gas companies for exploration, development and production activities. The level of exploration, development and production activities is to a large extent tied to the prices of oil and natural gas, which can fluctuate significantly, are highly volatile and tend to be highly sensitive to supply and demand cycles. Additionally, some oil and gas companies may intentionally limit their capital spending to a percentage of their operating cash flows which may differ from how they have historically made capital allocation decisions.

During 2020, the oil markets experienced unprecedented volatility. The COVID-19 outbreak, and its development into a pandemic, along with policies and actions taken by governments and companies and behaviors of customers around the world, had a significant negative impact on demand for oil and our services, which negatively impacted our operating results and cash flow. The Lower-48 drilling rig market began to stabilize during the second half of 2020. We expect measured but steady increases in activity throughout the remainder of 2021 for the Lower-48 market. Our International markets have also experienced factors and conditions that led to similar reductions in activity throughout 2020, but the impact has varied considerably from country to country. As government-imposed restrictions continue to ease, we expect our international activity to generally increase through the remainder of the year.

Recent Developments

Common stock warrants

On May 27, 2021, the Board declared a distribution to holders of the Company’s common shares of warrants to purchase its common shares (the “Warrants”). Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3.2 million warrants on June 11, 2021 to shareholders of record as of June 4, 2021.

Each Warrant will represent the right to purchase one common share at an initial exercise price of $166.66667 per Warrant, subject to certain adjustments (the “Exercise Price”). In addition, Warrants submitted for exercise may be eligible to receive an additional one-third common share due to the incentive share component. The incentive share is an extra amount of common shares that Nabors will award when the volume weighted average price of Nabors’ common shares on the day before any Warrant holder exercises its Warrants multiplied by three is at least 6% higher than the sum of the volume weighted average prices of Nabors’ common shares on each of the second, third and fourth days before any Warrant holder exercises its Warrants. Payment for common shares on exercise of Warrants may be in (i) cash or (ii) “Designated Notes,” which the Company initially defines as (a) Nabors Delaware’s (i) 5.10% Notes due 2023, (ii) 0.75% Exchangeable Notes due 2024, (iii) 5.75% Notes due 2025 and (b) the Company’s 7.25% Notes due 2026, subject to compliance with applicable procedures with respect to the delivery of the Warrants and Designated Notes. The

Exercise Price and the number of common shares issuable upon exercise are subject to anti-dilution adjustments, including for share dividends, splits, subdivisions, spin-offs, consolidations, reclassifications, combinations, noncash distributions, cash dividends (other than regular quarterly cash dividends not exceeding a permitted threshold amount), certain pro rata repurchases and similar transactions, including certain issuances of common shares (or securities exercisable or convertible into or exchangeable for common shares) at a price (or having a conversion price) that is less than 95% of the market price of the common shares. The Warrants expire on June 11, 2026, but the expiration date may be accelerated at any time by the Company upon 20-days’ prior notice. The Company has listed the Warrants on the over-the-counter market.

Canada Asset Sale

During the second quarter of 2021, Nabors entered into an agreement to sell the assets of its Canada Drilling segment for $117.5 million CAD (or approximately $94.0 million USD). The sale closed during July 2021.

Financial Results

Comparison of the three months ended September 30, 2021 and 2020

Operating revenues for the three months ended September 30, 2021 totaled $524.2 million, representing an increase of $85.8 million, or 20%, compared to the three months ended September 30, 2020. All of our operating segments, with the exception of Canada Drilling due to its sale, experienced an increase in operating revenues over this period. For a more detailed description of operating results see Segment Results of Operations below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $122.5 million ($15.79 per diluted share) for the three months ended September 30, 2021 compared to a net loss from continuing operations attributable to Nabors common shareholders of $161.1 million ($23.42 per diluted share) for the three months ended September 30, 2020, or a $38.7 million decrease in the net loss. The majority of the decrease in net loss is attributable to improved market conditions in all our segments from the prior year, together with lower depreciation and lower interest expense.

General and administrative expenses for the three months ended September 30, 2021 totaled $52.9 million, representing an increase of $6.7 million, or 15%, compared to the three months ended September 30, 2020. This is primarily reflective of temporary workforce cost reductions taken in the quarter ending September 30, 2020 due to industry market conditions that existed at that time, combined with a moderate increase in workforce since that period as market conditions have improved.

Research and engineering expenses for the three months ended September 30, 2021 totaled $9.5 million, representing an increase of $1.9 million, or 26%, compared to the three months ended September 30, 2020. This is primarily reflective of temporary workforce cost reductions taken in the quarter ending September 30, 2020 due to industry market conditions that existed at that time, combined with a moderate increase in workforce since that period as market conditions have improved.

Depreciation and amortization expense for the three months ended September 30, 2021 was $173.4 million, representing a decrease of $33.5 million, or 16%, compared to the three months ended September 30, 2020. The decrease is attributable to the combination of a reduction in depreciation as a result of the many assets that have recently reached the end of their useful lives and limited capital expenditures over recent years. The decrease is also due to the sale of Canada Drilling assets in July 2021.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	September 30,
	2021	2020	Increase/(Decrease)
U.S. Drilling
Operating revenues	$173,441	$130,243	$43,198	33%
Adjusted operating income (loss) (1)	$(19,700)	$(39,162)	$19,462	50%
Average rigs working (2)	72.6	53.4	19.2	36%

Canada Drilling
Operating revenues	$6,034	$10,774	$(4,740)	(44)%
Adjusted operating income (loss) (1)	$1,371	$(3,507)	$4,878	139%
Average rigs working (2)	4.1	7.4	(3.3)	(45)%

International Drilling
Operating revenues	$270,008	$248,392	$21,616	9%
Adjusted operating income (loss) (1)	$(7,297)	$(16,872)	$9,575	57%
Average rigs working (2)	67.0	71.3	(4.3)	(6)%

Drilling Solutions
Operating revenues	$45,880	$29,324	$16,556	56%
Adjusted operating income (loss) (1)	$8,607	$(3,583)	$12,190	340%

Rig Technologies
Operating revenues	$42,053	$28,466	$13,587	48%
Adjusted operating income (loss) (1)	$1,926	$(1,807)	$3,733	207%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 12—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment increased by $43.2 million or 33% during the three months ended September 30, 2021 compared to the corresponding period in 2020. This increase was due to a 36% increase in the average rigs working, as market conditions and demand for our drilling services have rebounded and increased since the third quarter of 2020.

Canada Drilling

Operating revenues decreased by $4.7 million during the three months ended September 30, 2021 compared to the corresponding prior year period primarily due to the sale of the Canada Drilling assets in July 2021.

International Drilling

Operating revenues for our International Drilling segment increased by $21.6 million or 9% compared to the corresponding prior year period primarily due to proceeds received from an early termination in one of our markets during the quarter ended September 30, 2021.

Drilling Solutions

Operating revenues for this segment increased by $16.6 million or 56% during the three months ended September 30, 2021 compared to the corresponding period in 2020 as market conditions and demand for our services have rebounded and increased since the third quarter of 2020.

Rig Technologies

Operating revenues for our Rig Technologies segment increased by $13.6 million or 48% during the three months ended September 30, 2021 compared to the corresponding period as market conditions and demand for our services have rebounded and increased since the third quarter of 2020.

Other Financial Information

Interest expense

Interest expense for the three months ended September 30, 2021 was $42.2 million, representing a decrease of $10.2 million, or 19%, compared to the three months ended September 30, 2020. The decrease was primarily due to debt restructuring and exchange transactions in the fourth quarter of 2020 and the first quarter of 2021 resulting in reduced interest expense.

Impairments and other charges

During the three months ended September 30, 2021, we recognized impairments and other charges of approximately $3.1 million which was primarily due to severance and reorganization costs of $2.3 million which were recognized due to ongoing cost cutting and consolidation measures that we have enacted in response to the challenging industry environment due to the COVID-19 pandemic.

During the three months ended September 30, 2020, we recognized impairments and other charges of approximately $5.0 million, which primarily consisted of severance and reorganization costs of $4.8 million due to significant reductions in our workforce and cost cutting measures that we enacted in response to the industry environment due to the COVID-19 pandemic.

Other, net

Other, net for the three months ended September 30, 2021 was $19.7 million of loss. Approximately $14.7 million of this amount related to costs incurred during the quarter on our energy transition initiatives, including the purchase of certain development stage technologies that were expensed. In addition, there was an increase in litigation reserves of $2.6 million, $1.5 million of loss on net derivative losses and $0.9 million in foreign currency loss.

Other, net for the three months ended September 30, 2020 was $0.4 million of income, which included a net gain on debt buybacks of $14.2 million. This was partially offset by net losses on sales and disposals of assets of approximately $3.3 million, foreign currency loss of $9.3 million and an increase in litigation reserves of $0.6 million.

Income taxes

Our worldwide tax expense for the three months ended September 30, 2021 was $2.8 million compared to a $3.7 million income tax benefit for the three months ended September 30, 2020. The increase in tax expense was primarily attributable to the improvement in income before income taxes and the geographic mix of our pre-tax earnings (losses).

Comparison of the nine months ended September 30, 2021 and 2020

Operating revenues for the nine months ended September 30, 2021 totaled $1.5 billion, representing a decrease of $216.6 million, or 13%, compared to the nine months ended September 30, 2020. Revenues declined across most of our operating segments due to the impact on our businesses brought on by the COVID-19 outbreak. Our U.S. and International Drilling segments were the two primary drivers, with revenue declines of 18% and 13%, respectively. Each of these segments experienced a decline in activity, as evidenced by the decline in average rigs working, as well as downward pricing pressure, from lower demand.  For a more detailed description of operating results see Segment Results of Operations, below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $459.3 million ($62.26 per diluted share) for the nine months ended September 30, 2021 compared to a net loss from continuing operations attributable to Nabors common shareholders of $708.3 million ($102.25 per diluted share) for the nine months ended

September 30, 2020, or a $249.1 million decrease in the net loss. The majority of the decrease in net loss is attributable to $339.3 million in various impairments and other charges recognized during the nine months ended September 30, 2020.

General and administrative expenses for the nine months ended September 30, 2021 totaled $159.1 million, representing an increase of $9.3 million, or 6%, compared to the nine months ended September 30, 2020. This is reflective of temporary workforce cost reductions taken in the prior year due to industry market conditions combined with a moderate increase in workforce as market conditions have improved.

Research and engineering expenses for the nine months ended September 30, 2021 totaled $24.9 million, representing a decrease of $1.3 million, or 5%, compared to the nine months ended September 30, 2020. The decrease is a result of cost control efforts across many of our research and engineering projects and initiatives due to current industry market conditions.

Depreciation and amortization expense for the nine months ended September 30, 2021 was $525.4 million, representing a decrease of $119.6 million, or 19%, compared to the nine months ended September 30, 2020. The decrease is attributable to the combination of a reduction in depreciation as a result of the many assets that have recently reached the end of their useful lives and limited capital expenditures over recent years. Impairment charges and retirement provisions recorded throughout 2020 also contributed to the decrease in the current period.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Nine Months Ended
	September 30,
	2021	2020	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$477,346	$578,928	$(101,582)	(18)%
Adjusted operating income (loss) (1)	$(63,905)	$(69,961)	$6,056	9%
Average rigs working (2)	67.5	71.1	(3.6)	(5)%

Canada Drilling
Operating revenues	$39,336	$39,929	$(593)	(1)%
Adjusted operating income (loss) (1)	$2,670	$(9,265)	$11,935	129%
Average rigs working (2)	8.6	8.8	(0.2)	(2)%

International Drilling
Operating revenues	$772,128	$886,580	$(114,452)	(13)%
Adjusted operating income (loss) (1)	$(34,368)	$(20,743)	$(13,625)	(66)%
Average rigs working (2)	66.7	80.1	(13.4)	(17)%

Drilling Solutions
Operating revenues	$120,697	$117,837	$2,860	2%
Adjusted operating income (loss) (1)	$19,841	$8,699	$11,142	128%

Rig Technologies
Operating revenues	$102,353	$104,198	$(1,845)	(2)%
Adjusted operating income (loss) (1)	$(1,335)	$(11,450)	$10,115	88%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 12—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment decreased by $101.6 million or 18% during the nine months ended September 30, 2021 compared to the corresponding period in 2020 primarily due to a decrease in activity as reflected by a 5% decrease in the average number of rigs working. Pricing for our services has also been negatively affected by the decline in activity.

Canada Drilling

Operating revenues decreased by $0.6 million or 1% during the nine months ended September 30, 2021 compared to the corresponding prior year period primarily due to the sale of the Canada Drilling assets in July 2021.

International Drilling

Operating revenues for our International Drilling segment decreased by $114.5 million or 13% compared to the corresponding prior year period primarily due to reduced activity, as reflected by the 17% decrease in the average number of rigs working.

Drilling Solutions

Operating revenues for this segment increased by $2.9 million or 2% during the nine months ended September 30, 2021 compared to the corresponding period in 2020 primarily due to the increase in market activity and additional product offerings across the U.S. during 2021, relative to the prior year. The decline in activity for this segment in 2020 was more pronounced than the decline in our drilling segments, due to the nature of its operating contracts. As market conditions have improved in 2021, this also has allowed for a more pronounced rebound relative to our drilling segments.

Rig Technologies

Operating revenues for our Rig Technologies segment decreased by $1.8 million or 2% during the nine months ended September 30, 2021 compared to the corresponding period due to the overall decline in activity in the U.S. as mentioned previously. Despite a drop in revenues, this segment implemented significant cost reduction measures to mitigate the impact of the decline in revenue, such that adjusted operating income was up by $10.1 million.

Other Financial Information

Interest expense

Interest expense for the nine months ended September 30, 2021 was $126.9 million, representing a decrease of $31.4 million, or 20%, compared to the nine months ended September 30, 2020. The decrease was primarily due to debt restructuring and exchange transactions in the fourth quarter of 2020 and the first quarter of 2021 resulting in reduced interest expense.

Impairments and other charges

During the nine months ended September 30, 2021, we recognized impairments and other charges of approximately $65.4 million, representing a decrease of $273.9 million compared to the nine months ended September 30, 2020. This decrease was due to impairments and write offs of long-lived assets of $194.4 million comprised of underutilized rigs and drilling-related equipment across all of our operating segments, impairments of $16.4 million for the remaining goodwill balance attributable to our Rig Technologies operating segment and $11.4 million for the remaining goodwill balance attributable to our Drilling Solutions operating segment recognized during the nine months ended September 30, 2020. Additionally, we recognized an impairment of $83.6 million to write off our remaining intangible assets during the prior year. Partially offsetting the 2020 amounts, we recognized an impairment to our Canada Drilling assets for $58.5 million during the nine months ended September 30, 2021.

Other, net

Other, net for the nine months ended September 30, 2021 was $31.1 million of loss, compared to $48.3 million in net gains during the nine months ended September 30, 2020. The $79.5 million difference between periods was primarily due to the difference in net gains on debt buybacks of $51.7 million, and $14.7 million related to costs incurred during the nine months ended September 30, 2021 on our energy transition initiatives, including the purchase of certain development stage technologies that were expensed.

Income taxes

Our worldwide tax expense for the nine months ended September 30, 2021 was $37.2 million compared to $18.4 million for the nine months ended September 30, 2020. The increase in tax expense was primarily attributable to a recorded liability for an uncertain tax position of $21.1 million in the nine months ended September 30, 2021.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and cash generated from operations. As of September 30, 2021, we had cash and short-term investments of $771.9 million and working capital of $806.5 million. As of December 31, 2020, we had cash and short-term investments of $481.7 million and working capital of $616.0 million.

At September 30, 2021, we had $925.0 million of borrowings outstanding under the 2018 Revolving Credit Facility, which has a total borrowing capacity of $981.6 million. Subsequent to September 30, 2021, we have repaid approximately $335.0 million of the drawn balance with cash on hand.

The 2018 Revolving Credit Facility requires us to maintain “minimum liquidity” of no less than $160.0 million at all times, and an asset to debt coverage ratio of at least 4.25:1 as of the end of each calendar quarter. Minimum liquidity is defined to mean, generally, a consolidated cash balance consisting of (a) the aggregate amount of unrestricted cash and cash equivalents maintained in a deposit account U.S. or Canadian branch of a commercial bank, plus (b) the lesser of $75 million or an amount equal to 75% of the aggregate amount of unrestricted cash and cash equivalents held in deposit account of a commercial bank outside of the U.S. or Canada, plus (c) available commitments under the 2018 Revolving Credit Facility. The asset to debt coverage ratio applies only during the period which Nabors Delaware fails to maintain an investment grade rating from at least two rating agencies, which was the case as of the date of this report. As of September 30, 2021, we were in compliance with both the minimum liquidity and asset to debt coverage ratio requirements under the 2018 Revolving Credit Facility. We also had $53.9 million of letters of credit outstanding under the 2018 Revolving Credit Facility.

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

We had 18 letter-of-credit facilities with various banks as of September 30, 2021. Availability under these facilities as of September 30, 2021 was as follows:

September 30,
2021
(In thousands)
Credit available	$620,552
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	83,240
Remaining availability	$537,312

Accounts Receivable Sales Agreement

On September 13, 2019, we entered into an A/R Facility consisting of a Receivables Sales Agreement and a Receivables Purchase Agreement, whereby the Originators sold or contributed, and will on an ongoing basis continue to sell or contribute, certain of their domestic trade accounts receivables to a wholly-owned, bankruptcy-remote, SPE. The SPE would in turn, sell, transfer, convey and assign to third-party Purchasers, all the rights, title and interest in and to its pool of eligible receivables.

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

The amount available for purchase under the A/R Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Facility is approximately $150.0 million and the amount of receivables purchased by the Purchasers as of September 30, 2021 was $96.0 million.

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

Purchase commitments outstanding at September 30, 2021 totaled approximately $261.7 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included below under “Off-Balance Sheet Arrangements (Including Guarantees).”

There have been no material changes to the contractual cash obligations table that was included in our 2020 Annual Report.

On August 25, 2015, our Board authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400.0 million of our common shares by various means, including in the open market or in privately negotiated transactions. Authorization for the program, which was renewed in February 2019, does not have an expiration date and does not obligate us to repurchase any of our common shares. Since establishing the program, we have repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of September 30, 2021, the remaining amount authorized under the program that may be used to purchase shares was $278.9 million. As of September 30, 2021, our subsidiaries held 1.1 million of our common shares.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the nine months ended September 30, 2021 and 2020 below.

Operating Activities. Net cash provided by operating activities totaled $326.5 million during the nine months ended September 30, 2021, compared to net cash provided of $247.9 million during the corresponding 2020 period. Operating cash flows are our primary source of capital and liquidity.  Cash from operating results (before working capital changes) was $174.1 million for the nine months ended September 30, 2021, a decrease of $111.2 million when compared to $285.3 million in the corresponding 2020 period. This was due to the decline in activity and operating results across most of our business for the nine month period ended September 30, 2021 compared to the nine month period ended September 30, 2020. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are also significant factors affecting operating cash flows and can be highly volatile in periods of increasing or decreasing activity levels. Changes in working capital items provided $152.4 million in cash flows during the nine months ended September 30, 2021, a $189.8 million improvement as compared to the negative $37.4 million in cash flows from working capital in the corresponding 2020 period.  The positive impact from working capital more than offset the negative impact from operating results.

Investing Activities. Net cash used for investing activities totaled $65.1 million during the nine months ended September 30, 2021 compared to net cash used of $129.3 million during the corresponding 2020 period. Our primary use of cash for investing activities is capital expenditures for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the nine months ended September 30, 2021 and 2020, we used cash for capital expenditures totaling $179.9 million and $153.1 million, respectively.

We received $121.7 million in proceeds from sales of assets, primarily related to the sale of our Canada Drilling assets, and insurance claims during the nine months ended September 30, 2021 compared to $21.8 million for the corresponding 2020 period. We also received $11.4 million in sales and maturities of investments for the nine months ended September 30, 2021 compared to $2.0 million for the corresponding 2020 period.

Financing Activities. Net cash provided by financing activities totaled $37.8 million during the nine months ended September 30, 2021. During the nine months ended September 30, 2021, we used $49.1 million for a redeemable non-controlling interest distribution and we paid dividends totaling $7.3 million to our preferred shareholders. We received net proceeds of $98.6 million from our revolving credit facility and notes during the quarter, including a draw on the revolving credit facility to pay off $82.5 million in maturing notes in September 2021. Subsequent to September 30, 2021, we have repaid an additional $335.0 million of the amounts provided from the revolver.

Net cash used for financing activities totaled $48.5 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we received net proceeds of $1.0 billion from the issuance of new long-term debt as well as $397.3 million in net amounts borrowed under our revolving credit facility. This was partially offset by a $1.4 billion repayment on our senior notes. Additionally, we paid dividends totaling $18.9 million to our common and preferred shareholders.

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries

Nabors Delaware is an indirect, wholly owned subsidiary of Nabors. Nabors fully and unconditionally guarantees the due and punctual payment of the principal of, premium, if any, and interest on Nabors Delaware’s registered notes, which are its (i) 5.10% Senior Notes due 2023 (the “2023 Notes”), (ii) 5.50% Senior Notes due 2023 (the “5.50% 2023 Notes”) and (iii) 5.75% Senior Notes due 2025 (the “2025 Notes” and, together with the 2023 Notes, the 5.50% 2023 Notes and the 2025 Notes, the “Registered Notes”), and any other obligations of Nabors Delaware under the Registered Notes when and as they become due and payable, whether at maturity, upon redemption, by acceleration or otherwise, if Nabors Delaware is unable to satisfy these obligations. Nabors' guarantee of Nabors Delaware's obligations under the Registered Notes are its unsecured and unsubordinated obligation and have the same ranking with respect to Nabors' indebtedness as the Registered Notes have with respect to Nabors Delaware's indebtedness. In the event that Nabors is required to withhold or deduct on account of any Bermudian taxes due from any payment made under or with respect to its guarantees, subject to certain exceptions, Nabors will pay additional amounts so that the net amount received by each holder of Registered Notes will equal the amount that such holder would have received if the Bermudian taxes had not been required to be withheld or deducted.

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

Summarized combined Balance Sheet and Income Statement information for the Obligated Group follows (in thousands):

	September 30,	December 31,
Summarized Combined Balance Sheet Information	2021	2020

Assets
Current Assets	$301,227	$27,432
Non-Current Assets	427,197	415,768
Noncurrent assets - affiliates	6,841,765	7,226,211
Total Assets	7,570,189	7,669,411

Liabilities and Stockholders' Equity
Current liabilities	44,521	71,605
Noncurrent liabilities	3,180,836	3,086,794
Noncurrent liabilities - affiliates	741,989	494,589
Total Liabilities	3,967,346	3,652,988
Stockholders' Equity	3,602,843	4,016,423
Total Liabilities and Stockholders' Equity	7,570,189	7,669,411

	Nine Months Ended	Year Ended
	September 30,	December 31,
Summarized Combined Income Statement Information	2021	2020
Total revenues, earnings (loss) from consolidated affiliates and other income	$(317,241)	$(554,953)
Income from continuing operations, net of tax	(437,896)	(581,521)
Dividends on preferred stock	(3,653)	(14,611)
Net income (loss) attributable to Nabors common shareholders	(441,549)	(596,132)

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2021	2022	2023	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$45,889	140,828	112	50	$186,879

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2020 Annual Report. There were no material changes in our exposure to market risk during the nine months ended September 30, 2021 from those disclosed in our 2020 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The new regulation concerning mandatory COVID-19 vaccination of employees could have a material adverse impact on our business and results of operations.

On November 4, 2021, the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) announced a new emergency temporary standard (“ETS”) requiring all employers with at least 100 employees to develop, implement and enforce a mandatory COVID-19 vaccination policy, unless they adopt a policy requiring employees to choose to either be vaccinated or undergo regular COVID-19 testing and wear a face covering at work. The ETS was officially published and made effective on November 5, 2021 and companies must comply with most requirements within 30 days of publication and with testing requirements within 60 days of publication.

It is currently not possible to predict with certainty the exact impact that this ETS will have on us. As a company with more than 100 employees, we will be required to mandate COVID-19 vaccination of our workforce or our unvaccinated employees will be required to undergo weekly testing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended September 30, 2021 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
July 1 - July 31	—	$90.47	—	278,914
August 1 - August 31	—	$87.51	—	278,914
September 1 - September 30	1	$84.91	—	278,914

(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2013 Stock Plan and 2016 Stock Plan. Each of the 2016 Stock Plan, the 2013 Stock Plan, the 2003 Employee Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through September 30, 2021, we repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of September 30, 2021, we had $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of September 30, 2021, our subsidiaries held 1.1 million of our common shares.

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	November 5, 2021