Form 10-K
period 2021-12-31
NABORS INDUSTRIES LTD
filed 2022-02-18
CIK 1163739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the 7,528,655 common shares held by non-affiliates of the registrant outstanding as of the last business day of our most recently completed second fiscal quarter, June 30, 2021, based on the closing price of our common shares as of such date of $114.24 per share as reported on the New York Stock Exchange, was $860,073,547. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding as of February 14, 2022 was 8,571,349, excluding 1,090,003 common shares held by our subsidiaries, or 9,661,352 in the aggregate.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the definitive Proxy

Statement to be distributed in connection with our 2022 Annual General Meeting of Shareholders (Part III).

NABORS INDUSTRIES LTD.

Form 10-K Annual Report

For the Year Ended December 31, 2021

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

Our business consists of five reportable segments: U.S. Drilling, Canada Drilling, International Drilling, Drilling Solutions and Rig Technologies.

With operations in approximately 20 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of December 31, 2021 included:

●	301 actively marketed rigs for land-based drilling operations in the United States and various countries throughout the world; and

●	29 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

The following table presents our average rigs working (a measure of activity and utilization over the year) for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Average Rigs Working:
U.S. Drilling	70.9	67.9	115.3
Canada Drilling	6.5	9.0	10.9
International Drilling	67.9	75.7	88.3
	145.3	152.6	214.5

Average rigs working represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 average rigs working.

Additional information regarding the geographic markets in which we operate and our business segments can be found in Note 18—Segment Information in Part II, Item 8.—Financial Statements and Supplementary Data.

U.S. Drilling

Operating one of the largest land-based drilling rig fleets in the U.S., Nabors continues to drive innovation and integration in the industry. Nabors offers a full suite of options including performance tools and innovations developed by our team of internal engineers who are wholly focused on advanced technologies. We maintain activities in the lower 48 states and Alaska as well as offshore in the Gulf of Mexico. Our U.S. fleet consists of 173 AC rigs and 11 SCR land rigs, which were actively marketed as of December 31, 2021.

Since our first AC land rig was built in 2002, we have continued to develop industry-leading breakthroughs. As the industry shifted to multi-well pad drilling, we anticipated the appetite for greater efficiencies and adaptability through batch drilling. As a result, we developed our suite of PACE® drilling rigs. In 2013, we introduced our PACE®-X800 rig equipped with an advanced walking system with multidirectional capabilities that enables the rig to move efficiently over existing wells on a pad. Because the ancillary equipment accompanies the rig, it moves easily between adjacent rows of wells. In 2016, we introduced our PACE®-M800 and PACE®-M1000 rigs which complement our existing PACE®-X800 rigs. The PACE®-M800 rig is designed for lower-density multi-well pads whereas the PACE®-M1000 is designed for higher density pads. Both are designed to move rapidly between pads. Featuring the same advanced walking capabilities as the PACE®-X800 rig, the PACE®-M800 rig can quickly move efficiently on pads and over short distances, with minimal rig-up and rig-down components.

In addition to land drilling operations throughout the lower 48 states and Alaska, we also actively marketed 12 platform rigs in the U.S. Gulf of Mexico as of December 31, 2021.

In recent years we have deployed a full suite of technology supporting Nabors and third party rigs. By seizing the opportunity to move forward, faster, Nabors has employed automation to increase safety, instill efficient processes and build agility for our customers. See Drilling Solutions below for more information.

Canada Drilling

The focus of the Canadian drilling market was almost exclusively on horizontal wells. To align with this market, our Canadian rig fleet was concentrated on larger, more agile rigs. In July 2021, we closed on the sale of our Canada Drilling assets.

International Drilling

We conduct activities in major international oil and gas markets, most notably Saudi Arabia, Argentina, Colombia, Mexico and Kazakhstan. Many of our rigs are designed to address the challenges of working in specific operating environments, such as desert climates, mountainous regions, and tropical zones.

As of December 31, 2021, our international fleet consisted of 116 land-based drilling rigs located in approximately 14 countries. At the same time, we actively marketed 17 platforms rigs in the international offshore drilling markets. In prior years, we increased the utilization of the PACE®-X800 rigs in international markets through deployments in Latin America.

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

●	REVit® is an automated real time stick-slip mitigation system that preserves bit cutting structure, increases rates of penetration, and reduces unplanned trips;

●	ROCKit® is a user friendly directional steering control system that increases performance of slide drilling, through drill string oscillation and precise toolface control;

●	SmartNAV™ is a collaborative guidance and advisory platform that delivers automated directional drilling information and instructions to drive consistent decision making, transparency, and improved performance;

●	SmartSLIDE™ is an advanced directional steering control system that automates slide drilling to consistently deliver high performance; and

●	RigCLOUD® provides the tools and infrastructure to integrate applications to deliver real-time insight into operations across the rig fleet.

Nabors offers a full range of tubular running services to match operators’ requirements and preferences. Tubular running services (TRS) primarily include casing running, tubing running and torque monitoring. Managed pressure drilling (MPD) primarily includes drives, manifolds, tanks, pumps and gas handling equipment.  Our propriety software empowers the driller to deliver these services with consistency and repeatability. Both TRS and MPD integrate with the rig, eliminating the need for third party services and thereby improving efficiencies and reducing cost.

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

During the past several years we have transformed our fleet in the Lower 48 into what we believe is the most capable, modern fleet in the market. We believe our customer base recognizes the quality of our assets, the competency of our crews, our industry leading operational performance and the value added by our performance software and our services integration.

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

Our contracts for land-based and offshore drilling have durations that are single-well, multi-well or term. Term contracts generally have durations ranging from six months to five years. Under term contracts, our rigs are committed to one customer. Offshore workover projects are often contracted on a single-well basis. We generally receive drilling contracts through competitive bidding, although we occasionally enter into contracts by direct negotiation. Most of our single-well contracts are subject to termination by the customer on short notice, while multi-well contracts and term contracts may provide us with early termination compensation in certain circumstances. Such payments may not fully compensate us for the loss of a contract, and in certain circumstances the customer may not be obligated, able or willing to make an early termination payment to us. Contract terms and rates differ depending on a variety of factors, including competitive conditions, the geographical area, the geological formation to be drilled, the equipment and services to be supplied, the on-site drilling conditions, and the anticipated duration of the work to be performed.

Our Customers

Our customers include major international, national and independent oil and gas companies. One customer, Saudi Aramco, accounted for approximately 31%, 29% and 22% of our consolidated operating revenues during the years ended December 31, 2021, 2020 and 2019, respectively, which operating revenues are primarily included in the results of our International Drilling reportable segment. Our contracts with Saudi Aramco are on a per rig basis. These contracts are primarily operated through SANAD, our joint venture with Saudi Aramco. See Part I, Item 1A.—Risk Factors—The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.

Human Capital

As of December 31, 2021, we employed approximately 10,000 employees worldwide, approximately 7,000 of which are employed internationally.

Diversity and Inclusion

We endeavor to create an environment rich in diversity that welcomes those of all backgrounds, ethnicities and experiences. All told, our employee base represents 75 nationalities.

Traditionally the oil and gas industry has been male dominated. By implementing strategic recruiting efforts, employee development streams and retention practices, we have been able to achieve gender diversity that we believe outpaces not just the industry, but the business world in general. Based on our most recent employee engagement survey performed in late 2020, we learned that:

●	87% of women in our workforce feel supported by their manager;
●	73% of women of color have strong allies on their team; and

As of December 31, 2021, women made up 20% of the Company’s SG&A and Field Support workforce.  Additionally, women represented 34% of our 2021 new hires.

By recognizing disparate voices, we foster a more cohesive, high performing and productive company.

Training and Talent Management

We are dedicated to the development and training of our worldwide employee base. Training begins at onboarding, where employees receive job-specific instruction with a focus on safety, corporate ethics and an inclusive workplace. Ongoing training includes a focus on career development and advancement. A key focus is the career development offered to women and employees of color.

Educational Assistance

In 2009, our former Chairman and CEO, Eugene M. Isenberg, established the Isenberg Education Fund Scholarship Program, the purpose of which is to provide educational assistance to talented, high-achieving individuals who demonstrate strong academic performance and dedicated community service as well as financial need. Aid is available to employees and their family members, including spouses, children and grandchildren. To date, the program has provided over $3.8 million in educational assistance to employees and their families.

Health, Welfare and Retirement

We provide employees health and welfare benefits standard for the industry and their location of employment. U.S. employees and their families receive medical, dental and vision insurance, life insurance, short-term and long-term disability coverage, and health and dependent care flexible spending accounts. All U.S. full-time employees also are eligible for a 401(k) plan with a Company match.

Seasonality

Our operations are subject to seasonal factors. Specifically, our drilling operations in Canada and Alaska generally experience reduced levels of activity and financial results during the second quarter of each year, due to the annual spring thaw. In addition, our U.S. offshore market can be impacted during summer months by tropical weather systems in the Gulf of Mexico. Global climate change could lengthen these periods of reduced activity, but currently we cannot estimate the degree to which these activities may be affected. Our overall financial results reflect the seasonal variations experienced in these operations, but seasonality does not materially impact the remaining portions of our business.

Industry/Competitive Conditions

To a large degree, our businesses depend on the level of capital spending by oil and gas companies for exploration, development and production activities. The level of exploration, development and production activities is to a large extent tied to the prices of oil and natural gas, which can fluctuate significantly and are highly volatile. Relatedly, customers may have difficulty accessing capital markets due to poor historical returns for their investments and due to certain institutional investors choosing not to invest in fossil fuel industries. A decrease or prolonged decline in the price of oil or natural gas or in the exploration, development and production activities of our customers could result in a corresponding decline in the demand for our services and/or a reduction in dayrates and utilization, which could have a material adverse effect on our financial position, results of operations and cash flows. See Part I, Item 1A.—Risk Factors— Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability, and—Our drilling contracts may in certain instances be renegotiated, suspended or terminated without an early termination payment and Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Nabors and companies across the oil and gas value chain have set aggressive decarbonization goals; now the industry needs the tools to achieve them.  In response to these goals, we have a fast-growing portfolio of technologies designed to drive energy efficiency and emissions reductions for the Company and third-party customers.  The line-up includes proprietary emissions reporting and analytics software, engine management controls, energy storage systems, hydrogen injection catalysts, carbon capture technology and fuel enhancing additives, as well as traditional high-line power and dual-fuel offerings, all of which are intended to establish Nabors’ fleet as the cleanest and most efficient in the industry.

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

Our Rig Technologies segment competes primarily with National Oilwell Varco Inc., Bentec GmbH, and several smaller rig equipment suppliers. Our Drilling Solutions segment competes with services provided by Baker Hughes Co., Halliburton Co., Schlumberger Ltd., Expro Group Holdings NV, Weatherford International plc., as well as several of our drilling competitors and smaller, specialized service providers.

Acquisitions and Divestitures

We have grown from a land drilling business centered in the U.S. Lower 48, Canada and Alaska to an international business with operations on land and offshore in major oil and gas markets around the world. This growth was fueled in part by strategic acquisitions. While we continuously consider and review strategic opportunities, including acquisitions, divestitures, joint ventures, alliances and other strategic transactions, there can be no assurance that such opportunities will continue to be available, that the pricing will be economical or that we will be successful in completing and realizing the expected benefits of such transactions in the future.

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

Environmental Compliance

Sustainability is an essential part of the corporate culture at Nabors and an integral part of our strategic plans. We know that our success is directly linked to implementing and executing a broad range of sustainable practices. Through technological innovation, environmental impact planning, corporate safety initiatives and community relations activities, Nabors understands that how we conduct business is as important as our results. Corporate responsibility guides every aspect of our daily activities and is the key to our continued success.

We do not anticipate that compliance with currently applicable environmental rules and regulations and controls will significantly change our competitive position, capital spending or earnings during 2022. We believe we are in material compliance with applicable environmental rules and regulations and that the cost of such compliance is not material to our business or financial condition. For a more detailed description of the environmental rules and regulations applicable to our operations, see Part I, Item 1A.—Risk Factors—Changes to or noncompliance with laws and regulations or exposure to environmental liabilities could adversely affect our results of operations.

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

Business and Operational Risks

●	Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability.
●	Our customers and thereby our business and profitability could be adversely affected by low oil prices and/or turmoil in the global economy.
●	We operate in a highly competitive industry with excess drilling capacity, which may adversely affect our results of operations.
●	We must renew customer contracts to remain competitive.
●	The nature of our operations presents inherent risks of loss, including weather-related risks, that could adversely affect our results of operations.
●	Our drilling contracts may in certain instances be renegotiated, suspended or terminated without an early termination payment.
●	The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.
●	The profitability of our operations could be adversely affected by war, civil disturbance, terrorist activity or other political or economic instability, fluctuation in currency exchange rates and local import and export controls.
●	We rely on third-party suppliers, manufacturers and service providers to secure equipment, components and parts used in rig operations, conversions, upgrades and construction.
●	Our contracts with state-owned energy companies may expose us to greater risks than we normally assume in contracts with non-governmental customers.
●	Control of oil and natural gas reserves by state-owned energy companies may affect the demand for our services and products and create additional risks in our operations.
●	Our operating expense includes fixed costs that may not decline in proportion to decreases in rig utilization and dayrates.

●	Actions of and disputes with our joint venture partners could have a material adverse effect on the business and results of operations of our joint ventures and, in turn, our business and consolidated results of operations.
●	Failure to realize the anticipated benefits of acquisitions, divestitures, investments, joint ventures and other strategic transactions may adversely affect our business, results of operations and financial position.
●	Decisions by internet service, cloud hosting service and related providers to restrict or ban our ability to use their platforms could adversely affect our ability to promote and conduct our business and inform investors.
●	We are subject to a number of uncertainties during the timeframe when Nabors Energy Transition Corporation (NETC) pursues a business combination, which could adversely affect our business, financial condition, results of operations, cash flows and share price.

Financial Risks

●	We may record additional losses or impairment charges related to sold or idle drilling rigs and other assets.
●	Our financial and operating flexibility could be affected by our long-term debt and other financial commitments.
●	Our ability to access capital markets could be limited.
●	A downgrade in our credit rating could negatively affect our cost of capital and our ability to access capital markets or other financing sources.

Technology Risks

●	New technologies may cause our drilling methods and equipment to become less competitive and it may become necessary to incur higher levels of operating and capital expenditures in order to keep pace with the disruptive trends in the drilling industry. Growth through the building of new drilling rigs and improvement of existing rigs is not assured.
●	Limitations on our ability to obtain, maintain, protect or enforce our intellectual property rights, including our trade secrets, could cause a loss in revenues and any competitive advantage we hold.
●	Technology disputes could negatively affect our operations or increase our costs.
●	Improvements in or new discoveries of alternative energy technologies could have a material adverse effect on our financial condition and results of operations.

Legal and Regulatory Risks

●	New and evolving regulations in the countries in which we operate (including the United States) concerning health and safety related to COVID-19 could have a material effect on our business.
●	Our international business exposes us to additional risks, including risks related to geopolitical and economic factors, laws and regulations, and compliance obligations and risks under the Foreign Corrupt Practices Act and other applicable anti-corruption laws. Violations of these laws could have a negative effect on our business.
●	Changes to or noncompliance with laws and regulations or exposure to environmental liabilities could adversely affect our results of operations.
●	The physical effects of climate change and the regulation of greenhouse gas emissions could have a negative effect on our business.
●	Legal proceedings and governmental investigations could affect our financial condition and results of operations.
●	We may be subject to changes in tax laws and have additional tax liabilities.
●	The Company’s ability to use its net operating loss carryforwards, and possibly other tax attributes, to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including future transactions involving the sale or issuance of Company equity securities, or if taxable income does not reach sufficient levels.

Share Capital and Corporate Structure Risks

●	Significant issuances of common shares could adversely affect the market price of our common shares.
●	Our common share price has been and may continue to be volatile.

●	Provisions in our organizational documents may be insufficient to thwart a coercive hostile takeover attempt; conversely, these provisions and those in our outstanding debt and Saudi joint venture documents may deter a change of control transaction and decrease the likelihood of a shareholder receiving a change of control premium.
●	As a holding company, we depend on our operating subsidiaries and investments to meet our financial obligations.

General Risks

●	Investor sentiment and public perception related to the fossil fuels industry and to ESG initiatives could increase our costs of capital, our reporting requirements and our operations, which could negatively affect our stock price.
●	Our business, results of operations and financial condition have been and may continue to be adversely affected by global public health epidemics, including the strain of coronavirus known as COVID-19, and future adverse effects could be material and difficult to predict.
●	Our business is subject to cybersecurity risks.
●	The loss of key executives or inability to attract and retain experienced technical professionals and talented personnel could reduce our competitiveness and harm prospects for future success.

For a more complete discussion of the risks facing our business, see below.

Business and Operational Risks

Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability.

Our operations, demand for our services, and the rates we are able to charge for such services depend on the level of spending by oil and gas companies for exploration, development and production activities. Both short-term and long-term trends in oil and natural gas prices affect these activity levels. Oil and natural gas prices, as well as the level of drilling, exploration and production activity, have been highly volatile for several years and are expected to continue to be volatile for the foreseeable future. In addition to the COVID-19 outbreak contributing to a significant decline in oil prices in 2020, declines in oil prices are primarily caused by, among other things, an excess of supply of crude oil in relation to demand. Worldwide military, political, public health, and economic events, including initiatives by the Organization of Petroleum Exporting Countries (“OPEC”) and OPEC+, uncertainty in capital and commodities markets, and the ability of oil and natural gas producers to access capital, and the extent to which they are willing or able to deploy capital, affect both the supply of and demand for oil and natural gas. In addition, weather conditions, governmental regulation (both in the United States and elsewhere), levels of consumer demand for oil and natural gas, general and global economic conditions, oil and gas production levels by non-OPEC countries, decisions by oil and gas producers to continue producing oil and gas despite excess supply, the availability and demand for drilling equipment and pipeline capacity, availability and pricing of alternative energy sources, and other factors beyond our control may also affect the supply of and demand for oil and natural gas, and thereby affect the price of oil and natural gas.

Lower oil and natural gas prices also could adversely affect our cash forecast models used to determine whether the carrying values of our long-lived assets exceed our future cash flows, which could result in future impairment to our long-lived assets. Lower oil and natural gas prices also could affect our ability to retain skilled rig personnel and affect our ability to access capital to finance and grow our business. There can be no assurances as to the future level of demand for our services or future conditions in the oil and natural gas and oilfield services industries.

Our customers and thereby our business and profitability could be adversely affected by low oil prices and/or turmoil in the global economy.

Changes in general economic and political conditions may negatively affect our business, financial condition, results of operations and cash flows. As a result of the volatility of oil and natural gas prices, we are unable to fully predict the level of exploration, drilling and production activities of our customers and whether our customers and/or suppliers will be able to sustain their operations and fulfill their commitments and obligations. If oil prices decrease and/or global economic conditions deteriorate, there could be a material adverse effect on the liquidity and operations of our customers, vendors and other worldwide business partners, which in turn could have a material effect on our results of operations and liquidity. Furthermore, these conditions may result in certain of our customers experiencing an inability to pay vendors, including us. In addition, we may experience difficulties forecasting future capital expenditures by our customers, which in turn could lead to either over capacity or, in the event of further recovery in oil prices and the worldwide economy, under capacity, either of which could adversely affect our operations. There can be no assurance that the global economic environment will not deteriorate in the future due to one or more factors.

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

Accidents may occur, we may be unable to obtain desired contractual indemnities, and our insurance may prove inadequate in certain cases. The occurrence of an event for which we are not sufficiently insured or indemnified, or the failure or inability of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses that could adversely affect our business, financial condition and liquidity. In addition, insurance may not be available to cover certain risks. Our insurance also may not cover losses associated with pandemics such as the COVID-19 pandemic. Even if available, insurance may be inadequate or insurance premiums or other costs may increase significantly in the future, making insurance prohibitively expensive. We expect to continue facing upward pressure in our insurance renewals, our premiums and deductibles may be higher, and some insurance coverage may either be unavailable or more expensive than it has been in the past. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of a deductible or self-insured retention. We may choose to increase the levels of deductibles (and thus assume a greater degree of risk) from time to time in order to minimize our overall costs, which could exacerbate the effect of our losses on our financial condition and liquidity.

Our drilling contracts may in certain instances be renegotiated, suspended or terminated without an early termination payment.

Most of our multi-well and term drilling contracts require that an early termination payment be made to us if a contract is terminated by the customer prior to its expiration. However, such payments may not fully compensate us for the loss of a contract. In certain circumstances, including but not limited to, non-performance caused by significant operational or equipment issues (such as destruction of a drilling rig that is not replaced within a specified period of time), sustained periods of downtime due to a force majeure event, or other events beyond our control or some other breach of our contractual obligations, our customers may not be obligated to make an early termination payment to us at all. In addition, some contracts may be suspended, rather than terminated early, for an extended period of time, in some cases without adequate compensation. The early termination or suspension of a contract may result in a rig being idle for an extended period of time, which could have a material adverse effect on our business, financial condition and results of operations.

During periods of depressed market conditions, we may be subject to an increased risk of our customers (including government-controlled entities) seeking to renegotiate, repudiate or terminate their contracts and/or to otherwise exert commercial influence to our disadvantage. Downturns in the oil price environment may result in downward pricing pressure and decreased demand for our drilling services with existing customers, renegotiations of pricing and other terms in our drilling contracts with certain customers and early termination of contracts by others. Our customers’ ability to perform their obligations under the contracts, including their ability to pay us or fulfill their indemnity obligations, may also be affected by an economic or industry downturn or other adverse conditions in the oil and gas industry. If we were to sustain a loss and our customers were unable to honor their indemnification and/or payment obligations, it could adversely affect our liquidity. If our customers cancel some of our contracts, and we are unable to secure new contracts on a timely basis and/or on substantially similar terms, or if contracts are suspended for an extended period of time with or without adequate compensation or renegotiated with pricing or other terms less favorable to us, it could adversely affect our financial condition and results of operations.

The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.

In 2021, 2020 and 2019, we received approximately 44%, 49% and 41%, respectively, of our consolidated operating revenues from our three largest contract drilling customers (including their affiliates), with our largest customer and partner in our SANAD joint venture, Saudi Aramco, representing 31%, 29% and 22% of our consolidated operating revenues, respectively, for these periods. The loss of one or more of our larger customers would have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, if a significant customer experiences liquidity constraints or other financial difficulties it may be unable to make required payments or seek to renegotiate contracts, which could adversely affect our liquidity and profitability. Financial difficulties experienced by customers could also adversely affect our utilization rates in the affected market and may cause our counterparties to seek modifications to our contracts with them. Furthermore, potential consolidation among oil and natural gas exploration and production companies may reduce the number of available customers.

The profitability of our operations could be adversely affected by war, civil disturbance, terrorist activity or other political or economic instability, fluctuation in currency exchange rates and local import and export controls.

We derive a significant portion of our business from global markets, including operations in the Middle East, South America, the Far East, North Africa, central and southern Asia, and Russia. These operations are subject to various risks, including war, civil disturbances, labor strikes, nationalization, terrorist activity and governmental actions that may limit or disrupt markets, restrict the movement of funds or result in limits or restrictions in our ability to operate or compete, the deprivation of contractual rights or the taking of property without fair compensation, particularly in respect of contracts with state-owned oil companies. In some countries, our operations may be subject to the additional risk of fluctuating currency values and exchange controls. We also are subject to various laws and regulations that govern the operation and taxation of our business and the import and export of our equipment from country to country, the imposition, application and interpretation of which can prove to be uncertain.

The future occurrence of one or more international events arising from the types of risks described above could have a material adverse effect on our business, financial condition and results of operations.

We rely on third-party suppliers, manufacturers and service providers to secure equipment, components and parts used in rig operations, conversions, upgrades and construction.

Our reliance on third-party suppliers, manufacturers and service providers to provide equipment and services exposes us to volatility in the quality, price and availability of such items. Certain components, parts and equipment that we use in our operations may be available only from a small number of suppliers, manufacturers or service providers. The failure of one or more third-party suppliers, manufacturers or service providers to provide equipment, components, parts or services, whether due to capacity constraints, labor shortages or other labor-related difficulties, production or delivery disruptions, price increases, quality control issues, recalls or other decreased availability of parts and equipment, is beyond our control and could materially disrupt our operations or result in the delay, renegotiation or cancellation of drilling contracts, thereby causing a loss of contract drilling backlog and/or revenues to us, as well as an increase in operating costs.

Additionally, our suppliers, manufacturers, and service providers could be negatively affected by changes in industry conditions or global economic conditions. If certain of our suppliers, manufacturers or service providers were to curtail or discontinue their business as a result of such conditions, it could result in a reduction or interruption in supplies or equipment available to us and/or a significant increase in the price of such supplies and equipment, which could adversely affect our business, financial condition and results of operations.

Our contracts with state-owned energy companies may expose us to greater risks than we normally assume in contracts with non-governmental customers.

We currently own and operate rigs and rig-related equipment under contracts with state-owned energy companies (“NOCs”). In the future, we may expand our international solutions operations and enter into additional, significant contracts with NOCs. The terms of these contracts may contain non-negotiable provisions and may expose us to greater commercial, political, operational and other risks than we assume in other contracts. These contracts may expose us to materially greater environmental liability and other claims for damages (including consequential damages) and personal injury related to our operations, or the risk that the contract may be terminated by our customer without cause on short-term notice, contractually or by governmental action, or under certain conditions that may not provide us with an early termination payment. We can provide no assurance that increased risk exposure will not have an adverse effect on our future operations or that we will not increase the number of rigs contracted, or the amount of technology deployed, to NOCs with commensurate additional contractual risks. Risks that accompany contracts with NOCs could ultimately have a material adverse effect on our business, financial condition and results of operations.

Control of oil and natural gas reserves by NOCs may affect the demand for our services and products and create additional risks in our operations.

Much of the world’s oil and natural gas reserves are controlled by NOCs, which may require their contractors to meet local content requirements or other local standards, such as conducting our operations through joint ventures with local partners that could be difficult or undesirable for us to meet. The failure to meet the local content requirements and other local standards may adversely affect our operations in those countries. In addition, our ability to work with NOCs is subject to our ability to negotiate and agree upon acceptable contract terms.

Our operating expense includes fixed costs that may not decline in proportion to decreases in rig utilization and dayrates.

Our operating expense includes all direct and indirect costs associated with the operation, maintenance and support of our drilling and related equipment, many of which are not affected by changes in dayrates and some of which are not affected by utilization. During periods of reduced revenues and/or activity, certain of our fixed costs (such as depreciation) may not decline and often we may incur additional costs. During times of reduced utilization, reductions in costs may not be immediate as we may not be able to fully reduce the cost of our support operations in a particular geographic region due to the need to support the remaining drilling rigs in that region. Accordingly, a decline in revenues due to lower dayrates and/or utilization may not be offset by a corresponding decrease in drilling services and solutions expense, which could have a material adverse effect on our business, financial condition and results of operations.

Actions of and disputes with our joint venture partners could have a material adverse effect on the business and results of operations of our joint ventures and, in turn, our business and consolidated results of operations.

We conduct some operations through joint ventures. As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions, the joint venture operating in a manner that is contrary to our preference or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any nonperformance, default, or bankruptcy of our joint venture partners. These factors could have a material adverse effect on the business and results of operations of our joint ventures and, in turn, our business and consolidated results of operations.

Failure to realize the anticipated benefits of acquisitions, divestitures, investments, joint ventures and other strategic transactions may adversely affect our business, results of operations and financial position.

We undertake from time to time acquisitions, divestitures, investments, joint ventures, alliances and other strategic transactions that we expect to further our business objectives. For example, in October 2016, we announced an agreement to form a new joint venture in the Kingdom of Saudi Arabia, which commenced operations in December 2017. The long-term success of the Saudi joint venture depends, to a large degree, on the satisfactory performance of our joint venture partner’s obligations, including contributions of capital, drilling rigs and related equipment, and our ability to maintain an effective, working relationship with our joint venture partner.

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

We utilize the internet to provide services and to promote our business and services to current and potential customers and to provide information and updates to our investors. Internet service providers, cloud hosting services, social media companies and website providers that currently allow us to utilize their platforms to communicate with customers and the public may decide that our business or the industry in which we operate negatively affects their business or may make business decisions or changes to their policies that negatively affect us. Such actions could include placing restrictions on our use of their platforms or banning us from utilizing their services altogether. Our inability to use these platforms may have a negative effect on the way we are perceived in the industry or in the media and may adversely affect our business, financial condition, results of operations and cash flows.

We will be subject to a number of uncertainties during the timeframe when Nabors Energy Transition Corporation (NETC) pursues a business combination, which could adversely affect our business, financial condition, results of operations, cash flows and share price.

If NETC is unable to consummate a suitable business transaction during the prescribed time period set forth in the terms of the initial public offering, we may experience negative reactions from the financial markets and from our shareholders. In addition, in the event that NETC is able to find a suitable business combination, or if the business combination is unsuccessful, there is no assurance that we will realize the anticipated value from such transaction.

Financial Risks

We may record additional losses or impairment charges related to sold or idle drilling rigs and other assets.

In 2021, 2020 and 2019, we recognized impairment charges of $60.5 million, $390.0 million and $290.5 million, respectively, related to tangible assets and equipment. Prolonged periods of low utilization or low dayrates, the cold stacking of idle assets, the sale of assets below their then-carrying value or the decline in market value of our assets may cause us to experience further losses. If future cash flow estimates, based upon information available to management at the time, including oil and gas prices and expected utilization levels, indicate that the carrying value of any of our rigs may not be recoverable or if we sell assets for less than their then carrying value, we may recognize additional impairment charges on our fleet.

Our financial and operating flexibility could be affected by our long-term debt and other financial commitments.

The 2018 Revolving Credit Facility (as hereinafter defined) was fully refinanced by the 2022 Credit Agreement (as hereinafter defined) on January 21, 2022. The 2022 Credit Agreement is secured with a first lien security interest on all land drilling rigs and related equipment, spare parts and inventory in the contiguous U.S. Under the facility, we are required to maintain an “interest coverage ratio” of no less than 1.75:1.00 as of the last day of the fiscal quarter ending March 31, 2022, with such ratio periodically increasing in increments of 0.125:1.00 to a minimum interest coverage ratio of 2.75:1.00 as of the fiscal quarter ending June 30, 2024. We are also required to maintain a “minimum guarantor value” of no less than 90% at all times. The interest coverage ratio is defined to mean the ratio of (i) EBITDA for the latest four fiscal quarters for which financial statements are required to have been delivered to (ii) the interest expense for the latest four fiscal quarters for which financial statements are required to have been delivered. The minimum guarantor value is defined to mean the percentage of book value of, minus depreciation and amortization on, property, plant and equipment owned by Nabors and its subsidiaries, that is directly or indirectly owned by the guarantors of the 2022 Credit Agreement (other than Nabors) and their wholly owned subsidiaries. The interest coverage ratio and the minimum guarantor value requirement are not measures of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

As of December 31, 2021, our consolidated total outstanding indebtedness was $3.3 billion. We also have various financial commitments, such as leases, contracts and purchase commitments. Our ability to service our debt and other financial obligations depends in large part upon the level of cash flows generated by our operating subsidiaries’ operations, our ability to monetize and/or divest non-core assets, availability under the 2022 Credit Agreement and our ability to access the capital markets and/or other sources of financing. If we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or reduce funding in the future for working capital, capital expenditures and general corporate purposes, any of which could negatively affect our stock price or financial condition.

Our ability to access capital markets could be limited.

From time to time, we may need to access capital markets to obtain long-term and short-term financing. However, our ability to access capital markets could be limited or adversely affected by, among other things, oil and gas prices, our existing capital structure, our credit ratings, interest rates and the health or market perceptions of the drilling and overall oil and gas industry and the global economy. In addition, many of the factors that affect our ability to access capital markets, including the liquidity of the overall capital markets, the state of the economy and/or the oil and gas industry, and the impact of COVID-19, among others, are outside of our control. There have also been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities as well as pressuring lenders and other financial services companies to limit or curtail activities with companies engaged in the extraction of fossil fuel reserves, which, if successful, could limit our ability to access capital markets. No assurance can be given that we will be able to access capital markets on terms acceptable to us when required to do so, which could adversely affect our business, financial condition and results of operations.

A downgrade in our credit rating could negatively affect our cost of and ability to access capital markets or other financing sources.

Our ability to access capital markets or to otherwise obtain sufficient financing may be affected by our senior unsecured debt ratings as provided by major U.S. credit rating agencies. Factors that may affect our credit ratings include debt levels, asset purchases or sales, as well as near-term and long-term growth opportunities and industry conditions. Liquidity, asset quality, cost structure, market diversity, and commodity pricing levels and other factors, including the impact of COVID-19, are also considered by the rating agencies. Our senior unsecured debt has a non-investment grade rating. Ratings downgrades may affect our cost of capital and ability to access capital markets or other financing sources, any of which could adversely affect our financial condition, results of operations and cash flows.

Technology Risks

New technologies may cause our drilling methods and equipment to become less competitive and it may become necessary to incur higher levels of operating and capital expenditures in order to keep pace with the disruptive trends in the drilling industry. Growth through the building of new drilling rigs and improvement of existing rigs is not assured.

The market for our services is characterized by continual technological developments that have resulted in, and will likely continue to result in, substantial improvements in the functionality and performance of rigs and equipment. Our customers increasingly demand the services of newer, higher specification drilling rigs and related equipment. Accordingly, we may have to allocate a higher proportion of our capital expenditures to maintain and improve existing rigs and other equipment, purchase and construct newer, higher specification drilling rigs and other equipment to meet the increasingly sophisticated needs of our customers and develop new and improved technology and data analytics.

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

Development of new technology is critical to maintaining our competitiveness. There can be no assurance that we will be able to successfully develop technology that our customers demand. If we are not successful keeping pace with technological advances and trends (including trends in favor of emissions-reducing technologies) or if we fail to deliver such technologies to our customers in a timely and cost-effective manner suitable to their needs, demand for our services could decline and we could lose market share. Furthermore, if our equipment or proprietary technologies become obsolete, the value of our intellectual property may be reduced, or one or more technologies that we may implement in the future may not work as we expect and our business, financial condition, results of operations and reputation could be adversely affected as a result. Additionally, new technologies, services or standards could render some of our services, drilling rigs or equipment obsolete, which could reduce our competitiveness and have a material adverse effect on our business, financial condition and results of operations.

Limitations on our ability to obtain, maintain, protect or enforce our intellectual property rights, including our trade secrets, could cause a loss in revenues and any competitive advantage we hold.

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

Technology disputes could negatively affect our operations or increase our costs.

Our services and products use proprietary technology and equipment, which can involve potential infringement of a third party’s rights, or a third party’s infringement of our rights, including patent rights. The majority of the intellectual property rights relating to our drilling rigs and related services are owned by us or certain of our supplying vendors. However, in the event that we or one of our customers or supplying vendors becomes involved in a dispute over infringement of intellectual property rights relating to equipment or technology owned or used by us, services performed by us or products provided by us, we may lose access to important equipment or technology or our ability to provide services or products, or we could be required to cease use of some equipment or technology or be forced to invest or develop replacement technologies to enhance our equipment, technology, services or products. We could also be required to pay license fees or royalties for the use of equipment or technology or provision of services or products. In addition, we may lose a competitive advantage in the event we are unsuccessful in enforcing our rights against third parties. Regardless of the merits, any such claims generally result in significant legal and other costs, including reputational harm, and may distract management from running our business. Technology disputes involving us or our customers or supplying vendors could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Legal and Regulatory Risks

New and evolving regulations in the countries in which we operate (including the United States) concerning health and safety related to COVID-19 could have a material effect on our business.

The COVID-19 pandemic has caused governments across the globe to implement laws and restrictions aimed at reducing the spread of COVID-19 and ensuring the safety of their citizens. In the United States, the federal government issued a vaccination mandate covering federal contractors (Executive Order 14042), and the U.S. Occupational Safety and Health Administration (“OSHA”) announced the implementation of the Vaccination and Testing Emergency Temporary Standard (the “ETS”), requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to obtain a COVID-19 test at least once a week. The Supreme Court enjoined the ETS on January 13, 2022, after which, effective January 26, 2022, OSHA withdrew the measure. OSHA continues to pursue imposition of a similar, permanent requirement through the rulemaking process. This process is not complete and, as such, the final form of OSHA’s rule regarding workplace vaccinations is not known. Executive Order 14042 is currently enjoined by court orders, and the ultimate outcome of such litigation is not known. Therefore, it is not clear at this time how either OSHA’s rule or Executive Order 14042, if enforced, may affect our workforce and our ability to maintain our operations throughout the United States.

Similarly, laws in other jurisdictions where we operate require individuals to demonstrate proof of vaccination, negative COVID-19 tests, or have other requirements intended to halt or slow the spread of COVID-19, and may restrict travel to, through, and/or from such countries. These travel restrictions may significantly affect our global workforce. If our employees are not able to provide evidence consistent with local requirements and are not allowed to travel to the work location, our financial condition and results of operations may be adversely affected.

Our international business exposes us to additional risks, including risks related to geopolitical and economic factors, laws and regulations, and compliance obligations and risks under the Foreign Corrupt Practices Act and other applicable anti-corruption laws. Violations of these laws could have a negative effect on our business.

Our international business (including our participation in joint ventures, requirements for local content, and our global supply chain) is subject to numerous political and economic factors, legal requirements, cross-cultural considerations and other risks associated with doing business globally. Our international business is generally subject to both U.S. and foreign laws and regulations, including, without limitation, laws and regulations relating to export/import controls, sanctions, technology transfers, government contracts and procurement, data privacy and protection, investment, exchange rates and controls, the U.S. Foreign Corrupt Practices Act (the “FCPA”), the Bermuda Bribery Act (2016) and other anti-corruption laws, anti-boycott provisions, securities laws, labor and employment, works councils and other labor groups, anti-human trafficking, taxes, environment, immunity, security restrictions and intellectual property. The SEC and U.S. Department of Justice have continued to focus on enforcement activities with respect to the FCPA. While our employees and agents are required to comply with applicable anti-corruption laws, and we have adopted policies and procedures and related training programs designed to promote and achieve compliance, we cannot ensure that our internal policies, procedures and programs will always protect us from risks associated with unlawful acts carried out by our employees or agents.

Failure by us, our employees, affiliates, partners or others with whom we work to comply with applicable laws and regulations could result in administrative, civil, commercial or criminal liabilities, including suspension or debarment from government contracts or suspension of export/import privileges. Any such penalty could have a material adverse effect on our reputation, our ability to compete for other contracts and our financial position, results of operations and/or cash flows.

Changes to or noncompliance with laws and regulations or exposure to environmental liabilities could adversely affect our results of operations.

Drilling of oil and natural gas wells is subject to various laws and regulations in the jurisdictions where we operate, including comprehensive and frequently changing laws and regulations relating to the protection of the environment and human health, including those regulating the spill, release, transport, storage, use, treatment, disposal and remediation of, and exposure to, hazardous and solid wastes and materials. Our costs to comply with these laws and regulations may be substantial. Violation of environmental laws or regulations could lead to the imposition of administrative, civil or criminal penalties, capital expenditures, delays in the permitting or performance of projects, and in some cases injunctive relief. Violations may also result in liabilities for personal injuries, property and natural resource damage and other costs and claims. We are not able to allocate all risks of environmental liabilities to customers, and it is possible that customers who assume the risks will be financially unable to bear any resulting costs.

In addition, U.S. federal laws and the laws of other jurisdictions regulate the prevention of oil spills and the release of hazardous substances and may impose liability for removal costs and natural resource, real or personal property and certain economic damages arising from any spills. Some of these laws may impose strict and/or joint and several liability for clean-up costs and damages without regard to the conduct of the parties. As an owner and operator of onshore and offshore rigs and other equipment, we may be deemed to be a responsible party under federal law. In addition, we are subject to various laws governing the containment and disposal of hazardous substances, oilfield waste and other waste materials and the use of underground storage tanks.

Changes in environmental laws and regulations may also negatively affect the operations of oil and natural gas exploration and production companies, which in turn could have an adverse effect on us. Future or more stringent federal or state regulation could dramatically increase operating costs for oil and natural gas companies, curtail production and demand for oil and natural gas in areas of the world where our customers operate, and reduce the market for our services by making wells and/or oilfields uneconomical to operate, which may in turn adversely affect results of operations.

The physical effects of climate change and the regulation of greenhouse gas emissions and climate change could have a negative effect on our business.

There has been an increasing focus of international, national, state, regional and local regulatory bodies on greenhouse gas (“GHG”), including carbon dioxide and methane, emissions and climate change issues. Future regulation could require industries to meet stringent standards to substantially reduce GHG emissions. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress. In addition, the current administration has taken steps to further regulate GHG emissions. Those reductions could be costly and difficult to implement.

The U.S. Environmental Protection Agency (the “EPA”) has published findings that GHG emissions present an endangerment to public health and the environment. The EPA has also issued rules requiring monitoring and reporting of GHG emissions from the oil and natural gas sector, including onshore and offshore production activities. In November 2021, the EPA proposed new rules aimed at sharply reducing methane and other emissions from new and existing sources in the oil and gas industry. The Bureau of Land Management also issued a rule in November 2016 requiring reductions in methane emissions from venting, flaring, and leaking activities on public lands.

The United States is a member of the Paris Agreement, a climate accord reached at the Conference of the Parties (“COP 21”) in Paris, that set many new goals, and many related policies are still emerging. The Paris Agreement requires set GHG emission reduction goals every five years beginning in 2020. Stronger GHG emission targets were set at the Conference of Parties in Glasgow (“COP 26”) in November 2021.

It is not possible to predict the timing and effect of climate change or whether additional GHG regulations will be adopted. However, more aggressive efforts by governments and non-governmental organizations to reduce GHG emissions appear likely, and any such future regulations could result in increased compliance costs, additional operating restrictions or affect the demand for our customers’ products and, accordingly, our services.

In addition, there have been efforts in recent years aimed at the investment community promoting the divestment of fossil fuel equities as well as to pressure lenders and other financial services companies to limit or curtail activities with companies engaged in the extraction of fossil fuel reserves. Further, members of the investment community have increased their focus on sustainability practices with regard to the oil and gas industry, including practices related to GHGs and climate change, and an increasing number of our customers consider sustainability factors in awarding work. These developments, and public perception relating to climate change, may curtail production and demand for oil and natural gas by shifting demand towards lower carbon energy sources such as wind, solar and other renewables. If these efforts are successful, our ability and the ability of our customers to access capital markets may be limited and our stock price may be negatively affected.

Beyond financial and regulatory effects, the projected severe effects of climate change have the potential to directly affect our facilities and operations and those of our customers.

Legal proceedings and governmental investigations could affect our financial condition and results of operations.

We are subject to legal proceedings and governmental investigations from time to time that include employment, tort, intellectual property and other claims, and purported class action and shareholder derivative actions. We are also subject to complaints and allegations from former, current or prospective employees from time to time, alleging violations of employment-related laws or other whistle blower-related matters. Lawsuits or claims could result in decisions against us that could have an adverse effect on our financial condition or results of operations. See “Item 3—Legal Proceedings” for a discussion of certain existing legal proceedings.

We may be subject to changes in tax laws and have additional tax liabilities.

We operate through various subsidiaries in numerous countries throughout the world. Consequently, we are subject to changes in tax laws, treaties or regulations and the interpretation or enforcement thereof in the United States and in jurisdictions in which we or any of our subsidiaries operate or are organized, and any such changes could have a material effect on our results of operations in the periods in which such laws and regulations become effective as well as in future periods. In October 2021, the Group of 20 endorsed a new global minimum tax rate for large multinational companies, which also has the support of a large number of countries and territories responsible for the overwhelming majority of global economic output. To take effect, the minimum tax would need to be implemented by each jurisdiction. It is not yet clear how such a minimum tax would impact our business.

The Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”) adopted sweeping changes to the U.S. Internal Revenue Code which also could have a material adverse effect on our financial condition and results of operations. In addition to lowering the U.S. corporate income tax rate and numerous other changes, the law imposes more stringent limitations on the deductibility of interest expense and net operating losses and imposes a type of minimum tax designed to reduce the benefits derived from intercompany transactions and payments that result in base erosion. Tax laws, treaties and regulations are highly complex and subject to interpretation. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense is incurred. Although the Tax Reform Act has not had a material effect on our financial statements to date, if these tax laws, treaties or regulations change or any tax authority successfully challenges our assessment of the effects of such laws, treaties and regulations in any country, including our operational structure, intercompany pricing policies or the taxable presence of our subsidiaries in certain countries, this could have a material adverse effect on us, resulting in a higher effective tax rate on our consolidated earnings or a reclassification of the tax effects of our significant corporate restructuring transactions.

The Company’s ability to use its net operating loss carryforwards, and possibly other tax attributes, to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including future transactions involving the sale or issuance of Company equity securities, or if taxable income does not reach sufficient levels.

As of December 31, 2021, the Company reported consolidated federal net operating loss (“NOL”) carryforwards of approximately $728.6 million and certain other favorable federal income tax attributes. The Company’s ability to use its NOL carryforwards and certain other attributes may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). An ownership change generally occurs if there is a more than 50 percentage point increase in the aggregate equity ownership of the Company by one or more “5 percent shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any testing period, which is generally the three-year period preceding any potential ownership change, measured against their lowest percentage ownership at any time during such period.

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

As of February 14, 2022, we had 32,000,000 authorized common shares, of which 9,661,352 shares were outstanding and entitled to vote, including 1,090,003 million held by our subsidiaries. In addition, 350,067 common shares were reserved for issuance pursuant to stock option and employee benefit plans. The sale, or availability for sale, of substantial amounts of our common shares in the public market, whether directly by us or resulting from the exercise of options or warrants (and, where applicable, sales pursuant to Rule 144 under the Securities Act) or the exchange of our 0.75% Exchangeable Notes due 2024, would be dilutive to existing shareholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our markets or our competitors. We do not have any control over these analysts, and we cannot provide any assurance that analysts will cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price could materially decline. If any analyst who may cover us were to cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to materially decline.

During 2021, our stock price on the NYSE ranged from a high of $130.49 per common share to a low of $57.34 per common share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our common shares in the future.

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

Companies generally seek to prevent coercive takeovers by parties unwilling to pay fair value for the enterprise they acquire. Provisions in our organizational documents that are meant to help us avoid a coercive takeover include:

●	Authorizing our board of directors (the “Board”) to issue a significant number of common shares and up to 25,000,000 preferred shares, as well as to determine the price, rights (including voting rights), conversion ratios, preferences and privileges of the preferred shares, in each case without any vote or action by the holders of our common shares;

●	Limiting the ability of our shareholders to call or bring business before special meetings;

●	Prohibiting our shareholders from taking action by written consent in lieu of a meeting unless the consent is signed by all the shareholders then entitled to vote;

●	Requiring advance notice of shareholder proposals for business to be conducted at general meetings and for nomination of candidates for election to our Board; and

●	Reserving to our Board the ability to determine the number of directors comprising the full Board and to fill vacancies or newly created seats on the Board.

Certain actions taken by us could make it easier for another party to acquire control of the Company. For instance, in June 2012 we adopted an amendment to our bye-laws to declassify the Board and in 2017, as recommended by our shareholders, we amended our policy regarding nomination and proxy access for director candidates. Conversely, the provisions designed to prevent hostile takeovers, or protect holders of our debt instruments and our joint venture partner, may deter transactions in which shareholders would receive a change of control premium. For example, certain change of control transactions could accelerate the principal amounts outstanding, and require premiums payments, under our debt instruments, or trigger a call option to purchase our interest in SANAD, our joint venture with Saudi Aramco.

As a holding company, we depend on our operating subsidiaries and investments to meet our financial obligations.

We are a holding company with no significant assets other than the stock of our subsidiaries. In order to meet our financial needs and obligations, we rely exclusively on repayments of interest and principal on intercompany loans that we have made to operating subsidiaries, and income from dividends and other cash flow from such subsidiaries. There can be no assurance that such operating subsidiaries will generate sufficient net income to pay dividends or sufficient cash flow to make payments of interest and principal to us in respect of intercompany loans. In addition, from time to time, such operating subsidiaries may enter into financing arrangements that contractually restrict or prohibit these types of upstream payments. Our debt instruments do not contain covenants prohibiting any such contractual restrictions. There may also be adverse tax consequences associated with such operating subsidiaries paying dividends. Finally, the ability of our subsidiaries to make distributions to us may be restricted by the laws of the applicable subsidiaries’ jurisdictions of organization and other laws and regulations. If subsidiaries are unable to distribute or otherwise make payments to us, we may not be able to pay interest or principal on obligations when due, and we cannot assure you that we will be able to obtain the necessary funds from other sources.

General Risks

Investor sentiment and public perception related to the fossil fuels industry and to ESG initiatives could increase our costs of capital, our reporting requirement, and our operations, which could negatively affect our stock price.

We are a service provider to energy companies in the fossil fuel industry. Investor sentiment and public perception of fossil fuels have led to calls to limit investment and lending to businesses in this industry. If any of these efforts continue or increase, our ability to raise capital could be negatively affected, which could lead to a reduction in our stock price.

Similarly, there are calls by certain investors for companies to increase their environment, social, and governance (“ESG”) initiatives, and for more robust reporting on such initiatives. The European Union has implemented ESG reporting requirements on EU market participants, and similar regulations are pending in various states in the United States. Members of the investment community and lenders have also begun establishing standards required of companies in which they invest or to which they provide credit. We anticipate these reporting requirements will continue and potentially increase. Increased ESG efforts and reporting requirements may increase our costs of operations and thereby negatively affect our financial condition. In addition, if we are unable to meet the requirements of our investors or our lenders, our cost of capital may increase and our stock price may be negatively affected.

Our business, results of operations and financial condition have been and may continue to be adversely affected by global public health epidemics, including the strain of coronavirus known as COVID-19, and future adverse effects could be material and difficult to predict.

The global spread of the strain of coronavirus known as COVID-19 and its variants, which was declared a global pandemic by the World Health Organization on March 11, 2020, has adversely affected our operations and the operations of our customers and suppliers. The outbreak triggered a sharp sell-off in energy commodities markets during the first quarter of 2020, as economic activity tumbled as a result of government impositions of mandatory closures, quarantines and other restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. Certain jurisdictions recently have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases, while other jurisdictions are continuing to re-open or have nearly completed the re-opening process despite increases in COVID-19 cases. The pandemic may significantly worsen during the upcoming months, which may cause governmental authorities to reconsider restrictions on business, travel, and other activities.

The significant weakness in oil and natural gas prices resulting from the COVID-19 pandemic has resulted in sharp reductions in the exploration and production capital and operating budgets of our customers. Demand for our services and associated product offerings, and the rates we are able to charge to customers, is closely tied to such exploration and production activities and the significant price weakness and associated volatility surrounding these events has had, and is likely to continue to have, an adverse effect on the demand for our services.

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

The spread of the virus into our workforce may also prevent us from meeting the demands of our customers in the future. For example, if the COVID-19 pandemic were to significantly affect a location where we have a high concentration of business and resources, our local workforce could be affected by the outbreak, which could significantly disrupt our operations or lead to a shutdown of operations in that location.

Our business is subject to cybersecurity risks.

Our operations are increasingly dependent on information technologies and services. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow, and include, among other things, storms and natural disasters, terrorist attacks, utility outages, theft, viruses, phishing, malware, design defects, human error, and complications encountered as existing systems are maintained, repaired, replaced, or upgraded. Risks associated with these threats include, among other things:

●	theft or misappropriation of funds;

●	loss, corruption, or misappropriation of intellectual property, or other proprietary, confidential or personally identifiable information (including customer, supplier, or employee data);

●	disruption or impairment of our and our customers’ business operations and safety procedures;

●	damage to our reputation with our customers and the market;

●	the perception of our products or services as having security vulnerabilities;

●	exposure to litigation and legal and regulatory costs;

●	loss or damage to our worksite data delivery systems; and

●	increased costs to prevent, respond to or mitigate cybersecurity events.

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

The loss of key executives or inability to attract and retain experienced technical professionals and talented personnel could reduce our competitiveness and harm prospects for future success.

The successful execution of our business strategies depends, in part, on the continued service of certain key executive officers and employees. We have employment agreements with some of our key personnel within the company, but no assurance can be given that any employee will remain with us, whether or not they have entered into an employment agreement. We do not carry key man insurance. In addition, our operations depend, in part, on our ability to attract and retain experienced technical professionals and talented personnel. Competition for such professionals is intense, and as the business environment improves, competition for personnel generally intensifies. The loss of key executive officers and/or our inability to retain or attract experienced technical professionals and talented personnel, could reduce our competitiveness and harm prospects for future success, which may adversely affect our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Nabors’ principal executive offices are located in Hamilton, Bermuda. We own or lease executive and administrative office space in Houston, Texas; Anchorage, Alaska; Dubai in the United Arab Emirates; Bogota, Colombia; Dhahran, Saudi Arabia; and Sandnes, Norway. Our principal physical properties are drilling rigs, which are more fully described in Part I, Item 1.—Business.

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

On February 14, 2022, the closing price of our common shares as reported on the NYSE was $123.22.

Holders.

At February 14, 2022, there were approximately 1,742 shareholders of record of our common shares.

Dividends.

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

Issuer Purchases of Equity Securities.

The following table provides information relating to our repurchase of common shares during the three months ended December 31, 2021:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
October 1 - October 31	11	$86.48	—	278,914
November 1 - November 30	—	$102.50	—	278,914
December 1 - December 31	—	$108.56	—	278,914
(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our Amended and Restated 2016 Stock Plan. Each of the Amended and Restated 2016 Stock Plan, the 2003 Employee Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through December 31, 2021, we had repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of December 31, 2021, we had approximately $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares are held by certain of our Bermuda subsidiaries and are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of December 31, 2021, our subsidiaries held 1.1 million of our common shares.

Performance Graph

The following graph illustrates comparisons of five-year cumulative total returns among Nabors, the S&P 500 Index, S&P SmallCap 600 Index, Russell 3000 Index and Dow Jones Oil Equipment and Services Index. We present all these indices. Total return assumes $100 invested on December 31, 2016 in shares of Nabors and in the aforementioned indices noted above assuming reinvestment of dividends at the end of each calendar year, presented in the table below.

Dollars
200
150
100
50
0
2016
2017
2018
2019
2020
2021
Nabors Industries Ltd.
S&P SmallCap 600 Index
Dow Jones Oil Equipment and Services Index
S&P 500 Index
Russell 3000 Index

	As of December 31,
	2016	2017	2018	2019	2020	2021
Nabors Industries Ltd.	100	43	13	19	8	11
S&P 500 Index	100	122	116	153	181	233
S&P SmallCap 600 Index	100	113	104	127	142	180
Russell 3000 Index	100	121	115	150	182	228
Dow Jones Oil Equipment and Services Index	100	83	48	52	32	39

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

ITEM 6. [Reserved]

Removed and reserved.

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

Management Overview

We own and operate one of the world’s largest land-based drilling rig fleets, and also provide offshore rigs in the United States and numerous international markets. Our business is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies. These services include tubular services, wellbore placement solutions, directional drilling, measurement-while-drilling, logging-while-drilling systems and services, equipment manufacturing, rig instrumentation and optimization software.

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

During 2020, the oil markets experienced unprecedented volatility. The COVID-19 outbreak, and its development into a pandemic, along with policies and actions taken by governments and behaviors of companies and customers around the world, had a significant negative impact on demand for oil and our services, which negatively impacted our operating results and cash flow throughout 2020 and into 2021. The Lower-48 drilling rig market began to stabilize during the second half of 2020 and has continued to improve at a measured rate throughout 2021. We expect continued measured but steady increases in activity throughout 2022 for the Lower-48 market. Our International markets also experienced factors and conditions that led to similar reductions in activity throughout 2020, but the impact varied considerably from country to country. As government-imposed restrictions continue to ease, we expect our international activity to generally increase through the next year.

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

Each Warrant represents the right to purchase one common share at an initial exercise price of $166.66667 per Warrant, subject to certain adjustments (the “Exercise Price”). In addition, Warrants submitted for exercise may be eligible to receive an additional one-third common share due to the incentive share component. The incentive share is an extra amount of common shares that Nabors will award when the volume weighted average price of Nabors’ common shares on the day before any Warrant holder exercises its Warrants multiplied by three is at least 6% higher than the sum of the volume weighted average prices of Nabors’ common shares on each of the second, third and fourth days before any Warrant holder exercises its Warrants. Payment for common shares on exercise of Warrants may be in (i) cash or (ii) “Designated Notes,” which the Company initially defines as (a) Nabors Delaware’s (i) 5.10% Notes due 2023, (ii) 0.75% Exchangeable Notes due 2024, (iii) 5.75% Notes due 2025, and (b) the Company’s 7.25% Notes due 2026, subject to compliance with applicable procedures with respect to the delivery of the Warrants and Designated Notes. The Exercise Price and the number of common shares issuable upon exercise are subject to anti-dilution adjustments, including for share dividends, splits, subdivisions, spin-offs, consolidations, reclassifications, combinations, noncash distributions, cash dividends (other than regular quarterly cash dividends not exceeding a permitted threshold amount), certain pro rata repurchases and similar transactions, including certain issuances of common shares (or securities exercisable or convertible into or exchangeable for common shares) at a price (or having a conversion price) that is less than 95% of the market price of the common shares. The Warrants expire on June 11, 2026, but the expiration date may be accelerated at any time by the Company upon 20-days’ prior notice. The Company has listed the Warrants on the over-the-counter market.

Canada Asset Sale

During the second quarter of 2021, Nabors entered into an agreement to sell the assets of its Canada Drilling segment for $117.5 million CAD (or approximately $94.0 million USD). The sale closed during July 2021.

7.375% Senior Priority Guaranteed Notes Due May 2027

In November 2021, Nabors issued $700.0 million in aggregate principal amount of 7.375% senior priority guaranteed notes, which are fully and unconditionally guaranteed by Nabors and certain of Nabors’ indirect wholly-owned subsidiaries. Interest on the notes is payable May 15 and November 15 of each year, beginning May 15, 2022. The notes will mature on May 15, 2027. The remaining proceeds are available for general corporate purposes, including repaying outstanding debt.

Nabors Energy Transition Corporation

In November 2021, Nabors Energy Transition Corporation (“NETC”), a special purpose acquisition company, commonly referred to as a “SPAC”, co-sponsored by Nabors, completed its initial public offering of 27,600,000 units at $10.00 per unit, generating gross proceeds of approximately $276.0 million. Simultaneously with the closing of the IPO, NETC completed the private sale of an aggregate of 13,730,000 warrants for an aggregate value of $13,730,000. NETC was formed for the sole purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses with significant growth potential and to create value by supporting the company in the public markets. NETC intends to identify solutions, opportunities, companies or technologies that focus on advancing the energy transition; specifically ones that facilitate, improve or complement the reduction of carbon or greenhouse gas emissions while satisfying growing energy consumption across markets globally.

Financial Results

Comparison of the years ended December 31, 2021 and 2020

Operating revenues in 2021 totaled $2.0 billion, representing a decrease of $116.5 million from 2020. The primary driver was a decrease in international activity due to the continued impact on our international businesses brought on by the COVID-19 outbreak and the resultant measures put in place by some countries in response to it. This decrease in activity is evidenced by the 10% decline in average rigs working within our International Drilling operating segment. For a more detailed description of operating results see —Segment Results of Operations, below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $572.9 million for 2021 ($76.58 per diluted share) compared to a net loss from continuing operations attributable to Nabors common shareholders of $820.3 million ($118.69 per diluted share) in 2020, or a $247.3 million decrease in the net loss. This decrease in the net loss is primarily due to (i) a $344 million reduction in asset impairment charges required in 2021 as compared to $410 million in impairment charges required in 2020, as a result of dramatic decline in market conditions and activity brought about by (a) the outbreak of COVID-19, and (b) unprecedented volatility in the oil market, both of which led to a significant decline in oil prices resulting from oversupply and demand weakness in early 2020, (ii) a $78 million improvement in adjusted operating income (loss) primarily due to a reduced amount of depreciation as a result of impairments taken in recent years and (iii) a $35 million reduction in interest expense as a result of our debt reduction objectives over the past few years. These improvements to the net loss were partially offset by a $215 million reduction in gains from retirement of debt, which was mostly attributable to the Exchange Transactions that were completed during 2020.

General and administrative expenses in 2021 totaled $213.6 million, representing an increase of $10.0 million, or 5% from 2020. This is reflective of temporary workforce cost reductions taken in the prior year due to industry market conditions combined with a moderate increase in workforce as market conditions have improved.

Research and engineering expenses in 2021 totaled $35.2 million, representing an increase of $1.6 million, or 5%, from 2020. This is reflective of temporary workforce cost reductions taken in the prior year due to industry market conditions combined with a moderate increase in workforce as market conditions have improved.

Depreciation and amortization expense in 2021 was $693.4 million, representing a decrease of $160.3 million, or 18%, from 2020. The decrease is attributable to the combination of many assets recently reaching the end of their useful lives, limited capital expenditures over recent years and the impact from impairment charges and retirement provisions recorded in 2020.

Segment Results of Operations

Our business consists of five reportable segments: U.S. Drilling, Canada Drilling, International Drilling, Drilling Solutions and Rig Technologies.

Management evaluates the performance of our reportable segments using adjusted operating income (loss), which is our segment performance measure, because we believe that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), (gain)/loss on debt buybacks and exchanges, impairments and other charges and other, net. A reconciliation of adjusted operating income to net income (loss) from continuing operations before income taxes can be found in Note 18—Segment Information in Part II, Item 8. —Financial Statements and Supplementary Data.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Year Ended December 31,		Increase/(Decrease)
	2021	2020	2021 to 2020

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$669,656	$713,057	$(43,401)	(6)%
Adjusted operating income (loss) (1)	$(76,492)	$(96,176)	$19,684	20%
Average rigs working (2)	70.9	67.9	3.0	4%

Canada Drilling
Operating revenues	$39,336	$54,753	$(15,417)	(28)%
Adjusted operating income (loss) (1)	$2,893	$(11,766)	$14,659	125%
Average rigs working (2)	6.5	9.0	(2.5)	(28)%

International Drilling
Operating revenues	$1,043,197	$1,131,673	$(88,476)	(8)%
Adjusted operating income (loss) (1)	$(40,117)	$(56,205)	$16,088	29%
Average rigs working (2)	67.9	75.7	(7.8)	(10)%

Drilling Solutions
Operating revenues	$172,473	$149,834	$22,639	15%
Adjusted operating income (loss) (1)	$32,771	$6,167	$26,604	431%

Rig Technologies
Operating revenues	$149,273	$131,555	$17,718	13%
Adjusted operating income (loss) (1)	$158	$(13,481)	$13,639	101%
(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 18 – Segment Information to the consolidated financial statements included in Item 8 of the report.

(2)	Represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 average rigs working.

U.S. Drilling

Operating revenues decreased by $43.4 million or 6% in 2021 compared to 2020 primarily due to decreases in pricing for our services. Activity declined throughout 2020 due to market conditions, but has steadily improved throughout 2021, beginning in late 2020, resulting in a 4% increase in the number of average rigs working in 2021 as compared to 2020. The impact from pricing lags activity due to the nature of our drilling contracts, so the average revenue per operating day in 2021 was lower than 2020, as pricing continues to recover with sustained higher activity. The reduction in revenues was partially offset by cost cutting initiatives and a reduction in depreciation expense.

Canada Drilling

Operating revenues decreased by $15.4 million or 28% in 2021 compared to 2020 primarily due to the sale of the Canada Drilling assets in July 2021.

International Drilling

Operating revenues decreased by $88.5 million or 8% in 2021 compared to 2020 primarily due to reduced activity, as reflected in the 10% decrease in the average number of rigs working, as certain countries implemented measures to counter COVID-19. The reduction in revenues was partially offset by cost reductions related to the drop in activity and a reduction in depreciation expense.

Drilling Solutions

Operating revenues increased by $22.6 million or 15% in 2021 compared to 2020 primarily due to the increase in market activity and additional product offerings across the U.S. during 2021, relative to the prior year. The decline in activity for this segment in 2020 was more pronounced than the decline in our drilling segments, due to the nature of its operating contracts. As market conditions improved in 2021, this also allowed for a more pronounced rebound relative to our drilling segments.

Rig Technologies

Operating revenues increased by $17.7 million or 13% in 2021 compared to 2020 due to an increase in activity in the U.S. In addition, this segment experienced a reduction in depreciation expense similar to our other operating segments, and implemented significant cost reduction measures.

Other Financial Information

Interest expense

Interest expense for 2021 was $171.5 million, representing a decrease of $34.8 million, or 17%, compared to 2020. The decrease was primarily due to debt restructuring and exchange transactions in the fourth quarter of 2020 and the first quarter of 2021, along with reductions in overall debt levels from our cash flows, which have contributed to reduced interest expense.

Gain on debt buybacks and exchanges

Gain on debt buybacks and exchanges in 2021 was $13.4 million, representing a decrease of $214.9 million compared to 2020. Approximately $161.8 million of this amount is due to the debt exchanges completed in the fourth quarter of 2020. The remaining change is primarily attributable to fewer open market purchases of debt in 2021, as the discount levels have reduced.

Impairments and other charges

During the year ended December 31, 2021, we recognized impairments and other charges of approximately $66.7 million, representing a decrease of $343.9 million compared to the prior year. The decrease was primarily due to a $344 million reduction in asset impairment charges required in 2021, as compared to $410 million in impairment charges required in 2020, as a result of the dramatic decline in market conditions and activity brought about by (a) the outbreak of COVID-19, and (b) unprecedented volatility in the oil market leading to a significant decline in oil prices resulting from oversupply and demand weakness in early 2020. In response to the market conditions, in 2020 we recognized charges which included impairment charges, and retirement provisions of long-lived assets of $260.5 million comprised of underutilized rigs and drilling-related equipment across all our operating segments. We also recognized $111.4 million in impairments to our remaining goodwill and intangible asset balances in our Drilling Solutions and Rig Technologies operating segments. Of the $66.7 million in 2021 impairments, $58.5 million is attributable to the sale of our Canada drilling assets.

Other, net

Other, net for 2021 was $53.4 million of loss, compared to $28.6 million of loss during 2020. The $24.8 million difference between periods was primarily due to $14.7 million related to costs incurred during 2021 on our energy transition initiatives, including the purchase of certain development stage technologies that were expensed and an $11.5 million increase in losses from sales and retirements of assets.

Income taxes

Our worldwide income tax expense for 2021 was $55.6 million compared to $57.3 million for 2020. The relatively small decrease in tax expense was primarily attributable to higher tax expense on a gain related to our debt exchange recognized in 2020, partially offset by an increase in tax expense attributable to a recorded liability for uncertain tax positions of $26.3 million in 2021, as well as changes in the operating income and the geographic mix of our pre-tax earnings (losses) in the jurisdictions in which we operate.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and cash generated from operations. As of December 31, 2021, we had cash and short-term investments of $991.5 million and working capital of $1.0 billion. As of December 31, 2020, we had cash and short-term investments of $481.7 million and working capital of $616.0 million.

At December 31, 2021, we had $460.0 million of borrowings outstanding under the 2018 Revolving Credit Facility, which had a total borrowing capacity of $524.1 million. The 2018 Revolving Credit Facility required us to maintain “minimum liquidity” of no less than $160.0 million at all times, and an asset to debt coverage ratio of at least 4.25:1 as of the end of each calendar quarter. Minimum liquidity was defined to mean, generally, a consolidated cash balance consisting of (a) the aggregate amount of unrestricted cash and cash equivalents maintained in a deposit account U.S. or Canadian branch of a commercial bank, plus (b) the lesser of $75 million or an amount equal to 75% of the aggregate amount of unrestricted cash and cash equivalents held in deposit account of a commercial bank outside of the U.S. or Canada, plus (c) available commitments under the 2018 Revolving Credit Facility. The asset to debt coverage ratio applied only during the period which Nabors Delaware failed to maintain an investment grade rating from at least two rating agencies, which was the case as of the date of this report. As of December 31, 2021, and through and including January 21, 2022, we were in compliance with all covenants under the 2018 Revolving Credit Facility. We also had $62.7 million of letters of credit outstanding under the 2018 Revolving Credit Facility.

On January 21, 2022, we entered into a revolving credit agreement between Nabors Delaware, the guarantors from time to time party thereto, the issuing banks and other lenders party thereto and Citibank, N.A., as administrative agent (the “2022 Credit Agreement”). Under the 2022 Credit Agreement, the Lenders (as defined below) have committed to provide up to an aggregate principal amount at any time outstanding not in excess of $350.0 million (with an accordion feature for an additional $100.0 million) to Nabors Delaware under a secured revolving credit facility, including sub-

facilities provided by certain of the lenders for letters of credit in an aggregate principal amount at any time outstanding not in excess of $100.0 million. The 2022 Credit Agreement replaces the 2018 Revolving Credit Facility.

The 2022 Credit Agreement permits the incurrence of additional indebtedness secured by liens, which may include liens on the collateral securing the facility, in an amount up to $150.0 million as well as a grower basket for term loans in an amount not to exceed $100.0 million secured by liens not on the collateral. The Company is required to maintain an interest coverage ratio (EBITDA/interest expense), which increases on a quarterly basis, and a minimum guarantor value, requiring the guarantors (other than the Company) and their subsidiaries to own at least 90% of the consolidated property, plant and equipment of the Company. The facility matures on the earlier of (a) January 21, 2026 and (b) (i) to the extent any principal amount of Nabors Delaware’s existing 5.1% senior notes due 2023, 5.5% senior notes due 2023 and 5.75% senior notes due 2025 remains outstanding on the date that is 90 days prior to the applicable maturity date for such indebtedness, then such 90th day or (ii) to the extent 50% or more of the outstanding (as of the closing date) aggregate principal amount of the 0.75% senior exchangeable notes due 2024 remains outstanding and not refinanced or defeased on the date that is 90 days prior to the maturity date for such indebtedness, then such 90th day.

Additionally, the Company is subject to certain covenants, which are subject to certain exceptions and include, among others, (i) a covenant restricting our ability to incur liens (subject to the additional liens basket of up to $150.0 million), (ii) a covenant restricting its ability to pay dividends or make other distributions with respect to its capital stock and to repurchase certain indebtedness and (iii) a covenant restricting the ability of the Company’s subsidiaries to incur debt (subject to the grower basket of up to $100.0 million).

If we fail to perform our obligations under the covenants, the revolving credit commitments under the 2022 Credit Agreement could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. If necessary, we have the ability to manage our covenant compliance by taking certain actions including reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. We expect to remain in compliance with all covenants under the 2022 Credit Agreement during the twelve month period following the date of this report based on our current operational and financial projections. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

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

We had 18 letter-of-credit facilities with various banks outstanding as of December 31, 2021. Availability under these facilities was as follows:

December 31,
2021
(In thousands)
Credit available	$620,552
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	88,752
Remaining availability	$531,800

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

Accounts Receivable Sales Agreement

On September 13, 2019, we entered into an A/R Facility consisting of a Receivables Sales Agreement and a Receivables Purchase Agreement, whereby the originators sold or contributed, and will on an ongoing basis continue to sell or contribute, certain of their domestic trade accounts receivables to a wholly-owned, bankruptcy-remote special purpose entity (“SPE”). The SPE would in turn, sell, transfer, convey and assign to third-party Purchasers, all the rights, title and interest in and to its pool of eligible receivables.

On July 13, 2021, we entered into the First Amendment to the Receivables Purchase Agreement which extends the term of the A/R Facility by two years, to August 13, 2023. However, the expiration of the agreement could be accelerated to July 19, 2022, if any of the 5.5% Senior Notes due 2023 of Nabors Delaware remain outstanding as of such date. The amendment also reduced the commitments of the Purchasers from $250 million to $150 million, with the possibility of being increased up to $200 million.

The amount available for purchase under the A/R Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Facility is approximately $150.0 million and the amount of receivables purchased by the Purchasers as of December 31, 2021 was $73.0 million.

The originators, Nabors Delaware, the SPE, and the Company provide representations, warranties, covenants and indemnities under the A/R Facility and the indemnification guarantee. See further details at Note 4—Accounts Receivable Sales Agreement.

Future Cash Requirements

Our current cash and investments, projected cash flows from operations, proceeds from equity or debt issuances and the facilities under our 2022 Credit Agreement are expected to adequately finance our purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for the next 12 months including the $24.4 million outstanding of the 5.50% senior notes due January 2023. However, we can make no assurances that our current operational and financial projections will prove to be correct, especially in light of the effects the COVID-19 pandemic has on oil and natural gas prices and, in turn, our business. A sustained period of highly depressed oil and natural gas prices could have a significant effect on our customers’ capital expenditure spending and therefore our operations, cash flows and liquidity.

Purchase commitments outstanding at December 31, 2021 totaled approximately $269.1 million, primarily for rig-related enhancements, sustaining capital expenditures, operating expenses, and purchases of inventory. $238.1 million of the outstanding commitments are expected to be paid in the next 12 months. Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

As of December 31, 2021, we had approximately $3.3 billion of long-term debt outstanding with $3.3 billion in aggregate principal. We have expected aggregate future interest payments of $861.5 million related to the outstanding debt with $182.1 million due in the next twelve months. See Note 10—Debt in Part II, Item 8.—Financial Statements and Supplementary Data for additional details. Our obligations for operating leases total $32.2 million with $7.1 million of the obligations coming due in the upcoming year. See Note 20—Leases in Part II, Item 8.—Financial Statements and Supplementary Data for additional details.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2022	2023	2024	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$34,726	13,000	8,488	35,957	$92,171

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities, and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our 2021 and 2020 cash flows below.

Operating Activities. Net cash provided by operating activities totaled $428.8 million during 2021, compared to net cash provided of $349.8 million during 2020. Operating cash flows are our primary source of capital and liquidity.  Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are significant factors affecting operating cash flows. Changes in working capital items provided $188.1 million in cash flows during 2021 and used $8.4 million in cash flows during 2020 resulting in the increased operating cash flow for 2021 which more than offset the reduction in net income in 2021.

Investing Activities. Net cash used for investing activities totaled $117.2 million during 2021 compared to net cash used of $165.5 million in 2020. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During 2021 and 2020, we used cash for capital expenditures totaling $234.0 million and $195.5 million, respectively.

We received $124.3 million in proceeds from insurance claims and sales of assets during 2021 compared to $27.4 million in 2020. The increase was primarily due to the sale of our Canada drilling assets in July 2021.

Financing Activities. Net cash provided by financing activities totaled $448.4 million during 2021. During 2021, we received net proceeds of $700.0 million from the issuance of long-term debt and received $260.0 million from the public offering of NETC.  Partially offsetting these activities, we reduced $212.5 million in amounts borrowed under our revolving credit facilities and repaid $174.1 million on our senior notes. Additionally, we paid dividends totaling $7.3 million to our preferred shareholders and had distributions of $58.5 million from our SANAD joint venture to our partner.

Net cash used for financing activities totaled $148.0 million during 2020. During 2020, we received net proceeds of $317.5 million in amounts borrowed under our revolving credit facilities, partially offset by a $1.3 billion repayment on our senior notes. Additionally, we paid dividends totaling $22.5 million to our common and preferred shareholders.

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries

Nabors Delaware is an indirect, wholly owned subsidiary of Nabors. Nabors fully and unconditionally guarantees the due and punctual payment of the principal of, premium, if any, and interest on Nabors Delaware’s registered notes, which are its (i) 5.10% Senior Notes due 2023 (the “2023 Notes”), (ii) 5.50% Senior Notes due 2023 (the “5.50% 2023 Notes”) and (iii) 5.75% Senior Notes due 2025 (the “2025 Notes” and, together with the 2023 Notes and the 5.50% 2023 Notes, the “Registered Notes”), and any other obligations of Nabors Delaware under the Registered Notes when and as they become due and payable, whether at maturity, upon redemption, by acceleration or otherwise, if Nabors Delaware is unable to satisfy these obligations. Nabors’ guarantee of Nabors Delaware’s obligations under the Registered Notes are its unsecured and unsubordinated obligation and have the same ranking with respect to Nabors’ indebtedness as the Registered Notes have with respect to Nabors Delaware’s indebtedness. In the event that Nabors is required to withhold or deduct on account of any Bermudian taxes due from any payment made under or with respect to its guarantees, subject to certain exceptions, Nabors will pay additional amounts so that the net amount received by each holder of Registered Notes will equal the amount that such holder would have received if the Bermudian taxes had not been required to be withheld or deducted.

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

Summarized combined Balance Sheet and Income Statement information for the Obligated Group is as follows (in thousands):

December 31,
Summarized Combined Balance Sheet Information	2021

Assets
Current Assets	$462,872
Non-Current Assets	431,651
Noncurrent assets - affiliates	6,149,188
Total Assets	7,043,711

Liabilities and Stockholders’ Equity
Current liabilities	75,112
Noncurrent liabilities	3,367,502
Noncurrent liabilities - affiliates	4,471
Total Liabilities	3,447,085
Stockholders’ Equity	3,596,626
Total Liabilities and Stockholders’ Equity	7,043,711

Year Ended December 31,
Summarized Combined Income Statement Information	2021
Total revenues, earnings (loss) from consolidated affiliates and other income	$(277,147)
Income from continuing operations, net of tax	(441,310)
Dividends on preferred stock	(3,653)
Net income (loss) attributable to Nabors common shareholders	(444,963)

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

Depreciation of Property, Plant and Equipment. The drilling and drilling services industries are very capital intensive. Property, plant and equipment represented 61% of our total assets as of December 31, 2021, and depreciation and amortization constituted 28% of our total costs and other deductions in 2021.

Depreciation for our primary operating assets, drilling rigs, is calculated based on the units-of-production method. For each day a rig is operating, we depreciate it over an approximate 4,927-day period, with the exception of our jackup rigs which are depreciated over an 8,030-day period, in each case after provision for salvage value. For each day a rig asset is not operating, it is depreciated over an assumed depreciable life of 20 years, with the exception of our jackup rigs, where a 30-year depreciable life is typically used, after provision for salvage value.

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

There have been no factors related to the performance of our portfolio of assets, changes in technology or other factors indicating that these estimates do not continue to be appropriate. Accordingly, for the years ended December 31, 2021, 2020 and 2019, no significant changes have been made to the depreciation rates applied to property, plant and equipment, the underlying assumptions related to estimates of depreciation, or the methodology applied. However, certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management’s assumptions regarding our ability to realize the return on our investment in operating assets and therefore affect the useful lives and salvage values of our assets.

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

Assumptions in the determination of future cash flows are made with the involvement of management personnel at the operational level where the most specific knowledge of market conditions and other operating factors exists. For 2021, 2020 and 2019, no significant changes have been made to the methodology utilized to determine future cash flows.

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

Due to industry conditions and the corresponding impact on future expectations of demand for our products and services, including the effect on our stock price, we determined a triggering event had occurred and performed a quantitative impairment assessment of our goodwill as of March 31, 2020. Based on the results of our goodwill test performed in the first quarter of 2020, we recognized additional impairment charges to write off the remaining goodwill balances attributable to our Drilling Solutions and Rig Technologies operating segments of $11.4 million and $16.4 million, respectively, in the quarter ended March 31, 2020.

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

Our estimated fair values of our reporting units incorporate judgment and the use of estimates by management. The fair values calculated in these impairment tests were determined using discounted cash flow models, which require the use of significant unobservable inputs, representative of a Level 3 fair value measurement. Our cash flow models involve assumptions based on our utilization of rigs or other oil and gas service equipment, revenues and earnings from affiliates, as well as direct costs, general and administrative costs, depreciation, applicable income taxes, capital expenditures and working capital requirements. Our fair value estimates of these reporting units are sensitive to varying dayrates, utilization, and costs. A significantly prolonged period of lower oil and natural gas prices, other than those assumed in developing our forecasts, or changes in laws and regulations could adversely affect the demand for and prices of our services, which could in turn result in future goodwill and other intangible asset impairment charges for these reporting units due to the potential impact on our estimate of our future operating results. Our discounted cash flow projections for each reporting unit were based on financial forecasts. The future cash flows were discounted to present value using discount rates determined to be appropriate for each reporting unit. Terminal values for each reporting unit were calculated using a Gordon Growth methodology with a long-term growth rate of approximately 2%.

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

Audit claims of approximately $128.6 million attributable to income tax have been assessed against us. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

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

During 2021, 2020 and 2019, no significant changes were made to the methodology used to estimate insurance reserves. For purposes of earnings sensitivity analysis, if the December 31, 2021 reserves were adjusted by 10%, total costs and other deductions would change by $11.3 million, or .45%.

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

Foreign Currency Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign exchange rate risk and foreign currency devaluation risk. The most significant exposures arise in connection with our operations in Argentina, Russia, Kazakhstan and Canada, which usually are substantially unhedged.

At various times, we utilize local currency borrowings (foreign currency denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate. A hypothetical 10% increase in the value of all our foreign currencies relative to the U.S. dollar as of December 31, 2021 would result in a $5.6 million increase in the fair value of our net monetary liabilities denominated in currencies other than U.S. dollars.

Credit Risk. Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments and accounts receivable. Cash equivalents such as deposits and temporary cash investments are held by major banks or investment firms. Our short-term and long-term investments are managed within established guidelines that limit the amounts that may be invested with any one issuer and provide guidance as to issuer credit quality. We believe that the credit risk in our cash and investment portfolio is minimized as a result of the mix of our investments. In addition, our trade receivables are with a variety of U.S., international and non-U.S. national oil and gas companies. Management considers this credit risk to be limited due to the financial resources of these companies. We perform ongoing credit evaluations of our customers, and we generally do not require material collateral. We do occasionally require prepayment of amounts from customers whose creditworthiness is in question prior to providing services to them. We maintain reserves for potential credit losses, and these losses historically have been within management’s expectations.

Interest Rate and Marketable and Non-marketable Security Price Risk. Our financial instruments that are potentially sensitive to changes in interest rates include our floating rate debt instruments (our 2022 Credit Agreement), our fixed rate debt securities comprised of our 5.50%, 5.10% and 5.75% senior notes; 0.75% senior exchangeable notes; 7.25% and 7.50% senior guaranteed notes; 6.50%, 7.375% and 9.00% senior priority guaranteed notes; our investments in debt securities (including corporate and mortgage-CMO debt securities); and our investments in overseas funds that invest primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed and mortgage-backed securities, global structured-asset securitizations, whole-loan mortgages and participations in whole loans and whole-loan mortgages), which are classified as long-term investments.

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

Fair Value of Financial Instruments. The fair value of our fixed rate long-term debt and revolving credit facilities is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	As of December 31,
		2021			2020
	Effective			Effective
	Interest	Carrying	Fair	Interest	Carrying	Fair
	Rate	Value	Value	Rate	Value	Value

	(Dollars in thousands)
4.625% senior notes due September 2021	—%	$—	$—	5.65%	$86,329	$78,862
5.50% senior notes due January 2023	5.87%	24,446	24,736	5.85%	28,443	18,768
5.10% senior notes due September 2023	5.42%	82,703	84,044	5.32%	121,077	78,435
0.75% senior exchangeable notes due January 2024	5.90%	259,839	257,730	6.06%	279,700	169,458
5.75% senior notes due February 2025	6.03%	548,458	508,881	6.01%	610,818	318,871
6.50% senior priority guaranteed notes due February 2025	6.50%	50,485	50,490	6.50%	50,485	44,059
9.00% senior priority guaranteed notes due February 2025	9.00%	218,082	226,914	9.00%	192,032	185,221
7.25% senior guaranteed notes due January 2026	7.52%	559,978	522,079	7.51%	559,978	396,106
7.375% senior priority guaranteed notes due May 2027	7.74%	700,000	724,906	—%	—	—
7.50% senior guaranteed notes due January 2028	7.70%	389,609	346,966	7.69%	389,609	267,369
2018 revolving credit facility	3.72%	460,000	460,000	3.53%	672,500	672,500
		$3,293,600	$3,206,746		$2,990,971	$2,229,649
Less: deferred financing costs		30,805			22,270
		$3,262,795			$2,968,701

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments. Our short-term investments as of December 31, 2020 were carried at fair market value and totaled $9.5 million, respectfully.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nabors Industries Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Uncertain Tax Positions

As described in Note 11 to the consolidated financial statements, the Company has recorded liabilities for uncertain tax positions of $46.0 million as of December 31, 2021. As disclosed by management, the Company operates in a number of countries and is subject to highly complex tax laws, treaties and regulations. Tax returns filed in the jurisdictions where the Company operates are subject to review and examination by tax authorities within those jurisdictions and the Company is currently contesting tax assessments in a number of countries and may contest future assessments. Management believes the ultimate resolution of the outstanding assessments, for which no accrual has been made, will not have a material adverse effect on the consolidated financial statements. Management recognizes uncertain tax positions that have a greater than 50 percent likelihood of being sustained.

The principal considerations for our determination that performing procedures relating to uncertain tax positions is a critical audit matter are (i) the significant judgment by management when determining uncertain tax positions, including a high degree of estimation uncertainty relative to the interpretation of numerous and complex tax laws, treaties and regulations and potential for significant adjustments as a result of resolution of outstanding tax assessments; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s timely identification, recognition, and measurement of uncertain tax positions; (iii) the evaluation of audit evidence available to support the uncertain tax positions is complex and resulted in significant auditor judgment as the nature of the evidence is often highly subjective; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification, recognition, and measurement of material uncertain tax positions. These procedures also included, among others (i) testing, on a sample basis, the completeness and accuracy of the information used in the calculation of the change in uncertain tax positions by obtaining supporting documentation for intercompany transactions, benchmark data used to support management’s position , and international filing positions; (ii) evaluating management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained; (iii) evaluating the completeness of management’s assessment of the identification of uncertain tax positions; and (iv) evaluating the status and resolution of tax assessments with the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in the evaluation of the measurement of the Company’s uncertain tax positions, including evaluating the reasonableness of management’s assessment of whether tax positions have a greater than 50 percent likelihood of being sustained, management’s application of relevant tax laws, regulations and administrative practices, and testing the accuracy of potential benefit to be realized and estimated interest and penalties.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 18, 2022

We have served as the Company’s auditor since 1987.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$991,471	$472,246
Short-term investments	17	9,500
Accounts receivable, net of allowance of $67,292 and $69,807, respectively	287,572	362,977
Inventory, net	126,448	160,585
Assets held for sale	16,561	16,562
Other current assets	95,740	109,595
Total current assets	1,517,809	1,131,465
Property, plant and equipment, net	3,332,498	3,985,707
Restricted cash held in trust	281,523	—
Deferred income taxes	258,631	247,171
Other long-term assets	134,903	139,085
Total assets (1)	$5,525,364	$5,503,428
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$253,748	$220,922
Accrued liabilities	247,171	276,085
Income taxes payable	18,887	10,157
Current lease liabilities	5,422	8,305
Total current liabilities	525,228	515,469
Long-term debt	3,262,795	2,968,701
Other long-term liabilities	340,347	318,034
Deferred income taxes	2,773	1,576
Total liabilities (1)	4,131,143	3,803,780
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest in subsidiary	675,283	442,840

Shareholders’ equity:
Preferred shares, par value $0.001 per share:
Series A 6% Cumulative Mandatory Convertible; $50 per share liquidation preference; outstanding 0 and 4,870, respectively	—	5
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 9,295 and 8,383, respectively	466	419
Capital in excess of par value	3,454,563	3,423,935
Accumulated other comprehensive income (loss)	(10,634)	(11,124)
Retained earnings (accumulated deficit)	(1,537,988)	(946,100)
Less: treasury shares, at cost, 1,090 and 1,090 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	590,656	1,151,384
Noncontrolling interest	128,282	105,424
Total equity	718,938	1,256,808
Total liabilities and equity	$5,525,364	$5,503,428

_____________________________

(1)	The consolidated balance sheets include assets and liabilities of consolidated joint ventures. See Note 13—Joint Ventures for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2021	2020	2019

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$2,017,548	$2,134,043	$3,043,383
Earnings (losses) from unconsolidated affiliates	—	—	(5)
Investment income (loss)	1,557	1,438	10,218
Total revenues and other income	2,019,105	2,135,481	3,053,596

Costs and other deductions:
Direct costs	1,286,896	1,333,072	1,929,331
General and administrative expenses	213,559	203,515	258,731
Research and engineering	35,153	33,564	50,359
Depreciation and amortization	693,381	853,699	876,091
Interest expense	171,476	206,274	204,311
(Gain)/loss on debt buybacks and exchanges	(13,423)	(228,274)	(11,468)
Impairments and other charges	66,731	410,631	301,939
Other, net	53,421	28,567	33,224
Total costs and other deductions	2,507,194	2,841,048	3,642,518
Income (loss) from continuing operations before income taxes	(488,089)	(705,567)	(588,922)
Income tax expense (benefit):
Current	66,327	(7,430)	55,625
Deferred	(10,706)	64,716	35,951
Total income tax expense (benefit)	55,621	57,286	91,576
Income (loss) from continuing operations, net of tax	(543,710)	(762,853)	(680,498)
Income (loss) from discontinued operations, net of tax	20	7	(12)
Net income (loss)	(543,690)	(762,846)	(680,510)
Less: Net (income) loss attributable to noncontrolling interest	(25,582)	(42,795)	(22,375)
Net income (loss) attributable to Nabors	$(569,272)	$(805,641)	$(702,885)
Less: Preferred stock dividend	(3,653)	(14,611)	(17,244)
Net income (loss) attributable to Nabors common shareholders	$(572,925)	$(820,252)	$(720,129)

Amounts attributable to Nabors common shareholders:
Net income (loss) from continuing operations	$(572,945)	$(820,259)	$(720,117)
Net income (loss) from discontinued operations	20	7	(12)
Net income (loss) attributable to Nabors common shareholders	$(572,925)	$(820,252)	$(720,129)

Earnings (losses) per share:
Basic from continuing operations	$(76.58)	$(118.69)	$(105.39)
Basic from discontinued operations	—	—	—
Total Basic	$(76.58)	$(118.69)	$(105.39)
Diluted from continuing operations	$(76.58)	$(118.69)	$(105.39)
Diluted from discontinued operations	—	—	—
Total Diluted	$(76.58)	$(118.69)	$(105.39)
Weighted-average number of common shares outstanding:
Basic	7,605	7,059	7,032
Diluted	7,605	7,059	7,032

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Net income (loss) attributable to Nabors	$(569,272)	$(805,641)	$(702,885)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	2,230	435	16,943
Pension liability amortization and adjustment	(1,692)	210	217
Unrealized gains (losses) and amortization on cash flow hedges	—	160	567
Other comprehensive income (loss), before tax	538	805	17,727
Income tax expense (benefit) related to items of other comprehensive income (loss)	48	141	190
Other comprehensive income (loss), net of tax	490	664	17,537
Comprehensive income (loss) attributable to Nabors	(568,782)	(804,977)	(685,348)
Net income (loss) attributable to noncontrolling interest	25,582	42,795	22,375
Translation adjustment attributable to noncontrolling interest	—	—	55
Comprehensive income (loss) attributable to noncontrolling interest	25,582	42,795	22,430
Comprehensive income (loss)	$(543,200)	$(762,182)	$(662,918)

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(543,690)	$(762,846)	$(680,510)
Adjustments to net income (loss):
Depreciation and amortization	693,382	853,697	876,103
Deferred income tax expense (benefit)	(10,711)	64,717	35,894
Impairments and other charges	72,497	318,582	213,404
Amortization of debt discount and deferred financing costs	21,359	31,238	30,931
Losses (gains) on debt buyback	(13,423)	(228,274)	(11,468)
Losses (gains) on long-lived assets, net	23,864	64,365	40,346
Losses (gains) on investments, net	327	4,286	(1,257)
Provision (recovery) of bad debt	(2,515)	18,194	20,626
Share-based compensation	19,362	24,638	24,660
Foreign currency transaction losses (gains), net	4,800	13,133	20,876
Noncontrolling interest	(25,582)	(42,795)	(22,375)
Equity in (earnings) losses from unconsolidated affiliates, net of dividends	—	—	5
Other	971	(770)	667
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	71,805	67,502	276,685
Inventory	32,037	6,188	(18,695)
Other current assets	14,166	38,672	5,157
Other long-term assets	17,914	20,830	13,106
Trade accounts payable and accrued liabilities	12,143	(142,826)	(142,857)
Income taxes payable	5,140	(933)	(4,857)
Other long-term liabilities	34,930	2,163	8,117
Net cash provided by (used for) operating activities	428,776	349,761	684,558
Cash flows from investing activities:
Purchases of investments	(67)	(91)	(4,323)
Sales and maturities of investments	11,398	2,760	18,849
Cash paid for acquisition of businesses, net of cash acquired	—	—	(2,929)
Purchase of intangible assets	(3,600)	—	—
Capital expenditures	(234,040)	(195,523)	(427,741)
Proceeds from sales of assets and insurance claims	124,301	27,397	60,288
Other	(15,217)	—	—
Net cash (used for) provided by investing activities	(117,225)	(165,457)	(355,856)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	700,000	1,000,000	—
Reduction in long-term debt	(186,958)	(1,394,043)	(455,360)
Debt issuance costs	(16,339)	(28,112)	(1,767)
Proceeds from revolving credit facilities	1,025,000	1,552,500	1,050,000
Reduction in revolving credit facilities	(1,237,500)	(1,235,000)	(865,000)
Proceeds from (payments for) short-term borrowings	—	—	(561)
Repurchase of common and preferred shares	—	(1,731)	—
Dividends to common and preferred shareholders	(7,380)	(22,538)	(49,583)
Redeemable noncontrolling interest distribution	(58,524)	—	—
Distributions to noncontrolling interest	(3,795)	(5,083)	(4,552)
Sale of non-controlling interest - special purpose acquisition company	276,000	—	—
Other	(2,083)	(13,994)	(4,750)
Net cash (used for) provided by financing activities	488,421	(148,001)	(331,573)
Effect of exchange rate changes on cash and cash equivalents	(1,742)	(3,061)	(6,171)
Net increase (decrease) in cash and cash equivalents and restricted cash	798,230	33,242	(9,042)
Cash and cash equivalents and restricted cash, beginning of period	475,280	442,038	451,080
Cash and cash equivalents and restricted cash, end of period	$1,273,510	$475,280	$442,038

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	472,246	435,990	447,766
Restricted cash, beginning of period	3,034	6,048	3,314
Cash and cash equivalents and restricted cash, beginning of period	$475,280	$442,038	$451,080

Cash and cash equivalents, end of period	991,471	472,246	435,990
Restricted cash, end of period	282,039	3,034	6,048
Cash and cash equivalents and restricted cash, end of period	$1,273,510	$475,280	$442,038

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Mandatory Convertible				Capital	Accumulated	Retained
	Preferred Shares		Common Shares		in Excess	Other	Earnings		Non-
		Par		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands)	Shares	Value	Shares	Value	Value	Income	Deficit)	Shares	Interest	Equity
As of December 31, 2018	5,750	6	8,193	410	3,392,937	(29,325)	650,842	(1,314,020)	49,476	2,750,326
Net income (loss)	—	—	—	—	—	—	(702,885)	—	22,375	(680,510)
Dividends declared to common shareholders ($2.00 per share)	—	—	—	—	—	—	(14,953)	—	—	(14,953)
Dividends declared to preferred shareholders ($3.00 per share)	—	—	—	—	—	—	(17,245)	—	—	(17,245)
Other comprehensive income (loss), net of tax	—	—	—	—	—	17,537	—	—	55	17,592
Share-based compensation	—	—	—	—	24,659	—	—	—	—	24,659
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(4,552)	(4,552)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(20,534)	—	—	(20,534)
Other	(137)	—	131	6	(4,624)	—	—	—	—	(4,618)
As of December 31, 2019	5,613	6	8,324	416	3,412,972	(11,788)	(104,775)	(1,314,020)	67,354	2,050,165
Net income (loss)	—	—	—	—	—	—	(805,641)	—	42,795	(762,846)
Dividends declared to common shareholders ($0.50 per share)	—	—	—	—	—	—	(3,632)	—	—	(3,632)
Dividends declared to preferred shareholders ($3.00 per share)	—	—	—	—	—	—	(14,610)	—	—	(14,610)
Repurchase of shares	(743)	(1)	—	—	(12,127)	—	—	(1,731)	—	(13,859)
Other comprehensive income (loss), net of tax	—	—	—	—	—	664	—	—	—	664
Share-based compensation	—	—	—	—	24,638	—	—	—	—	24,638
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(5,082)	(5,082)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(17,442)	—	—	(17,442)
Other	—	—	59	3	(1,548)	—	—	—	357	(1,188)
As of December 31, 2020	4,870	5	8,383	419	3,423,935	(11,124)	(946,100)	(1,315,751)	105,424	1,256,808
Net income (loss)	—	—	—	—	—	—	(569,272)	—	25,582	(543,690)
PSU distribution equivalent rights	—	—	—	—	—	—	(75)	—	—	(75)
Dividends declared to preferred shareholders ($0.75 per share)	—	—	—	—	—	—	(3,653)	—	—	(3,653)
Issuance of warrants on common shares	—	—	—	—	—	—	(2,719)	—	—	(2,719)
Other comprehensive income (loss), net of tax	—	—	—	—	—	490	—	—	—	490
Share issuance	—	—	148	7	12,865	—	—	—	—	12,872
Share-based compensation	—	—	—	—	19,361	—	—	—	—	19,361
Conversion of preferred shares	(4,870)	(5)	668	34	(34)	—	—	—	—	(5)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(3,793)	(3,793)
Contributions and other from noncontrolling interest	—	—	—	—	—	—	—	—	6,298	6,298
IPO SPAC warrants to public holders, net of issuance cost	—	—	—	—	—	—	—	—	13,480	13,480
Deemed dividends to SPAC public shareholders	—	—	—	—	—	—	(6,724)	—	(18,709)	(25,433)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(9,445)	—	—	(9,445)
Other	—	—	96	6	(1,564)	—	—	—	—	(1,558)
As of December 31, 2021	—	$—	9,295	$466	$3,454,563	$(10,634)	$(1,537,988)	$(1,315,751)	$128,282	$718,938

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

In 2021, we co-sponsored a special purpose acquisition company (“SPAC”), Nabors Energy Transition Corporation (“NETC”), which has the sole purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses with significant growth potential and to create value by supporting the company in the public markets. The business acquisition will operate in an industry that will benefit from the experience, expertise and operating skills of Nabors. NETC trades on the New York Stock Exchange under the symbols “NETC”, “NETC.U” and “NETC.W.”

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average costs methods and includes the cost of materials, labor and manufacturing overhead. Inventory, which is net of reserves of $21.9 million and $23.5 million as of December 31, 2021 and 2020, respectively, included the following:

	December 31,
	2021	2020

	(In thousands)
Raw materials	$105,638	$133,424
Work-in-progress	1,368	3,452
Finished goods	19,442	23,709
	$126,448	$160,585

Property, Plant and Equipment

Property, plant and equipment, including renewals and betterments, are stated at cost, while maintenance and repairs are expensed currently. Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets. We provide for the depreciation of our drilling rigs using the units-of-production method. For each day a rig is operating, we depreciate it over an approximate 4,927-day period, with the exception of our jackup rigs which are depreciated over an 8,030-day period, after provision for salvage value. For each day a rig asset is not operating, it is depreciated over an assumed depreciable life of 20 years, with the exception of our jackup rigs, where a 30-year depreciable life is used, in each case after provision for salvage value.

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

Goodwill

We have historically reviewed goodwill for impairment annually during the second quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that the carrying amount of such goodwill and intangible assets may exceed their fair value. We initially assess goodwill for impairment based on qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one of our reporting units is greater than its carrying amount. If the carrying amount exceeds the fair value, an impairment charge will be recognized in an amount equal to the excess; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

The change in the carrying amount of goodwill for our segments for the year ended December 31, 2020 was as follows:

		Acquisitions
		and
	Balance at	Purchase	Disposals		Cumulative		Balance at
	December 31,	Price	and		Translation	Other	December 31,
	2019	Adjustments	Impairments		Adjustment	Adjustment	2020

	(In thousands)
Drilling Solutions	$11,436	$—	$(11,436)	(1)	$—	—	$—
Rig Technologies	16,944	—	(16,362)	(1)	(582)	—	—
Total	$28,380	$—	$(27,798)		$(582)	$—	$—
(1)	Due to industry conditions that existed at March 31, 2020, we performed a quantitative impairment assessment of goodwill. Based on the results, we recognized a goodwill impairment of $27.8 million. See Note 3

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

Income Taxes

We are a Bermuda exempted company and are not subject to income taxes in Bermuda. We have provided for income taxes based on the tax laws and rates in effect in the countries where we operate and earn income. The income taxes in these jurisdictions vary substantially. Our worldwide effective tax rate for financial statement purposes will continue to fluctuate from year to year due to changes in the geographic mix of pre-tax earnings.

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

Special Purpose Acquisition Company

NETC is a consolidated VIE that is included in the accompanying consolidated financial statements under the following captions:

Restricted cash held in trust

As part of the initial public offering of NETC and subsequent private placement warrant transactions, $281.5 million has been deposited in an interest-bearing U.S. based trust account (“Trust Account”). The funds held in the Trust Account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations.

Redeemable noncontrolling interest in subsidiary

The company accounts for the non-controlling interest in NETC as subject to possible redemption in accordance with FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” NETC’s common stock features certain redemption rights, which are considered to be outside the company’s control and subject to occurrence of uncertain future events. Accordingly, the $281.5 million of non-controlling interest subject to possible redemption is presented at full redemption value as temporary equity, outside of the stockholders’ equity section in the accompanying consolidated financial statements as of December 31, 2021.

Nabors will recognize any future changes in redemption value immediately as they occur – i.e., adjust the carrying amount of the instrument to its current redemption amount at each reporting period.

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

Note 3 Impairments and Other Charges

The components of impairments and other charges are provided below:

	Year Ended December 31,
	2021	2020	2019
Goodwill impairments	$—	$27,798	$155,973
Intangible asset impairment	—	83,624	47,731
US Drilling	—	87,333	—
Canada Drilling	58,545	—	17,818
International Drilling	215	117,113	17,927
Drilling Solutions	—	28,624	—
Rig Technologies	418	2,936	7,823
Oil and gas related assets	—	24,543	—
Severance and transaction related costs	6,228	19,070	11,447
Other assets	1,325	19,590	43,220
Total	$66,731	$410,631	$301,939

We review our assets for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the estimated undiscounted future cash flows are not sufficient to support an asset’s recorded value, an impairment charge is recognized to the extent the carrying amount of the long-lived asset exceeds its estimated fair value. In determining an asset’s fair value, management considers a number of factors, such as estimated future cash flows from the asset, appraisals, and current market value analysis. The determination of future cash flows requires the estimation of utilization, dayrates, operating margins, sustaining capital and remaining economic life. Such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry. A significantly prolonged period of lower oil and natural gas prices could continue to adversely affect the demand for and prices of our services, which could result in future impairment charges.

For the year ended December 31, 2021

Canada Drilling

During 2021, we recognized an impairment of $58.5 million related to the sale of the Canada Drilling assets in July 2021. See Note 5— Acquisitions and Dispositions for additional details.

Severance and transaction related costs

During 2021, we recognized charges of $6.2 million due to severance and reorganization costs due to ongoing cost cutting and consolidation measures that we enacted in response to the challenging industry environment.

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

Intangible asset impairments

We also reviewed our intangible assets for impairment in the first quarter of 2020 as a result of industry conditions. The fair value of our intangible assets is determined using discounted cash flow models. Based on our updated projections of future cash flows, the fair value of our intangible assets did not support the carrying value. As such, we recognized an impairment of $83.6 million to write off all remaining intangible assets attributable to our Drilling Solutions and Rig Technologies operating segments.

US Drilling

Due to the sharp decline in activity in the US in the first part of 2020, we recorded impairments of $33.3 million and functionally retired $54.0 million of our lower specification rigs in the Lower 48 and Alaska markets totaling approximately $87.3 million. We determined that the assets were either functionally obsolete, would be no longer used, or the carrying value was not fully recoverable and was in excess of its fair value.

International Drilling

We impaired $30.5 million and wrote down or retired $86.6 million totaling $117.1 million during 2020, which represented most of our rig and drilling-related equipment in several international markets which have been negatively affected by current market conditions and other factors, including Venezuela, Iraq, Algeria and certain offshore markets in the eastern hemisphere. Due to our lack of work in these markets and limited visibility to any possibility of further work, we have taken steps to relocate these assets to other markets, or in some cases, to retire, sell or otherwise dispose of these assets.

Drilling Solutions

We impaired or retired $28.6 million of fixed assets, equipment and inventory in our Drilling Solutions segment as a result of the significant decline in utilization experienced over the first half of 2020. We determined that the assets were either functionally obsolete, would be no longer used, or the carrying value was not fully recoverable and was in excess of its fair value.

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

Other assets

In 2020, we wrote down or provided for $19.6 million of certain other assets including receivables related to our operations. The charges were primarily attributable to markets which have been adversely impacted by foreign sanctions or other political risk issues as well as bankruptcies or other financial problems.

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

During the fourth quarter of 2019, due to industry conditions such as the drop in U.S. rig count as well as in commodity prices, and the corresponding impact on future expectations of demand for our products and services, including the effect that these factors had on our stock price, we performed a quantitative impairment assessment of our goodwill as of December 31, 2019. Based on the results of our goodwill test, we recognized additional impairment charges of $52.2 million for the remaining goodwill balance attributable to our U.S. Drilling operating segment and $10.1 million for the remaining goodwill balance attributable to the acquisition of 2TD within our Rig Technologies operating segment.

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

Canada Drilling

As a result of the extended period of reduced demand for some of our legacy asset classes, in 2019 we retired some of our rigs within the Canada drilling segment, which totaled approximately $17.8 million.

International Drilling

During 2019, we retired some of our rigs resulting in a loss of $15.4 million. In addition, we recorded impairments totaling $2.5 million comprised of underutilized offshore platform rigs. These impairments resulted from lack of future contractual opportunities on specific rigs as a result of current market conditions across certain geographic regions.

Rig Technologies

As a result of our periodic analysis on inventories for our Rig Technologies segment, in 2019 we recorded a $7.8 million provision for obsolescence.

Severance and transaction related costs

During 2019, we recognized charges of $11.4 million due to severance and other related costs incurred to right-size our cost structure.

Other assets

During 2019, we recorded provisions aggregating to $43.2 million for certain assets, including receivables related to our international activities. The provisions were attributable to a number of foreign countries adversely impacted by foreign sanctions or other political risk issues, bankruptcies or other financial problems.

Note 4 Accounts Receivable Sales Agreement

The Company has entered into accounts receivable agreements (the “A/R Agreements”) to sell short-term receivables from certain customer trade accounts to an unaffiliated financial institution on a revolving basis. In July 2021, we entered into the First Amendment to the A/R Agreements (the “First Agreement”), which reduced the commitments of the third-party financial institutions (the “Purchasers”) from $250 million to $150 million and extended the term of the agreements by two years, to August 13, 2023.

As part of the A/R Agreements, the Company continuously sells designated pools of receivables as they are originated by it and certain U.S. subsidiaries to a separate, bankruptcy-remote, special purpose entity (“SPE”).  The SPE in turn sells, transfers, conveys and assigns to the Purchasers all the rights, title and interest in and to its pool of eligible receivables (the “Eligible Receivables”). The sale of the Eligible Receivables qualified for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing. During the period of this program, cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. The remaining receivables held by the SPE were pledged to secure the collectability of the sold Eligible Receivables.  Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection.  The amount of receivables pledged as collateral as of December 31, 2021 and December 31, 2020 is approximately $44.2 million and $63.1 million, respectively.

The amount available for sale to the Purchasers under the A/R Agreements fluctuates over time based on the total amount of Eligible Receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of December 31, 2021, Eligible Receivables totaling approximately $113.0 million had been sold to, and are as yet uncollected, by the Purchasers. As of December 31, 2020, the corresponding number was approximately $54.0 million.

Note 5 Acquisitions and Dispositions

In July 2021, we closed on the sale of our Canada Drilling segment assets for approximately $94.0 million. These assets included our fleet of land-based drilling rigs and related equipment and property. This transaction did not represent a strategic shift in our operations and will not have a major effect on our operations and financial results going forward.

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

Our financial assets and liabilities that are accounted for at fair value on a recurring basis as of December 31, 2021 and 2020 consisted of short term investments in equity securities. During 2021, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2020, our short-term investments were carried at fair market value and totaled $9.5 million, and primarily consisted of Level 1 measurements. As of December 31, 2021, our restricted cash held in trust was carried at fair market value and totaled $281.5 million, and primarily consisted of Level 1 measurements. No material Level 2 or Level 3 measurements exist as of any of the periods presented.

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

Fair Value of Financial Instruments

We estimate the fair value of our financial instruments in accordance with U.S. GAAP. The fair value of our long-term debt and revolving credit facilities is estimated based on quoted market prices or prices quoted from third-party financial institutions, thus a Level 2 measurement. The carrying and fair values of these liabilities were as follows:

	As of December 31,
		2021			2020
	Effective			Effective
	Interest	Carrying	Fair	Interest	Carrying	Fair
	Rate	Value	Value	Rate	Value	Value

	(Dollars in thousands)
4.625% senior notes due September 2021	—%	$—	$—	5.65%	$86,329	$78,862
5.50% senior notes due January 2023	5.87%	24,446	24,736	5.85%	28,443	18,768
5.10% senior notes due September 2023	5.42%	82,703	84,044	5.32%	121,077	78,435
0.75% senior exchangeable notes due January 2024	5.90%	259,839	257,730	6.06%	279,700	169,458
5.75% senior notes due February 2025	6.03%	548,458	508,881	6.01%	610,818	318,871
6.50% senior priority guaranteed notes due February 2025	6.50%	50,485	50,490	6.50%	50,485	44,059
9.00% senior priority guaranteed notes due February 2025	9.00%	218,082	226,914	9.00%	192,032	185,221
7.25% senior guaranteed notes due January 2026	7.52%	559,978	522,079	7.51%	559,978	396,106
7.375% senior priority guaranteed notes due May 2027	7.74%	700,000	724,906	—%	—	—
7.50% senior guaranteed notes due January 2028	7.70%	389,609	346,966	7.69%	389,609	267,369
2018 revolving credit facility	3.72%	460,000	460,000	3.53%	672,500	672,500
		$3,293,600	$3,206,746		$2,990,971	$2,229,649
Less: deferred financing costs		30,805			22,270
		$3,262,795			$2,968,701

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 7 Share-Based Compensation

Total share-based compensation expense, which includes stock options and restricted shares, was $19.2 million, $24.6 million and $24.7 million for 2021, 2020 and 2019, respectively. Compensation expense related to awards of restricted shares totaled $19.1 million, $23.6 million and $24.5 million for 2021, 2020 and 2019, respectively, which is included in direct costs and general and administrative expenses in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various reportable segments. See Note 18—Segment Information.

In addition to the time-based restricted stock share-based awards, historically we have provided two types of performance share awards: the first, based on our performance measured against pre-determined performance metrics (“Performance Shares”) and the second, based on market conditions measured against a predetermined peer group (“TSR Shares”). The performance period for the awards granted in 2021 commenced on January 1, 2020 and ended December 31, 2020.

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

Stock Option Plans

As of December 31, 2021, we had several stock plans under which options to purchase our common shares could be granted to key officers, directors and managerial employees of Nabors and its subsidiaries. Options granted under the plans have fair market value on the date of the grant. Options granted under the plans generally are exercisable in varying cumulative periodic installments after one year. In the case of certain key executives and directors, options granted may vest immediately on the grant date. Options granted under the plans cannot be exercised more than ten years from the date of grant. Options to purchase 0.4 million and 0.4 million Nabors common shares remained available for grant as of December 31, 2021 and 2020, respectively. Of the common shares available for grant as of December 31, 2021, approximately 0.4 million of these shares are also available for issuance in the form of restricted shares.

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

Stock option transactions under our various stock-based employee compensation plans are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
Options	Shares	Price	Term		Value

	(In thousands, except exercise price and term)
Options outstanding as of December 31, 2020	31	$628.10
Granted	1	104.06
Surrendered	(16)	817.89
Options outstanding as of December 31, 2021	16	$419.22	5.42	years	$—
Options exercisable as of December 31, 2021	16	$419.22	5.42	years	$—

During 2019, we awarded options vesting over periods up to four years to purchase 2,759 of our common shares to certain of our directors. No options were awarded during 2020 nor were there any unvested options during 2020. During 2021, we awarded options vesting immediately to purchase 963 of our common stock to certain of our directors.

The fair value of stock options granted during 2021 and 2019 was calculated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	2021	2019
Weighted average fair value of options granted	$72.69	$53.50
Weighted average risk free interest rate	0.72%	1.79%
Dividend yield	0.00%	1.65%
Volatility (1)	102.50%	57.59%
Expected life (in years)	4.0	4.0
(1)	Expected volatilities are based on implied volatilities from publicly traded options to purchase Nabors’ common shares, historical volatility of Nabors’ common shares and other factors.

There were no options exercised during 2021, 2020 or 2019. The total fair value of options that vested during the years ended December 31, 2021 and 2019 was $0.1 million and $0.2 million, respectively.

Restricted Shares

Our stock plans allow grants of restricted shares. Restricted shares are issued on the grant date, but cannot be sold or transferred. Restricted share values are based on stock value at grant date. Restricted shares vest in varying periodic installments ranging up to four years.

A summary of our restricted shares as of December 31, 2021, and the changes during the year then ended, is presented below:

		Weighted-Average
		Grant-Date Fair
Restricted shares	Outstanding	Value

	(In thousands, except fair value)
Unvested as of December 31, 2020	49	$226.06
Granted	83	105.44
Vested	(24)	261.96
Forfeited	(6)	95.99
Unvested as of December 31, 2021	102	$127.00

During 2021, 2020 and 2019, we awarded 82,722, 4,156 and 65,299 restricted shares, respectively, to our employees and directors. These awards had an aggregate value at their date of grant of $8.7 million, $0.1 million and $10.6 million, respectively, and were scheduled to vest over a period of up to four years. The fair value of restricted shares that vested during 2021, 2020 and 2019 was $2.5 million, $2.6 million and $4.1 million, respectively.

As of December 31, 2021, there was $8.2 million of total future compensation cost related to unvested restricted share awards that are expected to vest. That cost is expected to be recognized over a weighted-average period of 2.32 years.

Restricted Shares Based on Performance Conditions

During the years ended December 31, 2020 and 2019, we awarded 59,490 and 48,253 restricted shares, respectively, vesting over a period of three years to some of our executives. The Performance Share awards granted were based upon achievement of specific financial or operational objectives. The number of shares granted was determined by the percentage of performance goals achieved during fiscal years 2019 and 2018, respectively. These awards had an aggregate fair value at their date of grant of $8.8 million and $7.5 million, respectively.

The following table sets forth information regarding outstanding restricted shares based on performance conditions as of December 31, 2021:

		Weighted-Average
		Grant-Date Fair
Performance based restricted shares	Outstanding	Value

	(In thousands, except fair value)
Outstanding as of December 31, 2020	98	$163.74
Vested	(42)	181.66
Outstanding as of December 31, 2021	56	$150.02

Until shares are granted, our Performance Share awards are liability-classified awards. Our accrued liabilities included $2.4 million for such awards at December 31, 2020 for the performance period beginning January 1, 2020 through December 31, 2020. The fair value of these awards that vested during the years ended December 31, 2020 and 2019 was $3.0 million and $2.5 million, respectively. The fair value of these liability-classified awards is estimated at each reporting period, based on internal metrics and marked to market.

During 2021 and 2020, we granted PSU awards to certain of our executive officers covering a total of 95,902 and 31,204 shares of our common stock, respectively. The number of earned shares that ultimately vest over three years, following conclusion of the performance period, will be determined based upon on achievement of specific financial or operational goals. The number of earned shares vesting can range from 30% of the PSU awards if minimum thresholds are achieved to a maximum of 200%.

The following table sets forth information regarding outstanding PSUs based on performance conditions as of December 31, 2021:

		Weighted-Average
		Grant-Date Fair
Restricted Stock Units	Outstanding	Value

	(In thousands, except fair value)
Outstanding as of December 31, 2020	31	$148.00
Granted	96	88.27
Vested	(20)	148.00
Outstanding as of December 31, 2021	107	$94.26

Restricted Shares Based on Market Conditions

During 2021, 2020 and 2019, we granted awards for 61,997, 22,931 and 52,191 TSR Shares, respectively, which are equity classified awards and will vest on our performance compared to our peer group over a three-year period. These awards had an aggregate fair value at their date of grant of $2.2 million, $2.5 million and $3.7 million, respectively, after consideration of all assumptions.

The grant date fair value of these awards was based on a Monte Carlo model, using the following assumptions:

	Year Ended December 31,
	2021	2020	2019

Risk free interest rate	0.18%	1.57%	2.48%
Expected volatility	108.00%	74.00%	70.00%
Closing stock price at grant date	$60.62	$148.00	$109.50
Expected term (in years)	3.0	3.0	3.0

The following table sets forth information regarding outstanding restricted shares based on market conditions as of December 31, 2021:

		Weighted-Average
		Grant-Date Fair
Market based restricted shares	Outstanding	Value

	(In thousands, except fair value)
Outstanding as of December 31, 2020	79	$91.34
Granted	62	34.69
Vested	(28)	83.35
Forfeited	(28)	83.35
Outstanding as of December 31, 2021	85	$55.29

As of December 31, 2021, there was $2.3 million of total future compensation cost related to unvested TSR Share awards. The TSR Shares will amortize over a weighted average remaining period of 1.63 years.

Note 8 Property, Plant and Equipment

The major components of our property, plant and equipment are as follows:

	December 31,
	2021	2020

	(In thousands)
Land	$22,955	$28,261
Buildings	130,917	141,365
Drilling rigs and related equipment	11,702,450	12,487,961
Oilfield hauling and mobile equipment	243,850	259,150
Other machinery and equipment	200,740	195,903
	$12,300,912	$13,112,640
Less: accumulated depreciation and amortization	(8,968,414)	(9,126,933)
	$3,332,498	$3,985,707

Depreciation expense included in depreciation and amortization expense in our consolidated statements of income (loss) totaled $689.2 million, $851.8 million and $869.6 million during 2021, 2020 and 2019, respectively.

Repair and maintenance expense included in direct costs in our consolidated statements of income (loss) totaled $153.9 million, $154.2 million and $248.6 million during 2021, 2020 and 2019, respectively.

Interest costs of $0.7 million, $0.7 million and $1.5 million were capitalized during 2021, 2020 and 2019, respectively.

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

Foreign Currency Risk

We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign exchange rate risk or foreign currency devaluation risk. The most significant exposures arise in connection with our operations in Argentina, Russia, Kazakhstan and Canada, which usually are substantially unhedged.

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

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term and long-term investments and accounts receivable. Cash equivalents such as deposits and temporary cash investments are held by major banks or investment firms. Our short-term and long-term investments are managed within established guidelines that limit the amounts that may be invested with any one issuer and provide guidance as to issuer credit quality. We believe that the credit risk in our cash and investment portfolio is minimized as a result of the mix of our investments. In addition, our trade receivables are with a variety of U.S., international and non-U.S. national oil and gas companies. As of December 31, 2021, approximately 36% and 11% of our net accounts receivable balance was related to our operations in Saudi Arabia and Mexico, respectively. Management considers this credit risk to be limited due to the financial resources of these companies. We perform ongoing credit evaluations of our customers, and we generally do not require material collateral. We do occasionally require prepayment of amounts from customers whose creditworthiness is in question prior to providing services to them. We maintain reserves for potential credit losses, and these losses historically have been within management’s expectations.

Interest Rate and Marketable and Non-marketable Security Price Risk

Our financial instruments that are potentially sensitive to changes in interest rates include our floating rate debt instruments comprised of our revolving credit facilities and our fixed rate debt securities comprised of our 5.50%, 5.10% and 5.75% senior notes, 0.75% senior exchangeable notes, 7.25% and 7.50% senior guaranteed notes and 6.50%, 7.375% and 9.00% senior priority guaranteed notes.

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

Note 10 Debt

Debt consisted of the following:

	December 31,	December 31,
	2021	2020

	(In thousands)
4.625% senior notes due September 2021 (1)	$—	$86,329
5.50% senior notes due January 2023	24,446	28,443
5.10% senior notes due September 2023	82,703	121,077
0.75% senior exchangeable notes due January 2024	259,839	279,700
5.75% senior notes due February 2025	548,458	610,818
6.50% senior priority guaranteed notes due February 2025	50,485	50,485
9.00% senior priority guaranteed notes due February 2025	218,082	192,032
7.25% senior guaranteed notes due January 2026	559,978	559,978
7.375% senior priority guaranteed notes due May 2027	700,000	—
7.50% senior guaranteed notes due January 2028	389,609	389,609
2018 revolving credit facility	460,000	672,500
	3,293,600	2,990,971
Less: deferred financing costs	30,805	22,270
Long-term debt	$3,262,795	$2,968,701

(1)	The 4.625% senior notes due September 2021 were classified as long-term as of December 31, 2020 because we had the ability and intent to repay this obligation utilizing our 2018 Revolving Credit Facility.

As of December 31, 2021, the principal amount and maturities of our primary debt for each of the five years following 2021 and thereafter are as follows:

	Paid at Maturity
	(In thousands)
2022	$50,485	(1)
2023	567,362	(2)
2024	287,302	(3)
2025	766,540	(4)
2026	559,978	(5)
Thereafter	1,089,609	(6)
	$3,321,276

(1)	Represents our 6.5% senior priority guaranteed notes due February 2025 which were redeemed in January 2022.

(2)	Represents our 5.50% senior notes due January 2023, 5.10% senior notes due September 2023 and our 2018 Revolving Credit Facility due October 2023. In January 2022, the 2018 Revolving Credit Facility was repaid as we entered into the 2022 Credit Agreement.

(3)	Represents our 0.75% senior notes due January 2024.

(4)	Represents our 5.75% senior notes due February 2025 and our 9.0% senior priority guaranteed notes due February 2025.

(5)	Represents our 7.25% senior notes due January 2026.

(6)	Represents our 7.375% senior priority guaranteed notes due May 2027 and 7.50% senior notes due January 2028.

Nabors Delaware’s various fixed rate debt securities comprised of our 5.50%, 5.10%, and 5.75% senior unsecured notes are fully and unconditionally guaranteed by us. The notes rank equal in right of payment to all Nabors Delaware’s existing and future senior unsubordinated debt. The notes rank senior in right of payment to all Nabors Delaware’s existing and future senior subordinated and subordinated debt. Our guarantee of the notes is unsecured and ranks equal in right of payment to all our unsecured and unsubordinated indebtedness from time to time outstanding. The notes are subject to redemption by Nabors Delaware, in whole or in part, at any time generally at a redemption price equal to the greater of (i) 100% of the principal amount of the notes then outstanding to be redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest, determined in the manner set forth in the applicable indenture. In the event of a change in control triggering event, as defined in the indenture, the holders of notes may require Nabors Delaware to purchase all or any part of each note in cash equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase, except to the extent Nabors Delaware has exercised its right to redeem the notes. The notes have customary covenants, including limitations on the incurrence of liens and entering into sale and leaseback transactions as well as customary events of default.

During 2020, the proceeds from the 7.25% and 7.50% Senior Guaranteed Notes Due January 2026 and 2028

offering were primarily used to repurchase $952.9 million aggregate principal amount of certain of Nabors Delaware’s senior notes that were tendered in January 2020 pursuant to an offer to purchase and consent solicitation (the “January 2020 Tender Offers”). The aggregate principal amount repurchased included approximately (i)$407.7 million of our 5.50% senior notes due 2023, (ii) $379.7 million of our 4.625% senior notes due 2021 and (iii) $165.5 million of our 5.10% senior notes due 2023. In connection with the January 2020 Tender Offers, we recognized a net loss of $2.7 million.

During 2021, 2020 and 2019, we repurchased $105.9 million, $372.0 million (excluding the January 2020 Tender Offers), and $468.3 million aggregate principal amount of our senior unsecured notes for approximately $93.8 million, $300.9 million and $461.1 million, respectively, in cash, reflecting principal, accrued and unpaid interest. In connection with such repurchases, during 2021, 2020 and 2019, we recognized a net gain of approximately $13.4 million, $69.2 million and $11.5 million, respectively. In January 2022, we repaid the remaining outstanding aggregate principal balance of the 6.5% senior priority guaranteed notes due February 2025 of $50.5 million.

Exchange Transactions

During the fourth quarter of 2020 and the first quarter of 2021, we entered into a series of public and private exchange transactions in which Nabors Delaware exchanged 6.5% Senior Priority Guaranteed Notes due 2025 (the “6.5% Exchange Notes”) and 9.0% Senior Priority Guaranteed Notes due 2025 (the “9.0% Exchange Notes,” and collectively, the “Exchange Notes”) for various amounts of existing outstanding notes (such exchanges, collectively, the “Exchange Transactions”). Nabors Delaware did not receive any cash proceeds from the issuance of the Exchange Notes.

Collectively from the series of exchanges, Nabors Industries, Inc. issued $50.5 million aggregate principal amount of the 6.5% Exchange Notes and $218.1 million aggregate principal amount of new 9.0% Exchange Notes in exchange for $566.8 million aggregate principal amount of various Nabors Delaware’s outstanding Notes.

We recorded a gain of $161.8 million in connection with the Exchange Transactions, which was accounted for in accordance with ASC 470-60, Troubled Debt Restructuring by Debtors. Under ASC 470-60, a gain is recorded in an amount equal to the sum of the future undiscounted payments (principal and interest) related to the new Exchange Notes plus the costs incurred in connection with the transaction, less the carrying value of the notes that were exchanged. In relation to the transactions, we recorded $81.0 million related to future contractual interest payments on the new Exchange Notes, and have included this amount in accrued liabilities and other long-term liabilities.

The aggregate principal amounts and recognized gain for such transactions were as follows (in thousands):

	Year ended December 31,
	2021	2020

Exchanged	(in thousands)
4.625% senior notes due September 2021	$—	$38,209
4.625% senior notes due September 2021	—	3,733
5.10% senior notes due September 2023	—	19,422
0.75% senior exchangeable notes due January 2024	35,000	250,678
5.75% senior notes due February 2025	5,000	164,368
7.25% senior guaranteed notes due January 2026	—	40,022
7.50% senior guaranteed notes due January 2028	—	10,391
Aggregate principal amount exchanged	40,000	526,823
Aggregate principal amount of debt issued in exchanges	26,050	242,517
Aggregated net gain (loss)	22	161,808
Per share amount of the aggregate gain	0.00	19.30

7.375% Senior Priority Guaranteed Notes Due May 2027

In November 2021, Nabors issued $700.0 million in aggregate principal amount of 7.375% senior priority guaranteed notes, which are fully and unconditionally guaranteed by Nabors and certain of Nabors’ indirect wholly-owned subsidiaries. Interest on the notes is payable May 15 and November 15 of each year, beginning May 15, 2022. The notes will mature on May 15, 2027. The proceeds are available for general corporate purposes including repayment of outstanding debt.

0.75% Senior Exchangeable Notes Due January 2024

In January 2017, Nabors Delaware issued $575.0 million in aggregate principal amount of 0.75% exchangeable senior unsecured notes due 2024, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 0.75% per year payable semiannually on January 15 and July 15 of each year, beginning on July 15, 2017. As of December 31, 2021, there was approximately $287.3 million in aggregate principal amount that remained outstanding.

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

2018 Revolving Credit Facility

In October 2018, Nabors Delaware and Nabors Drilling Canada Limited (“Nabors Canada” and together with Nabors Delaware, the “Borrowers”) entered into a credit agreement dated October 11, 2018 by and among the Borrowers, the guarantors identified therein, HSBC Bank Canada, as the Canadian lender the issuing banks and other lenders party thereto (the “U.S. Lenders”) and Citibank, N.A., as administrative agent solely for the U.S. Lenders (as may be amended, restated, supplemented or otherwise modified from time to time, the “2018 Revolving Credit Facility”).

As of December 31, 2021, we were in compliance with all covenants under the 2018 Revolving Credit Facility, we had $460.0 million outstanding under our 2018 Revolving Credit Facility and the net book value of the collateralized assets under the 2018 Revolving Credit Facility was $1.23 billion. The weighted average interest rate on borrowings under the 2018 Revolving Credit Facility at December 31, 2021 was 3.72%. As of January 21, 2022, we repaid all amounts outstanding under the 2018 Revolving Credit Facility.

2022 Credit Agreement

On January 21, 2022, we entered into a revolving credit agreement between Nabors Delaware, the guarantors from time to time party thereto, the issuing banks (the “Issuing Banks”) and other lenders party thereto (the “Lenders”) and Citibank, N.A., as administrative agent (the “2022 Credit Agreement”). Under the 2022 Credit Agreement, the Lenders have committed to provide up to an aggregate principal amount at any time outstanding not in excess of $350.0 million (with an accordion feature for an additional $100.0 million) to Nabors Delaware under a secured revolving credit facility, including sub-facilities provided by certain of the Lenders for letters of credit in an aggregate principal amount at any time outstanding not in excess of $100.0 million. The 2022 Credit Agreement replaces the 2018 Revolving Credit Facility.

The 2022 Credit Agreement permits the incurrence of additional indebtedness secured by liens, which may include liens on the collateral securing the facility, in an amount up to $150.0 million as well as a grower basket for term loans in an amount not to exceed $100.0 million secured by liens not on the collateral. The Company is required to maintain an interest coverage ratio (EBITDA/interest expense), which increases on a quarterly basis, and a minimum guarantor value, requiring the guarantors (other than the Company) and their subsidiaries to own at least 90% of the consolidated property, plant and equipment of the Company. The facility matures on the earlier of (a) January 21, 2026 and (b) (i) to the extent any principal amount of Nabors Delaware’s existing 5.1% senior notes due 2023, 5.5% senior notes due 2023 and 5.75% senior notes due 2025 remains outstanding on the date that is 90 days prior to the applicable maturity date for such indebtedness, then such 90th day or (ii) to the extent 50% or more of the outstanding (as of the closing date) aggregate principal amount of the 0.75% senior exchangeable notes due 2024 remains outstanding and not refinanced or defeased on the date that is 90 days prior to the maturity date for such indebtedness, then such 90th day.

Additionally, the Company is subject to certain covenants, which are subject to certain exceptions and include, among others, (i) a covenant restricting our ability to incur liens (subject to the additional liens basket of up to $150.0 million) , (ii) a covenant restricting its ability to pay dividends or make other distributions with respect to its capital stock and to repurchase certain indebtedness and (iii) a covenant restricting the ability of the Company’s subsidiaries to incur debt (subject to the grower basket of up to $100.0 million).

Letters of Credit

We had 18 letter-of-credit facilities with various banks as of December 31, 2021. Availability and borrowings under our letter-of-credit facilities are as follows:

December 31,
2021
(In thousands)
Credit available	$620,552
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	83,240
Remaining availability	$537,312

Note 11 Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
United States and Other Jurisdictions	2021	2020	2019

	(In thousands)
United States	$(153,243)	$(182,706)	$5,979
Other jurisdictions	(334,846)	(522,861)	(594,901)
Income (loss) from continuing operations before income taxes	$(488,089)	$(705,567)	$(588,922)

Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Current:
U.S. federal	$(1,905)	$(39,268)	$1,210
Outside the U.S.	60,318	33,858	54,097
State	7,914	(2,020)	318
	$66,327	$(7,430)	$55,625
Deferred:
U.S. federal	$(4,669)	$67,909	$58,157
Outside the U.S.	(3,608)	(4,992)	(25,428)
State	(2,429)	1,799	3,222
	$(10,706)	$64,716	$35,951
Income tax expense (benefit)	$55,621	$57,286	$91,576

A reconciliation of our statutory tax rate to our worldwide effective tax rate consists of the following:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Income tax provision at statutory (Bermuda rate of 0%)	$—	$—	$—
Taxes (benefit) on U.S. and other international earnings (losses) at greater than the Bermuda rate	23,395	62,751	54,060
Increase (decrease) in valuation allowance	8,276	(9,759)	32,869
Tax reserves and interest	26,266	861	1,107
State income taxes (benefit)	(2,316)	3,433	3,540
Income tax expense (benefit)	$55,621	$57,286	$91,576
Effective tax rate	(11.4)%	(8.1)%	(15.5)%

The relatively small decrease in tax expense was primarily attributable to higher tax expense on a gain related to our debt exchange recognized in 2020, partially offset by an increase in tax expense attributable to a recorded liability for uncertain tax positions of $26.3 million in 2021, as well as changes in the operating income and the geographic mix of our pre-tax earnings (losses) in the jurisdictions in which we operate.

The components of our net deferred taxes consisted of the following:

	December 31,
	2021	2020

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$3,676,333	$3,618,227
Equity compensation	822	1,594
Deferred revenue	775	3,878
Tax credit and other attribute carryforwards	84,624	84,502
Insurance loss reserves	2,909	2,086
Depreciation and amortization for tax in excess of book expense	118,151	44,837
Other	131,223	110,003
Subtotal	4,014,837	3,865,127
Valuation allowance	(3,754,207)	(3,602,144)
Deferred tax assets:	$260,630	$262,983
Deferred tax liabilities:
Depreciation and amortization for tax in excess of book expense	$—	$—
Other	4,772	17,388
Deferred tax liability	$4,772	$17,388
Net deferred tax assets (liabilities)	$255,858	$245,595
Balance Sheet Summary:
Net noncurrent deferred tax asset	$258,631	$247,171
Net noncurrent deferred tax liability	(2,773)	(1,576)
Net deferred tax asset (liability)	$255,858	$245,595

As of December 31, 2021, we had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $728.6 million, $931.1 million and $14.2 billion, respectively. Of those amounts, $7.6 billion will expire between 2022 and 2042 if not utilized. We provide a valuation allowance against NOL carryforwards in various tax jurisdictions based on our consideration of existing temporary differences and expected future earning levels in those jurisdictions. A valuation allowance of approximately $3.5 billion as of December 31, 2021 has been recognized related to certain NOL carryforwards as we believe it is more likely than not that the benefit of these NOL carryforwards will not be realized.

The following is a reconciliation of our uncertain tax positions:

	2021	2020	2019

	(In thousands)
Balance as of January 1	$26,704	$25,770	$25,711
Additions for tax positions of prior years	19,760	1,887	1,003
Reductions for tax positions for prior years	(476)	(953)	(860)
Settlements	—	—	(84)
Balance as of December 31	$45,988	$26,704	$25,770

If the unrecognized tax benefits of $46.0 million are realized, this would favorably impact the worldwide effective tax rate. As of December 31, 2021, 2020 and 2019, we had approximately $14.4 million, $7.6 million and $7.7 million, respectively, of interest and penalties related to uncertain tax positions. During 2021, 2020 and 2019, we accrued and recognized estimated interest and penalties related to uncertain tax positions of approximately $6.9 million, ($0.6) million and $0.8 million, respectively. We include potential interest and penalties related to uncertain tax positions within our global operations in the income tax expense (benefit) line item in our consolidated statements of income (loss).

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

We conduct business globally and, as a result, we file numerous income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Canada, Colombia, Mexico, Saudi Arabia and the United States. We are no longer subject to U.S. Federal income tax examinations for years before 2018 and non-U.S. income tax examinations for years before 2007.

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

During 2020, we repurchased 34 thousand shares of our common stock for an aggregate price of approximately $1.7 million, all of which are held by our subsidiaries, and which are accounted for as treasury stock.

On July 19, 2021, we issued 147,974 shares of our common stock, valued at approximately $12.9 million, in connection with the purchase of certain development stage technologies in the energy transition space. Of the shares issued, 71,280 shares are forfeitable if certain milestones are not achieved over the next two years.

From time to time, treasury shares may be reissued subject to applicable securities law limitations. When shares are reissued, we use the weighted-average-cost method for determining cost. The difference between the cost of the shares and the issuance price is added to or deducted from our capital in excess of par value account. No shares have been reissued during 2021, 2020 or 2019.

Common stock warrants

On May 27, 2021, the Board declared a distribution to holders of the Company’s common shares of warrants to purchase its common shares, the Warrants (as defined above). Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3.2 million warrants on June 11, 2021 to shareholders of record as of June 4, 2021.

Each Warrant represents the right to purchase one common share at an initial exercise price of $166.66667 per Warrant, subject to certain adjustments (the “Exercise Price”). In addition, Warrants submitted for exercise may be eligible to receive an additional one-third common share due to the incentive share component. The incentive share is an extra amount of common shares that Nabors will award when the volume weighted average price of Nabors’ common shares on the day before any Warrant holder exercises its Warrants multiplied by three is at least 6% higher than the sum of the volume weighted average prices of Nabors’ common shares on each of the second, third and fourth days before any Warrant holder exercises its Warrants. Payment for common shares on exercise of Warrants may be in (i) cash or (ii)“Designated Notes,” which the Company initially defines as (a) Nabors Delaware’s (i) 5.10% Notes due 2023, (ii) 0.75% Exchangeable Notes due 2024, (iii) 5.75% Notes due 2025 and (b) the Company’s 7.25% Notes due 2026, subject to compliance with applicable procedures with respect to the delivery of the Warrants and Designated Notes. The Exercise Price and the number of common shares issuable upon exercise are subject to anti-dilution adjustments, including for share dividends, splits, subdivisions, spin-offs, consolidations, reclassifications, combinations, noncash distributions, cash dividends (other than regular quarterly cash dividends not exceeding a permitted threshold amount), certain pro rata share repurchases, and similar transactions, including certain issuances of common shares (or securities exercisable or convertible into or exchangeable for common shares) at a price (or having a conversion price) that is less than 95% of the market price of the common shares. The Warrants expire on June 11, 2026, but the expiration date may be accelerated at any time by the Company upon 20-days’ prior notice. The Company has listed the Warrants on the over-the-counter market.

The common stock warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Warrants was initially measured at fair value using a Monte Carlo pricing model and subsequently, the fair value of the Warrants have been estimated using a Monte Carlo pricing model at each measurement date. At distribution, the fair value of the Warrants was $2.7 million. At December 31, 2021, the fair value of the Warrants was approximately $0.1 million and $2.6 million of gain has been recognized during 2021 for the decrease in liability.

Note 13 Joint Ventures

During 2016, we entered into an agreement with Saudi Aramco, to form a new joint venture, SANAD, to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. SANAD, which is equally owned by Saudi Aramco and Nabors, began operations during the fourth quarter of 2017.

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, each with a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests which accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In Nabors’ accompanying consolidated balance sheet, Saudi Aramco’s share of authorized capital is reported as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interests in subsidiary, classified as mezzanine equity. As of December 31, 2021, the amount included in redeemable noncontrolling interest was $393.8 million. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet. In January 2021, SANAD settled approximately $100 million of the accrued interest from inception to December 31, 2020, by making a cash payment to each partner for their respective amounts. The assets and liabilities included in the condensed balance sheet below are (1) assets that can either be used to settle obligations of the VIE or be made available in the future to the equity owners through dividends, distributions or in exchange of the redeemable ownership interests (upon mutual agreement of the owners) or (2) liabilities for which creditors do not have recourse to other assets of Nabors.

The condensed balance sheet of SANAD, as included in our consolidated balance sheet, is presented below.

	December 31,
	2021	2020

	(In thousands)
Assets:
Cash and cash equivalents	$293,037	$368,981
Accounts receivable	88,174	79,711
Other current assets	6,662	17,148
Property, plant and equipment, net	467,587	428,331
Other long-term assets	19,010	2,590
Total assets	$874,470	$896,761
Liabilities:
Accounts payable	$61,278	$61,808
Accrued liabilities	6,021	18,791
Other liabilities	26,300	—
Total liabilities	$93,599	$80,599

Note 14 Related-Party Transactions

Nabors and certain current and former key employees, including Mr. Petrello, entered into split-dollar life insurance agreements, pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in some instances, members of their families. These agreements provide that we are reimbursed for the premium payments upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could be limited to the cash surrender value of the policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $6.6 million related to these policies. The cash surrender value of these policies of approximately $5.3 million and $5.5 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2021 and 2020, respectively.

Under the Sarbanes-Oxley Act of 2002, the payment of premiums by Nabors under the agreements could be deemed to be prohibited loans by us to these individuals. Consequently, we have paid no premiums related to our agreements with these individuals since the adoption of the Sarbanes-Oxley Act.

In November 2021, Nabors Energy Transition Corporation (“NETC”), a special purpose acquisition company, commonly referred to as a “SPAC”, co-sponsored by Nabors and Greens Road Energy LLC, completed its initial public offering of 27,600,000 units.  Greens Road Energy LLC is owned by certain members of Nabors’ board of directors and management team.  Simultaneously with the closing of the IPO, NETC completed the private sale of an aggregate of 13,730,000 warrants with a fair value of $1 per warrant, of which 6,288,500 warrants were purchased by related parties including certain Nabors board members, officers and employees, with the remainder being purchased by a subsidiary of Nabors.

In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our unconsolidated affiliates at market prices. Historically, these transactions primarily related to our former equity method investment in Nabors Arabia. During 2017, our joint venture with Saudi Aramco, SANAD, began operations. As such, we have included transactions with Saudi Aramco effective as of the commencement of operations of SANAD. See Note 13 — Joint Ventures. Revenues from business transactions with these affiliated entities totaled $617.5 million, $612.7 million and $672.9 million for 2021, 2020 and 2019, respectively. Additionally, we had accounts receivable from these affiliated entities of $99.3 million and $90.4 million as of December 31, 2021 and 2020.

In addition, Mr. Crane, one of our independent directors, is Chairman and Chief Executive Officer of Crane Capital Group Inc. (“CCG”), an investment company that indirectly owns a majority interest in several operating companies, some of which have provided services to us in the ordinary course of business, including international logistics and electricity. During 2021, 2020 and 2019, we incurred costs for these services of $5.8 million, $6.2 million and $20.0 million, respectively. We had accounts payable to these CCG-related companies of $0.3 million and $0.8 million as of December 31, 2021 and 2020.

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

Leases

Nabors and its subsidiaries occupy various facilities and lease certain equipment under various lease agreements. Rental expense relating to operating leases with terms greater than 30 days amounted to $9.3 million, $12.4 million and $15.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 20 — Leases for more information on the minimum rental commitments under non-cancelable operating leases.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $20.3 million (at December 31, 2021 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We appealed this decision again to the Supreme Court, which again overturned the appeals court’s decision. The case was moved back to the court of appeals, which, once again, reinstated the verdict, failing to abide by the Supreme Court’s ruling. Accordingly, we are appealing once more to the Supreme Court to try to get a final ruling on the matter. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $12.3 million in excess of amounts accrued.

Following a routine audit conducted in May and June of 2018 by the Atyrau Oblast Ecology Department (the “AOED”), our joint venture in Kazakhstan, KMG Nabors Drilling Company (“KNDC”), was administratively fined for not having emissions permits for KNDC owned or leased equipment, due to a change in interpretation by the AOED that the owner/lessor of the equipment that emits the pollutants must have its own permits.  Administrative fines of $0.8 million were paid by KNDC for such violations. AOED also assessed additional “environmental damages” in the amount of $3.4 million for the period. KNDC appealed and, ultimately, the Supreme Court ruled in KNDC’s favor on July 21, 2021, terminating the administrative case for lack of evidence. KNDC was reimbursed by the AOED for the environmental damages on December 27, 2021. With the potential for additional damages for later year audits, KNDC and the operator have executed an agreement formalizing the operator’s obligation to reimburse KNDC for many of the financial expenses related to this case as well as penalties and expenses related to future audit periods.  Since 2019, KNDC holds its own permits. Another audit by AOED was performed for the second half of 2018, but KNDC continues to appeal this decision in the same manner as the prior audit.  Meanwhile, KNDC received notice from government officials that certain of our employees may be held personally responsible, but considering the numerous court proceedings, the governmental officials temporarily suspended any criminal investigations. On December 10, 2021, the regional court in Atyrau Region upheld KNDC’s position and ruled in our favor. AOED still holds a right to appeal this decision. We continue to be engaged and are monitoring the situation.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2022	2023	2024	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$34,726	13,000	8,488	35,957	$92,171

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

Diluted earnings (losses) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and unvested restricted stock. Shares issuable upon exchange of the 0.75% Exchangeable Notes are not included in the calculation of diluted earnings (losses) per share unless the exchange value of the notes exceeds their principal amount at the end of the relevant reporting period, in which case the notes will be accounted for as if the number of common shares that would be necessary to settle the excess are issued. Such shares are only included in the calculation of the weighted-average number of shares outstanding in our diluted earnings (losses) per share calculation, when the price of our shares exceeds $1,257.81 on the last trading day of the quarter, which did not occur during the year ended December 31, 2021.

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Year Ended December 31,
	2021	2020	2019

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(543,710)	$(762,853)	$(680,498)
Less: net (income) loss attributable to noncontrolling interest	(25,582)	(42,795)	(22,375)
Less: preferred stock dividends	(3,653)	(14,611)	(17,244)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(9,445)	(17,442)	(20,534)
Less: distributed and undistributed earnings allocated to unvested shareholders	—	(125)	(459)
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(582,390)	$(837,826)	$(741,110)
Income (loss) from discontinued operations, net of tax	$20	$7	$(12)

Weighted-average number of shares outstanding - basic	7,605	7,059	7,032
Earnings (losses) per share:
Basic from continuing operations	$(76.58)	$(118.69)	$(105.39)
Basic from discontinued operations	—	—	—
Total Basic	$(76.58)	$(118.69)	$(105.39)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(582,390)	$(837,826)	$(741,110)
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—	—
Adjusted income (loss) from continuing operations, net of tax - diluted	$(582,390)	$(837,826)	$(741,110)
Income (loss) from discontinued operations, net of tax	$20	$7	$(12)

Weighted-average number of shares outstanding - basic	7,605	7,059	7,032
Add: dilutive effect of potential common shares	—	—	—
Weighted-average number of shares outstanding - diluted	7,605	7,059	7,032
Earnings (losses) per share:
Diluted from continuing operations	$(76.58)	$(118.69)	$(105.39)
Diluted from discontinued operations	—	—	—
Total Diluted	$(76.58)	$(118.69)	$(105.39)

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

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Potentially dilutive securities excluded as anti-dilutive	28	66	40

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

Note 17 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	December 31,
	2021	2020

	(In thousands)
Accrued compensation	$51,993	$82,462
Deferred revenue and proceeds on insurance and asset sales	59,816	61,473
Other taxes payable	34,333	28,602
Workers’ compensation liabilities	6,588	7,788
Interest payable	71,814	62,935
Litigation reserves	14,939	13,976
Dividends declared and payable	—	3,653
Other accrued liabilities	7,688	15,196
	$247,171	$276,085

Investment income (loss) includes the following:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Interest and dividend income	$1,527	$4,705	$8,424
Gains (losses) on marketable securities	30	(3,267)	1,794
	$1,557	$1,438	$10,218

Other, net includes the following:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$23,883	$12,363	$7,141
Purchase of technology	14,733	—	—
Litigation expenses and reserves	8,290	4,249	5,226
Foreign currency transaction losses (gains)	4,807	12,125	20,929
Other losses (gains)	1,708	(170)	(72)
	$53,421	$28,567	$33,224

The changes in accumulated other comprehensive income (loss), by component, include the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2020	$(65)	$(3,778)	$(7,945)	$(11,788)
Other comprehensive income (loss) before reclassifications	—	—	435	435
Amounts reclassified from accumulated other comprehensive income (loss)	67	162	—	229
Net other comprehensive income (loss)	67	162	435	664
As of December 31, 2020	$2	$(3,616)	$(7,510)	$(11,124)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2021	$2	$(3,616)	$(7,510)	$(11,124)
Other comprehensive income (loss) before reclassifications	—	(1,900)	2,230	330
Amounts reclassified from accumulated other comprehensive income (loss)	—	160	—	160
Net other comprehensive income (loss)	—	(1,740)	2,230	490
As of December 31, 2021	$2	$(5,356)	$(5,280)	$(10,634)
(1)	All amounts are net of tax.

The line items that were reclassified to net income include the following:

Line item in consolidated statement of income (loss)

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Interest expense	—	160	567
General and administrative expenses	208	210	217
Total income (loss) from continuing operations before income tax	(208)	(370)	(784)
Tax expense (benefit)	(48)	(141)	(190)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(160)	$(229)	$(594)

Supplemental cash flow information includes the following:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Cash paid for income taxes (refunded), net	$11,221	$(17,505)	$6,553
Cash paid for interest, net of capitalized interest	$161,932	$157,437	$174,357
Net change in accounts payable related to capital expenditures	$9,713	$(1,188)	$(7,624)
Acquisitions of businesses:
Fair value of assets acquired	$—	$—	$2,929
Cash paid for acquisitions of businesses	—	—	2,929

(1)

Note 18 Segment Information

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

The following table sets forth financial information with respect to our reportable operating segments:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Operating revenues:
U.S. Drilling	$669,656	$713,057	$1,240,936
Canada Drilling	39,336	54,753	68,274
International Drilling	1,043,197	1,131,673	1,324,142
Drilling Solutions	172,473	149,834	252,790
Rig Technologies	149,273	131,555	260,226
Other reconciling items (1)	(56,387)	(46,829)	(102,985)
Total	$2,017,548	$2,134,043	$3,043,383

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$(76,492)	$(96,176)	$64,313
Canada Drilling	2,893	(11,766)	(14,483)
International Drilling	(40,117)	(56,205)	(8,903)
Drilling Solutions	32,771	6,167	59,465
Rig Technologies	158	(13,481)	(11,247)
Total segment adjusted operating income (loss)	$(80,787)	$(171,461)	$89,145

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss) from continuing operations before income taxes:
Total segment adjusted operating income (loss) (2)	$(80,787)	$(171,461)	$89,145
Other reconciling items (3)	(130,654)	(118,346)	(160,274)
Earnings (losses) from unconsolidated affiliates	—	—	(5)
Investment income (loss)	1,557	1,438	10,218
Interest expense	(171,476)	(206,274)	(204,311)
Gain/(loss) on debt buybacks and exchanges	13,423	228,274	11,468
Impairments and other charges	(66,731)	(410,631)	(301,939)
Other, net	(53,421)	(28,567)	(33,224)
Income (loss) from continuing operations before income taxes	$(488,089)	$(705,567)	$(588,922)

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Depreciation and amortization
U.S. Drilling	$326,361	$398,326	$419,680
Canada Drilling	11,604	24,784	29,766
International Drilling	323,431	377,599	372,883
Drilling Solutions	26,660	40,074	32,289
Rig Technologies	8,191	15,299	12,715
Other reconciling items (3)	(2,866)	(2,383)	8,758
Total	$693,381	$853,699	$876,091

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Capital expenditures:
U.S. Drilling	$53,875	$44,606	$184,705
Canada Drilling	2,938	2,018	5,020
International Drilling	173,078	127,888	209,728
Drilling Solutions	9,919	12,306	23,598
Rig Technologies	2,790	2,637	6,592
Other reconciling items (3)	1,089	251	(5,676)
Total	$243,689	$189,706	$423,967

	December 31,
	2021	2020

	(In thousands)
Total assets:
U.S. Drilling	$1,606,683	$1,871,008
Canada Drilling	1,392	174,123
International Drilling	2,380,703	2,688,912
Drilling Solutions	65,899	100,278
Rig Technologies	190,489	225,954
Other reconciling items (3)	1,280,198	443,153
Total	$5,525,364	$5,503,428
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment.

(2)	Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), (gain)/loss on debt buybacks and exchanges, impairments and other charges and other, net. Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) from continuing operations before income taxes is provided in the above table.

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

The following table sets forth financial information with respect to Nabors’ operations by geographic area based on the location of service provided:

	Year Ended December 31,
	2021	2020	2019

	(In thousands)
Operating revenues
U.S.	$804,807	$841,531	$1,554,442
Outside the U.S.	1,212,741	1,292,512	1,488,941
	$2,017,548	$2,134,043	$3,043,383
Property, plant and equipment, net:
U.S.	$1,648,622	$1,917,203	$2,470,579
Outside the U.S.	1,683,876	2,068,504	2,459,970
	$3,332,498	$3,985,707	$4,930,549
Goodwill:
U.S.	$—	$—	$13,430
Outside the U.S.	—	—	14,950
	$—	$—	$28,380

During the years ended December 31, 2021, 2020 and 2019, $645.0 million, $642.7 million and $696.4 million of our consolidated operating revenue was from Saudi Arabia. No other individual country outside of the U.S. was material to our consolidated operating revenue during any of the three periods presented.

One customer accounted for approximately 31%, 29% and 22% of our consolidated operating revenues during the years ended December 31, 2021, 2020 and 2019, respectively, and is included primarily in our International Drilling reportable segment.

Note 19 Revenue Recognition

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Year Ended
	December 31, 2021

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$512,880	$—	$—	$97,354	$69,250	$—	$679,484
U.S. Offshore Gulf of Mexico	128,323	—	—	8,787	—	—	137,110
Alaska	28,453	—	—	753	59	—	29,265
Canada	—	39,336	—	1,342	4,379	—	45,057
Middle East & Asia	—	—	706,267	40,492	60,319	—	807,078
Latin America	—	—	251,153	22,104	228	—	273,485
Europe, Africa & CIS	—	—	85,777	1,641	15,038	—	102,456
Eliminations & other	—	—	—	—	—	(56,387)	(56,387)
Total	$669,656	$39,336	$1,043,197	$172,473	$149,273	$(56,387)	$2,017,548

	Year Ended
	December 31, 2020
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$548,859	$—	$—	$88,919	$54,185	$—	$691,963
U.S. Offshore Gulf of Mexico	126,292	—	—	9,309	—	—	135,601
Alaska	37,906	—	—	1,296	19	—	39,221
Canada	—	54,753	—	1,137	3,571	—	59,461
Middle East & Asia	—	—	728,983	40,255	58,263	—	827,501
Latin America	—	—	228,930	6,578	177	—	235,685
Europe, Africa & CIS	—	—	173,760	2,340	15,340	—	191,440
Eliminations & other	—	—	—	—	—	(46,829)	(46,829)
Total	$713,057	$54,753	$1,131,673	$149,834	$131,555	$(46,829)	$2,134,043

	Year Ended
	December 31, 2019

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$1,021,879	$—	$—	$170,639	$172,559	$—	$1,365,077
U.S. Offshore Gulf of Mexico	156,931	—	—	13,331	—	—	170,262
Alaska	62,126	—	—	4,787	986	—	67,899
Canada	—	68,274	—	1,749	8,852	—	78,875
Middle East & Asia	—	—	765,493	43,941	56,455	—	865,889
Latin America	—	—	355,189	15,558	2,318	—	373,065
Europe, Africa & CIS	—	—	203,460	2,785	19,056	—	225,301
Eliminations & other	—	—	—	—	—	(102,985)	(102,985)
Total	$1,240,936	$68,274	$1,324,142	$252,790	$260,226	$(102,985)	$3,043,383

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In millions)
As of December 31, 2020	$427.2	$23.5	$6.8	$42.8	$44.2
As of December 31, 2021	$350.0	$24.9	$1.9	$42.9	$29.3

Approximately 29% of the contract liability balance at the beginning of the period was recognized as revenue during 2021 and 30% is expected to be recognized during 2022. The remaining 41% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2023 or thereafter.

Additionally, 74% of the contract asset balance at the beginning of the period was recognized as expense during 2021 and 21% is expected to be recognized during 2022. The remaining 5% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2023 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

Note 20 Leases

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

Lease Position

The table below presents the lease related assets and liabilities recorded on our condensed consolidated balance sheet:

		Year Ended December 31,
		2021	2020

	Classification on the Balance Sheet	(In thousands)
Assets
Operating lease assets	Other long-term assets	$23,049	$32,312
Total lease assets		$23,049	$32,312

Liabilities
Current liabilities:
Operating lease liabilities	Current lease liabilities	$5,422	$8,305
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	$18,722	$24,656
Total lease liabilities		$24,144	$32,961

Lease Costs

The table below presents certain information related to the lease costs for our operating leases:

	Year Ended
	December 31,
	2021	2020

	(In thousands)
Operating lease cost	$9,848	$15,235
Short-term lease cost	593	1,165
Variable lease cost	143	512
Total lease cost	$10,584	$16,912

Other Information

The table below presents supplemental cash flow information related to leases:

	Year Ended December 31,
	2021	2020

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,848	$15,235

Right of use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases:

	Year Ended December 31,
	2021	2020

Weighted-average remaining lease term - operating leases	8.6	7.91
Weighted-average discount rate - operating leases	6.19%	6.07%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet:

December 31, 2021
(In thousands)
2022	$6,856
2023	4,700
2024	2,436
2025	2,185
2026	2,155
Thereafter	13,035
Total undiscounted lease liability	31,367
Less: amount of lease payments representing interest	(7,223)
Long-term lease obligations	$24,144

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

PricewaterhouseCoopers LLP has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, which is included in Part II, Item 8 of this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be contained in the definitive Proxy Statement to be distributed in connection with our 2022 annual general meeting of shareholders under the captions “Director Nominees,” “Election of Directors”, “Other Executive Officers”, “Meetings of the Board and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this document by reference.

We have adopted a Code of Business Conduct (the “Code of Conduct”) that applies to all directors, employees, including our principal executive officer and principal financial and accounting officer. The Code of Conduct satisfies the SEC’s definition of a “Code of Ethics” and is posted on our website at www.nabors.com. We intend to disclose on our website any amendments to the Code of Conduct and any waivers of the Code of Conduct that apply to our principal executive officer, principal financial officer, or principal accounting officer.

On June 25, 2021, we filed with the New York Stock Exchange the Annual CEO Certification regarding our compliance with the New York Stock Exchange’s Corporate Governance listing standards as required by Section 303A-12(a) of the New York Stock Exchange’s Listed Company Manual.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item will be contained in various sections of our definitive Proxy Statement to be distributed in connection with our 2022 annual general meeting of shareholders, including under the captions “Compensation Discussion and Analysis,” “2021 Summary Compensation Table,” “2021 Grants of Plan-Based Awards,” “2021 Outstanding Equity Awards at Fiscal Year End,” “2021 Option Exercises and Shares Vested,” “2021 Non-Qualified Deferred Compensation,” “Required Pay-Ratio Disclosure,” “2021 Potential Payouts upon Termination or Change in Control,” “Non-Employee Director Compensation,” “Risk Assessment,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and except as specified in the following sentence, is incorporated into this document by reference. Information in our definitive Proxy Statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Compensation Committee Report, is not deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2022 annual general meeting of shareholders, including under the captions “Share Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated into this document by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2022 annual general meeting of shareholders, including under the captions “Certain Relationships and Related Transactions” and “Overview of Key Governance Topics – Director Independence,” is incorporated into this document by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2022 annual general meeting of shareholders, including under the caption “Independent Auditor Fees” and is incorporated into this document by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements

(2)	Financial Statement Schedule

Page No.
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2021, 2020 and 2019	91

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

ITEM 16. FORM 10-K SUMMARY

None.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2021, 2020 and 2019

		Charged to
	Balance at	Costs and	Charged to		Balance at
	Beginning	Other	Other		End of
	of Period	Deductions	Accounts	Deductions	Period

	(In thousands)
2021
Allowance for doubtful accounts	$69,807	2,870	(393)	(4,993)	$67,291
Inventory reserve	$23,477	392	418	(2,356)	$21,931
Valuation allowance on deferred tax assets	$3,616,880	—	137,327	—	$3,754,207
2020
Allowance for doubtful accounts	$61,782	18,929	(329)	(10,575)	$69,807
Inventory reserve	$35,048	5,082	—	(16,653)	$23,477
Valuation allowance on deferred tax assets	$2,780,001	—	836,879	—	$3,616,880
2019
Allowance for doubtful accounts	$41,207	17,529	(51)	3,097	$61,782
Inventory reserve	$27,854	11,808	—	(4,614)	$35,048
Valuation allowance on deferred tax assets	$1,917,390	—	862,611	—	$2,780,001

Exhibit Index

Exhibit No.	Description
3.1

Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in our Registration Statement on Form S-4 (File No. 333-76198) filed with the SEC on May 10, 2002, as amended).

3.2	Certificate of Deposit of Memorandum of Increase of Share Capital (incorporated by reference to Exhibit 3.1 to our Form 10-Q (File No. 001-32657) filed with the SEC on May 8, 2020).
3.3	Amended and Restated Bye-laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 001-32657) filed with the SEC on April 22, 2020).
4.1	Description of Share Capital.*
4.2

Warrant Agreement (including Form of Warrant), dated June 10, 2021, between the Company and Computershare Trust Company, N.A., as Warrant Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on June 10, 2021).

4.3

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

4.4

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

4.4(a)

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

4.5

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

4.5(a)

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

4.6

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

4.8

Indenture, dated as of December 1, 2020 by and among Nabors Industries, Inc., as Issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee with respect to Nabors Industries, Inc.’s 9.00% Senior Priority Guaranteed Notes due 2025 (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on December 4, 2020).

4.9

Indenture, dated as of November 23, 2021 by and among Nabors Industries, Inc., as Issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee with respect to Nabors Industries, Inc.’s 7.375% Senior Priority Guaranteed Notes due 2027 (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on November 26, 2021).

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

10.6

Credit Agreement, dated as of January 21, 2022, among Nabors Industries, Inc., as Borrower, Nabors Industries Ltd., as Holdings, the other Guarantors from time to time party thereto, the Issuing Banks and other Lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 24, 2022).**

10.7

Receivables Purchase Agreement dated as of September 13, 2019, by and among Nabors A.R.F., LLC, certain operating subsidiaries of Nabors Industries Ltd., and Nabors Industries, Inc., (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on September 18, 2019).

10.7(a)

Receivables Sale Agreement dated as of September 13, 2019, by and among Nabors A.R.F., LLC, Nabors Industries, Inc., the purchasers party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on September 18, 2019).

10.7(b)(+)

First Amendment to the Receivables Purchase Agreement, dated as of July 13, 2021, by and among Nabors A.R.F., LLC, Nabors Industries, Inc., Arab Banking Corporation B.S.C. New York Branch, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on July 16, 2021).

Exhibit No.	Description
10.7(c)

Indemnification Agreement, dated as of September 13, 2019, between Nabors Industries Ltd. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to our Form 8-K (File No. 001-32657) filed with the SEC on September 18, 2019).

10.8(+)

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

10.8(e)(+)

Fifth Amendment to Executive Employment Agreement, dated October 15, 2018, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.3 to our Form 10-Q (File No. 001-32657) filed with the SEC on November 7, 2018).

10.8(f)(+)

Sixth Amendment to Executive Employment Agreement, dated December 31, 2018, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 4, 2019).

10.8(g)(+)

Seventh Amendment to Executive Employment Agreement, dated January 2, 2020, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

10.8(h)(+)

Eighth Amendment to Executive Employment Agreement, dated April 6, 2020, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10 Exhibit 10.1 to our Form 8-K (File No. 00132657) filed with the SEC on April 9, 2020).

10.9(+)

Amended and Restated Executive Employment Agreement, dated January 2, 2020, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo. (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

10.9(a)(+)

First Amendment to Amended and Restated Employment Agreement, dated April 6, 2020, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 00132657) filed with the SEC on April 9, 2020).

10.9(b)(+)

Second Amendment to Amended and Restated Executive Employment Agreement, dated January 1, 2022, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 6, 2022).

10.10(+)

Form of Indemnification Agreement entered into between Nabors Industries Ltd. and the directors and executive officers (incorporated by reference to Exhibit 10.28 to our Form 10-K (File No. 000-49887) filed with the SEC on March 31, 2003).

10.11(+)	Form of Director Cash Award Agreement (incorporated by reference to Exhibit 10.13 to our Form 10-Q (File No. 001-32657) filed with the SEC on August 4, 2020).
10.12(+)

Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (amended on May 2, 2003) (incorporated by reference to Exhibit 10.29 to our Form 10-Q (File No. 000-49887) filed with the SEC on May 12, 2003).

Exhibit No.	Description
10.12(a)(+)

Form of Stock Option Agreement to the Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.13(+)	Nabors Industries Ltd. Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of our Proxy Statement (File No. 001-32657) filed with the SEC on May 4, 2006).
10.13(a)(+)	Form of Stock Option Agreement—Petrello/Isenberg (incorporated by reference to Exhibit 10.03 to our Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).
10.13(b)	Form of Stock Option Agreement—Others (incorporated by reference to Exhibit 10.04 to our Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).
10.14(+)

Amended and Restated Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Annex B to Nabors Industries Ltd.’s Definitive Proxy Statement (File No. 001-32657) filed with the SEC on April 23, 2020).

10.14(a)(+)

Form of Nabors Industries Ltd. TSR Stock Agreement – Anthony G. Petrello (2020), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.7 to our Form 10-Q (File No. 001-32657) filed with the SEC on August 4, 2020).

10.14(b)(+)

Form of Nabors Corporate Services, Inc. TSR Stock Agreement – Anthony G. Petrello (2020), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.8 to our Form 10-Q (File No. 001-32657) filed with the SEC on August 4, 2020).

10.14(c)(+)

Form of Nabors Industries Ltd. TSR Stock Agreement – William Restrepo (2020), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.9 to our Form 10-Q (File no. 001-32657) filed with the SEC on August 4, 2020).

10.14(d)(+)

Form of Nabors Corporate Services, Inc. TSR Stock Agreement – William Restrepo (2020), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.10 to our Form 10-Q (File no. 001-32657) filed with the SEC on August 4, 2020).

10.14(e)(+)

Form of CEO Performance-Based Restricted Stock Unit Agreement (2021), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2021).

10.14(f)(+)

Form of CFO Performance-Based Restricted Stock Unit Agreement (2021), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.2 to our Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2021).

10.14(g)(+)

Form of Restricted Stock Agreement – Directors, pursuant to the Amended and Restated Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 (File No. 333-239325) filed with the SEC on June 19, 2020).

10.14(h)(+)

Form of Restricted Stock Agreement – Others, pursuant to the Amended and Restated Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-8 (File No. 333-239325) filed with the SEC on June 19, 2020).

10.14(i)(+)	Form of Stock Option Agreement – Others, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(b) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).
10.14(j)(+)

Form of Nabors Industries Ltd. TSR Grant Agreement – Executive, pursuant to the 2016 Stock Plan and the 2013 Stock Plan (incorporated by reference to Exhibit 10.15(n) to our Form 10-K (File No. 001-32657) filed with the SEC on February 28, 2019).

10.14(k)(+)

Form of Nabors Corporate Services, Inc. TSR Grant Agreement – Executive, pursuant to the 2016 Stock Plan and the 2013 Stock Plan (incorporated by reference to Exhibit 10.15(o) to our Form 10-K (File No. 001-32657) filed with the SEC on February 28, 2019).

10.14(l)(+)

Form of Nabors Industries Ltd. TSR Stock Grant Agreement – Anthony G. Petrello (2020) (incorporated by reference to Exhibit 10.3 to our form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

Exhibit No.	Description
10.14(m)(+)

Form of Nabors Corporate Services, Inc. TSR Stock Grant Agreement – Anthony G. Petrello (2020) (incorporated by reference to Exhibit 10.4 to our form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

10.14(n)(+)	Form of CEO Performance Based Stock Restricted Unit Agreement (2020) (incorporated by reference to Exhibit 10.5 to our form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).
10.14(o)(+)	Form of CFO Performance Based Stock Restricted Unit Agreement (2020) (incorporated by reference to Exhibit 10.6 to our form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).
10.14(p)(+)	Form of CEO Performance Based Restricted Stock Unit Agreement (2022)*
10.14(q)(+)	Form of CFO Performance Based Restricted Stock Unit Agreement (2022)*
10.14(r)(+)	Form of CEO TSR Stock Grant Agreement (2022)*
10.14(s)(+)	Form of CFO TSR Stock Grant Agreement (2022)*
10.15(+)

Nabors Industries, Inc. Executive Deferred Compensation Plan (as Amended and Restated Effective as of April 1, 2017) (incorporated by reference to Exhibit 10.3(a) to our Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.15(a)(+)

Amendment No. 1 to Nabors Industries, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to our form 10-Q (File No. 001-32657) filed with the SEC on November 1, 2019).

10.15(b)(+)

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

10.16(a)(+)	Amendment No. 1 to Nabors Industries, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to our form 10-Q (File No. 001-32657) filed with the SEC on November 1, 2019).
10.16(b)(+)	Amendment No. 2 to Nabors Industries, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to our form 10-Q (File No. 001-32657) filed with the SEC on November 1, 2019).
10.17

Amending Agreement, dated July 29, 2021, by and among Nabors Drilling Canada Limited, Nabors Industries Ltd., and HSBC Canada Bank (incorporated by reference to Exhibit 10.5 to our Form 10-Q (File No. 001-32657) filed with the SEC on August 2, 2021).

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

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*

Exhibit No.	Description
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

*     Filed herewith.

** Certain schedules and exhibits have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

(+)  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.

By:	/s/ ANTHONY G. PETRELLO
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Date:	February 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY G. PETRELLO	Chairman, President and Chief Executive Officer	February 18, 2022
Anthony G. Petrello

/s/ WILLIAM RESTREPO
William Restrepo	Chief Financial Officer	February 18, 2022

/s/ TANYA S. BEDER
Tanya S. Beder	Director	February 18, 2022

/s/ ANTHONY R. CHASE
Anthony R. Chase	Director	February 18, 2022

/s/ JAMES R. CRANE
James R. Crane	Director	February 18, 2022

/s/ MICHAEL C. LINN
Michael C. Linn	Director	February 18, 2022

/s/ JOHN P. KOTTS
John P. Kotts	Director	February 18, 2022

/s/ JOHN YEARWOOD
John Yearwood	Director	February 18, 2022