Form 10-Q
period 2022-03-31
NABORS INDUSTRIES LTD
filed 2022-05-02
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

The number of common shares, par value $.05 per share, outstanding as of April 29, 2022 was 9,411,918, excluding 1,090,003 common shares held by our subsidiaries, or 10,501,921 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$394,028	$991,471
Short-term investments	11	17
Accounts receivable, net of allowance of $90,321 and $67,292, respectively	297,209	287,572
Inventory, net	132,126	126,448
Assets held for sale	16,582	16,561
Other current assets	104,112	95,740
Total current assets	944,068	1,517,809
Property, plant and equipment, net	3,245,574	3,332,498
Restricted cash held in trust	281,549	281,523
Deferred income taxes	256,543	258,631
Other long-term assets	129,432	134,903
Total assets (1)	$4,857,166	$5,525,364
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$278,878	$253,748
Accrued liabilities	209,910	247,171
Income taxes payable	19,327	18,887
Current lease liabilities	5,330	5,422
Total current liabilities	513,445	525,228
Long-term debt	2,610,092	3,262,795
Other long-term liabilities	372,592	340,347
Deferred income taxes	2,478	2,773
Total liabilities (1)	3,498,607	4,131,143
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest in subsidiary	677,829	675,283

Shareholders’ equity:
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 10,475 and 9,295, respectively	523	466
Capital in excess of par value	3,593,355	3,454,563
Accumulated other comprehensive income (loss)	(9,298)	(10,634)
Retained earnings (accumulated deficit)	(1,725,213)	(1,537,988)
Less: treasury shares, at cost, 1,090 and 1,090 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	543,616	590,656
Noncontrolling interest	137,114	128,282
Total equity	680,730	718,938
Total liabilities and equity	$4,857,166	$5,525,364
(1)	The condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021 include assets and liabilities of variable interest entities. See Note 3—Joint Ventures for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$568,539	$460,511
Investment income (loss)	163	1,263
Total revenues and other income	568,702	461,774

Costs and other deductions:
Direct costs	372,712	290,654
General and administrative expenses	53,639	54,660
Research and engineering	11,678	7,467
Depreciation and amortization	164,359	177,276
Interest expense	46,910	42,975
Other, net	80,401	7,346
Total costs and other deductions	729,699	580,378
Income (loss) from continuing operations before income taxes	(160,997)	(118,604)
Income tax expense (benefit):
Current	9,950	10,903
Deferred	3,721	(1,178)
Total income tax expense (benefit)	13,671	9,725
Income (loss) from continuing operations, net of tax	(174,668)	(128,329)
Income (loss) from discontinued operations, net of tax	—	19
Net income (loss)	(174,668)	(128,310)
Less: Net (income) loss attributable to noncontrolling interest	(9,828)	(8,776)
Net income (loss) attributable to Nabors	(184,496)	(137,086)
Less: Preferred stock dividend	—	(3,653)
Net income (loss) attributable to Nabors common shareholders	$(184,496)	$(140,739)

Amounts attributable to Nabors common shareholders:
Net income (loss) from continuing operations	$(184,496)	$(140,758)
Net income (loss) from discontinued operations	—	19
Net income (loss) attributable to Nabors common shareholders	$(184,496)	$(140,739)

Earnings (losses) per share:
Basic from continuing operations	$(22.51)	$(20.16)
Basic from discontinued operations	—	—
Total Basic	$(22.51)	$(20.16)
Diluted from continuing operations	$(22.51)	$(20.16)
Diluted from discontinued operations	—	—
Total Diluted	$(22.51)	$(20.16)
Weighted-average number of common shares outstanding:
Basic	8,311	7,102
Diluted	8,311	7,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Net income (loss) attributable to Nabors	$(184,496)	$(137,086)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(132)	2,228
Pension liability amortization and adjustment	1,480	(1,848)
Other comprehensive income (loss), before tax	1,348	380
Income tax expense (benefit) related to items of other comprehensive income (loss)	12	12
Other comprehensive income (loss), net of tax	1,336	368
Comprehensive income (loss) attributable to Nabors	(183,160)	(136,718)
Comprehensive income (loss) attributable to noncontrolling interest	9,828	8,776
Comprehensive income (loss)	$(173,332)	$(127,942)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(174,668)	$(128,310)
Adjustments to net income (loss):
Depreciation and amortization	164,360	177,277
Deferred income tax expense (benefit)	3,721	(1,178)
Impairments and other charges	—	355
Amortization of debt discount and deferred financing costs	4,984	5,400
Losses (gains) on debt buyback	36	(8,062)
Losses (gains) on long-lived assets, net	77	8,524
Losses (gains) on investments, net	1	(315)
Provision (recovery) of bad debt	—	(2,339)
Share-based compensation	3,879	6,775
Foreign currency transaction losses (gains), net	4,214	2,365
Mark-to-market loss on warrants	71,752	—
Noncontrolling interest	(9,828)	(8,777)
Other	110	398
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(22,775)	32,017
Inventory	(5,621)	6,039
Other current assets	(8,039)	(6,476)
Other long-term assets	2,136	(4,949)
Trade accounts payable and accrued liabilities	2,024	(17,697)
Income taxes payable	682	15,766
Other long-term liabilities	4,309	2,677
Net cash provided by (used for) operating activities	41,354	79,490
Cash flows from investing activities:
Purchases of investments	(1,534)	(14)
Sales and maturities of investments	5	10,908
Capital expenditures	(84,258)	(40,852)
Proceeds from sales of assets and insurance claims	3,671	10,839
Other	9	—
Net cash (used for) provided by investing activities	(82,107)	(19,119)
Cash flows from financing activities:
Reduction in long-term debt	(86,127)	(16,838)
Debt issuance costs	(3,858)	(2,421)
Proceeds from revolving credit facilities	40,000	95,000
Reduction in revolving credit facilities	(500,000)	(135,000)
Proceeds from issuance of common shares, net of issuance costs	257	—
Repurchase of common and preferred shares	(4,523)	—
Dividends to common and preferred shareholders	(10)	(3,662)
Distributions to noncontrolling interest	(995)	(49,077)
Other	—	(1,923)
Net cash (used for) provided by financing activities	(555,256)	(113,921)
Effect of exchange rate changes on cash and cash equivalents	(1,289)	(1,111)
Net increase (decrease) in cash and cash equivalents and restricted cash	(597,298)	(54,661)
Cash and cash equivalents and restricted cash, beginning of period	1,273,510	475,280
Cash and cash equivalents and restricted cash, end of period	$676,212	$420,619

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	991,471	472,246
Restricted cash, beginning of period	282,039	3,034
Cash and cash equivalents and restricted cash, beginning of period	$1,273,510	$475,280

Cash and cash equivalents, end of period	394,028	417,544
Restricted cash, end of period	282,184	3,075
Cash and cash equivalents and restricted cash, end of period	$676,212	$420,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Mandatory Convertible					Capital	Accumulated
	Preferred Shares			Common Shares		in Excess	Other			Non-
		Par			Par	of Par	Comprehensive	Retained	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value		Shares	Value	Value	Income	Earnings	Shares	Interest	Equity
As of December 31, 2020	4,870		$5	8,383	$419	$3,423,935	$(11,124)	$(946,100)	$(1,315,751)	$105,424	$1,256,808
Net income (loss)	—		—	—	—	—	—	(137,086)	—	8,776	(128,310)
PSU distribution equivalent rights	—		—	—	—	—	—	(10)	—	—	(10)
Dividends to preferred shareholders ($0.75 per share)	—		—	—	—	—	—	(3,653)	—	—	(3,653)
Other comprehensive income (loss), net of tax	—		—	—	—	—	368	—	—	—	368
Share-based compensation	—		—	—	—	6,775	—	—	—	—	6,775
Accrued distribution on redeemable noncontrolling interest in subsidiary	—		—	—	—	—	—	(2,402)	—	—	(2,402)
Other	—		—	120	(2)	(1,621)	—	—	—	1	(1,622)
As of March 31, 2021	4,870		$5	8,503	$417	$3,429,089	$(10,756)	$(1,089,251)	$(1,315,751)	$114,201	$1,127,954

As of December 31, 2021	—		$—	9,295	$466	$3,454,563	$(10,634)	$(1,537,988)	$(1,315,751)	$128,282	$718,938
Net income (loss)	—		—	—	—	—	—	(184,496)	—	9,828	(174,668)
PSU distribution equivalent rights	—		—	—	—	—	—	(9)	—	—	(9)
Warrant Exercise, net of tax	—		—	1,024	52	139,436	—	—	—	—	139,488
Other comprehensive income (loss), net of tax	—		—	—	—	—	1,336	—	—	—	1,336
Noncontrolling interest contributions (distributions)	—		—	—	—	—	—	—	—	(996)	(996)
Share-based compensation	—		—	—	—	3,879	—	—	—	—	3,879
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(2,545)	—	—	(2,545)
Other	—		—	156	5	(4,523)	—	(175)	—	—	(4,693)
As of March 31, 2022	—		$—	10,475	$523	$3,593,355	$(9,298)	$(1,725,213)	$(1,315,751)	$137,114	$680,730

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

With operations in over 15 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of March 31, 2022 included:

●	301 actively marketed rigs for land-based drilling operations in the United States and various countries throughout the world; and

●	29 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

The short and long-term implications of the military hostilities between Russia and Ukraine, which began on February 24, 2022, are difficult to predict at this time. We continue to actively monitor this dynamic situation and will fulfill any existing activity in full compliance with applicable international laws and sanctions. As of March 31, 2022, 1.3% of our property, plant and equipment, net was located in Russia. For the three months ending March 31, 2022, 1.4% of our operating revenues were from operations in Russia.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “Commission”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly our financial position as of March 31, 2022 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the three months ended March 31, 2022 may not be indicative of results that will be realized for the full year ending December 31, 2022.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	March 31,	December 31,
	2022	2021

	(In thousands)
Raw materials	$108,912	$105,638
Work-in-progress	2,336	1,368
Finished goods	20,878	19,442
	$132,126	$126,448

Special Purpose Acquisition Company

Nabors Energy Transition Corp. (“NETC”) is a consolidated VIE that is included in the accompanying consolidated financial statements under the following captions:

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

Redeemable noncontrolling interest in subsidiary

The company accounts for the non-controlling interest in NETC as subject to possible redemption in accordance with FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” NETC’s common stock features certain redemption rights, which are considered to be outside the company’s control and subject to occurrence of uncertain future events. Accordingly, the $281.5 million of non-controlling interest subject to possible redemption is presented at full redemption value as temporary equity, outside of the stockholders’ equity section in the accompanying consolidated financial statements as of March 31, 2022.

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

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, each with a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests which accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying condensed consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. As of March 31, 2022, the amount included in redeemable noncontrolling interest was $396.3 million. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet. In 2021, SANAD settled approximately $120 million of the accrued interest from inception to December 2021, by making cash payments to each partner for their respective amounts. The assets and liabilities included in the condensed balance sheet below are (1) assets that can either be used to settle obligations of the VIE or be made available in the future to the equity owners through dividends, distributions or in exchange of the redeemable ownership interests (upon mutual agreement of the owners) or (2) liabilities for which creditors do not have recourse to other assets of Nabors.

The condensed balance sheet of SANAD, as included in our condensed consolidated balance sheet, is presented below.

	March 31,	December 31,
	2022	2021

	(In thousands)
Assets:
Cash and cash equivalents	$308,761	$293,037
Accounts receivable	79,366	88,174
Other current assets	6,703	6,662
Property, plant and equipment, net	492,676	467,587
Other long-term assets	19,006	19,010
Total assets	$906,512	$874,470
Liabilities:
Accounts payable	$61,722	$61,278
Accrued liabilities	10,812	6,021
Other liabilities	26,597	26,300
Total liabilities	$99,131	$93,599

Note 4 Accounts Receivable Purchase and Sales Agreements

The Company has entered into an accounts receivable sales agreement (the “A/R Sales Agreement” and, together with the A/R Purchase Agreement (as defined below), the “A/R Facility”) to sell short-term receivables from certain customer trade accounts to an unaffiliated financial institution on a revolving basis. In July 2021, we entered into the First Amendment to the A/R Sales Agreement (the “First Agreement”), which reduced the commitments of the third-party financial institutions (the “Purchasers”) from $250 million to $150 million and extended the term of the agreements by two years, to August 13, 2023.

As part of the A/R Facility, the Company continuously sells designated pools of receivables as they are originated by it and certain U.S. subsidiaries to a separate, bankruptcy-remote, special purpose entity (“SPE”) pursuant to a purchase agreement between the SPE and the Company (the “A/R Purchase Agreement”).  The SPE in turn sells, transfers, conveys and assigns to the Purchasers all the rights, title and interest in and to its pool of eligible receivables (the “Eligible Receivables”). The sale of the Eligible Receivables qualified for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing. During the period of this program, cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. The remaining receivables held by the SPE were pledged to secure the collectability of the sold Eligible Receivables.  Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection.  The amount of receivables pledged as collateral as of March 31, 2022 and December 31, 2021 is approximately $55.3 million and $44.2 million, respectively.

The amount available for sale to the Purchasers under the A/R Sales Agreement fluctuates over time based on the total amount of Eligible Receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of March 31, 2022, approximately $136.0 million had been sold to and as yet uncollected by the Purchasers. As of December 31, 2021, the corresponding number was approximately $113.0 million.

Note 5 Debt

Debt consisted of the following:

	March 31,	December 31,
	2022	2021

	(In thousands)
5.50% senior notes due January 2023 (1)	$21,226	$24,446
5.10% senior notes due September 2023	62,338	82,703
0.75% senior exchangeable notes due January 2024	162,065	259,839
5.75% senior notes due February 2025	526,628	548,458
6.50% senior priority guaranteed notes due February 2025	—	50,485
9.00% senior priority guaranteed notes due February 2025	218,082	218,082
7.25% senior guaranteed notes due January 2026	557,902	559,978
7.375% senior priority guaranteed notes due May 2027	700,000	700,000
7.50% senior guaranteed notes due January 2028	389,609	389,609
2018 revolving credit facility	—	460,000
	$2,637,850	$3,293,600
Less: deferred financing costs	27,758	30,805
Long-term debt	$2,610,092	$3,262,795

(1)	The 5.50% senior notes due January 2023 were classified as long-term as of March 31, 2022, because we had the ability and intent to repay this obligation utilizing our 2022 Credit Agreement.

During the three months ended March 31, 2022, we repurchased $27.1 million aggregate principal amount of various outstanding Nabors Delaware’s notes for approximately $27.0 million in cash, including principal and $0.3 million in accrued and unpaid interest. In connection with these repurchases, we recognized a minimal loss for the three months ended March 31, 2022 which is included in Other, net in our condensed consolidated statement of income (loss). Also, during the three months ended March 31, 2022, $130.7 million in maturity value of our notes were tendered by warrant holders, and retired, in connection with exercises of the common stock warrants.

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

The aggregate principal amounts and recognized gain for such transactions were as follows (in thousands):

Three months ended March 31,
2021
Exchanged	(in thousands)
0.75% senior exchangeable notes due January 2024	$35,000
5.75% senior notes due February 2025	5,000
Aggregate principal amount exchanged	40,000
Aggregate principal amount of debt issued in exchanges	26,050

0.75% Senior Exchangeable Notes Due January 2024

In January 2017, Nabors Delaware issued $575.0 million in aggregate principal amount of 0.75% exchangeable senior unsecured notes due 2024, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 0.75% per year payable semiannually on January 15 and July 15 of each year, beginning on July 15, 2017. As of March 31, 2022, there was approximately $177.0 million in aggregate principal amount that remained outstanding.

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

2018 Revolving Credit Facility

In October 2018, Nabors Delaware and Nabors Drilling Canada Limited (“Nabors Canada” and together with Nabors Delaware, the “Borrowers”) entered into a credit agreement dated October 11, 2018 by and among the Borrowers, the guarantors identified therein, HSBC Bank Canada, as the Canadian lender the issuing banks and other lenders party thereto (the “U.S. Lenders”) and Citibank, N.A., as administrative agent solely for the U.S. Lenders (as may be amended, restated, supplemented or otherwise modified from time to time, the “2018 Revolving Credit Facility”). As of January 21, 2022, we repaid all amounts outstanding under the 2018 Revolving Credit Facility and the 2018 Revolving Credit Facility was terminated.

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

Additionally, the Company is subject to certain covenants, which are subject to certain exceptions and include, among others, (i) a covenant restricting our ability to incur liens (subject to the additional liens basket of up to $150.0 million) , (ii) a covenant restricting its ability to pay dividends or make other distributions with respect to its capital stock and to repurchase certain indebtedness and (iii) a covenant restricting the ability of the Company’s subsidiaries to incur debt (subject to the grower basket of up to $100.0 million). The agreement also includes a collateral coverage requirement that the collateral rig fair value is to be no less than the collateral coverage threshold, as defined in the agreement.  This requirement includes an independent appraisal report to be delivered every 6 months following the closing date.

As of March 31, 2022, we had no borrowings outstanding under our 2022 Credit Agreement. The weighted average interest rate on borrowings under the 2022 Credit Agreement at March 31, 2022 was 3.23%. In order to make any future borrowings under the 2022 Credit Agreement, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

As of the date of this report, we were in compliance with all covenants under the 2022 Credit Agreement. We expect to remain in compliance with all covenants under the 2022 Credit Agreement during the twelve month period following the date of this report based on our current operational and financial projections. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

Note 6 Shareholders’ Equity

Common shares

On July 19, 2021, we issued 147,974 shares, valued at approximately $12.9 million, in connection with the purchase of certain development stage technologies in the energy transition space. Of the shares issued, 71,280 shares are forfeitable if certain milestones are not achieved over the next two years.

Common stock warrants

On May 27, 2021, the Board declared a distribution to holders of the Company’s common shares of warrants to purchase its common shares (the “Warrants”). Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3.2 million warrants on June 11, 2021 to shareholders of record as of June 4, 2021. As of March 31, 2022, 2.5 million warrants remain outstanding and 1.0 million of common shares have been issued as a result of exercises of warrants.

Each Warrant represents the right to purchase one common share at an initial exercise price of $166.66667 per Warrant, subject to certain adjustments (the “Exercise Price”). In addition, Warrants submitted for exercise may be eligible to receive an additional one-third common share due to the incentive share component. The incentive share is an extra amount of common shares that Nabors will award when the volume weighted average price of Nabors’ common shares on the day before any Warrant holder exercises its Warrants multiplied by three is at least 6% higher than the sum of the volume weighted average prices of Nabors’ common shares on each of the second, third and fourth days before any Warrant holder exercises its Warrants. Effective as of April 25, 2022, Warrant holders were no longer entitled to receive any incentive shares when exercising the Warrants. Payment for common shares on exercise of Warrants may be in (i) cash or (ii)“Designated Notes,” which the Company initially defined as (a) Nabors Delaware’s (i) 5.10% Notes due 2023, (ii) 0.75% Exchangeable Notes due 2024, (iii) 5.75% Notes due 2025 and (b) the Company’s 7.25% Notes due 2026, subject to compliance with applicable procedures with respect to the delivery of the Warrants and Designated Notes. Effective March 21, 2022, the 0.75% Exchangeable Notes due 2024 was removed from the list of Designated Notes. The Exercise Price and the number of common shares issuable upon exercise are subject to anti-dilution adjustments, including for share dividends, splits, subdivisions, spin-offs, consolidations, reclassifications, combinations, noncash distributions, cash dividends (other than regular quarterly cash dividends not exceeding a permitted threshold amount), certain pro rata shares repurchases, and similar transactions, including certain issuances of common shares (or securities exercisable or convertible into or exchangeable for common shares) at a price (or having a conversion price) that is less than 95% of the market price of the common shares. The Warrants expire on June 11, 2026, but the expiration date may be accelerated at any time by the Company upon 20-days’ prior notice. The Company has listed the Warrants on the over-the-counter market.

The common stock warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Warrants was initially measured at fair value using a Monte Carlo pricing model due to the level of market activity. As of March 31, 2022, the fair value of the Warrants was measured using their trading price to account for increased trading volume. At distribution, the fair value of the Warrants was $2.7 million. On March 31, 2022, the fair value of the Warrants was approximately $57.2 million. During the three months ended March 31, 2022, approximately $73.2 million of loss has been recognized for the increase in liability and included in Other, net in our consolidated statements of income (loss).

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

Our financial liabilities that are accounted for at fair value on a recurring basis as of March 31, 2022 consisted of our common stock warrants. During the three months ended March 31, 2022, the common stock warrants transferred from using Level 3 inputs to Level 1 measurements due to increased trading volume. As of March 31, 2022, our common stock warrants were carried at fair market value and totaled $57.2 million.

Recurring Fair Value Measurements

The fair value of the common stock warrants was initially measured at fair value using a Monte Carlo option pricing model. As of December 31, 2021, the estimated fair value of the warrants is determined using Level 3 inputs. Inherent in the option pricing simulation are assumptions related to expected stock-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its common stock warrants based on implied and historical volatility of the company’s traded common stock. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is based on the Company’s ability to initiate expiration, subject to a 20 business day notice period.

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

	March 31, 2022		December 31, 2021

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
5.50% senior notes due January 2023	$21,226	$21,536	$24,446	$24,736
5.10% senior notes due September 2023	62,338	63,685	82,703	84,044
0.75% senior exchangeable notes due January 2024	162,065	168,155	259,839	257,730
5.75% senior notes due February 2025	526,628	513,304	548,458	508,881
6.50% senior priority guaranteed notes due February 2025	—	—	50,485	50,490
9.00% senior priority guaranteed notes due February 2025	218,082	227,346	218,082	226,914
7.25% senior guaranteed notes due January 2026	557,902	557,935	559,978	522,079
7.375% senior priority guaranteed notes due May 2027	700,000	728,049	700,000	724,906
7.50% senior guaranteed notes due January 2028	389,609	379,058	389,609	346,966
2018 revolving credit facility	—	—	460,000	460,000
	$2,637,850	$2,659,069	$3,293,600	$3,206,746
Less: deferred financing costs	27,758		30,805
	$2,610,092		$3,262,795

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

In March 2011, the Court of Ouargla entered a judgment of approximately $19.8 million (at March 31, 2022 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We appealed this decision again to the Supreme Court, which again overturned the appeals court’s decision. The case was moved back to the court of appeals, which, once again, reinstated the verdict, failing to abide by the Supreme Court’s ruling. Accordingly, we are appealing once more to the Supreme Court to try to get a final ruling on the matter. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $11.8 million in excess of amounts accrued.

Following a routine audit conducted in May and June of 2018 by the Atyrau Oblast Ecology Department (the “AOED”), our joint venture in Kazakhstan, KMG Nabors Drilling Company (“KNDC”), was administratively fined for not having emissions permits for KNDC owned or leased equipment, due to a change in interpretation by the AOED that the owner/lessor of the equipment that emits the pollutants must have its own permits.  Administrative fines of $0.8 million were paid by KNDC for such violations. AOED also assessed additional “environmental damages” in the amount of $3.4 million for the period. KNDC appealed and, ultimately, the Supreme Court ruled in KNDC’s favor on July 21, 2021, terminating the administrative case for lack of evidence. KNDC was reimbursed by the AOED for the environmental damages on December 27, 2021. With the potential for additional damages for later year audits, KNDC and the operator have executed an agreement formalizing the operator’s obligation to reimburse KNDC for many of the financial expenses related to this case as well as penalties and expenses related to future audit periods.  Since 2019, KNDC holds its own permits. Another audit by AOED was performed for the second half of 2018, but KNDC continues to appeal this decision in the same manner as the prior audit.  Meanwhile, KNDC received notice from government officials that certain of our employees may be held personally responsible, but considering the numerous court proceedings, the governmental officials temporarily suspended any criminal investigations. On December 10, 2021, the regional court in Atyrau Region upheld KNDC’s position and ruled in our favor. AOED still holds a right to appeal this decision to the Supreme Court until June 30, 2022, but it has canceled previously-issued audit decision that was the basis of the administrative proceeding.  AOED also has an appeal pending for review of the environmental damages and has until the end of May 2022 to provide additional information to the court.  AOED also carried out a planned audit for the period January 2019-February 2022 which had no material findings. We continue to be engaged and are monitoring the situation.

Off-Balance Sheet Arrangements (Including Guarantees)

We are a party to some transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements include the A/R Facility (see Note 4—Accounts Receivable Purchase and Sales Agreements) and certain agreements and obligations under which we provide financial or performance assurance to third parties. Certain of these financial or performance assurances serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. In addition, we have provided indemnifications, which serve as guarantees, to some third parties. These guarantees include indemnification provided by Nabors to our share transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2022	2023	2024	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$35,156	13,065	8,488	35,967	$92,676

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended
	March 31,
	2022	2021

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(174,668)	$(128,329)
Less: net (income) loss attributable to noncontrolling interest	(9,828)	(8,776)
Less: preferred stock dividends	—	(3,653)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(2,545)	(2,402)
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(187,041)	$(143,160)
Income (loss) from discontinued operations, net of tax	$—	$19

Weighted-average number of shares outstanding - basic	8,311	7,102
Earnings (losses) per share:
Basic from continuing operations	$(22.51)	$(20.16)
Basic from discontinued operations	—	—
Total Basic	$(22.51)	$(20.16)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - diluted	$(187,041)	$(143,160)
Income (loss) from discontinued operations, net of tax	$—	$19

Weighted-average number of shares outstanding - diluted	8,311	7,102
Earnings (losses) per share:
Diluted from continuing operations	$(22.51)	$(20.16)
Diluted from discontinued operations	—	—
Total Diluted	$(22.51)	$(20.16)

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

	Three Months Ended
	March 31,
	2022	2021
Potentially dilutive securities excluded as anti-dilutive	13,194	72

Additionally, through the first quarter of 2021, we excluded 0.79 million common shares from the computation of diluted shares issuable upon the conversion of mandatory convertible preferred shares, because their effect would be anti-dilutive under the if-converted method. For the three months ended March 31, 2022, we excluded 3.4 million shares from the computation of diluted shares related to the warrants issued because their effect would be anti-dilutive under the if-converted method.

Note 10 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	March 31,	December 31,
	2022	2021

	(In thousands)
Accrued compensation	$52,181	$51,993
Deferred revenue and proceeds on insurance and asset sales	44,970	59,816
Other taxes payable	26,783	34,333
Workers’ compensation liabilities	6,588	6,588
Interest payable	55,779	71,814
Litigation reserves	16,270	14,939
Other accrued liabilities	7,339	7,688
	$209,910	$247,171

Investment income (loss) includes the following:

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Interest and dividend income	$397	$1,293
Gains (losses) on marketable securities	(234)	(30)
	$163	$1,263

Other, net included the following:

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$76	$8,522
Warrant valuation	73,202	—
Litigation expenses and reserves	3,112	1,494
Foreign currency transaction losses (gains)	4,214	2,379
(Gain) loss on debt buyback	36	(8,062)
Other losses (gains)	(239)	3,013
	$80,401	$7,346

The changes in accumulated other comprehensive income (loss), by component, included the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2021	$2	$(3,616)	$(7,510)	$(11,124)
Other comprehensive income (loss) before reclassifications	—	(1,900)	2,228	328
Amounts reclassified from accumulated other comprehensive income (loss)	—	40	—	40
Net other comprehensive income (loss)	—	(1,860)	2,228	368
As of March 31, 2021	$2	$(5,476)	$(5,282)	$(10,756)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2022	$2	$(5,356)	$(5,280)	$(10,634)
Other comprehensive income (loss) before reclassifications	—	1,428	(132)	1,296
Amounts reclassified from accumulated other comprehensive income (loss)	—	40	—	40
Net other comprehensive income (loss)	—	1,468	(132)	1,336
As of March 31, 2022	$2	$(3,888)	$(5,412)	$(9,298)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
General and administrative expenses	$52	$52
Total income (loss) from continuing operations before income tax	(52)	(52)
Tax expense (benefit)	(12)	(12)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(40)	$(40)

Note 11 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Operating revenues:
U.S. Drilling	$217,583	$142,299
Canada Drilling	—	20,989
International Drilling	279,030	246,838
Drilling Solutions	54,182	35,706
Rig Technologies	36,736	25,748
Other reconciling items (1)	(18,992)	(11,069)
Total	$568,539	$460,511

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$(5,851)	$(23,336)
Canada Drilling	(19)	3,907
International Drilling	(6,327)	(18,632)
Drilling Solutions	14,709	4,710
Rig Technologies	(2,751)	(2,569)
Total segment adjusted operating income (loss)	$(239)	$(35,920)

	Three Months Ended
	March 31,
	2022	2021

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss):
Net income (loss)	$(174,668)	$(128,310)
Income (loss) from discontinued operations, net of tax	—	(19)
Income (loss) from continuing operations, net of tax	(174,668)	(128,329)
Income tax expense (benefit)	13,671	9,725
Income (loss) from continuing operations before income taxes	(160,997)	$(118,604)
Investment (income) loss	(163)	(1,263)
Interest expense	46,910	42,975
Other, net	80,401	7,346
Other reconciling items (3)	33,610	33,626
Total segment adjusted operating income (loss) (2)	$(239)	$(35,920)

	March 31,	December 31,
	2022	2021

	(In thousands)
Total assets:
U.S. Drilling	$1,540,980	$1,606,683
Canada Drilling	529	1,392
International Drilling	2,343,972	2,380,703
Drilling Solutions	66,696	65,899
Rig Technologies	184,372	190,489
Other reconciling items (3)	720,617	1,280,198
Total	$4,857,166	$5,525,364
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment.

(2)	Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), impairments and other charges and other, net. Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation from net income (loss) is provided in the above table.

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	March 31, 2022
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$172,797	$—	$—	$34,060	$22,688	$—	$229,545
U.S. Offshore Gulf of Mexico	30,440	—	—	3,236	—	—	33,676
Alaska	14,346	—	—	276	—	—	14,622
Canada	—	—	—	436	979	—	1,415
Middle East & Asia	—	—	190,696	10,026	10,800	—	211,522
Latin America	—	—	68,895	5,929	—	—	74,824
Europe, Africa & CIS	—	—	19,439	219	2,269	—	21,927
Eliminations & other	—	—	—	—	—	(18,992)	(18,992)
Total	$217,583	$—	$279,030	$54,182	$36,736	$(18,992)	$568,539

	Three Months Ended
	March 31, 2021
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$109,534	$—	$—	$18,448	$12,539	$—	$140,521
U.S. Offshore Gulf of Mexico	27,193	—	—	2,736	—	—	29,929
Alaska	5,572	—	—	136	—	—	5,708
Canada	—	20,989	—	454	900	—	22,343
Middle East & Asia	—	—	168,187	8,991	9,078	—	186,256
Latin America	—	—	55,908	4,567	12	—	60,487
Europe, Africa & CIS	—	—	22,743	374	3,219	—	26,336
Eliminations & other	—	—	—	—	—	(11,069)	(11,069)
Total	$142,299	$20,989	$246,838	$35,706	$25,748	$(11,069)	$460,511

Contract balances

We perform our obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. We recognize a contract asset or liability when we transfer goods or services to a customer and bill an amount which differs from the revenue allocated to the related performance obligations.

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on our condensed consolidated balance sheet. In general, we receive payments from customers based on dayrates as stipulated in our contracts (e.g., operating rate, standby rate). The invoices billed to the customer are based on the varying rates applicable to the operating status on each rig. Accounts receivable are recorded when the right to consideration becomes unconditional.

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In millions)
As of December 31, 2021	$350.0	$24.9	$1.9	$42.9	$29.3
As of March 31, 2022	$385.6	$27.5	$1.9	$34.4	$27.8

Approximately 37% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2022, of which 10% was recognized during the three months ended March 31, 2022, and 28% is expected to be recognized during 2023. The remaining 35% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2024 or thereafter.

Additionally, 88% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2022, of which 46% was recognized during the three months ended March 31, 2022, and 12% is expected to be recognized during 2023. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

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

You should consider the following key factors when evaluating these forward-looking statements:

●	actual and potential political or economic instability, civil disturbance, war or acts of terrorism involving any of the countries in which we do business;

●	the novel coronavirus (“COVID-19”) pandemic and its impact on our operations as well as oil and gas markets and prices;

●	fluctuations and volatility in worldwide prices of and demand for oil and natural gas;

●	fluctuations in levels of oil and natural gas exploration and development activities;

●	fluctuations in the demand for our services;

●	competitive and technological changes and other developments in the oil and gas and oilfield services industries;

●	our ability to renew customer contracts in order to maintain competitiveness;

●	the existence of operating risks inherent in the oil and gas and oilfield services industries;

●	the possibility of the loss of one or a number of our large customers;

●	the impact of long-term indebtedness and other financial commitments on our financial and operating flexibility;

●	our access to and the cost of capital, including the impact of a further downgrade in our credit rating, covenant restrictions, availability under our secured revolving credit facility, and future issuances of debt or equity securities;

●	our dependence on our operating subsidiaries and investments to meet our financial obligations;

●	our ability to retain skilled employees;

●	our ability to complete, and realize the expected benefits of, strategic transactions;

●	changes in tax laws and the possibility of changes in other laws and regulations;

●	the possibility of changes to U.S. trade policies and regulations including the imposition of trade embargoes or sanctions; and

●	general economic conditions, including the capital and credit markets.

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

The above description of risks and uncertainties is by no means all-inclusive but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors that may affect us or our industry, please refer to Item 1A. — Risk Factors in our 2021 Annual Report.

Management Overview

This section is intended to help you understand our results of operations and our financial condition. This information is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto.

We are a leading provider of advanced technology for the energy industry. With operations in over 15 countries, Nabors has established a global network of people, technology and equipment to deploy solutions that deliver safe, efficient and sustainable energy production. By leveraging its core competencies, particularly in drilling, engineering, automation, data science and manufacturing, Nabors aims to innovate the future of energy and enable the transition to a lower carbon world.

Outlook

The demand for our services and products is a function of the level of spending by oil and gas companies for exploration, development and production activities. The level of exploration, development and production activities is to a large extent tied to the prices of oil and natural gas, which can fluctuate significantly, are highly volatile and tend to be highly sensitive to supply and demand cycles. Additionally, some oil and gas companies may intentionally limit their capital spending to a percentage of their operating cash flows which may differ from how they have historically made capital allocation decisions.

During 2020, the oil markets experienced unprecedented volatility. The COVID-19 outbreak, and its development into a pandemic, along with policies and actions taken by governments and behaviors of companies and customers around the world, had a significant negative impact on demand for oil and gas and by extension our services, which negatively impacted our operating results and cash flow throughout 2020 and into 2021. The Lower-48 drilling rig market began to stabilize during the second half of 2020 and continued to improve at a measured rate throughout 2021. We expect continued measured but steady increases in activity throughout the remainder of 2022 for the Lower-48 market. Our International markets also experienced factors and conditions that led to similar reductions in activity throughout 2020, but the impact varied considerably from country to country. Since 2020, we have seen a substantial resumption of activity to near pre-COVID-19 levels. As government-imposed restrictions continue to ease, we expect our international activity to generally increase through the remainder of the year.

More recently, several global commodity markets, including oil and gas, have been impacted by the effects of the war in Ukraine. These consequences include severe economic sanctions against the Russian government as well as certain Russian businesses and individuals, in addition to a reorientation of the global sources of oil and gas supply and a significant increase in the related commodity prices. While higher commodity prices have historically led to an increase in oilfield activity, the ultimate outcome of these events and the impact on our business remains uncertain.

Recent Developments

2022 Credit Agreement

On January 21, 2022, we entered into a revolving credit agreement between Nabors Delaware, the guarantors from time to time party thereto, the issuing banks (the “Issuing Banks”) and other lenders party thereto (the “Lenders”) and Citibank, N.A., as administrative agent (the “2022 Credit Agreement”). The 2022 Credit Agreement replaced the 2018 Revolving Credit Facility. Under the 2022 Credit Agreement, the Lenders have committed to provide up to an aggregate principal amount at any time outstanding not in excess of $350.0 million (with an accordion feature for an additional $100.0 million) to Nabors Delaware under a secured revolving credit facility, including sub-facilities provided by certain of the Lenders for letters of credit in an aggregate principal amount at any time outstanding not in excess of $100.0 million. The facility matures on the earlier of (a) January 21, 2026 and (b) (i) to the extent any principal amount of

Nabors Delaware’s existing 5.1% senior notes due 2023, 5.5% senior notes due 2023 and 5.75% senior notes due 2025 remains outstanding on the date that is 90 days prior to the applicable maturity date for such indebtedness, then such 90th day or (ii) to the extent 50% or more of the outstanding (as of the closing date) aggregate principal amount of the 0.75% senior exchangeable notes due 2024 remains outstanding and not refinanced or defeased on the date that is 90 days prior to the maturity date for such indebtedness, then such 90th day.

Financial Results

Comparison of the three months ended March 31, 2022 and 2021

Operating revenues for the three months ended March 31, 2022 totaled $568.5 million, representing an increase of $108.0 million, or 23%, compared to the three months ended March 31, 2021. All of our operating segments, with the exception of Canada Drilling due to its sale, experienced an increase in operating revenues over this period. For a more detailed description of operating results see Segment Results of Operations below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $184.5 million ($22.51 per diluted share) for the three months ended March 31, 2022 compared to a net loss from continuing operations attributable to Nabors common shareholders of $140.8 million ($20.16 per diluted share) for the three months ended March 31, 2021, or a $43.7 million increase in the net loss. The majority of the increase in net loss is attributable to $73.2 million in mark-to-market losses from the common stock warrants that were outstanding during the first quarter of 2022. These losses were partially offset by improved market conditions in all our segments from the prior year, together with lower depreciation.

General and administrative expenses for the three months ended March 31, 2022 totaled $53.6 million, representing a decrease of $1.0 million, or 2%, compared to the three months ended March 31, 2021.

Research and engineering expenses for the three months ended March 31, 2022 totaled $11.7 million, representing an increase of $4.1 million, or 56%, compared to the three months ended March 31, 2021. This is primarily reflective of an increase in research and development activities, along with the higher general operating activity levels, as market conditions have improved.

Depreciation and amortization expense for the three months ended March 31, 2022 was $164.4 million, representing a decrease of $12.9 million, or 7%, compared to the three months ended March 31, 2021. The decrease is attributable to the combination of a reduction in depreciation as a result of the many assets that have recently reached the end of their useful lives and limited capital expenditures over recent years. The decrease is also due to the sale of Canada Drilling assets in July 2021.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	March 31,
	2022	2021	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$217,583	$142,299	$75,284	53%
Adjusted operating income (loss) (1)	$(5,851)	$(23,336)	$17,485	75%
Average rigs working (2)	90.3	60.5	29.8	49%

Canada Drilling
Operating revenues	$—	$20,989	$(20,989)	(100)%
Adjusted operating income (loss) (1)	$(19)	$3,907	$(3,926)	(100)%
Average rigs working (2)	—	13.7	(13.7)	(100)%

International Drilling
Operating revenues	$279,030	$246,838	$32,192	13%
Adjusted operating income (loss) (1)	$(6,327)	$(18,632)	$12,305	66%
Average rigs working (2)	72.0	64.8	7.2	11%

Drilling Solutions
Operating revenues	$54,182	$35,706	$18,476	52%
Adjusted operating income (loss) (1)	$14,709	$4,710	$9,999	212%

Rig Technologies
Operating revenues	$36,736	$25,748	$10,988	43%
Adjusted operating income (loss) (1)	$(2,751)	$(2,569)	$(182)	(7)%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 11—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment increased by $75.3 million or 53% during the three months ended March 31, 2022 compared to the corresponding period in 2021. This increase was due to a 49% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our drilling services have rebounded and increased since the prior year.

Canada Drilling

Operating revenues decreased during the three months ended March 31, 2022 compared to the corresponding prior year period due to the sale of the Canada Drilling assets in July 2021.

International Drilling

Operating revenues for our International Drilling segment increased by $32.2 million or 13% compared to the corresponding prior year period. This increase was due to an 11% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our drilling services have rebounded and increased since the prior year.

Drilling Solutions

Operating revenues for this segment increased by $18.5 million or 52% during the three months ended March 31, 2022 compared to the corresponding period in 2021 as market conditions and demand for our services have rebounded and drilling activity has increased since the prior year.

Rig Technologies

Operating revenues for our Rig Technologies segment increased by $11.0 million or 43% during the three months ended March 31, 2022 compared to the corresponding period as market conditions and demand for our services have improved slightly since the prior year.

Other Financial Information

Interest expense

Interest expense for the three months ended March 31, 2022 was $46.9 million, representing an increase of $3.9 million, or 9%, compared to the three months ended March 31, 2021. The increase was primarily due to the issuance of $700 million in 7.375% senior priority guaranteed notes due May 2027 in November 2021, partially offset by a reduction to our overall debt levels, outstanding notes and credit facilities.

Other, net

Other, net for the three months ended March 31, 2022 was $80.4 million of loss. Approximately $73.2 million of this amount related to mark-to-market losses from the common stock warrants. In addition, there were $4.2 million in foreign currency loss and an increase of $3.1 million in litigation reserves.

Other, net for the three months ended March 31, 2021 was $7.3 million of loss, which included a net gain on debt buybacks of $8.1 million. This was offset by net losses on sales and disposals of assets of approximately $8.5 million, foreign currency loss of $2.4 million and an increase in litigation reserves of $1.5 million.

Income taxes

Our worldwide tax expense for the three months ended March 31, 2022 was $13.7 million compared to $9.7 million for the three months ended March 31, 2021. The increase in tax expense was primarily attributable to the improvement in income before income taxes, excluding the mark-to-market losses related to the common stock warrants, and the geographic mix of our pre-tax earnings (losses).

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and cash generated from operations. As of March 31, 2022, we had cash and short-term investments of $394.0 million and working capital of $430.6 million. As of December 31, 2021, we had cash and short-term investments of $991.5 million and working capital of $1.0 billion.

At March 31, 2022, we had no borrowings outstanding under the 2022 Credit Agreement, which has a total borrowing capacity of $350.0 million.

The 2022 Credit Agreement requires us to maintain an interest coverage ratio (EBITDA/interest expense), which increases on a quarterly basis, and a minimum guarantor value, requiring the guarantors (other than the Company) and their subsidiaries to own at least 90% of the consolidated property, plant and equipment of the Company. Additionally, the Company is subject to certain covenants, which are subject to certain exceptions and include, among others, (i) a covenant restricting our ability to incur liens (subject to the additional liens basket of up to $150.0 million), (ii) a covenant restricting its ability to pay dividends or make other distributions with respect to its capital stock and to repurchase certain indebtedness and (iii) a covenant restricting the ability of the Company’s subsidiaries to incur debt

(subject to the grower basket of up to $100.0 million). As of March 31, 2022, we were in compliance with both the interest coverage ratio and the minimum guarantor value requirements under the 2022 Credit Agreement. We also had $62.6 million of letters of credit outstanding under the 2022 Credit Agreement.

As of the date of this report, we were in compliance with all covenants under the 2022 Credit Agreement. If we fail to perform our obligations under the covenants, the revolving credit commitments under the 2022 Credit Agreement could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. If necessary, we have the ability to manage our covenant compliance by taking certain actions including reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. We expect to remain in compliance with all covenants under the 2022 Credit Agreement during the twelve month period following the date of this report based on our current operational and financial projections. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

Our ability to access capital markets or to otherwise obtain sufficient financing may be affected by our senior unsecured debt ratings as provided by the major credit rating agencies in the United States and our historical ability to access these markets as needed. While there can be no assurances that we will be able to access these markets in the future, we believe that we will be able to access capital markets or otherwise obtain financing in order to satisfy any payment obligation that might arise upon maturity, exchange or purchase of our notes and our debt facilities, loss of availability of our revolving credit facilities and our A/R Facility (see—Accounts Receivable Purchase and Sales Agreements, below), and that any cash payment due, in addition to our other cash obligations, would not ultimately have a material adverse impact on our liquidity or financial position. The major U.S. credit rating agencies have previously downgraded our senior unsecured debt rating to non-investment grade. These and any further ratings downgrades could adversely impact our ability to access debt markets in the future, increase the cost of future debt, and potentially require us to post letters of credit for certain obligations

We had 18 letter-of-credit facilities with various banks as of March 31, 2022. Availability under these facilities as of March 31, 2022 was as follows:

March 31,
2022
(In thousands)
Credit available	$620,552
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	77,064
Remaining availability	$543,488

Accounts Receivable Purchase and Sales Agreements

On September 13, 2019, we entered into an accounts receivables sales agreement (the “A/R Sales Agreement”) and an accounts receivables purchase agreement (the “A/R Purchase Agreement” and, together with the A/R Sales Agreement, the “A/R Facility”), whereby the originators sold or contributed, and will on an ongoing basis continue to sell or contribute, certain of their domestic trade accounts receivables to a wholly-owned, bankruptcy-remote special purpose entity (“SPE”). The SPE in turn, sells, transfers, conveys and assigns to third-party Purchasers, all the rights, title and interest in and to its pool of eligible receivables.

On July 13, 2021, we entered into the First Amendment to the A/R Purchase Agreement which extends the term of the A/R Facility by two years, to August 13, 2023. However, the expiration of the agreement could be accelerated to July 19, 2022, if any of the 5.5% Senior Notes due 2023 of Nabors Delaware remain outstanding as of such date. The amendment also reduced the commitments of the third-party Purchasers from $250 million to $150 million, with the possibility of being increased up to $200 million.

The amount available for purchase under the A/R Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the third-party Purchasers under the A/R Facility is approximately $150.0 million and the amount of receivables purchased by the third-party Purchasers as of March 31, 2022 was $136.0 million.

The originators, Nabors Delaware, the SPE, and the Company provide representations, warranties, covenants and indemnities under the A/R Facility and the Indemnification Guarantee. See further details at Note 4—Accounts Receivable Purchase and Sales Agreements.

Future Cash Requirements

Our current cash and investments, projected cash flows from operations, proceeds from equity or debt issuances and the facilities under our 2022 Credit Agreement are expected to adequately finance our purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for at least the next 12 months. However, we can make no assurances that our current operational and financial projections will prove to be correct. A sustained period of highly depressed oil and natural gas prices could have a significant effect on our customers’ capital expenditure spending and therefore our operations, cash flows and liquidity.

Purchase commitments outstanding at March 31, 2022 totaled approximately $251.8 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included below under “Off-Balance Sheet Arrangements (Including Guarantees).”

There have been no material changes to the contractual cash obligations that were included in our 2021 Annual Report.

On August 25, 2015, our Board authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400.0 million of our common shares by various means, including in the open market or in privately negotiated transactions. Authorization for the program, which was renewed in February 2019, does not have an expiration date and does not obligate us to repurchase any of our common shares. Since establishing the program, we have repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of March 31, 2022, the remaining amount authorized under the program that may be used to purchase shares was $278.9 million. As of March 31, 2022, our subsidiaries held 1.1 million of our common shares.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the three months ended March 31, 2022 and 2021 below.

Operating Activities. Net cash provided by operating activities totaled $41.4 million during the three months ended March 31, 2022, compared to net cash provided of $79.5 million during the corresponding 2021 period. Operating cash flows are our primary source of capital and liquidity.  Cash from operating results (before working capital changes) was $68.6 million for the three months ended March 31, 2022, an increase of $16.5 million when compared to $52.1 million in the corresponding 2021 period. This was due to the increase in activity across most of our business for the three month period ended March 31, 2022 compared to the three month period ended March 31, 2021. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are also significant factors affecting operating cash flows and can be highly volatile in periods of increasing or decreasing activity levels. Changes in working capital items used $27.3 million in cash flows during the three months ended March 31, 2022, a $54.7 million unfavorable change as compared to the $27.4 million in cash flows provided from working capital in the corresponding 2021 period.  This is reflective of the increased working capital requirements that are a result of activity level increases.

Investing Activities. Net cash used for investing activities totaled $82.1 million during the three months ended March 31, 2022 compared to net cash used of $19.1 million during the corresponding 2021 period. Our primary use of cash for investing activities is capital expenditures for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the three months ended March 31, 2022 and 2021, we used cash for capital expenditures totaling $84.3 million and $40.9 million, respectively.

We received $3.7 million in proceeds from sales of assets and insurance claims during the three months ended March 31, 2022 compared to $10.8 million for the corresponding 2021 period. We also received $10.9 million in sales and maturities of investments for the three months ended March 31, 2021.

Financing Activities. Net cash used for financing activities totaled $555.3 million during the three months ended March 31, 2022. During the three months ended March 31, 2022, we repaid $460.0 million in net amounts under our revolving credit facility and $86.1 million of long-term debt.

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

Summarized combined Balance Sheet and Income Statement information for the Obligated Group follows (in thousands):

	March 31,	December 31,
Summarized Combined Balance Sheet Information	2022	2021

Assets
Current Assets	$1,257	$462,872
Non-Current Assets	439,714	431,651
Noncurrent assets - affiliates	5,937,401	6,149,188
Total Assets	6,378,372	7,043,711

Liabilities and Stockholders' Equity
Current liabilities	58,378	75,112
Noncurrent liabilities	2,758,053	3,367,502
Noncurrent liabilities - affiliates	—	4,471
Total Liabilities	2,816,431	3,447,085
Stockholders' Equity	3,561,941	3,596,626
Total Liabilities and Stockholders' Equity	6,378,372	7,043,711

	Three Months Ended March 31,	Year Ended December 31,
Summarized Combined Income Statement Information	2022	2021
Total revenues, earnings (loss) from consolidated affiliates and other income	$(55,129)	$(277,147)
Income from continuing operations, net of tax	(173,604)	(441,310)
Dividends on preferred stock	—	(3,653)
Net income (loss) attributable to Nabors common shareholders	(173,604)	(444,963)

Other Matters

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies.

Off-Balance Sheet Arrangements (Including Guarantees)

We are a party to transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements include the A/R Facility (see —Accounts Receivable Purchase and Sales Agreements, above) and certain agreements and obligations under which we provide financial or performance assurance to third parties. Certain of these financial or performance assurances serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. In addition, we have provided indemnifications, which serve as guarantees, to some third parties. These guarantees include indemnification provided by us to our share transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees. Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote.

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2022	2023	2024	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$35,156	13,065	8,488	35,967	$92,676

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2021 Annual Report. Other than changes in the fair value of our warrants due to changes in trading values as discussed in “Note 6 Shareholders’ Equity” to our Condensed Consolidated Financial Statements , there were no material changes in our exposure to market risk during the three months ended March 31, 2022 from those disclosed in our 2021 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 — Commitments and Contingencies — Litigation for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of our 2021 Annual Report on Form 10-K, which in addition to the information set forth elsewhere in this report and the 2021 Annual Report, should be carefully considered when evaluating us. These risks are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business.

Our business may be affected by changes in applicable sanctions or export controls laws and regulations, including those targeting Russia.

Our international operations expose us to compliance obligations and risks under applicable economic sanctions, export controls and trade embargoes, such as those imposed, administered and enforced by the United States and the United Kingdom and other relevant sanctions authorities (collectively, “Sanctions”). In response to ongoing military hostilities between Russia and Ukraine, the United States, the United Kingdom, the European Union, and other jurisdictions imposed new and additional economic sanctions, export controls and other trade restrictions (“collectively, “Sanctions Measures”) targeting Russia, Belarus and certain regions of Ukraine, including Sanctions Measures that impose: (i) restrictions on engaging in specified activities or transactions, or any and all activities and transactions, with, involving or for the benefit of certain designated Russian and Belarusian entities or individuals (collectively, “Sanctions Targets”); (ii) a specific prohibition on new investment in the Russian energy sector, broadly defined to include the procurement, exploration, extraction, drilling, mining, harvesting, production, refinement, liquefaction, gasification, regasification, conversion, enrichment, fabrication or transport of petroleum, natural gas, liquified natural gas, natural gas liquids, or petroleum products or other products capable of producing energy; and (iii) a broad prohibition on new investment in Russia.

Pursuant to applicable Sanctions, we may be obliged to limit our business activities, may incur costs in order to implement and maintain compliance programs, and may be subject to investigations, enforcement actions or penalties relating to actual or alleged instances of noncompliance with the Sanctions Measures. It may also be necessary for us to take certain actions, including suspending or winding down our operations in Russia, in order to maintain compliance with, or satisfy obligations under, applicable Sanctions.

We are committed to compliance with all applicable Sanctions and have implemented and maintain dedicated policies and procedures that we believe to be customary and appropriate to promote and maintain our compliance with applicable Sanctions. However, we can provide no assurances that these policies and procedures will always be effective in identifying Sanctions Targets and their property interests or in preventing violations of applicable Sanctions by us or employees, agents or other persons acting on our behalf.

The full scale of the impact of the Sanctions Measures and Russia’s responses to the Sanctions Measures (such as counter-sanctions and the potential nationalization of assets in Russia) is currently unclear but such developments could adversely affect our operations and the oil and gas sector generally, which could have a material adverse effect on our business, results of operations, financial condition and cash flow. In addition, U.S. and other governments have increased their oversight and enforcement activities with respect to Sanctions laws and regulations and it is expected that the relevant agencies will continue to increase these investigative and enforcement activities. A violation of Sanctions could result in severe criminal or civil penalties and reputational harm, which could separately adversely affect our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended March 31, 2022 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
January 1 - January 31	24	$83.00	—	278,914
February 1 - February 28	8	$124.33	—	278,914
March 1 - March 31	3	$140.28	—	278,914

(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2013 Stock Plan and 2016 Stock Plan. Each of the 2016 Stock Plan, the 2013 Stock Plan, the 2003 Employee Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through March 31, 2022, we repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of March 31, 2022, we had $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of March 31, 2022, our subsidiaries held 1.1 million of our common shares.

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	May 2, 2022