Form 10-Q
period 2022-06-30
NABORS INDUSTRIES LTD
filed 2022-08-04
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

The number of common shares, par value $.05 per share, outstanding as of August 2, 2022 was 9,418,390, excluding 1,090,003 common shares held by our subsidiaries, or 10,508,393 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$412,979	$991,471
Short-term investments	4,999	17
Accounts receivable, net of allowance of $91,100 and $67,292, respectively	278,112	287,572
Inventory, net	120,614	126,448
Other current assets	106,676	96,301
Total current assets	923,380	1,501,809
Property, plant and equipment, net	3,186,849	3,348,498
Restricted cash held in trust	281,938	281,523
Deferred income taxes	260,448	258,631
Other long-term assets	148,368	134,903
Total assets (1)	$4,800,983	$5,525,364
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$271,117	$253,748
Accrued liabilities	232,803	247,171
Income taxes payable	14,939	18,887
Current lease liabilities	5,199	5,422
Total current liabilities	524,058	525,228
Long-term debt	2,601,510	3,262,795
Other long-term liabilities	391,808	340,347
Deferred income taxes	2,402	2,773
Total liabilities (1)	3,519,778	4,131,143
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest in subsidiary	680,403	675,283

Shareholders’ equity:
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 10,509 and 9,295, respectively	525	466
Capital in excess of par value	3,528,440	3,454,563
Accumulated other comprehensive income (loss)	(9,956)	(10,634)
Retained earnings (accumulated deficit)	(1,750,058)	(1,537,988)
Less: treasury shares, at cost, 1,090 and 1,090 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	453,200	590,656
Noncontrolling interest	147,602	128,282
Total equity	600,802	718,938
Total liabilities and equity	$4,800,983	$5,525,364
(1)	The condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021 include assets and liabilities of variable interest entities. See Note 3—Joint Ventures for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$630,943	$489,333	$1,199,482	$949,844
Investment income (loss)	822	(62)	985	1,201
Total revenues and other income	631,765	489,271	1,200,467	951,045

Costs and other deductions:
Direct costs	403,797	312,466	776,509	603,120
General and administrative expenses	58,167	51,580	111,806	106,240
Research and engineering	10,941	7,965	22,619	15,432
Depreciation and amortization	162,015	174,775	326,374	352,051
Interest expense	42,899	41,714	89,809	84,689
Other, net	14,528	66,455	94,929	73,801
Total costs and other deductions	692,347	654,955	1,422,046	1,235,333
Income (loss) from continuing operations before income taxes	(60,582)	(165,684)	(221,579)	(284,288)
Income tax expense (benefit):
Current	9,298	27,195	19,248	38,098
Deferred	55	(2,476)	3,776	(3,654)
Total income tax expense (benefit)	9,353	24,719	23,024	34,444
Income (loss) from continuing operations, net of tax	(69,935)	(190,403)	(244,603)	(318,732)
Income (loss) from discontinued operations, net of tax	—	8	—	27
Net income (loss)	(69,935)	(190,395)	(244,603)	(318,705)
Less: Net (income) loss attributable to noncontrolling interest	(12,982)	(5,614)	(22,810)	(14,390)
Net income (loss) attributable to Nabors	(82,917)	(196,009)	(267,413)	(333,095)
Less: Preferred stock dividend	—	—	—	(3,653)
Net income (loss) attributable to Nabors common shareholders	$(82,917)	$(196,009)	$(267,413)	$(336,748)

Amounts attributable to Nabors common shareholders:
Net income (loss) from continuing operations	$(82,917)	$(196,017)	$(267,413)	$(336,775)
Net income (loss) from discontinued operations	—	8	—	27
Net income (loss) attributable to Nabors common shareholders	$(82,917)	$(196,009)	$(267,413)	$(336,748)

Earnings (losses) per share:
Basic from continuing operations	$(9.41)	$(26.59)	$(31.34)	$(46.90)
Basic from discontinued operations	—	—	—	—
Total Basic	$(9.41)	$(26.59)	$(31.34)	$(46.90)
Diluted from continuing operations	$(9.41)	$(26.59)	$(31.34)	$(46.90)
Diluted from discontinued operations	—	—	—	—
Total Diluted	$(9.41)	$(26.59)	$(31.34)	$(46.90)
Weighted-average number of common shares outstanding:
Basic	9,081	7,460	8,696	7,281
Diluted	9,081	7,460	8,696	7,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Net income (loss) attributable to Nabors	$(82,917)	$(196,009)	$(267,413)	$(333,095)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(698)	2,092	(830)	4,320
Pension liability amortization and adjustment	52	52	1,532	(1,796)
Other comprehensive income (loss), before tax	(646)	2,144	702	2,524
Income tax expense (benefit) related to items of other comprehensive income (loss)	12	12	24	24
Other comprehensive income (loss), net of tax	(658)	2,132	678	2,500
Comprehensive income (loss) attributable to Nabors	(83,575)	(193,877)	(266,735)	(330,595)
Comprehensive income (loss) attributable to noncontrolling interest	12,982	5,614	22,810	14,390
Comprehensive income (loss)	$(70,593)	$(188,263)	$(243,925)	$(316,205)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(244,603)	$(318,705)
Adjustments to net income (loss):
Depreciation and amortization	326,374	352,052
Deferred income tax expense (benefit)	3,775	(3,649)
Impairments and other charges	—	58,710
Amortization of debt discount and deferred financing costs	6,029	10,592
Losses (gains) on debt buyback	(372)	(8,185)
Losses (gains) on long-lived assets, net	(3,522)	17,488
Losses (gains) on investments, net	518	(775)
Provision (recovery) of bad debt	—	240
Share-based compensation	7,829	10,741
Foreign currency transaction losses (gains), net	(3,178)	2,499
Mark-to-market loss on warrants	93,766	—
Noncontrolling interest	(22,810)	(14,390)
Other	150	684
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,650)	45,385
Inventory	5,734	12,685
Other current assets	(10,445)	(6,624)
Other long-term assets	(819)	(3,643)
Trade accounts payable and accrued liabilities	(5,130)	28,324
Income taxes payable	(4,095)	8,697
Other long-term liabilities	16,599	21,077
Net cash provided by (used for) operating activities	162,150	213,203
Cash flows from investing activities:
Purchases of investments	(18,741)	(28)
Sales and maturities of investments	17	11,369
Capital expenditures	(160,890)	(117,785)
Proceeds from sales of assets	16,431	21,525
Other	22	—
Net cash (used for) provided by investing activities	(163,161)	(84,919)
Cash flows from financing activities:
Reduction in long-term debt	(109,965)	(21,800)
Debt issuance costs	(3,858)	(2,421)
Proceeds from revolving credit facilities	130,000	110,000
Reduction in revolving credit facilities	(590,000)	(225,000)
Proceeds from issuance of common shares, net of issuance costs	3,767	—
Repurchase of common and preferred shares	(4,523)	—
Dividends to common and preferred shareholders	(65)	(7,315)
Distributions to noncontrolling interest	(3,489)	(50,867)
Other	(445)	(1,990)
Net cash (used for) provided by financing activities	(578,578)	(199,393)
Effect of exchange rate changes on cash and cash equivalents	1,431	(1,349)
Net increase (decrease) in cash and cash equivalents and restricted cash	(578,158)	(72,458)
Cash and cash equivalents and restricted cash, beginning of period	1,273,510	475,280
Cash and cash equivalents and restricted cash, end of period	$695,352	$402,822

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	991,471	472,246
Restricted cash, beginning of period	282,039	3,034
Cash and cash equivalents and restricted cash, beginning of period	$1,273,510	$475,280

Cash and cash equivalents, end of period	412,979	399,881
Restricted cash, end of period	282,373	2,941
Cash and cash equivalents and restricted cash, end of period	$695,352	$402,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Mandatory Convertible				Capital	Accumulated	Retained
	Preferred Shares		Common Shares		in Excess	Other	Earnings		Non-
		Par		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of March 31, 2021	4,870	$5	8,503	$417	$3,429,089	$(10,756)	$(1,089,251)	$(1,315,751)	$114,201	$1,127,954
Net income (loss)	—	—	—	—	—	—	(196,009)	—	5,614	(190,395)
Issuance of warrants on common shares	—	—	—	—	—	—	(2,719)	—	—	(2,719)
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,132	—	—	—	2,132
Share-based compensation	—	—	—	—	3,965	—	—	—	—	3,965
Conversion of preferred shares	(4,870)	(5)	668	34	(34)	—	—	—	—	(5)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(1,791)	(1,791)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(2,330)	—	—	(2,330)
Other	—	—	10	8	124	—	—	—	—	132
As of June 30, 2021	—	$—	9,181	$459	$3,433,144	$(8,624)	$(1,290,309)	$(1,315,751)	$118,024	$936,943

As of March 31, 2022	—	$—	10,475	$523	$3,519,014	$(9,298)	$(1,664,512)	$(1,315,751)	$137,114	$667,090
Net income (loss)	—	—	—	—	—	—	(82,917)	—	12,982	(69,935)
PSU distribution equivalent rights	—	—	—	—	—	—	(55)	—	—	(55)
Warrant Exercise, net of tax	—	—	27	—	5,475	—	—	—	—	5,475
Other comprehensive income (loss), net of tax	—	—	—	—	—	(658)	—	—	—	(658)
Share-based compensation	—	—	—	—	3,951	—	—	—	—	3,951
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(2,494)	(2,494)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(2,574)	—	—	(2,574)
Other	—	—	7	2	—	—	—	—	—	2
As of June 30, 2022	—	$—	10,509	$525	$3,528,440	$(9,956)	$(1,750,058)	$(1,315,751)	$147,602	$600,802

	Mandatory Convertible					Capital	Accumulated	Retained
	Preferred Shares			Common Shares		in Excess	Other	Earnings		Non-
		Par			Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value		Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of December 31, 2020	4,870		$5	8,383	$419	$3,423,935	$(11,124)	$(946,100)	$(1,315,751)	$105,424	$1,256,808
Net income (loss)	—		—	—	—	—	—	(333,095)	—	14,390	(318,705)
PSU distribution equivalent rights	—		—	—	—	—	—	(10)	—	—	(10)
Dividends to preferred shareholders ($0.75 per share)	—		—	—	—	—	—	(3,653)	—	—	(3,653)
Issuance of warrants on common shares	—		—	—	—	—	—	(2,719)	—	—	(2,719)
Other comprehensive income (loss), net of tax	—		—	—	—	—	2,500	—	—	—	2,500
Noncontrolling interest contributions (distributions)	—		—	—	—	—	—	—	—	(1,790)	(1,790)
Share-based compensation	—		—	—	—	10,740	—	—	—	—	10,740
Conversion of preferred shares	(4,870)		(5)	668	34	(34)	—	—	—	—	(5)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—		—	—	—	—	—	(4,732)	—	—	(4,732)
Other	—		—	130	6	(1,497)	—	—	—	—	(1,491)
As of June 30, 2021	—		$—	9,181	$459	$3,433,144	$(8,624)	$(1,290,309)	$(1,315,751)	$118,024	$936,943

As of December 31, 2021	—		$—	9,295	$466	$3,454,563	$(10,634)	$(1,537,988)	$(1,315,751)	$128,282	$718,938
Impact of adoption of ASU 2020-06 (Note 2)	—		—	—	—	(81,881)	—	60,701	—	—	(21,180)
As of January 1, 2022	—		—	9,295	466	3,372,682	(10,634)	(1,477,287)	(1,315,751)	128,282	697,758
Net income (loss)	—		—	—	—	—	—	(267,413)	—	22,810	(244,603)
PSU distribution equivalent rights	—		—	—	—	—	—	(64)	—	—	(64)
Warrant Exercise, net of tax	—		—	1,051	52	152,451	—	—	—	—	152,503
Other comprehensive income (loss), net of tax	—		—	—	—	—	678	—	—	—	678
Noncontrolling interest contributions (distributions)	—		—	—	—	—	—	—	—	(3,490)	(3,490)
Share-based compensation	—		—	—	—	7,830	—	—	—	—	7,830
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	—	(5,119)	—	—	(5,119)
Other	—		—	163	7	(4,523)	—	(175)	—	—	(4,691)
As of June 30, 2022	—		$—	10,509	$525	$3,528,440	$(9,956)	$(1,750,058)	$(1,315,751)	$147,602	$600,802

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

With operations in over 15 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of June 30, 2022 included:

●	301 actively marketed rigs for land-based drilling operations in the United States and various countries throughout the world; and

●	29 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

The short- and long-term implications of the military hostilities between Russia and Ukraine, which began in early 2022, are difficult to predict at this time. We continue to actively monitor this dynamic situation and will fulfill any existing obligations in full compliance with applicable international laws and sanctions. As of June 30, 2022, 1.2% of our property, plant and equipment, net was located in Russia. For the six months ending June 30, 2022, 1.6% of our operating revenues was from operations in Russia.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “Commission”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly our financial position as of June 30, 2022 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the six months ended June 30, 2022 may not be indicative of results that will be realized for the full year ending December 31, 2022.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of Nabors, as well as all majority owned and non-majority owned subsidiaries consolidated in accordance with U.S. GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

In addition to the consolidation of our majority owned subsidiaries, we also consolidate variable interest entities (“VIE”) when we are determined to be the primary beneficiary of a VIE. Determination of the primary beneficiary of a VIE is based on whether an entity has (a) the power to direct activities that most significantly impact the economic performance of the VIE and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our joint venture, SANAD, which is equally owned by Saudi Aramco and Nabors, has been consolidated. As we have the power to direct activities that most significantly impact SANAD’s economic performance, including operations, maintenance and certain sourcing and procurement, we have determined Nabors to be the primary beneficiary. See Note 3—Joint Ventures.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	June 30,	December 31,
	2022	2021

	(In thousands)
Raw materials	$113,580	$105,638
Work-in-progress	2,570	1,368
Finished goods	4,464	19,442
	$120,614	$126,448

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

Redeemable noncontrolling interest in subsidiary

The company accounts for the non-controlling interest in NETC as subject to possible redemption in accordance with FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” NETC’s common stock features certain redemption rights, which are considered to be outside the company’s control and subject to occurrence of uncertain future events. Accordingly, the $281.5 million of non-controlling interest subject to possible redemption is presented at full redemption value as temporary equity, outside of the stockholders’ equity section in the accompanying consolidated financial statements as of June 30, 2022.

Nabors will recognize any future changes in redemption value immediately as they occur – i.e., adjust the carrying amount of the instrument to its current redemption amount at each reporting period.

Recently adopted accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).  This ASU (a) simplifies an issuer’s accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separate accounting for embedded conversion features, (b) amends diluted EPS calculations for convertible instruments by requiring the use of the if-converted method and (c) simplifies the settlement assessment entities are required to perform on contracts that can potentially settle in an entity’s own equity by removing certain requirements. ASU 2020-06 was required to be adopted on January 1, 2022.  The adoption of this ASU was determined to not be material to our condensed consolidated financial statements.  Using the modified retrospective method, the adoption of this ASU resulted in a pre-tax adjustment of $27.5 million to eliminate the remaining unamortized debt discount within long-term debt on our condensed consolidated balance sheet.  Also, we recognized the cumulative effect of this change as a $60.7 million adjustment to the opening balance of retained earnings (accumulated deficit) and an $81.9 million adjustment to capital in excess of par in our condensed consolidated statement of changes in equity for the six months ended June 30, 2022.  We will revise our condensed consolidated statement of changes in equity for the three months ended March 31, 2022, in future filings to correctly reflect the cumulative effect of this change as of January 1, 2022.

Note 3 Joint Ventures

During 2016, we entered into an agreement with Saudi Aramco to form a joint venture known as SANAD to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. SANAD is equally owned by Saudi Aramco and Nabors.

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, each with a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests which accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying condensed consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. As of June 30, 2022, the amount included in redeemable noncontrolling interest was $398.9 million. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet. In 2021, SANAD settled approximately $120 million of the accrued interest from inception to December 2021, by making cash payments to each partner for their respective amounts. The assets and liabilities included in the condensed balance sheet below are (a) assets that can either be used to settle obligations of the VIE or be made available in the future to the equity owners through dividends, distributions or in exchange of the redeemable ownership interests (upon mutual agreement of the owners) or (b) liabilities for which creditors do not have recourse to other assets of Nabors.

The condensed balance sheet of SANAD, as included in our condensed consolidated balance sheet, is presented below.

	June 30,	December 31,
	2022	2021

	(In thousands)
Assets:
Cash and cash equivalents	$309,087	$293,037
Accounts receivable	76,865	88,174
Other current assets	6,886	6,662
Property, plant and equipment, net	483,092	467,587
Other long-term assets	20,084	19,010
Total assets	$896,014	$874,470
Liabilities:
Accounts payable	$51,031	$61,278
Accrued liabilities	12,418	6,021
Other liabilities	22,783	26,300
Total liabilities	$86,232	$93,599

Note 4 Accounts Receivable Purchase and Sales Agreements

The Company has entered into an accounts receivable sales agreement (the “A/R Sales Agreement”) and an accounts receivable purchase agreement (the “A/R Purchase Agreement,” and, together with the A/R Sales Agreement, the “A/R Facility”).  As part of the A/R Facility, the Company continuously sells designated pools of receivables as they are originated by it and certain U.S. subsidiaries to a separate, bankruptcy-remote, special purpose entity (“SPE”) pursuant to the A/R Sales Agreement.  Pursuant to the A/R Purchase Agreement, the SPE in turn sells, transfers, conveys and assigns to unaffiliated third party financial institutions (the “Purchasers”) all the rights, title and interest in and to its pool of eligible receivables (the “Eligible Receivables”). The sale of the Eligible Receivables qualifies for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing. During the period of this program, cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. The remaining receivables held by the SPE were pledged to secure the collectability of the sold Eligible Receivables. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection.  The amount of receivables pledged as collateral as of June 30, 2022 and December 31, 2021 is approximately $63.3 million and $44.2 million, respectively.

In July 2021, we entered into the First Amendment to the A/R Purchase Agreement (the “First Amendment”), which reduced the commitments of the third-party financial institutions (the “Purchasers”) from $250 million to $150 million and extended the term of the agreements by two years, to August 13, 2023.

In June 2022, we entered into the Third Amendment to the A/R Purchase Agreement which extended the term of the A/R Purchase Agreement to August 13, 2024 and increased the commitments of the Purchasers under the A/R Purchase Agreement from $150 million to $250 million, with the possibility of being increased up to $300 million, subject to lender approval.  The expiration of the agreement can be accelerated to November 16, 2022, if any of the 5.5% Senior Notes due 2023 remain outstanding as of such date; to June 17, 2023 if any of the 5.1% Senior Notes remain outstanding as of such date; or, to October 17, 2023 if $88.5 million or more of the outstanding aggregate principal amount of the 0.75% Senior Exchangeable Notes remain outstanding and not refinanced as of such date.

The amount available for sale to the Purchasers under the A/R Purchase Agreement fluctuates over time based on the total amount of Eligible Receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of June 30, 2022, approximately $154.0 million had been sold to and as yet uncollected by the Purchasers. As of December 31, 2021, the corresponding number was approximately $113.0 million.

Note 5 Debt

Debt consisted of the following:

	June 30,	December 31,
	2022	2021

	(In thousands)
5.50% senior notes due January 2023 (1)	$21,116	$24,446
5.10% senior notes due September 2023	53,622	82,703
0.75% senior exchangeable notes due January 2024	177,005	259,839
5.75% senior notes due February 2025	518,071	548,458
6.50% senior priority guaranteed notes due February 2025	—	50,485
9.00% senior priority guaranteed notes due February 2025	210,242	218,082
7.25% senior guaranteed notes due January 2026	557,902	559,978
7.375% senior priority guaranteed notes due May 2027	700,000	700,000
7.50% senior guaranteed notes due January 2028	389,609	389,609
2018 revolving credit facility	—	460,000
	$2,627,567	$3,293,600
Less: deferred financing costs	26,057	30,805
Long-term debt	$2,601,510	$3,262,795

(1)	The 5.50% senior notes due January 2023 were classified as long-term as of June 30, 2022, because we had the ability and intent to repay this obligation utilizing our 2022 Credit Agreement.

During the six months ended June 30, 2022, we repurchased $51.5 million aggregate principal amount of various outstanding Nabors Delaware’s notes for approximately $52.3 million in cash, including principal and $0.8 million in accrued and unpaid interest. In connection with these repurchases, we recognized a $2.0 million gain for the six months ended June 30, 2022 which is included in Other, net in our condensed consolidated statement of income (loss). Also, during the six months ended June 30, 2022, $131.7 million in maturity value of our notes were tendered by warrant holders, and retired, in connection with exercises of the common stock warrants.

Exchange Transactions

During the first quarter of 2021, we entered into two private exchange transactions in which Nabors Delaware exchanged 9.0% senior priority guaranteed notes due 2025 (the “9.0% Exchange Notes”) for various amounts of existing outstanding notes. Nabors Delaware did not receive any cash proceeds from the issuance of the Exchange Notes. Collectively from the series of exchanges, Nabors Delaware issued $26.1 million aggregate principal amount of the 9.0% Exchange Notes in exchange for $40.0 million aggregate principal amount of various Notes.

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

The aggregate principal amounts and recognized gain for such transactions were as follows:

Six months ended June 30,
2021
Exchanged	(in thousands)
0.75% senior exchangeable notes due January 2024	$35,000
5.75% senior notes due February 2025	5,000
Aggregate principal amount exchanged	40,000
Aggregate principal amount of debt issued in exchanges	26,050

0.75% Senior Exchangeable Notes Due January 2024

In January 2017, Nabors Delaware issued $575.0 million in aggregate principal amount of 0.75% exchangeable senior unsecured notes due 2024, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 0.75% per year payable semiannually on January 15 and July 15 of each year, beginning on July 15, 2017. As of June 30, 2022 and December 31, 2021, there was approximately $177.0 million and $287.3 million in aggregate principal amount that remained outstanding, respectively.

The exchangeable notes are currently exchangeable, under certain conditions, at an exchange rate of .8018 common shares of Nabors per $1,000 principal amount of exchangeable notes (equivalent to an exchange price of approximately $1,247.19 per common share). Upon any exchange, as a result of an amendment to the notes, Nabors Delaware will settle its exchange obligation in cash. The exchangeable notes were originally bifurcated for accounting purposes into debt and equity components of $411.2 million and $163.8 million, respectively, based on the terms of the notes and the relative fair value at the issuance date. The adoption of ASU 2020-06 effective January 1, 2022 resulted in a pre-tax adjustment of $27.5 million to eliminate the remaining unamortized debt discount.

2018 Revolving Credit Facility

In October 2018, Nabors Delaware and Nabors Drilling Canada Limited (“Nabors Canada” and together with Nabors Delaware, the “Borrowers”) entered into a credit agreement dated October 11, 2018 by and among the Borrowers, the guarantors identified therein, HSBC Bank Canada, as the Canadian lender, the issuing banks and other lenders party thereto (the “U.S. Lenders”) and Citibank, N.A., as administrative agent solely for the U.S. Lenders (as amended, restated, supplemented or otherwise modified from time to time, the “2018 Revolving Credit Facility”). As of January 21, 2022, we repaid all amounts outstanding under the 2018 Revolving Credit Facility and the 2018 Revolving Credit Facility was terminated.

2022 Credit Agreement

On January 21, 2022, Nabors Delaware entered into a revolving credit agreement between Nabors Delaware, the guarantors from time to time party thereto, the issuing banks (the “Issuing Banks”) and other lenders party thereto (the “Lenders”) and Citibank, N.A., as administrative agent (the “2022 Credit Agreement”). Under the 2022 Credit Agreement, the Lenders have committed to provide to Nabors Delaware up to an aggregate principal amount at any time outstanding not in excess of $350.0 million (with an accordion feature for an additional $100.0 million) under a secured revolving credit facility, including sub-facilities provided by certain of the Lenders for letters of credit in an aggregate principal amount at any time outstanding not in excess of $100.0 million.

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

Additionally, the Company is subject to certain covenants, which are subject to certain exceptions and include, among others, (a) a covenant restricting our ability to incur liens (subject to the additional liens basket of up to $150.0 million) , (b) a covenant restricting its ability to pay dividends or make other distributions with respect to its capital stock and to repurchase certain indebtedness and (c) a covenant restricting the ability of the Company’s subsidiaries to incur debt (subject to the grower basket of up to $100.0 million). The agreement also includes a collateral coverage requirement that the collateral rig fair value is to be no less than the collateral coverage threshold, as defined in the agreement.  This requirement includes an independent appraisal report to be delivered every 6 months following the closing date.

As of June 30, 2022, we had no borrowings outstanding under our 2022 Credit Agreement. The weighted average interest rate on borrowings under the 2022 Credit Agreement at June 30, 2022 was 3.66%. In order to make any future borrowings under the 2022 Credit Agreement, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

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

Common stock warrants

On May 27, 2021, the Board declared a distribution of warrants to purchase its common shares (the “Warrants”) to holders of the Company’s common shares. Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3.2 million Warrants on June 11, 2021 to shareholders of record as of June 4, 2021. As of June 30, 2022, 2.5 million Warrants remain outstanding and 1.1 million common shares have been issued as a result of exercises of Warrants.

Each Warrant represents the right to purchase one common share at an initial exercise price of $166.66667 per Warrant, subject to certain adjustments (the “Exercise Price”). In addition, Warrants submitted for exercise prior to April 25, 2022 may have been eligible to receive an additional one-third common share due to the incentive share component. The incentive share was an extra amount of common shares that Nabors would award when the volume weighted average price of Nabors’ common shares on the day before any Warrant holder exercises its Warrants multiplied by three was at least 6% higher than the sum of the volume weighted average prices of Nabors’ common shares on each of the second, third and fourth days before any Warrant holder exercised its Warrants. Effective as of April 25, 2022, Warrant holders were no longer entitled to receive any incentive shares when exercising the Warrants. Payment for common shares on exercise of Warrants may be in (a) cash or (b)“Designated Notes,” which the Company initially defined as (x) Nabors Delaware’s (i) 5.10% Notes due 2023, (ii) 0.75% Exchangeable Notes due 2024, (iii) 5.75% Notes due 2025 and (y) the Company’s 7.25% Notes due 2026, subject to compliance with applicable procedures with respect to the delivery of the Warrants and Designated Notes. Effective March 21, 2022, the 0.75% Exchangeable Notes due 2024 were removed from the list of Designated Notes. The Exercise Price and the number of common shares issuable upon exercise are subject to anti-dilution adjustments, including for share dividends, splits, subdivisions, spin-offs, consolidations, reclassifications, combinations, noncash distributions, cash dividends (other than regular quarterly cash dividends not exceeding a permitted threshold amount), certain pro rata shares repurchases, and similar transactions, including certain issuances of common shares (or securities exercisable or convertible into or exchangeable for common shares) at a price (or having a conversion price) that is less than 95% of the market price of the common shares. The Warrants expire on June 11, 2026, but the expiration date may be accelerated at any time by the Company upon 20-days’ prior notice. The Company has listed the Warrants on the over-the-counter market.

The Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the Warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Warrants was initially measured at fair value using a Monte Carlo pricing model due to the level of market activity. As of June 30, 2022, the fair value of the Warrants was measured using their trading price. At distribution, the fair value of the Warrants was $2.7 million. On June 30, 2022, the fair value of the Warrants was approximately $78.7 million. During the three and six months ended June 30, 2022, approximately $23.8 million and $97.0 million of loss has been recognized for the increase in liability and included in Other, net in our consolidated statements of income (loss), respectively.

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

Our financial liabilities that are accounted for at fair value on a recurring basis as of June 30, 2022 consisted of the Warrants. During the first quarter of 2022, the Warrants transferred from using Level 3 inputs to Level 1 measurements due to increased trading volume. As of June 30, 2022, the Warrants were carried at fair market value and totaled $78.7 million.

Recurring Fair Value Measurements

The fair value of the Warrants was initially measured at fair value using a Monte Carlo option pricing model. As of December 31, 2021, the estimated fair value of the Warrants was determined using Level 3 inputs. Inherent in the option pricing simulation are assumptions related to expected stock-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of the Warrants based on implied and historical volatility of the company’s traded common stock. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the Warrants is based on the Company’s ability to initiate expiration, subject to a 20 business day notice period.

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

	June 30, 2022		December 31, 2021

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
5.50% senior notes due January 2023	$21,116	$21,267	$24,446	$24,736
5.10% senior notes due September 2023	53,622	54,054	82,703	84,044
0.75% senior exchangeable notes due January 2024	177,005	162,075	259,839	257,730
5.75% senior notes due February 2025	518,071	463,275	548,458	508,881
6.50% senior priority guaranteed notes due February 2025	—	—	50,485	50,490
9.00% senior priority guaranteed notes due February 2025	210,242	210,637	218,082	226,914
7.25% senior guaranteed notes due January 2026	557,902	497,085	559,978	522,079
7.375% senior priority guaranteed notes due May 2027	700,000	662,193	700,000	724,906
7.50% senior guaranteed notes due January 2028	389,609	335,321	389,609	346,966
2018 revolving credit facility	—	—	460,000	460,000
	$2,627,567	$2,405,907	$3,293,600	$3,206,746
Less: deferred financing costs	26,057		30,805
	$2,601,510		$3,262,795

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

In March 2011, the Court of Ouargla entered a judgment of approximately $19.3 million (at June 30, 2022 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We appealed this decision again to the Supreme Court, which again overturned the appeals court’s decision. The case was moved back to the court of appeals, which, once again, reinstated the verdict, failing to abide by the Supreme Court’s ruling. Accordingly, we are appealing once more to the Supreme Court to try to get a final ruling on the matter. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $11.3 million in excess of amounts accrued.

Following a routine audit conducted in May and June of 2018 by the Atyrau Oblast Ecology Department (the “AOED”), our joint venture in Kazakhstan, KMG Nabors Drilling Company (“KNDC”), was administratively fined for not having emissions permits for KNDC owned or leased equipment, due to a change in interpretation by the AOED that the owner/lessor of the equipment that emits the pollutants must have its own permits.  Administrative fines of $0.8 million were paid by KNDC for such violations. AOED also assessed additional “environmental damages” in the amount of $3.4 million for the period. KNDC appealed and, ultimately, the Kazakhstan Supreme Court ruled in KNDC’s favor on July 21, 2021, terminating the administrative case for lack of evidence. KNDC was reimbursed by the AOED for the environmental damages on December 27, 2021. With the potential for additional damages for later year audits, KNDC and the operator have executed an agreement formalizing the operator’s obligation to reimburse KNDC for many of the financial expenses related to this case as well as penalties and expenses related to future audit periods.  Since 2019, KNDC has been in full compliance with such regulations. Another audit by AOED was performed for the second half of 2018, but KNDC continues to appeal this decision in the same manner as the prior audit.  Meanwhile, KNDC received notice from government officials that certain of our employees may be held personally responsible, but considering the numerous court proceedings, the governmental officials temporarily suspended any criminal investigations. On December 10, 2021, the regional court in Atyrau Region upheld KNDC’s position and ruled in our favor. While the time for AOED to appeal has lapsed, it is possible that the General Prosecutor or the Supreme Court’s Chairman can attempt to begin a review, although that has not yet happened. The same legal status applies for AOED’s appeal related to damages arising out of emissions in June – December 2018.  AOED also carried out a planned audit for the period January 2019 – February 2022 which had no material findings. We continue to be engaged and are monitoring the situation.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2022	2023	2024	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$15,780	39,784	8,488	35,977	$100,029

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(69,935)	$(190,403)	$(244,603)	$(318,732)
Less: net (income) loss attributable to noncontrolling interest	(12,982)	(5,614)	(22,810)	(14,390)
Less: preferred stock dividends	—	—	—	(3,653)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(2,574)	(2,330)	(5,119)	(4,732)
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(85,491)	$(198,347)	$(272,532)	$(341,507)
Income (loss) from discontinued operations, net of tax	$—	$8	$—	$27

Weighted-average number of shares outstanding - basic	9,081	7,460	8,696	7,281
Earnings (losses) per share:
Basic from continuing operations	$(9.41)	$(26.59)	$(31.34)	$(46.90)
Basic from discontinued operations	—	—	—	—
Total Basic	$(9.41)	$(26.59)	$(31.34)	$(46.90)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - diluted	$(85,491)	$(198,347)	$(272,532)	$(341,507)
Income (loss) from discontinued operations, net of tax	$—	$8	$—	$27

Weighted-average number of shares outstanding - diluted	9,081	7,460	8,696	7,281
Earnings (losses) per share:
Diluted from continuing operations	$(9.41)	$(26.59)	$(31.34)	$(46.90)
Diluted from discontinued operations	—	—	—	—
Total Diluted	$(9.41)	$(26.59)	$(31.34)	$(46.90)

For all periods presented, the computation of diluted earnings (losses) per share excludes outstanding stock options with exercise prices greater than the average market price of Nabors’ common shares and shares related to the outstanding Warrants, because their inclusion would be anti-dilutive and because they are not considered participating securities. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of the stock options, such stock options will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting. Restricted stock is included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because such stock is considered participating securities. For periods in which we experience a net loss from continuing operations, all potential common shares have been excluded from the calculation of weighted-average shares outstanding, because their inclusion would be anti-dilutive. The average number of shares from options and shares related to outstanding Warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Potentially dilutive securities excluded as anti-dilutive	3,368	5,075	3,369	5,074

Note 10 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	June 30,	December 31,
	2022	2021

	(In thousands)
Accrued compensation	$67,219	$51,993
Deferred revenue and proceeds on insurance and asset sales	27,525	59,816
Other taxes payable	32,665	34,333
Workers’ compensation liabilities	6,588	6,588
Interest payable	70,333	71,814
Litigation reserves	16,432	14,939
Other accrued liabilities	12,041	7,688
	$232,803	$247,171

Investment income (loss) includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Interest and dividend income	$1,324	$(290)	$1,721	$1,003
Gains (losses) on marketable securities	(502)	228	(736)	198
	$822	$(62)	$985	$1,201

Other, net included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$(3,597)	$8,965	$(3,521)	$17,488
Warrant and derivative valuation	21,981	—	93,733	—
Impairment of Canada Drilling assets	—	58,000	—	58,000
Litigation expenses and reserves	5,016	1,847	8,128	3,341
Foreign currency transaction losses (gains)	(7,391)	148	(3,177)	2,527
(Gain) loss on debt buyback	(2,013)	(123)	(1,977)	(8,185)
Other losses (gains)	532	(2,382)	1,743	630
	$14,528	$66,455	$94,929	$73,801

The changes in accumulated other comprehensive income (loss), by component, included the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2021	$2	$(3,616)	$(7,510)	$(11,124)
Other comprehensive income (loss) before reclassifications	—	(1,900)	4,320	2,420
Amounts reclassified from accumulated other comprehensive income (loss)	—	80	—	80
Net other comprehensive income (loss)	—	(1,820)	4,320	2,500
As of June 30, 2021	$2	$(5,436)	$(3,190)	$(8,624)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2022	$2	$(5,356)	$(5,280)	$(10,634)
Other comprehensive income (loss) before reclassifications	—	1,428	(830)	598
Amounts reclassified from accumulated other comprehensive income (loss)	—	80	—	80
Net other comprehensive income (loss)	—	1,508	(830)	678
As of June 30, 2022	$2	$(3,848)	$(6,110)	$(9,956)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
General and administrative expenses	$52	$52	$104	$104
Total income (loss) from continuing operations before income tax	(52)	(52)	(104)	(104)
Tax expense (benefit)	(12)	(12)	(24)	(24)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(40)	$(40)	$(80)	$(80)

Note 11 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Operating revenues:
U.S. Drilling	$253,008	$161,606	$470,591	$303,905
Canada Drilling	—	12,313	—	33,302
International Drilling	296,320	255,282	575,350	502,120
Drilling Solutions	55,879	39,111	110,061	74,817
Rig Technologies	45,094	34,552	81,830	60,300
Other reconciling items (1)	(19,358)	(13,531)	(38,350)	(24,600)
Total	$630,943	$489,333	$1,199,482	$949,844

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$8,288	$(20,869)	$2,437	$(44,205)
Canada Drilling	(15)	(2,608)	(34)	1,299
International Drilling	4,605	(8,439)	(1,722)	(27,071)
Drilling Solutions	18,260	6,524	32,969	11,234
Rig Technologies	2,127	(692)	(624)	(3,261)
Total segment adjusted operating income (loss)	$33,265	$(26,084)	$33,026	$(62,004)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss):
Net income (loss)	$(69,935)	$(190,395)	$(244,603)	$(318,705)
Income (loss) from discontinued operations, net of tax	—	(8)	—	(27)
Income (loss) from continuing operations, net of tax	(69,935)	(190,403)	(244,603)	(318,732)
Income tax expense (benefit)	9,353	24,719	23,024	34,444
Income (loss) from continuing operations before income taxes	$(60,582)	$(165,684)	(221,579)	$(284,288)
Investment (income) loss	(822)	62	(985)	(1,201)
Interest expense	42,899	41,714	89,809	84,689
Other, net	14,528	66,455	94,929	73,801
Other reconciling items (3)	37,242	31,369	70,852	64,995
Total segment adjusted operating income (loss) (2)	$33,265	$(26,084)	$33,026	$(62,004)

	June 30,	December 31,
	2022	2021

	(In thousands)
Total assets:
U.S. Drilling	$1,496,033	$1,606,683
Canada Drilling	410	1,392
International Drilling	2,290,381	2,380,703
Drilling Solutions	60,220	65,899
Rig Technologies	175,962	190,489
Other reconciling items (3)	777,977	1,280,198
Total	$4,800,983	$5,525,364
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment.

(2)	Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, investment income (loss), and other, net. Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation from net income (loss) is provided in the above table.

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	June 30, 2022

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$207,685	$—	$—	$35,909	$27,707	$—	$271,301
U.S. Offshore Gulf of Mexico	29,933	—	—	2,366	—	—	32,299
Alaska	15,390	—	—	478	—	—	15,868
Canada	—	—	—	341	1,240	—	1,581
Middle East & Asia	—	—	195,437	9,449	13,007	—	217,893
Latin America	—	—	78,605	7,063	—	—	85,668
Europe, Africa & CIS	—	—	22,278	273	3,140	—	25,691
Eliminations & other	—	—	—	—	—	(19,358)	(19,358)
Total	$253,008	$—	$296,320	$55,879	$45,094	$(19,358)	$630,943

	Six Months Ended
	June 30, 2022
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$380,483	$—	$—	$69,970	$50,398	$—	$500,851
U.S. Offshore Gulf of Mexico	60,373	—	—	5,603	—	—	65,976
Alaska	29,735	—	—	754	—	—	30,489
Canada	—	—	—	777	2,219	—	2,996
Middle East & Asia	—	—	386,134	19,474	23,805	—	429,413
Latin America	—	—	147,500	12,990	—	—	160,490
Europe, Africa & CIS	—	—	41,716	493	5,408	—	47,617
Eliminations & other	—	—	—	—	—	(38,350)	(38,350)
Total	$470,591	$—	$575,350	$110,061	$81,830	$(38,350)	$1,199,482

	Three Months Ended
	June 30, 2021

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$121,360	$—	$—	$21,436	$15,448	$—	$158,244
U.S. Offshore Gulf of Mexico	32,967	—	—	1,822	—	—	34,789
Alaska	7,279	—	—	185	14	—	7,478
Canada	—	12,313	—	204	1,383	—	13,900
Middle East & Asia	—	—	174,339	9,457	13,575	—	197,371
Latin America	—	—	57,931	5,658	163	—	63,752
Europe, Africa & CIS	—	—	23,012	349	3,969	—	27,330
Eliminations & other	—	—	—	—	—	(13,531)	(13,531)
Total	$161,606	$12,313	$255,282	$39,111	$34,552	$(13,531)	$489,333

	Six Months Ended
	June 30, 2021
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$230,896	$—	$—	$39,884	$27,985	$—	$298,765
U.S. Offshore Gulf of Mexico	60,159	—	—	4,558	—	—	64,717
Alaska	12,850	—	—	322	14	—	13,186
Canada	—	33,302	—	658	2,283	—	36,243
Middle East & Asia	—	—	342,525	18,448	22,655	—	383,628
Latin America	—	—	113,839	10,224	176	—	124,239
Europe, Africa & CIS	—	—	45,756	723	7,187	—	53,666
Eliminations & other	—	—	—	—	—	(24,600)	(24,600)
Total	$303,905	$33,302	$502,120	$74,817	$60,300	$(24,600)	$949,844

Contract balances

We perform our obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. We recognize a contract asset or liability when we transfer goods or services to a customer and bill an amount which differs from the revenue allocated to the related performance obligations.

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on our condensed consolidated balance sheet. In general, we receive payments from customers based on dayrates as stipulated in our contracts (e.g., operating rate, standby rate, etc.). The invoices billed to the customer are based on the varying rates applicable to the operating status on each rig. Accounts receivable are recorded when the right to consideration becomes unconditional.

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In millions)
As of December 31, 2021	$350.0	$24.9	$1.9	$42.9	$29.3
As of June 30, 2022	$364.9	$22.9	$1.1	$8.0	$27.7

Approximately 57% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2022, of which 35% was recognized during the six months ended June 30, 2022, and 28% is expected to be recognized during 2023. The remaining 15% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2024 or thereafter.

Additionally, 88% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2022, of which 66% was recognized during the six months ended June 30, 2022, and 12% is expected to be recognized during 2023. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

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

During 2020, global oil markets experienced unprecedented volatility. The COVID-19 outbreak, and its development into a pandemic, along with policies and actions taken by governments and behaviors of companies, including our customers around the world, reduced demand for, and increased supply of, oil and gas. By extension, these circumstances reduced demand for our services, which negatively impacted our operating results and cash flow throughout 2020 and into 2021. The US drilling rig market began to stabilize during the second half of 2020 and has improved at a measured rate through the first half of 2022. We expect continued increases in activity throughout the remainder of 2022 and 2023 for the US market. Our International markets also experienced factors and conditions that led to reductions in activity throughout 2020, but the impact varied considerably from country to country. Since 2020, we have seen a substantial resumption of overall activity to near pre-COVID-19 levels. In several key markets, activity has been restored to pre-COVID levels.

More recently, several global commodity markets, including oil and gas, have been impacted by the effects of the war in Ukraine. These consequences include severe economic sanctions against the Russian government as well as certain Russian businesses and individuals, in addition to a reorientation of the global sources of oil and gas supply and a significant increase in the related commodity prices. Although higher commodity prices have historically led to an increase in oilfield activity, the ultimate outcome of these events and the impact on our business remains uncertain.

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

Financial Results

Comparison of the three months ended June 30, 2022 and 2021

Operating revenues for the three months ended June 30, 2022 totaled $630.9 million, representing an increase of $141.6 million, or 29%, compared to the three months ended June 30, 2021. All of our operating segments, with the exception of Canada Drilling due to its sale, experienced an increase in operating revenues over this period. For a more detailed description of operating results see Segment Results of Operations below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $82.9 million ($9.41 per diluted share) for the three months ended June 30, 2022 compared to a net loss from continuing operations attributable to Nabors common shareholders of $196.0 million ($26.59 per diluted share) for the three months ended June 30, 2021, or a $113.1 million decrease in the net loss. The majority of the decrease in net loss is attributable to improved market conditions in all our segments from the prior year, together with lower depreciation. In the second quarter of 2021, an impairment of $58.0 million was recognized with respect to our Canada Drilling assets. As no similar impairment was taken in the three months ended June 30, 2022, this also contributed to the improvement in results between the two periods.

General and administrative expenses for the three months ended June 30, 2022 totaled $58.2 million, representing an increase of $6.6 million, or 13%, compared to the three months ended June 30, 2021. This is reflective of workforce cost increases as market conditions have improved and activity levels have increased.

Research and engineering expenses for the three months ended June 30, 2022 totaled $10.9 million, representing an increase of $3.0 million, or 37%, compared to the three months ended June 30,021. This is primarily reflective of an increase in research and development activities, along with the higher general operating activity levels, as market conditions have improved.

Depreciation and amortization expense for the three months ended June 30, 2022 was $162.0 million, representing a decrease of $12.8 million, or 7%, compared to the three months ended June 30, 2021. The decrease is attributable to the combination of (a) a reduction in depreciation as a result of the many assets that have recently reached the end of their useful lives, (b) limited capital expenditures over recent years, and (c) the sale of Canada Drilling assets in July 2021.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	June 30,
	2022	2021	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$253,008	$161,606	$91,402	57%
Adjusted operating income (loss) (1)	$8,288	$(20,869)	$29,157	140%
Average rigs working (2)	96.4	69.2	27.2	39%

Canada Drilling
Operating revenues	$—	$12,313	$(12,313)	(100)%
Adjusted operating income (loss) (1)	$(15)	$(2,608)	$2,593	99%
Average rigs working (2)	—	8.2	(8.2)	(100)%

International Drilling
Operating revenues	$296,320	$255,282	$41,038	16%
Adjusted operating income (loss) (1)	$4,605	$(8,439)	$13,044	155%
Average rigs working (2)	74.3	68.3	6.0	9%

Drilling Solutions
Operating revenues	$55,879	$39,111	$16,768	43%
Adjusted operating income (loss) (1)	$18,260	$6,524	$11,736	180%

Rig Technologies
Operating revenues	$45,094	$34,552	$10,542	31%
Adjusted operating income (loss) (1)	$2,127	$(692)	$2,819	407%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 11—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment increased by $91.4 million or 57% during the three months ended June 30, 2022 compared to the corresponding period in 2021. This increase was due to a 39% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our drilling services have rebounded and increased since the prior year. The increase is also partially attributable to an increase in day rates, as pricing for our services has improved.

Canada Drilling

Operating revenues decreased during the three months ended June 30, 2022 compared to the corresponding prior year period due to the sale of the Canada Drilling assets in July 2021.

International Drilling

Operating revenues for our International Drilling segment increased by $41.0 million or 16% compared to the corresponding prior year period. This increase was due to an 9% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our drilling services have rebounded and increased since the prior year. The increase is also partially attributable to an increase in day rates, as pricing for our services has improved.

Drilling Solutions

Operating revenues for this segment increased by $16.8 million or 43% during the three months ended June 30, 2022 compared to the corresponding period in 2021 as market conditions and demand for our services have rebounded and drilling activity has increased since the prior year.

Rig Technologies

Operating revenues for our Rig Technologies segment increased by $10.5 million or 31% during the three months ended June 30, 2022 compared to the corresponding period as market conditions and demand for our services have improved since the prior year.

Other Financial Information

Interest expense

Interest expense for the three months ended June 30, 2022 was $42.9 million, representing an increase of $1.2 million, or 3%, compared to the three months ended June 30, 2021. The increase was primarily due to the issuance in November 2021 of $700 million in 7.375% senior priority guaranteed notes due May 2027, partially offset by a reduction to our overall debt levels, outstanding notes and credit facilities.

Other, net

Other, net for the three months ended June 30, 2022 was $14.5 million of loss. This consists of approximately $22.0 million related to mark-to-market losses from the common stock warrants and derivatives, partially offset by $7.4 million in foreign currency gains.

Other, net for the three months ended June 30, 2021 was $66.5 million of loss, which included $58.0 million in impairments for the Canada Drilling assets sold in July 2021. In addition, approximately $9.0 million of this amount related to net losses on sales and disposals of assets.

Income taxes

Our worldwide tax expense for the three months ended June 30, 2022 was $9.4 million compared to $24.7 million for the three months ended June 30, 2021. The decrease in tax expense was primarily attributable to a recorded liability for uncertain tax position of $21.1 million recognized in the three months ended June 30, 2021.  This was partially offset by an increase in tax expense due to the change in amount and geographic mix of our pre-tax earnings (losses).

Comparison of the six months ended June 30, 2022 and 2021

Operating revenues for the six months ended June 30, 2022 totaled $1.2 billion, representing an increase of $249.6 million, or 26%, compared to the six months ended June 30, 2021. All of our operating segments, with the exception of Canada Drilling due to its sale, experienced an increase in operating revenues over this period. For a more detailed description of operating results see Segment Results of Operations below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $267.4 million ($31.34 per diluted share) for the six months ended June 30, 2022 compared to a net loss from continuing operations attributable to Nabors common shareholders of $336.8 million ($46.90 per diluted share) for the six months ended June 30, 2021, or a $69.4 million decrease in the net loss. The majority of the decrease in net loss is attributable to improved market conditions in all our segments from the prior year, together with lower depreciation.

General and administrative expenses for the six months ended June 30, 2022 totaled $111.8 million, representing an increase of $5.6 million, or 5%, compared to the six months ended June 30, 2021. This is reflective of workforce cost increases as market conditions have improved and activity levels have increased.

Research and engineering expenses for the six months ended June 30, 2022 totaled $22.6 million, representing an increase of $7.2 million, or 47%, compared to the six months ended June 30, 2021. This is primarily reflective of an increase in research and development activities, along with the higher general operating activity levels, as market conditions have improved.

Depreciation and amortization expense for the six months ended June 30, 2022 was $326.4 million, representing a decrease of $25.7 million, or 7%, compared to the six months ended June 30, 2021. The decrease is attributable to the combination of (a) a reduction in depreciation as a result of the many assets that have recently reached the end of their useful lives, (b) limited capital expenditures over recent years, and (c) the sale of Canada Drilling assets in July 2021.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Six Months Ended
	June 30,
	2022	2021	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$470,591	$303,905	$166,686	55%
Adjusted operating income (loss) (1)	$2,437	$(44,205)	$46,642	106%
Average rigs working (2)	93.3	64.9	28.4	44%

Canada Drilling
Operating revenues	$—	$33,302	$(33,302)	(100)%
Adjusted operating income (loss) (1)	$(34)	$1,299	$(1,333)	(103)%
Average rigs working (2)	—	10.9	(10.9)	(100)%

International Drilling
Operating revenues	$575,350	$502,120	$73,230	15%
Adjusted operating income (loss) (1)	$(1,722)	$(27,071)	$25,349	94%
Average rigs working (2)	73.2	66.5	6.7	10%

Drilling Solutions
Operating revenues	$110,061	$74,817	$35,244	47%
Adjusted operating income (loss) (1)	$32,969	$11,234	$21,735	193%

Rig Technologies
Operating revenues	$81,830	$60,300	$21,530	36%
Adjusted operating income (loss) (1)	$(624)	$(3,261)	$2,637	81%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 11—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment increased by $166.7 million or 55% during the six months ended June 30, 2022 compared to the corresponding period in 2021. This increase was due to a 44% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our drilling services have rebounded and increased since the prior year. The increase is also partially attributable to an increase in day rates, as pricing for our services has improved.

Canada Drilling

Operating revenues decreased during the six months ended June 30, 2022 compared to the corresponding prior year period due to the sale of the Canada Drilling assets in July 2021.

International Drilling

Operating revenues for our International Drilling segment increased by $73.2 million or 15% compared to the corresponding prior year period. This increase was due to a 10% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our drilling services have rebounded and increased since the prior year. The increase is also partially attributable to an increase in day rates, as pricing for our services has improved.

Drilling Solutions

Operating revenues for this segment increased by $35.2 million or 47% during the six months ended June 30, 2022 compared to the corresponding period in 2021 as market conditions and demand for our services have rebounded and drilling activity has increased since the prior year.

Rig Technologies

Operating revenues for our Rig Technologies segment increased by $21.5 million or 36% during the six months ended June 30, 2022 compared to the corresponding period as market conditions and demand for our services have improved since the prior year.

Other Financial Information

Interest expense

Interest expense for the six months ended June 30, 2022 was $89.8 million, representing an increase of $5.1 million, or 6%, compared to the six months ended June 30, 2021. The increase was primarily due to the issuance in November 2021 of $700 million in 7.375% senior priority guaranteed notes due May 2027, partially offset by a reduction to our overall debt levels, outstanding notes and credit facilities.

Other, net

Other, net for the six months ended June 30, 2022 was $95.2 million of loss. Approximately $93.7 million of this amount related to mark-to-market losses from the common stock warrants and derivatives. In addition, there were $3.2 million in foreign currency gain, $3.5 million related to net gains on sales and disposals of assets and an increase of $8.1 million in litigation reserves.

Other, net for the six months ended June 30, 2021 was $73.8 million of loss, which included $58.0 million in impairments for the Canada Drilling assets sold in July 2021, and approximately $17.5 million related to net losses on sales and disposals of assets.

Income taxes

Our worldwide tax expense for the six months ended June 30, 2022 was $23.0 million compared to $34.4 million for the six months ended June 30, 2021. The decrease in tax expense was primarily attributable to a recorded liability for uncertain tax position of $21.1 million recognized in the six months ended June 30, 2021.  This was partially offset by an increase in tax expense due to the change in amount and geographic mix of our pre-tax earnings (losses).

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and cash generated from operations. As of June 30, 2022, we had cash and short-term investments of $418.0 million and working capital of $399.3 million. As of December 31, 2021, we had cash and short-term investments of $991.5 million and working capital of $1.0 billion.

At June 30, 2022, we had no borrowings outstanding under the 2022 Credit Agreement, which has a total borrowing capacity of $350.0 million.

The 2022 Credit Agreement requires us to maintain an interest coverage ratio (EBITDA/interest expense), which increases on a quarterly basis, and a minimum guarantor value, requiring the guarantors (other than the Company) and their subsidiaries to own at least 90% of the consolidated property, plant and equipment of the Company. Additionally, the Company is subject to certain covenants, which are subject to certain exceptions and include, among others, (a) a covenant restricting our ability to incur liens (subject to the additional liens basket of up to $150.0 million), (b) a covenant restricting its ability to pay dividends or make other distributions with respect to its capital stock and to repurchase certain indebtedness and (c) a covenant restricting the ability of the Company’s subsidiaries to incur debt (subject to the grower basket of up to $100.0 million). As of June 30, 2022, we were in compliance with both the interest coverage ratio and the minimum guarantor value requirements under the 2022 Credit Agreement. We also had $66.9 million of letters of credit outstanding under the 2022 Credit Agreement.

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

We had 18 letter-of-credit facilities with various banks as of June 30, 2022. Availability under these facilities as of June 30, 2022 was as follows:

June 30,
2022
(In thousands)
Credit available	$620,552
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	76,649
Remaining availability	$543,903

Accounts Receivable Purchase and Sales Agreements

On September 13, 2019, we entered into an accounts receivables sales agreement (the “A/R Sales Agreement”) and an accounts receivables purchase agreement (the “A/R Purchase Agreement” and, together with the A/R Sales Agreement, the “A/R Facility”), whereby the originators sold or contributed, and will on an ongoing basis continue to sell or contribute, certain of their domestic trade accounts receivables to a wholly-owned, bankruptcy-remote special purpose entity (“SPE”). The SPE in turn, sells, transfers, conveys and assigns to third-party financial institutions (“Purchasers”), all the rights, title and interest in and to its pool of eligible receivables.

On July 13, 2021, we entered into the First Amendment to the A/R Purchase Agreement which reduced the commitments of the third-party financial institutions (the “Purchasers”) from $250 million to $150 million and extended the term of the A/R Facility by two years, to August 13, 2023.

On June 27, 2022, we entered into the Third Amendment to the A/R Purchase Agreement which extended the term of the Purchase Agreement to August 13, 2024 and increased the commitments of the Purchasers from $150 million to $250 million, with the possibility of being increased up to $300 million, subject to lender approval. However, the expiration of the agreement can be accelerated to November 16, 2022, if any of the 5.5% Senior Notes due 2023 remain outstanding as of such date; to June 17, 2023 if any of the 5.1% Senior Notes remain outstanding as of such date; or, to October17, 2023 if 50% or more of the outstanding aggregate principal amount of the 0.75% Senior Exchangeable Notes remain outstanding and not refinanced as of such date.

The amount available for purchase under the A/R Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Facility is approximately $250.0 million and the amount of receivables purchased by the third-party Purchasers as of June 30, 2022 was $154.0 million.

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

Purchase commitments outstanding at June 30, 2022 totaled approximately $247.9 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included below under “Off-Balance Sheet Arrangements (Including Guarantees).”

There have been no material changes to the contractual cash obligations that were included in our 2021 Annual Report.

On August 25, 2015, our Board authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400.0 million of our common shares by various means, including in the open market or in privately negotiated transactions. Authorization for the program, which was renewed in February 2019, does not have an expiration date and does not obligate us to repurchase any of our common shares. Since establishing the program, we have repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of June 30, 2022, the remaining amount authorized under the program that may be used to purchase shares was $278.9 million. As of June 30, 2022, our subsidiaries held 1.1 million of our common shares.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the six months ended June 30, 2022 and 2021 below.

Operating Activities. Net cash provided by operating activities totaled $162.2 million during the six months ended June 30, 2022, compared to net cash provided of $213.2 million during the corresponding 2021 period. Operating cash flows are our primary source of capital and liquidity.  Cash from operating results (before working capital changes) was $164.0 million for the six months ended June 30, 2022, an increase of $56.7 million when compared to $107.3 million in the corresponding 2021 period. This was due to the increase in activity across our business for the six month period ended June 30, 2022 compared to the six month period ended June 30, 2021. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are also significant factors affecting operating cash flows and can be highly volatile in periods of increasing or decreasing activity levels. Changes in working capital items used $1.8 million in cash flows during the six months ended June 30, 2022, a $107.7 million unfavorable change as compared to the $105.9 million in cash flows provided from working capital in the corresponding 2021 period.  This is reflective of the increased working capital requirements that resulted from activity level increases.

Investing Activities. Net cash used for investing activities totaled $163.2 million during the six months ended June 30, 2022 compared to net cash used of $84.9 million during the corresponding 2021 period. Our primary use of cash for investing activities is capital expenditures for rig-related enhancements, new construction and equipment, as well as sustaining capital expenditures. During the six months ended June 30, 2022 and 2021, we used cash for capital expenditures totaling $160.9 million and $117.8 million, respectively.

During the six months ended June 30, 2022, we received $16.4 million in proceeds from asset sales. We also invested $18.7 million during the period, in companies that focus on energy transition related technologies. During the six months ended June 30, 2021, we received $21.5 million in proceeds from asset sales and $11.4 million in sales and maturities of investments.

Financing Activities. Net cash used for financing activities totaled $578.6 million during the six months ended June 30, 2022. During the six months ended June 30, 2022, we repaid $460.0 million in net amounts under our revolving credit facility and $110.0 million of long-term debt.

Net cash used for financing activities totaled $199.4 million during the six months ended June 30, 2021. During the six months ended June 30, 2021, we used $50.9 million for a redeemable non-controlling interest distribution, $115.0 million in net amounts repaid under our revolving credit facility, and $21.8 million repaid on our senior notes. Additionally, we paid dividends totaling $7.3 million to our preferred shareholders.

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries

Nabors Delaware is an indirect, wholly owned subsidiary of Nabors. Nabors fully and unconditionally guarantees the due and punctual payment of the principal of, premium, if any, and interest on Nabors Delaware’s registered notes, which are its (a) 5.10% Senior Notes due 2023 (the “5.10% 2023 Notes”), (b) 5.50% Senior Notes due 2023 (the “5.50% 2023 Notes”) and (c) 5.75% Senior Notes due 2025 (the “2025 Notes” and, together with the 5.10% 2023 Notes and the 5.50% 2023 Notes, the “Registered Notes”), and any other obligations of Nabors Delaware under the Registered Notes when and as they become due and payable, whether at maturity, upon redemption, by acceleration or otherwise, if Nabors Delaware is unable to satisfy these obligations. Nabors’ guarantee of Nabors Delaware’s obligations under the Registered Notes are its unsecured and unsubordinated obligation and have the same ranking with respect to Nabors’ indebtedness as the Registered Notes have with respect to Nabors Delaware’s indebtedness. In the event that Nabors is required to withhold or deduct on account of any Bermudian taxes due from any payment made under or with respect to its guarantees, subject to certain exceptions, Nabors will pay additional amounts so that the net amount received by each holder of Registered Notes will equal the amount that such holder would have received if the Bermudian taxes had not been required to be withheld or deducted.

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

Summarized combined Balance Sheet and Income Statement information for the Obligated Group follows (in thousands):

	June 30,	December 31,
Summarized Combined Balance Sheet Information	2022	2021

Assets
Current Assets	$2,467	$462,872
Non-Current Assets	448,084	431,651
Noncurrent assets - affiliates	5,916,887	6,149,188
Total Assets	6,367,438	7,043,711

Liabilities and Stockholders’ Equity
Current liabilities	76,014	75,112
Noncurrent liabilities	2,767,549	3,367,502
Noncurrent liabilities - affiliates	—	4,471
Total Liabilities	2,843,563	3,447,085
Stockholders' Equity	3,523,875	3,596,626
Total Liabilities and Stockholders’ Equity	6,367,438	7,043,711

	Six Months Ended June 30,	Year Ended December 31,
Summarized Combined Income Statement Information	2022	2021
Total revenues, earnings (loss) from consolidated affiliates and other income	$(1,818)	$(277,147)
Income from continuing operations, net of tax	(183,040)	(441,310)
Dividends on preferred stock	—	(3,653)
Net income (loss) attributable to Nabors common shareholders	(183,040)	(444,963)

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2022	2023	2024	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$15,780	39,784	8,488	35,977	$100,029

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2021 Annual Report. Other than changes in the fair value of our warrants due to changes in trading values as discussed in “Note 6 Shareholders’ Equity” to our Condensed Consolidated Financial Statements , there were no material changes in our exposure to market risk during the six months ended June 30, 2022 from those disclosed in our 2021 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our international operations expose us to compliance obligations and risks under applicable economic sanctions, export controls and trade embargoes, such as those imposed, administered and enforced by the United States and the United Kingdom and other relevant sanctions authorities (collectively, “Sanctions”). In response to ongoing military hostilities between Russia and Ukraine, the United States, the United Kingdom, the European Union, and other jurisdictions imposed new and additional economic sanctions, export controls and other trade restrictions (“collectively, “Sanctions Measures”) targeting Russia, Belarus and certain regions of Ukraine, including Sanctions Measures that impose: (a) restrictions on engaging in specified activities or transactions, or any and all activities and transactions, with, involving or for the benefit of certain designated Russian and Belarusian entities or individuals (collectively, “Sanctions Targets”); (b) a specific prohibition on new investment in the Russian energy sector, broadly defined to include the procurement, exploration, extraction, drilling, mining, harvesting, production, refinement, liquefaction, gasification, regasification, conversion, enrichment, fabrication or transport of petroleum, natural gas, liquified natural gas, natural gas liquids, or petroleum products or other products capable of producing energy; and (c) a broad prohibition on new investment in Russia.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended June 30, 2022 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
April 1 - April 30	—	$162.67	—	278,914
May 1 - May 31	—	$154.62	—	278,914
June 1 - June 30	—	$152.26	—	278,914

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

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through June 30, 2022, we repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of June 30, 2022, we had $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of June 30, 2022, our subsidiaries held 1.1 million of our common shares.

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	August 4, 2022