Form 10-Q
period 2022-09-30
NABORS INDUSTRIES LTD
filed 2022-10-27
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

The number of common shares, par value $.05 per share, outstanding as of October 24, 2022 was 9,415,725, excluding 1,090,003 common shares held by our subsidiaries, or 10,505,728 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$420,307	$991,471
Short-term investments	4,763	17
Accounts receivable, net of allowance of $81,662 and $67,292, respectively	302,963	287,572
Inventory, net	129,116	126,448
Other current assets	108,757	96,301
Total current assets	965,906	1,501,809
Property, plant and equipment, net	3,100,293	3,348,498
Restricted cash held in trust	282,962	281,523
Deferred income taxes	259,365	258,631
Other long-term assets	160,029	134,903
Total assets (1)	$4,768,555	$5,525,364
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$290,167	$253,748
Accrued liabilities	241,895	247,171
Income taxes payable	19,304	18,887
Current lease liabilities	7,800	5,422
Total current liabilities	559,166	525,228
Long-term debt	2,585,517	3,262,795
Other long-term liabilities	342,423	340,347
Deferred income taxes	2,279	2,773
Total liabilities (1)	3,489,385	4,131,143
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest in subsidiary	683,005	675,283

Shareholders’ equity:
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 10,507 and 9,295, respectively	525	466
Capital in excess of par value	3,532,375	3,454,563
Accumulated other comprehensive income (loss)	(11,567)	(10,634)
Retained earnings (accumulated deficit)	(1,766,341)	(1,537,988)
Less: treasury shares, at cost, 1,090 and 1,090 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	439,241	590,656
Noncontrolling interest	156,924	128,282
Total equity	596,165	718,938
Total liabilities and equity	$4,768,555	$5,525,364
(1)	The condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021 include assets and liabilities of variable interest entities. See Note 3—Joint Ventures for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$694,136	$524,165	$1,893,618	$1,474,009
Investment income (loss)	4,813	200	5,798	1,401
Total revenues and other income	698,949	524,365	1,899,416	1,475,410

Costs and other deductions:
Direct costs	432,311	336,538	1,208,820	939,658
General and administrative expenses	57,594	52,897	169,400	159,137
Research and engineering	13,409	9,498	36,028	24,930
Depreciation and amortization	169,857	173,375	496,231	525,426
Interest expense	43,841	42,217	133,650	126,906
Other, net	(25,954)	22,758	68,975	96,559
Total costs and other deductions	691,058	637,283	2,113,104	1,872,616
Income (loss) from continuing operations before income taxes	7,891	(112,918)	(213,688)	(397,206)
Income tax expense (benefit):
Current	11,414	8,440	30,662	46,538
Deferred	938	(5,656)	4,714	(9,310)
Total income tax expense (benefit)	12,352	2,784	35,376	37,228
Income (loss) from continuing operations, net of tax	(4,461)	(115,702)	(249,064)	(434,434)
Income (loss) from discontinued operations, net of tax	—	(20)	—	7
Net income (loss)	(4,461)	(115,722)	(249,064)	(434,427)
Less: Net (income) loss attributable to noncontrolling interest	(9,322)	(6,778)	(32,132)	(21,168)
Net income (loss) attributable to Nabors	(13,783)	(122,500)	(281,196)	(455,595)
Less: Preferred stock dividend	—	—	—	(3,653)
Net income (loss) attributable to Nabors common shareholders	$(13,783)	$(122,500)	$(281,196)	$(459,248)

Amounts attributable to Nabors common shareholders:
Net income (loss) from continuing operations	$(13,783)	$(122,480)	$(281,196)	$(459,255)
Net income (loss) from discontinued operations	—	(20)	—	7
Net income (loss) attributable to Nabors common shareholders	$(13,783)	$(122,500)	$(281,196)	$(459,248)

Earnings (losses) per share:
Basic from continuing operations	$(1.80)	$(15.79)	$(32.72)	$(62.26)
Basic from discontinued operations	—	—	—	—
Total Basic	$(1.80)	$(15.79)	$(32.72)	$(62.26)
Diluted from continuing operations	$(1.80)	$(15.79)	$(32.72)	$(62.26)
Diluted from discontinued operations	—	—	—	—
Total Diluted	$(1.80)	$(15.79)	$(32.72)	$(62.26)
Weighted-average number of common shares outstanding:
Basic	9,099	7,907	8,830	7,490
Diluted	9,099	7,907	8,830	7,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Net income (loss) attributable to Nabors	$(13,783)	$(122,500)	$(281,196)	$(455,595)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(1,651)	(2,288)	(2,481)	2,032
Pension liability amortization and adjustment	52	52	1,584	(1,744)
Other comprehensive income (loss), before tax	(1,599)	(2,236)	(897)	288
Income tax expense (benefit) related to items of other comprehensive income (loss)	12	12	36	36
Other comprehensive income (loss), net of tax	(1,611)	(2,248)	(933)	252
Comprehensive income (loss) attributable to Nabors	(15,394)	(124,748)	(282,129)	(455,343)
Comprehensive income (loss) attributable to noncontrolling interest	9,322	6,778	32,132	21,168
Comprehensive income (loss)	$(6,072)	$(117,970)	$(249,997)	$(434,175)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(249,064)	$(434,427)
Adjustments to net income (loss):
Depreciation and amortization	496,231	525,427
Deferred income tax expense (benefit)	4,712	(9,305)
Impairments and other charges	—	72,898
Amortization of debt discount and deferred financing costs	8,012	15,846
Losses (gains) on debt buyback	(1,636)	(10,706)
Losses (gains) on long-lived assets, net	1,130	17,299
Losses (gains) on investments, net	544	(767)
Provision (recovery) of bad debt	—	(350)
Share-based compensation	11,854	15,207
Foreign currency transaction losses (gains), net	(4,054)	3,391
Mark-to-market loss on warrants	59,717	—
Noncontrolling interest	(32,132)	(21,168)
Other	176	737
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(29,828)	74,873
Inventory	(312)	21,137
Other current assets	(12,578)	(6,060)
Other long-term assets	(12,301)	3,721
Trade accounts payable and accrued liabilities	30,538	8,485
Income taxes payable	(66)	12,622
Other long-term liabilities	30,157	37,623
Net cash provided by (used for) operating activities	301,100	326,483
Cash flows from investing activities:
Purchases of investments	(19,000)	(14,041)
Sales and maturities of investments	21	11,371
Purchase of intangible assets	—	(3,600)
Capital expenditures	(272,080)	(179,902)
Proceeds from sales of assets	24,030	121,678
Other	27	(594)
Net cash (used for) provided by investing activities	(267,002)	(65,088)
Cash flows from financing activities:
Reduction in long-term debt	(133,853)	(151,508)
Debt issuance costs	(3,864)	(2,421)
Proceeds from revolving credit facilities	250,000	565,000
Reduction in revolving credit facilities	(710,000)	(312,500)
Proceeds from issuance of common shares, net of issuance costs	3,767	—
Repurchase of common and preferred shares	(4,523)	—
Dividends to common and preferred shareholders	(65)	(7,380)
Redeemable noncontrolling interest distribution	—	(49,077)
Distributions to noncontrolling interest	(3,489)	(1,790)
Other	(445)	(2,496)
Net cash (used for) provided by financing activities	(602,472)	37,828
Effect of exchange rate changes on cash and cash equivalents	(863)	(720)
Net increase (decrease) in cash and cash equivalents and restricted cash	(569,237)	298,503
Cash and cash equivalents and restricted cash, beginning of period	1,273,510	475,280
Cash and cash equivalents and restricted cash, end of period	$704,273	$773,783

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	991,471	472,246
Restricted cash, beginning of period	282,039	3,034
Cash and cash equivalents and restricted cash, beginning of period	$1,273,510	$475,280

Cash and cash equivalents, end of period	420,307	771,878
Restricted cash, end of period	283,966	1,905
Cash and cash equivalents and restricted cash, end of period	$704,273	$773,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Mandatory Convertible				Capital	Accumulated	Retained
	Preferred Shares		Common Shares		in Excess	Other	Earnings		Non-
		Par		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of June 30, 2021	—	$—	9,181	$459	$3,433,144	$(8,624)	$(1,290,309)	$(1,315,751)	$118,024	$936,943
Net income (loss)	—	—	—	—	—	—	(122,500)	—	6,778	(115,722)
PSU distribution equivalent rights	—	—	—	—	—	—	(65)	—	—	(65)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(2,248)	—	—	—	(2,248)
Share-based compensation	—	—	—	—	4,465	—	—	—	—	4,465
Share issuance	—	—	148	7	12,865	—	—	—	—	12,872
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(2,356)	—	—	(2,356)
Other	—	—	2	—	(66)	—	—	—	—	(66)
As of September 30, 2021	—	$—	9,331	$466	$3,450,408	$(10,872)	$(1,415,230)	$(1,315,751)	$124,802	$833,823

As of June 30, 2022	—	$—	10,509	$525	$3,528,440	$(9,956)	$(1,750,058)	$(1,315,751)	$147,602	$600,802
Net income (loss)	—	—	—	—	—	—	(13,783)	—	9,322	(4,461)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(1,611)	—	—	—	(1,611)
Share-based compensation	—	—	—	—	4,024	—	—	—	—	4,024
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(2,601)	—	—	(2,601)
Other	—	—	(2)	—	(89)	—	101	—	—	12
As of September 30, 2022	—	$—	10,507	$525	$3,532,375	$(11,567)	$(1,766,341)	$(1,315,751)	$156,924	$596,165

	Mandatory Convertible				Capital	Accumulated	Retained
	Preferred Shares		Common Shares		in Excess	Other	Earnings		Non-
		Par		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of December 31, 2020	4,870	$5	8,383	$419	$3,423,935	$(11,124)	$(946,100)	$(1,315,751)	$105,424	$1,256,808
Net income (loss)	—	—	—	—	—	—	(455,595)	—	21,168	(434,427)
PSU distribution equivalent rights	—	—	—	—	—	—	(75)	—	—	(75)
Dividends to preferred shareholders ($0.75 per share)	—	—	—	—	—	—	(3,653)	—	—	(3,653)
Issuance of warrants on common shares	—	—	—	—	—	—	(2,719)	—	—	(2,719)
Other comprehensive income (loss), net of tax	—	—	—	—	—	252	—	—	—	252
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(1,790)	(1,790)
Share issuance	—	—	148	7	12,865	—	—	—	—	12,872
Share-based compensation	—	—	—	—	15,205	—	—	—	—	15,205
Conversion of preferred shares	(4,870)	(5)	668	34	(34)	—	—	—	—	(5)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(7,088)	—	—	(7,088)
Other	—	—	132	6	(1,563)	—	—	—	—	(1,557)
As of September 30, 2021	—	$—	9,331	$466	$3,450,408	$(10,872)	$(1,415,230)	$(1,315,751)	$124,802	$833,823

As of December 31, 2021	—	$—	9,295	$466	$3,454,563	$(10,634)	$(1,537,988)	$(1,315,751)	$128,282	$718,938
Impact of adoption of ASU 2020-06 (Note 2)	—	—	—	—	(81,881)	—	60,701	—	—	(21,180)
As of January 1, 2022	—	—	9,295	466	3,372,682	(10,634)	(1,477,287)	(1,315,751)	128,282	697,758
Net income (loss)	—	—	—	—	—	—	(281,196)	—	32,132	(249,064)
Warrant Exercise, net of tax	—	—	1,051	52	152,451	—	—	—	—	152,503
Other comprehensive income (loss), net of tax	—	—	—	—	—	(933)	—	—	—	(933)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(3,490)	(3,490)
Share-based compensation	—	—	—	—	11,854	—	—	—	—	11,854
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(7,720)	—	—	(7,720)
Other	—	—	161	7	(4,612)	—	(138)	—	—	(4,743)
As of September 30, 2022	—	$—	10,507	$525	$3,532,375	$(11,567)	$(1,766,341)	$(1,315,751)	$156,924	$596,165

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

With operations in over 15 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of September 30, 2022 included:

●	299 actively marketed rigs for land-based drilling operations in the United States and various countries throughout the world; and

●	29 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

The short- and long-term implications of the military hostilities between Russia and Ukraine, which began in early 2022, are difficult to predict at this time. We continue to actively monitor this dynamic situation and will fulfill any existing obligations in full compliance with applicable international laws and sanctions. As of September 30, 2022, 1.1% of our property, plant and equipment, net was located in Russia. For the nine months ending September 30, 2022, 1.6% of our operating revenues was from operations in Russia.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “Commission”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly our financial position as of September 30, 2022 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the nine months ended September 30, 2022 may not be indicative of results that will be realized for the full year ending December 31, 2022.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	September 30,	December 31,
	2022	2021

	(In thousands)
Raw materials	$117,167	$105,638
Work-in-progress	6,615	1,368
Finished goods	5,334	19,442
	$129,116	$126,448

Special Purpose Acquisition Company

Nabors Energy Transition Corp. (“NETC”) is a consolidated VIE that is included in the accompanying consolidated financial statements under the following captions:

Restricted cash held in trust

As part of the initial public offering of NETC and subsequent private placement warrant transactions, $281.5 million has been deposited in an interest-bearing U.S. based trust account (“Trust Account”). As of September 30, 2022 and December 31, 2021, the Trust Account balance was $283.0 million and $281.5 million, respectively. The funds held in the Trust Account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations.

Redeemable noncontrolling interest in subsidiary

The company accounts for the non-controlling interest in NETC as subject to possible redemption in accordance with FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” NETC’s common stock features certain redemption rights, which are considered to be outside the company’s control and subject to occurrence of uncertain future events. Accordingly, the $281.5 million of non-controlling interest subject to possible redemption is presented at full redemption value as temporary equity, outside of the stockholders’ equity section in the accompanying consolidated financial statements as of September 30, 2022.

Nabors will recognize any future changes in redemption value immediately as they occur – i.e., adjust the carrying amount of the instrument to its current redemption amount at each reporting period.

Recently adopted accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).  This ASU (a) simplifies an issuer’s accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separate accounting for embedded conversion features, (b) amends diluted EPS calculations for convertible instruments by requiring the use of the if-converted method and (c) simplifies the settlement assessment entities are required to perform on contracts that can potentially settle in an entity’s own equity by removing certain requirements. ASU 2020-06 was required to be adopted on January 1, 2022.  The adoption of this ASU was determined not to be material to our condensed consolidated financial statements.  Using the modified retrospective method, the adoption of this ASU resulted in a pre-tax adjustment of $27.5 million to eliminate the remaining unamortized debt discount within long-term debt on our condensed consolidated balance sheet.  Also, we recognized the cumulative effect of this change as a $60.7 million adjustment to the opening balance of retained earnings (accumulated deficit) and an $81.9 million adjustment to capital in excess of par in our condensed consolidated statement of changes in equity for the nine months ended September 30, 2022.  We will revise our condensed consolidated statement of changes in equity for the three months ended March 31, 2022, in future filings to correctly reflect the cumulative effect of this change as of January 1, 2022.

Note 3 Joint Ventures

During 2016, we entered into an agreement with Saudi Aramco to form a joint venture known as SANAD to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. SANAD is equally owned by Saudi Aramco and Nabors.

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, each with a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests which accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying condensed consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. As of September 30, 2022, the amount included in redeemable noncontrolling interest was $401.5 million. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet. In 2021, SANAD settled approximately $120 million of the accrued interest from inception to December 2021, by making cash payments to each partner for their respective amounts. The assets and liabilities included in the condensed balance sheet below are (a) assets that can either be used to settle obligations of the VIE or be made available in the future to the equity owners through dividends, distributions or in exchange of the redeemable ownership interests (upon mutual agreement of the owners) or (b) liabilities for which creditors do not have recourse to other assets of Nabors.

The condensed balance sheet of SANAD, as included in our condensed consolidated balance sheet, is presented below.

	September 30,	December 31,
	2022	2021

	(In thousands)
Assets:
Cash and cash equivalents	$305,641	$293,037
Accounts receivable	88,008	88,174
Other current assets	10,181	6,662
Property, plant and equipment, net	491,304	467,587
Other long-term assets	18,347	19,010
Total assets	$913,481	$874,470
Liabilities:
Accounts payable	$60,190	$61,278
Accrued liabilities	11,517	6,021
Other liabilities	28,711	26,300
Total liabilities	$100,418	$93,599

Note 4 Accounts Receivable Purchase and Sales Agreements

The Company has entered into an accounts receivable sales agreement (the “A/R Sales Agreement”) and an accounts receivable purchase agreement (the “A/R Purchase Agreement,” and, together with the A/R Sales Agreement, the “A/R Facility”).  As part of the A/R Facility, the Company continuously sells designated pools of receivables as they are originated by it and certain U.S. subsidiaries to a separate, bankruptcy-remote, special purpose entity (“SPE”) pursuant to the A/R Sales Agreement.  Pursuant to the A/R Purchase Agreement, the SPE in turn sells, transfers, conveys and assigns to unaffiliated third party financial institutions (the “Purchasers”) all the rights, title and interest in and to its pool of eligible receivables (the “Eligible Receivables”). The sale of the Eligible Receivables qualifies for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing. During the period of this program, cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. The remaining receivables held by the SPE were pledged to secure the collectability of the sold Eligible Receivables. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection.  The amount of receivables pledged as collateral as of September 30, 2022 and December 31, 2021 is approximately $58.5 million and $44.2 million, respectively.

In July 2021, we entered into the First Amendment to the A/R Purchase Agreement (the “First Amendment”), which reduced the commitments of the third-party financial institutions (the “Purchasers”) from $250 million to $150 million and extended the term of the agreements by two years, to August 13, 2023.

In June 2022, we entered into the Third Amendment to the A/R Purchase Agreement which extended the term of the A/R Purchase Agreement to August 13, 2024 and increased the commitments of the Purchasers under the A/R Purchase Agreement from $150 million to $250 million.  Subject to Purchaser approval, the A/R Purchase Agreement has the possibility of being increased up to $300 million.  The expiration of the agreement can be accelerated to November 16, 2022, if any of the 5.5% Senior Notes due 2023 remain outstanding as of such date; to June 17, 2023 if any of the 5.1% Senior Notes remain outstanding as of such date; or, to October 17, 2023 if $88.5 million or more of the outstanding aggregate principal amount of the 0.75% Senior Exchangeable Notes remain outstanding and not refinanced as of such date.  On October 13, 2022, we issued a Notice of Optional Full Redemption for all of the 5.5% Senior Notes due 2023 effective November 15, 2022.

The amount available for sale to the Purchasers under the A/R Purchase Agreement fluctuates over time based on the total amount of Eligible Receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of September 30, 2022, approximately $167.0 million had been sold to and as yet uncollected by the Purchasers. As of December 31, 2021, the corresponding number was approximately $113.0 million.

Note 5 Debt

Debt consisted of the following:

	September 30,	December 31,
	2022	2021

	(In thousands)
5.50% senior notes due January 2023 (1)	$19,733	$24,446
5.10% senior notes due September 2023 (1)	52,853	82,703
0.75% senior exchangeable notes due January 2024	177,005	259,839
5.75% senior notes due February 2025	502,471	548,458
6.50% senior priority guaranteed notes due February 2025	—	50,485
9.00% senior priority guaranteed notes due February 2025	210,242	218,082
7.25% senior guaranteed notes due January 2026	557,902	559,978
7.375% senior priority guaranteed notes due May 2027	700,000	700,000
7.50% senior guaranteed notes due January 2028	389,609	389,609
2018 revolving credit facility	—	460,000
	$2,609,815	$3,293,600
Less: deferred financing costs	24,298	30,805
Long-term debt	$2,585,517	$3,262,795

(1)	The 5.50% senior notes due January 2023 and the 5.10% senior notes due September 2023 were classified as long-term as of September 30, 2022, because we had the ability and intent to refinance these obligations utilizing our 2022 Credit Agreement.

During the nine months ended September 30, 2022, we repurchased $69.2 million aggregate principal amount of various outstanding Nabors Delaware’s notes for approximately $68.8 million in cash, including principal and $1.0 million in accrued and unpaid interest. In connection with these repurchases, we recognized a $3.2 million gain for the nine months ended September 30, 2022 which is included in Other, net in our condensed consolidated statement of income (loss). Also, during the nine months ended September 30, 2022, $131.7 million in maturity value of our notes were tendered by warrant holders, and retired, in connection with exercises of the common stock warrants. On October 13, 2022, we issued a Notice of Optional Full Redemption for all of the 5.5% Senior Notes due 2023 effective November 15, 2022.

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

Nine months ended September 30,
2021
Exchanged	(in thousands)
0.75% senior exchangeable notes due January 2024	$35,000
5.75% senior notes due February 2025	5,000
Aggregate principal amount exchanged	40,000
Aggregate principal amount of debt issued in exchanges	26,050

0.75% Senior Exchangeable Notes Due January 2024

In January 2017, Nabors Delaware issued $575.0 million in aggregate principal amount of 0.75% exchangeable senior unsecured notes due 2024, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 0.75% per year payable semiannually on January 15 and July 15 of each year, beginning on July 15, 2017. As of September 30, 2022 and December 31, 2021, there was approximately $177.0 million and $287.3 million in aggregate principal amount that remained outstanding, respectively.

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

2022 Credit Agreement

On January 21, 2022, Nabors Delaware entered into a revolving credit agreement between Nabors Delaware, the guarantors from time to time party thereto, the issuing banks (the “Issuing Banks”) and other lenders party thereto (the “Lenders”) and Citibank, N.A., as administrative agent (the “2022 Credit Agreement”). Under the 2022 Credit Agreement, the Lenders have committed to provide to Nabors Delaware up to an aggregate principal amount at any time outstanding not in excess of $350.0 million (with an accordion feature for an additional $100.0 million, subject to lender approval) under a secured revolving credit facility, including sub-facilities provided by certain of the Lenders for letters of credit in an aggregate principal amount at any time outstanding not in excess of $100.0 million.

The 2022 Credit Agreement permits the incurrence of additional indebtedness secured by liens, which may include liens on the collateral securing the facility, in an amount up to $150.0 million as well as a grower basket for term loans in an amount not to exceed $100.0 million secured by liens not on the collateral. The Company is required to maintain an interest coverage ratio (EBITDA/interest expense), which increases on a quarterly basis, and a minimum guarantor value, requiring the guarantors (other than the Company) and their subsidiaries to own at least 90% of the consolidated property, plant and equipment of the Company. The facility matures on the earlier of (a) January 21, 2026 and (b) (i) to the extent any principal amount of Nabors Delaware’s existing 5.1% senior notes due 2023 or 5.75% senior notes due 2025 remains outstanding on the date that is 90 days prior to the applicable maturity date for such indebtedness, then such 90th day or (ii) to the extent 50% or more of the outstanding (as of the closing date) aggregate principal amount of the 0.75% senior exchangeable notes due 2024 remains outstanding and not refinanced or defeased on the date that is 90 days prior to the maturity date for such indebtedness, then such 90th day.

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

As of September 30, 2022, we had no borrowings outstanding under our 2022 Credit Agreement. The weighted average interest rate on borrowings under the 2022 Credit Agreement at September 30, 2022 was 4.48%. In order to make any future borrowings under the 2022 Credit Agreement, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

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

Common stock warrants

On May 27, 2021, the Board declared a distribution of warrants to purchase its common shares (the “Warrants”) to holders of the Company’s common shares. Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3.2 million Warrants on June 11, 2021 to shareholders of record as of June 4, 2021. As of September 30, 2022, 2.5 million Warrants remain outstanding and 1.1 million common shares have been issued as a result of exercises of Warrants.

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

The Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the Warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Warrants was initially measured at fair value using a Monte Carlo pricing model due to the level of market activity. As of September 30, 2022, the fair value of the Warrants was measured using their trading price. On September 30, 2022, the fair value of the Warrants was approximately $44.7 million. During the three and nine months ended September 30, 2022, approximately $34.0 million of gain and $63.0 million of loss has been recognized for the change in liability and included in Other, net in our consolidated statements of income (loss), respectively.

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

Recurring Fair Value Measurements

Our financial liabilities that are accounted for at fair value on a recurring basis as of September 30, 2022 consisted of the Warrants and are included in other long-term liabilities in the accompanying consolidated financial statements. During the first quarter of 2022, the Warrants transferred from using Level 3 inputs to Level 1 measurements due to increased trading volume. As of September 30, 2022, the Warrants were carried at fair market value and totaled $44.7 million.

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

Fair Value of Debt Instruments

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

	September 30, 2022		December 31, 2021

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
5.50% senior notes due January 2023	$19,733	$19,482	$24,446	$24,736
5.10% senior notes due September 2023	52,853	52,666	82,703	84,044
0.75% senior exchangeable notes due January 2024	177,005	161,282	259,839	257,730
5.75% senior notes due February 2025	502,471	457,947	548,458	508,881
6.50% senior priority guaranteed notes due February 2025	—	—	50,485	50,490
9.00% senior priority guaranteed notes due February 2025	210,242	210,585	218,082	226,914
7.25% senior guaranteed notes due January 2026	557,902	483,735	559,978	522,079
7.375% senior priority guaranteed notes due May 2027	700,000	647,500	700,000	724,906
7.50% senior guaranteed notes due January 2028	389,609	322,627	389,609	346,966
2018 revolving credit facility	—	—	460,000	460,000
	$2,609,815	$2,355,824	$3,293,600	$3,206,746
Less: deferred financing costs	24,298		30,805
	$2,585,517		$3,262,795

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

In March 2011, the Court of Ouargla entered a judgment of approximately $19.8 million (at September 30, 2022 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We appealed this decision again to the Supreme Court, which again overturned the appeals court’s decision. The case was moved back to the court of appeals, which, once again, reinstated the verdict, failing to abide by the Supreme Court’s ruling. Accordingly, we are appealing once more to the Supreme Court to try to get a final ruling on the matter. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $11.8 million in excess of amounts accrued.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2022	2023	2024	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$14,076	39,034	8,442	34,270	$95,822

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(4,461)	$(115,702)	$(249,064)	$(434,434)
Less: net (income) loss attributable to noncontrolling interest	(9,322)	(6,778)	(32,132)	(21,168)
Less: preferred stock dividends	—	—	—	(3,653)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(2,601)	(2,356)	(7,720)	(7,088)
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(16,384)	$(124,836)	$(288,916)	$(466,343)
Income (loss) from discontinued operations, net of tax	$—	$(20)	$—	$7

Weighted-average number of shares outstanding - basic	9,099	7,907	8,830	7,490
Earnings (losses) per share:
Basic from continuing operations	$(1.80)	$(15.79)	$(32.72)	$(62.26)
Basic from discontinued operations	—	—	—	—
Total Basic	$(1.80)	$(15.79)	$(32.72)	$(62.26)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - diluted	$(16,384)	$(124,836)	$(288,916)	$(466,343)
Income (loss) from discontinued operations, net of tax	$—	$(20)	$—	$7

Weighted-average number of shares outstanding - diluted	9,099	7,907	8,830	7,490
Earnings (losses) per share:
Diluted from continuing operations	$(1.80)	$(15.79)	$(32.72)	$(62.26)
Diluted from discontinued operations	—	—	—	—
Total Diluted	$(1.80)	$(15.79)	$(32.72)	$(62.26)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Potentially dilutive securities excluded as anti-dilutive	3,369	4,430	3,369	4,441

Note 10 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	September 30,	December 31,
	2022	2021

	(In thousands)
Accrued compensation	$74,867	$51,993
Deferred revenue and proceeds on insurance and asset sales	39,977	59,816
Other taxes payable	37,697	34,333
Workers’ compensation liabilities	6,588	6,588
Interest payable	55,722	71,814
Litigation reserves	17,676	14,939
Other accrued liabilities	9,368	7,688
	$241,895	$247,171

Investment income (loss) includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Interest and dividend income	$4,814	$211	$6,535	$1,214
Gains (losses) on marketable securities	(1)	(11)	(737)	187
	$4,813	$200	$5,798	$1,401

Other, net included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$4,650	$(168)	$1,129	$17,320
Purchase of technology	—	14,733	—	14,733
Warrant and derivative valuation	(34,049)	—	59,684	—
Impairment of Canada Drilling assets	—	545	—	58,545
Litigation expenses and reserves	4,335	2,603	12,463	5,944
Foreign currency transaction losses (gains)	(877)	867	(4,054)	3,394
(Gain) loss on debt buyback	(1,259)	(2,521)	(3,236)	(10,706)
Other losses (gains)	1,246	6,699	2,989	7,329
	$(25,954)	$22,758	$68,975	$96,559

The changes in accumulated other comprehensive income (loss), by component, included the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2021	$2	$(3,616)	$(7,510)	$(11,124)
Other comprehensive income (loss) before reclassifications	—	(1,900)	2,032	132
Amounts reclassified from accumulated other comprehensive income (loss)	—	120	—	120
Net other comprehensive income (loss)	—	(1,780)	2,032	252
As of September 30, 2021	$2	$(5,396)	$(5,478)	$(10,872)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2022	$2	$(5,356)	$(5,280)	$(10,634)
Other comprehensive income (loss) before reclassifications	—	1,428	(2,481)	(1,053)
Amounts reclassified from accumulated other comprehensive income (loss)	—	120	—	120
Net other comprehensive income (loss)	—	1,548	(2,481)	(933)
As of September 30, 2022	$2	$(3,808)	$(7,761)	$(11,567)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
General and administrative expenses	$52	$52	$156	$156
Total income (loss) from continuing operations before income tax	(52)	(52)	(156)	(156)
Tax expense (benefit)	(12)	(12)	(36)	(36)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(40)	$(40)	$(120)	$(120)

Note 11 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Operating revenues:
U.S. Drilling	$297,178	$173,441	$767,769	$477,346
Canada Drilling	—	6,034	—	39,336
International Drilling	306,355	270,008	881,705	772,128
Drilling Solutions	61,981	45,880	172,042	120,697
Rig Technologies	50,496	42,053	132,326	102,353
Other reconciling items (1)	(21,874)	(13,251)	(60,224)	(37,851)
Total	$694,136	$524,165	$1,893,618	$1,474,009

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$37,776	$(19,700)	$40,213	$(63,905)
Canada Drilling	(9)	1,371	(43)	2,670
International Drilling	(907)	(7,297)	(2,629)	(34,368)
Drilling Solutions	20,099	8,607	53,068	19,841
Rig Technologies	3,412	1,926	2,788	(1,335)
Total segment adjusted operating income (loss)	$60,371	$(15,093)	$93,397	$(77,097)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss):
Net income (loss)	$(4,461)	$(115,722)	$(249,064)	$(434,427)
Income (loss) from discontinued operations, net of tax	—	20	—	(7)
Income (loss) from continuing operations, net of tax	(4,461)	(115,702)	(249,064)	(434,434)
Income tax expense (benefit)	12,352	2,784	35,376	37,228
Income (loss) from continuing operations before income taxes	$7,891	$(112,918)	(213,688)	$(397,206)
Investment (income) loss	(4,813)	(200)	(5,798)	(1,401)
Interest expense	43,841	42,217	133,650	126,906
Other, net	(25,954)	22,758	68,975	96,559
Other reconciling items (3)	39,406	33,050	110,258	98,045
Total segment adjusted operating income (loss) (2)	$60,371	$(15,093)	$93,397	$(77,097)

	September 30,	December 31,
	2022	2021

	(In thousands)
Total assets:
U.S. Drilling	$1,444,686	$1,606,683
Canada Drilling	368	1,392
International Drilling	2,297,339	2,380,703
Drilling Solutions	59,261	65,899
Rig Technologies	189,878	190,489
Other reconciling items (3)	777,023	1,280,198
Total	$4,768,555	$5,525,364
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment.

(2)	Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, investment income (loss), and other, net. Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation from net income (loss) is provided in the above table.

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	September 30, 2022

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$247,290	$—	$—	$40,561	$27,279	$—	$315,130
U.S. Offshore Gulf of Mexico	31,108	—	—	2,476	—	—	33,584
Alaska	18,780	—	—	530	—	—	19,310
Canada	—	—	—	368	1,354	—	1,722
Middle East & Asia	—	—	204,544	10,044	19,324	—	233,912
Latin America	—	—	79,366	7,849	89	—	87,304
Europe, Africa & CIS	—	—	22,445	153	2,450	—	25,048
Eliminations & other	—	—	—	—	—	(21,874)	(21,874)
Total	$297,178	$—	$306,355	$61,981	$50,496	$(21,874)	$694,136

	Nine Months Ended
	September 30, 2022
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$627,774	$—	$—	$110,527	$77,677	$—	$815,978
U.S. Offshore Gulf of Mexico	91,481	—	—	8,079	—	—	99,560
Alaska	48,514	—	—	1,284	—	—	49,798
Canada	—	—	—	1,146	3,573	—	4,719
Middle East & Asia	—	—	590,678	29,520	43,128	—	663,326
Latin America	—	—	226,866	20,840	89	—	247,795
Europe, Africa & CIS	—	—	64,161	646	7,859	—	72,666
Eliminations & other	—	—	—	—	—	(60,224)	(60,224)
Total	$767,769	$—	$881,705	$172,042	$132,326	$(60,224)	$1,893,618

	Three Months Ended
	September 30, 2021

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$132,639	$—	$—	$26,917	$17,040	$—	$176,596
U.S. Offshore Gulf of Mexico	35,063	—	—	1,634	—	—	36,697
Alaska	5,739	—	—	163	1	—	5,903
Canada	—	6,034	—	340	1,046	—	7,420
Middle East & Asia	—	—	179,617	10,872	20,678	—	211,167
Latin America	—	—	70,692	5,564	—	—	76,256
Europe, Africa & CIS	—	—	19,699	390	3,288	—	23,377
Eliminations & other	—	—	—	—	—	(13,251)	(13,251)
Total	$173,441	$6,034	$270,008	$45,880	$42,053	$(13,251)	$524,165

	Nine Months Ended
	September 30, 2021
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$363,536	$—	$—	$66,801	$45,025	$—	$475,362
U.S. Offshore Gulf of Mexico	95,222	—	—	6,192	—	—	101,414
Alaska	18,588	—	—	484	14	—	19,086
Canada	—	39,336	—	998	3,329	—	43,663
Middle East & Asia	—	—	522,142	29,320	43,334	—	594,796
Latin America	—	—	184,531	15,788	176	—	200,495
Europe, Africa & CIS	—	—	65,455	1,114	10,475	—	77,044
Eliminations & other	—	—	—	—	—	(37,851)	(37,851)
Total	$477,346	$39,336	$772,128	$120,697	$102,353	$(37,851)	$1,474,009

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In millions)
As of December 31, 2021	$350.0	$24.9	$1.9	$42.9	$29.3
As of September 30, 2022	$380.2	$22.9	$0.6	$25.4	$5.4

Approximately 57% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2022, of which 45% was recognized during the nine months ended September 30, 2022, and 28% is expected to be recognized during 2023. The remaining 15% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2024 or thereafter.

Additionally, 87% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2022, of which 77% was recognized during the nine months ended September 30, 2022, and 13% is expected to be recognized during 2023. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

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

During 2020, global oil markets experienced unprecedented volatility. As a result, we experienced a significant reduction in demand for our services throughout 2020 and into 2021, both in the US and in many international markets. The US drilling rig market began to stabilize during the second half of 2020 and has improved at a measured rate since 2020 through the first three quarters of 2022. We expect continued increases in activity throughout the remainder of 2022 and 2023 for the US market. In our International markets since 2020, we have seen a substantial resumption of overall activity to near pre-COVID-19 levels. In certain key markets, activity has been restored to pre-COVID levels.

We are becoming increasingly engaged with new energy solution opportunities, specifically focused around the reduction of carbon emissions, geothermal technologies and energy storage. Additionally, the Company continues to invest in technologies and solutions that will support the new energy transition. We expect to see continued growth in these areas as new energy solutions expand.

More recently, several global commodity markets, including oil and gas, have been impacted by the effects of the war in Ukraine. These consequences include severe economic sanctions against the Russian government as well as certain Russian businesses and individuals, in addition to a reorientation of the global sources of oil and gas supply and a significant increase in the related commodity prices. Government actions, as well as those by large producers, also continue to impact energy markets. Although higher commodity prices have historically led to an increase in oilfield activity, the ultimate outcome of these events and the impact on our business remains uncertain.

Recent Developments

2022 Credit Agreement

On January 21, 2022, we entered into a revolving credit agreement between Nabors Delaware, the guarantors from time to time party thereto, the issuing banks (the “Issuing Banks”) and other lenders party thereto (the “Lenders”) and Citibank, N.A., as administrative agent (the “2022 Credit Agreement”). The 2022 Credit Agreement replaced the 2018 Revolving Credit Facility. Under the 2022 Credit Agreement, the Lenders have committed to provide up to an aggregate principal amount at any time outstanding not in excess of $350.0 million (with an accordion feature for an additional $100.0 million) to Nabors Delaware under a secured revolving credit facility, including sub-facilities provided by certain of the Lenders for letters of credit in an aggregate principal amount at any time outstanding not in excess of $100.0 million. The facility matures on the earlier of (a) January 21, 2026 and (b) (i) to the extent any principal amount of Nabors Delaware’s existing 5.1% senior notes due 2023 or 5.75% senior notes due 2025 remains outstanding on the date that is 90 days prior to the applicable maturity date for such indebtedness, then such 90th day or (ii) to the extent 50% or more of the outstanding (as of the closing date) aggregate principal amount of the 0.75% senior exchangeable notes due 2024 remains outstanding and not refinanced or defeased on the date that is 90 days prior to the maturity date for such indebtedness, then such 90th day.

Financial Results

Comparison of the three months ended September 30, 2022 and 2021

Operating revenues for the three months ended September 30, 2022 totaled $694.1 million, representing an increase of $170.0 million, or 32%, compared to the three months ended September 30, 2021. All of our operating segments, with the exception of Canada Drilling due to its sale, experienced an increase in operating revenues over this period. For a more detailed description of operating results see Segment Results of Operations below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $13.8 million ($1.80 per diluted share) for the three months ended September 30, 2022 compared to a net loss from continuing operations attributable to Nabors common shareholders of $122.5 million ($15.79 per diluted share) for the three months ended September 30, 2021, or a $108.7 million decrease in the net loss. The majority of the decrease in net loss is attributable to improved market conditions, which has resulted in improved adjusted operating income in all our segments from the prior year, together with $34.0 million of mark-to-market gains from the common stock warrants during the third quarter of 2022.

General and administrative expenses for the three months ended September 30, 2022 totaled $57.6 million, representing an increase of $4.7 million, or 9%, compared to the three months ended September 30, 2021. This is reflective of increases in workforce costs and general operating costs as market conditions have improved and operating levels have increased.

Research and engineering expenses for the three months ended September 30, 2022 totaled $13.4 million, representing an increase of $3.9 million, or 41%, compared to the three months ended September 30, 2021. This is primarily reflective of an increase in research and development activities, along with increased engineering support costs for the higher general operating activity levels, as market conditions have improved.

Depreciation and amortization expense for the three months ended September 30, 2022 was $169.9 million, representing a decrease of $3.5 million, or 2%, compared to the three months ended September 30, 2021. The decrease is attributable to the combination of (a) a reduction in depreciation as a result of the many assets that have recently reached the end of their useful lives and (b) limited capital expenditures over recent years.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	September 30,
	2022	2021	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$297,178	$173,441	$123,737	71%
Adjusted operating income (loss) (1)	$37,776	$(19,700)	$57,476	292%
Average rigs working (2)	99.8	72.6	27.2	37%

Canada Drilling
Operating revenues	$—	$6,034	$(6,034)	(100)%
Adjusted operating income (loss) (1)	$(9)	$1,371	$(1,380)	(101)%
Average rigs working (2)	—	4.1	(4.1)	(100)%

International Drilling
Operating revenues	$306,355	$270,008	$36,347	13%
Adjusted operating income (loss) (1)	$(907)	$(7,297)	$6,390	88%
Average rigs working (2)	74.6	67.0	7.6	11%

Drilling Solutions
Operating revenues	$61,981	$45,880	$16,101	35%
Adjusted operating income (loss) (1)	$20,099	$8,607	$11,492	134%

Rig Technologies
Operating revenues	$50,496	$42,053	$8,443	20%
Adjusted operating income (loss) (1)	$3,412	$1,926	$1,486	77%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 11—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment increased by $123.7 million or 71% during the three months ended September 30, 2022 compared to the corresponding period in 2021. This increase was due to a 37% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our drilling services have rebounded and increased since the prior year. The increase is also attributable to an increase in overall average day rates, as pricing for our services has improved.

Canada Drilling

Operating revenues decreased during the three months ended September 30, 2022 compared to the corresponding prior year period due to the sale of the Canada Drilling assets in July 2021.

International Drilling

Operating revenues for our International Drilling segment increased by $36.3 million or 13% compared to the corresponding prior year period. This increase was due to an 11% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our drilling services have rebounded and increased since the prior year.

Drilling Solutions

Operating revenues for this segment increased by $16.1 million or 35% during the three months ended September 30, 2022 compared to the corresponding period in 2021 as market conditions and demand for our services have rebounded and drilling activity has increased since the prior year.

Rig Technologies

Operating revenues for our Rig Technologies segment increased by $8.4 million or 20% during the three months ended September 30, 2022 compared to the corresponding period as market conditions and demand for our services have improved since the prior year.

Other Financial Information

Interest expense

Interest expense for the three months ended September 30, 2022 was $43.8 million, representing an increase of $1.6 million, or 4%, compared to the three months ended September 30, 2021. The increase was primarily due to the issuance in November 2021 of $700 million in 7.375% senior priority guaranteed notes due May 2027, partially offset by a reduction to our overall debt levels, outstanding notes and credit facilities.

Other, net

Other, net for the three months ended September 30, 2022 was a gain of $26.0 million. This consists of approximately $34.0 million related to mark-to-market gains from the common stock warrants and derivatives, partially offset by $4.7 million in losses on sales and disposals of long-lived assets and $4.3 million due to increases in litigation reserves.

Other, net for the three months ended September 30, 2021 was a loss of $22.8 million. Approximately $14.7 million of this amount related to costs incurred during the quarter on our energy transition initiatives, including the purchase of certain development stage technologies that were expensed. In addition, there was an increase in litigation reserves of $2.6 million, $1.5 million of loss on net derivative losses and $0.9 million in foreign currency loss.

Income tax

Our worldwide tax expense for the three months ended September 30, 2022 was $12.4 million compared to $2.8 million for the three months ended September 30, 2021. The increase in tax expense was primarily attributable to the change in amount and geographic mix of our pre-tax earnings (losses).

Comparison of the nine months ended September 30, 2022 and 2021

Operating revenues for the nine months ended September 30, 2022 totaled $1.9 billion, representing an increase of $419.6 million, or 28%, compared to the nine months ended September 30, 2021. All of our operating segments, with the exception of Canada Drilling due to its sale, experienced an increase in operating revenues over this period. For a more detailed description of operating results, see Segment Results of Operations below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $281.2 million ($32.72 per diluted share) for the nine months ended September 30, 2022 compared to a net loss from continuing operations attributable to Nabors common shareholders of $459.3 million ($62.26 per diluted share) for the nine months ended September 30, 2021, or a $178.1 million decrease in the net loss. The majority of the decrease in net loss is attributable to improved market conditions, which has resulted in improved adjusted operating income in all our segments from the prior year, with the exception of Canada Drilling due to its sale, together with lower depreciation.

General and administrative expenses for the nine months ended September 30, 2022 totaled $169.4 million, representing an increase of $10.3 million, or 6%, compared to the nine months ended September 30, 2021. This is reflective of increases in workforce costs and general operating costs as market conditions have improved and operating levels have increased.

Research and engineering expenses for the nine months ended September 30, 2022 totaled $36.0 million, representing an increase of $11.1 million, or 45%, compared to the nine months ended September 30, 2021. This is primarily reflective of an increase in research and development activities, along with increased engineering support costs for the higher general operating activity levels, as market conditions have improved.

Depreciation and amortization expense for the nine months ended September 30, 2022 was $496.2 million, representing a decrease of $29.2 million, or 6%, compared to the nine months ended September 30, 2021. The decrease is attributable to the combination of (a) a reduction in depreciation as a result of the many assets that have recently reached the end of their useful lives, (b) limited capital expenditures over recent years, and (c) the sale of Canada Drilling assets in July 2021.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Nine Months Ended
	September 30,
	2022	2021	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$767,769	$477,346	$290,423	61%
Adjusted operating income (loss) (1)	$40,213	$(63,905)	$104,118	163%
Average rigs working (2)	95.5	67.5	28.0	41%

Canada Drilling
Operating revenues	$—	$39,336	$(39,336)	(100)%
Adjusted operating income (loss) (1)	$(43)	$2,670	$(2,713)	(102)%
Average rigs working (2)	—	8.6	(8.6)	(100)%

International Drilling
Operating revenues	$881,705	$772,128	$109,577	14%
Adjusted operating income (loss) (1)	$(2,629)	$(34,368)	$31,739	92%
Average rigs working (2)	73.6	66.7	6.9	10%

Drilling Solutions
Operating revenues	$172,042	$120,697	$51,345	43%
Adjusted operating income (loss) (1)	$53,068	$19,841	$33,227	167%

Rig Technologies
Operating revenues	$132,326	$102,353	$29,973	29%
Adjusted operating income (loss) (1)	$2,788	$(1,335)	$4,123	309%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 11—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment increased by $290.4 million or 61% during the nine months ended September 30, 2022 compared to the corresponding period in 2021. This increase was due to a 41% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our drilling services have rebounded and increased since the prior year. The increase is also attributable to an increase in day rates, as pricing for our services has improved.

Canada Drilling

Operating revenues decreased during the nine months ended September 30, 2022 compared to the corresponding prior year period due to the sale of the Canada Drilling assets in July 2021.

International Drilling

Operating revenues for our International Drilling segment during the nine months ended September 30, 2022 increased by $109.6 million or 14% compared to the corresponding prior year period. This increase was due to a 10% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our drilling services have rebounded and increased since the prior year. The increase is also partially attributable to an increase in day rates, as pricing for our services has improved.

Drilling Solutions

Operating revenues for this segment increased by $51.3 million or 43% during the nine months ended September 30, 2022 compared to the corresponding period in 2021 as market conditions and demand for our services have rebounded and drilling activity has increased since the prior year.

Rig Technologies

Operating revenues for our Rig Technologies segment increased by $30.0 million or 29% during the nine months ended September 30, 2022 compared to the corresponding period as market conditions and demand for our services have improved since the prior year.

Other Financial Information

Interest expense

Interest expense for the nine months ended September 30, 2022 was $133.7 million, representing an increase of $6.7 million, or 5%, compared to the nine months ended September 30, 2021. The increase was primarily due to the issuance in November 2021 of $700 million in 7.375% senior priority guaranteed notes due May 2027, partially offset by a reduction to our overall debt levels, outstanding notes and credit facilities.

Other, net

Other, net for the nine months ended September 30, 2022 was a loss of $69.0 million. Approximately $59.7 million of this amount related to derivative mark-to-market losses from the common stock warrants and $12.5 million from increases in litigation reserves. In addition, there were $4.1 million in foreign currency gain and $3.2 million related to net gains on debt buybacks.

Other, net for the nine months ended September 30, 2021 was $96.6 million of loss, which included $58.5 million in impairments for the Canada Drilling assets sold in July 2021 and approximately $17.3 million related to net losses on sales and disposals of assets. Also, $14.7 million was related to costs incurred on our energy transition initiatives, including the purchase of certain development stage technologies that were expensed.

Income tax

Our worldwide tax expense for the nine months ended September 30, 2022 was $35.4 million compared to $37.2 million for the nine months ended September 30, 2021. The decrease in tax expense was primarily attributable to the change in amount and geographic mix of our pre-tax earnings (losses).

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and cash generated from operations. As of September 30, 2022, we had cash and short-term investments of $425.1 million and working capital of $406.7 million. As of December 31, 2021, we had cash and short-term investments of $991.5 million and working capital of $1.0 billion.

At September 30, 2022, we had no borrowings outstanding under the 2022 Credit Agreement, which has a total borrowing capacity of $350.0 million.

The 2022 Credit Agreement requires us to maintain an interest coverage ratio (EBITDA/interest expense), which increases on a quarterly basis, and a minimum guarantor value, requiring the guarantors (other than the Company) and their subsidiaries to own at least 90% of the consolidated property, plant and equipment of the Company. Additionally, the Company is subject to certain covenants (which are subject to certain exceptions) and include, among others, (a) a covenant restricting our ability to incur liens (subject to the additional liens basket of up to $150.0 million), (b) a covenant restricting its ability to pay dividends or make other distributions with respect to its capital stock and to repurchase certain indebtedness, and (c) a covenant restricting the ability of the Company’s subsidiaries to incur debt (subject to the grower basket of up to $100.0 million). As of September 30, 2022, we were in compliance with both the interest coverage ratio and the minimum guarantor value requirements under the 2022 Credit Agreement. We also had $64.8 million of letters of credit outstanding under the 2022 Credit Agreement.

As of the date of this report, we are in compliance with all covenants under the 2022 Credit Agreement. If we fail to perform our obligations under the covenants, the revolving credit commitments under the 2022 Credit Agreement could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. If necessary, we have the ability to manage our covenant compliance by taking certain actions including reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. We expect to remain in compliance with all covenants under the 2022 Credit Agreement during the twelve month period following the date of this report based on our current operational and financial projections. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

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

We had 18 letter-of-credit facilities with various banks as of September 30, 2022. Availability under these facilities as of September 30, 2022 was as follows:

September 30,
2022
(In thousands)
Credit available	$620,552
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	76,252
Remaining availability	$544,300

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

On June 27, 2022, we entered into the Third Amendment to the A/R Purchase Agreement which extended the term of the Purchase Agreement to August 13, 2024 and increased the commitments of the Purchasers from $150 million to $250 million. Subject to Purchaser approval, the A/R Purchase Agreement contains the possibility of being increased up to $300 million. The expiration of the A/R Purchase Agreement can be accelerated to November 16, 2022, if any of the 5.5% Senior Notes due 2023 remain outstanding as of such date; to June 17, 2023 if any of the 5.1% Senior Notes remain outstanding as of such date; or, to October 17, 2023 if 50% or more of the outstanding aggregate principal amount of the 0.75% Senior Exchangeable Notes remain outstanding and not refinanced as of such date. On October 13, 2022, we issued a Notice of Optional Full Redemption for all of the 5.5% Senior Notes due 2023 effective November 15, 2022.

The amount available for purchase under the A/R Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Facility is approximately $250.0 million and the amount of receivables purchased by the third-party Purchasers as of September 30, 2022 was $167.0 million.

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

Purchase commitments outstanding at September 30, 2022 totaled approximately $272.5 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included below under “Off-Balance Sheet Arrangements (Including Guarantees).”

There have been no material changes to the contractual cash obligations that were included in our 2021 Annual Report.

On August 25, 2015, our Board authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400.0 million of our common shares by various means, including in the open market or in privately negotiated transactions. Authorization for the program, which was renewed in February 2019, does not have an expiration date and does not obligate us to repurchase any of our common shares. Since establishing the program, we have repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of September 30, 2022, the remaining amount authorized under the program that may be used to purchase shares was $278.9 million. As of September 30, 2022, our subsidiaries held 1.1 million of our common shares.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the nine months ended September 30, 2022 and 2021 below.

Operating Activities. Net cash provided by operating activities totaled $301.1 million during the nine months ended September 30, 2022, compared to net cash provided of $326.5 million during the corresponding 2021 period. Operating cash flows are our primary source of capital and liquidity.  Cash from operating results (before working capital changes) was $295.5 million for the nine months ended September 30, 2022, an increase of $121.4 million when compared to $174.1 million in the corresponding 2021 period. This was due to the increase in activity across our business for the nine month period ended September 30, 2022 compared to the nine month period ended September 30, 2021. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are also significant factors affecting operating cash flows and can be highly volatile in periods of increasing or decreasing activity levels. Changes in working capital items provided $5.6 million in cash flows during the nine months ended September 30, 2022, a $146.8 million unfavorable change as compared to the $152.4 million in cash flows provided from working capital in the corresponding 2021 period.  This is reflective of the increased working capital requirements that resulted from activity level increases.

Investing Activities. Net cash used for investing activities totaled $267.0 million during the nine months ended September 30, 2022 compared to net cash used of $65.1 million during the corresponding 2021 period. Our primary use of cash for investing activities is capital expenditures for rig-related enhancements, new construction and equipment, and sustaining capital expenditures. During the nine months ended September 30, 2022 and 2021, we used cash for capital expenditures totaling $272.1 million and $179.9 million, respectively.

During the nine months ended September 30, 2022, we received $24.0 million in proceeds from asset sales. We also invested $19.0 million during the period in companies that focus on energy transition related technologies. During the nine months ended September 30, 2021, we received $121.7 million in proceeds from asset sales, primarily related to the sale of our Canada Drilling assets.

Financing Activities. Net cash used for financing activities totaled $602.5 million during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we repaid $460.0 million in net amounts under our revolving credit facility and $133.9 million of long-term debt.

Net cash provided by financing activities totaled $37.8 million during the nine months ended September 30, 2021. During the nine months ended September 30, 2021, we used $49.1 million for a redeemable non-controlling interest distribution and we paid dividends totaling $7.3 million to our preferred shareholders. We received net proceeds of $98.6 million from our revolving credit facility and notes, including a draw on the revolving credit facility to pay off $82.5 million in maturing notes in September 2021.

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

Summarized combined Balance Sheet and Income Statement information for the Obligated Group follows (in thousands):

	September 30,	December 31,
Summarized Combined Balance Sheet Information	2022	2021

Assets
Current Assets	$1,066	$462,872
Non-Current Assets	453,233	431,651
Noncurrent assets - affiliates	5,803,400	6,149,188
Total Assets	6,257,699	7,043,711

Liabilities and Stockholders’ Equity
Current liabilities	62,997	75,112
Noncurrent liabilities	2,710,770	3,367,502
Noncurrent liabilities - affiliates	—	4,471
Total Liabilities	2,773,767	3,447,085
Stockholders' Equity	3,483,932	3,596,626
Total Liabilities and Stockholders’ Equity	6,257,699	7,043,711

	Nine Months Ended September 30,	Year Ended December 31,
Summarized Combined Income Statement Information	2022	2021
Total revenues, earnings (loss) from consolidated affiliates and other income	$(32,994)	$(277,147)
Income from continuing operations, net of tax	(223,402)	(441,310)
Dividends on preferred stock	—	(3,653)
Net income (loss) attributable to Nabors common shareholders	(223,402)	(444,963)

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2022	2023	2024	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$14,076	39,034	8,442	34,270	$95,822

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2021 Annual Report. Other than changes in the fair value of our warrants due to changes in trading values as discussed in “Note 6 Shareholders’ Equity” to our Condensed Consolidated Financial Statements, there were no material changes in our exposure to market risk during the nine months ended September 30, 2022 from those disclosed in our 2021 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our international operations expose us to compliance obligations and risks under applicable economic sanctions, export controls and trade embargoes, such as those imposed, administered and enforced by the United States and the United Kingdom and other relevant sanctions authorities (collectively, “Sanctions”). In response to ongoing military hostilities between Russia and Ukraine, the United States, the United Kingdom, the European Union, and other jurisdictions imposed new and additional economic sanctions, export controls and other trade restrictions (collectively, “Sanctions Measures”) targeting Russia, Belarus and certain regions of Ukraine, including Sanctions Measures that impose: (a) restrictions on engaging in specified activities or transactions, or any and all activities and transactions, with, involving or for the benefit of certain designated Russian and Belarusian entities or individuals (collectively, “Sanctions Targets”); (b) a specific prohibition on new investment in the Russian energy sector, broadly defined to include the procurement, exploration, extraction, drilling, mining, harvesting, production, refinement, liquefaction, gasification, regasification, conversion, enrichment, fabrication or transport of petroleum, natural gas, liquified natural gas, natural gas liquids, or petroleum products or other products capable of producing energy; and (c) a broad prohibition on new investment in Russia.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common stock to satisfy tax withholding obligations in connection with grants of stock awards during the three months ended September 30, 2022 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
July 1 - July 31	—	$118.24	—	278,914
August 1 - August 31	—	$133.45	—	278,914
September 1 - September 30	—	$103.22	—	278,914

(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2013 Stock Plan and 2016 Stock Plan. Each of the 2016 Stock Plan, the 2013 Stock Plan, the 2003 Employee Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through September 30, 2022, we repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of September 30, 2022, we had $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of September 30, 2022, our subsidiaries held 1.1 million of our common shares.

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	October 27, 2022