Form 10-K
period 2022-12-31
NABORS INDUSTRIES LTD
filed 2023-02-09
CIK 1163739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the 8,933,616 common shares held by non-affiliates of the registrant outstanding as of the last business day of our most recently completed second fiscal quarter, June 30, 2022, based on the closing price of our common shares as of such date of $133.90 per share as reported on the New York Stock Exchange, was $1,196,211,182. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding as of February 6, 2023 was 9,456,384, excluding 1,090,003 common shares held by our subsidiaries, or 10,546,387 in the aggregate.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the definitive Proxy

Statement to be distributed in connection with our 2023 Annual General Meeting of Shareholders (Part III).

NABORS INDUSTRIES LTD.

Form 10-K Annual Report

For the Year Ended December 31, 2022

CORPORATE INFORMATION

Our internet address is www.nabors.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy and Information Statements and amendments to those reports filed or furnished pursuant to Section 13(a), 14(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Reference in this document to our website address does not constitute incorporation by reference of the information contained on the website into this annual report on Form 10-K. The SEC maintains an internet site (www.sec.gov) that contains periodic and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, documents relating to our corporate governance (such as committee charters, governance guidelines and other internal policies) can be found on our website.

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

Factors to consider when evaluating these forward-looking statements include, but are not limited to:

●	geopolitical events, pandemics (including COVID-19) and other macro-events and their respective and collective impact on our operations as well as oil and gas markets and prices;

●	fluctuations and volatility in worldwide prices of and demand for oil and natural gas;

●	fluctuations in levels of oil and natural gas exploration and development activities;

●	fluctuations in the demand for our services;

●	competitive and technological changes and other developments in the oil and gas and oilfield services industries;

●	our ability to renew customer contracts in order to maintain competitiveness;

●	the existence of operating risks inherent in the oil and gas and oilfield services industries;

●	the possibility of the loss of one or a number of our large customers;

●	the impact of our long-term indebtedness and other financial commitments on our financial and operating flexibility;

●	our access to, and the cost of, capital, including the impact of a downgrade in our credit rating, covenant restrictions, availability under our secured revolving credit facility, and future issuances of debt or equity securities;

●	our dependence on our operating subsidiaries and investments to meet our financial obligations;

●	our ability to retain skilled employees;

●	our ability to complete, and realize the expected benefits of, strategic transactions;

●	changes in tax laws and the possibility of changes in other laws and regulations;

●	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in any of the countries in which we do business;

●	global views on and the regulatory environment related to energy transition and our ability to implement our energy transition initiatives;

●	the possibility of changes to U.S. trade policies and regulations, including the imposition of trade embargoes, sanctions or tariffs; and

●	general economic conditions, including the capital and credit markets.

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

PART I

ITEM 1. BUSINESS

Nabors Industries, Ltd. (NYSE: NBR) was formed as a Bermuda exempted company on December 11, 2001. Unless the context requires otherwise, references in this annual report to “we,” “us,” “our,” “the Company,” or “Nabors” mean Nabors Industries Ltd., together with our subsidiaries. References in this annual report to “Nabors Delaware” mean Nabors Industries, Inc., a wholly owned subsidiary of Nabors.

Overview

Nabors owns and operates one of the world’s largest land-based drilling rig fleets and is a provider of offshore platform rigs in the United States and international markets. Nabors also provides performance tools, directional drilling services, tubular running services and innovative technologies for its own rig fleet and those operated by third parties. In addition, Nabors manufactures advanced drilling equipment and provides drilling rig instrumentation. In today’s performance-driven environment, we believe we are well positioned to seamlessly integrate downhole hardware, surface equipment and software solutions into our AC rig designs. Leveraging our advanced drilling automation capabilities, Nabors’ highly skilled workforce continues to set new standards for operational excellence and transform our industry.

With operations in over 15 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of December 31, 2022 included:

●	300 actively marketed rigs for land-based drilling operations in the United States and various countries throughout the world; and

●	29 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

The following table presents our average rigs working (a measure of activity and utilization over the year) for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Average Rigs Working:
U.S. Drilling	97.2	70.9	67.9
Canada Drilling	—	6.5	9.0
International Drilling	74.2	67.9	75.7
	171.4	145.3	152.6

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

U.S. Drilling

Operating one of the largest land-based drilling rig fleets in the U.S., Nabors continues to drive innovation and integration in the industry. Nabors offers a full suite of options including performance tools and innovations. We maintain activities in the lower 48 states (“lower 48 market”) and Alaska as well as offshore in the Gulf of Mexico. Our U.S. fleet consists of 171 AC rigs and 11 SCR land rigs, which were actively marketed as of December 31, 2022.

Since our first AC land rig was built in 2002, we have continued to develop industry-leading breakthroughs. As the industry shifted to multi-well pad drilling, we anticipated the appetite for greater efficiencies and adaptability through batch drilling. As a result, we developed our suite of PACE® drilling rigs. In 2013, we introduced our PACE®-X800 rig equipped with an advanced walking system with multidirectional capabilities that enables the rig to move efficiently over existing wells on a pad. Because the ancillary equipment accompanies the rig, it moves easily between adjacent rows of wells. In 2016, we introduced our PACE®-M800 and PACE®-M1000 rigs which complement our existing PACE®-X800 rigs. The PACE®-M800 rig is designed for lower-density multi-well pads whereas the PACE®-M1000 is designed for higher density pads. Both are designed to move rapidly between pads. Featuring the same advanced walking capabilities as the PACE®-X800 rig, the PACE®-M800 rig can quickly move efficiently on pads and over short distances.

In addition to land drilling operations throughout the lower 48 and Alaska, we also actively marketed 12 platform rigs in the U.S. Gulf of Mexico as of December 31, 2022.

In recent years we have deployed a full suite of technology supporting Nabors and third party rigs. By seizing the opportunity to move forward, faster, Nabors has employed automation to increase safety, instill efficient processes and build agility for our customers. See “—Drilling Solutions” below for more information.

Canada Drilling

In July 2021, we closed on the sale of our Canada Drilling assets.

International Drilling

We conduct activities in major international oil and gas markets, most notably Saudi Arabia, Argentina, Colombia and Mexico. Many of our rigs are designed to address the challenges of working in specific operating environments, such as desert climates, mountainous regions, and tropical zones.

As of December 31, 2022, our international fleet consisted of 117 land-based drilling rigs. At the same time, we actively marketed 17 platforms rigs in the international offshore drilling markets.

Drilling Solutions

Through Nabors Drilling Solutions, we offer specialized drilling technologies, such as proprietary steering systems and rig instrumentation software systems that enhance drilling performance and wellbore placement.

Nabors specializes in wellbore placement solutions and is a leading provider of directional drilling and Measurement-While Drilling (MWD) systems and services. Our tools are ideal for applications where high reliability, precise wellbore placement and drilling efficiency are crucial. Some of the Nabors Drilling Solutions products and services are listed below.

●	ROCKit® is a directional steering control system that increases performance while slide drilling, through drill string oscillation and precise toolface control;

●	SmartNAV™ is a collaborative guidance and advisory platform that delivers automated directional drilling information and instructions to drive consistent decision making, transparency, and improved performance;

●	SmartSLIDE™ is an advanced directional steering control system that automates slide drilling to consistently deliver high performance; and

●	RigCLOUD® provides tools and digital infrastructure that integrate applications to deliver real-time insight into operations across the rig fleet.

Nabors offers a full range of tubular running services. Tubular running services (TRS) primarily include casing running, tubing running and torque monitoring. Managed pressure drilling (MPD) primarily includes drives, manifolds, tanks, pumps and gas handling equipment.  Our proprietary software empowers the driller to deliver these services with consistency and repeatability. Both TRS and MPD integrate with the rig, eliminating the need for third party service providers and thereby improving efficiencies and reducing cost.

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

Our Business Strategy

Our business strategy is to build shareholder value and enhance our competitive position by:

●	leveraging our existing global infrastructure and operating reputation to capitalize on growth opportunities;

●	enhancing our technology position and advancing drilling technology both on the rig and downhole;

●	expanding our portfolio of value-added services to our customers;

●	investing in alternative energy and carbon reduction technologies;

●	achieving superior operational and health, safety and environmental performance; and

●	achieving financial returns in excess of our cost of capital.

During the past several years we have transformed our fleet in the Lower 48 into what we believe is the most capable, modern fleet in the market. We believe our customer base recognizes the quality of our assets, the competency of our crews, our industry leading operational performance and the value added by our performance software and our services integration.

We believe our drilling technology portfolio positions us well to address the changing market dynamic both in the United States and internationally. In recent years, we have added complementary services to our traditional rig offering, in many cases replacing third-party providers of these complementary services.

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

Our contracts for land-based and offshore drilling have durations that are single-well, multi-well or term. Term contracts generally have durations ranging from six months to five years. Under term contracts, our rigs are committed to one customer. Offshore workover projects are often contracted on a single-well basis. We generally receive drilling contracts through competitive bidding, although we occasionally enter into contracts by direct negotiation. Most of our single-well contracts are subject to termination by the customer on short notice, while multi-well contracts and term contracts may provide us with early termination compensation in certain circumstances. Such payments may not fully compensate us for the loss of a contract, and in certain circumstances the customer may not be obligated, able or willing to make an early termination payment to us. Contract terms and rates differ depending on a variety of factors, including competitive conditions, the geographical area, the geological formation to be drilled, the equipment and services to be supplied (including enhanced drilling services), the on-site drilling conditions, and the anticipated duration of the work to be performed.

Our Customers

Our customers include major international, national and independent oil and gas companies. One customer, Saudi Aramco, accounted for approximately 26%, 31% and 29% of our consolidated operating revenues during the years ended December 31, 2022, 2021 and 2020, respectively, which operating revenues are primarily included in the results of our International Drilling reportable segment. Our contracts with Saudi Aramco are on a per rig basis. These contracts are primarily operated through SANAD, our joint venture with Saudi Aramco. See Part I, Item 1A.—Risk Factors—The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.

Human Capital

As of December 31, 2022, Nabors employed approximately 12,000 employees worldwide, approximately 7,300 of which are located outside the U.S.

Diversity

As a global company focused on internal collaboration to achieve common goals and external partnerships to optimize customer value, Nabors believes a diverse workforce is key to our overall success. We continue to enhance our diverse work environment that welcomes all backgrounds, ethnicities, and experiences. Our employee base currently represents different 89 nationalities. Based on our most recent employee engagement survey, we learned that:

●	41% of our U.S. workforce is comprised of racial minority groups (5.1% relative change increase from 2021) with racial minorities comprising 30% of management; and
●	5% of our workforce identifies as female, with 11% of this female population holding management positions

Talent Management

Nabors is committed to gender and ethnicity balance in its hiring practices and workplaces. By implementing strategic recruiting efforts, employee development streams and retention, we have made progress that outpaces the industry. A few notable 2022 successes include:

●	58% of U.S. Selling, General and Administrative (SGA) and Field Support workforce hires in 2022 identified as racially or gender diverse, up more than 10% from the prior year;
●	Reduced female attrition among SGA and Field Support workforce by over 20% from 2021; and
●	Employee engagement survey indicated over 90% of employees viewed their current teams as diverse.

Employee Resource Groups

Our Employee Resource Groups (ERGs), comprised of employees with shared interests, characteristics, or life experiences, strongly influence and cultivate change. In 2022, ERGs spearheaded involvement in 13 corporate community relations opportunities.

By recognizing disparate voices, we foster a more cohesive, high-performing, and productive workforce aligned to achieve excellence together.

Learning and Development

Nabors is dedicated to the development and training of our worldwide workforce. Training begins at onboarding, where employees receive job-specific instruction with integrated safety expectations, corporate ethics, and behaviors that create an inclusive workplace. In 2022 we:

●	Added four new training modules focused on diversity and inclusion;
●	Achieved 96% compliance with all safety-related training;
●	Added the Tools, Trades, Torque, Tech (T4) Future Workforce, a two-day event sponsored by the North Dakota Petroleum Foundation to provide hands-on demonstrations and activities to over 900 local students; and

Our talent management team focused their efforts on career development across the entire organization, noting the following successes in 2022:

●	100% succession planning completed for executives, directors, and managers;
●	50% of critical role vacancies were filled with internal successors;
●	More than 30% employee participation and engagement at 10+ internal webinars conducted with director-level and above presentations;
●	Implemented our ACE (Actively Changing Energy) program, featuring newly degreed STEM graduates, 80% of whom are from diverse communities; and
●	Identified and completed development plans for more than 80 high-potential and technical/functional expert employees, 50% representing diverse communities.

Educational Assistance

In 2009, our former Chairman and CEO, Eugene M. Isenberg, established the Isenberg Education Fund Scholarship Program to provide educational assistance to talented, high-achieving individuals who demonstrate strong academic performance, dedicated community service, and financial need. This aid is available to qualified employees and their family members. This year, 64% of the applicants met all requirements and received monetary awards for their fall semester education.

In partnership with our customers Hess Corporation and Halliburton, Nabors committed $1 million to a newly established four-year, $14.0 million apprenticeship program for the five North Dakota tribal colleges. The North Dakota Tribal College Apprenticeship Program provides tuition assistance, stipends, and other financial support to improve educational and employment opportunities for Native and non-Native tribal college students.

Health, Welfare and Retirement

We provide employees health and welfare benefits standard for the industry and their location of employment. U.S. employees and their families receive medical, dental and vision insurance, life insurance and short-term and long-term disability coverage, and health and dependent care flexible spending accounts. All U.S. full-time employees also are eligible for a 401(k) plan with a Company match. This year we have enhanced our paid parental leave to foster baby bonding and implemented two paid days per year for employees to pursue volunteer opportunities in the communities where we live and operate.

Workplace Health and Safety

Safety is one of our core values. Through our Journey to Excellence, we take a risk-based approach by ensuring our employees have access to preventive policies, procedures, programs, and training as they strive towards Mission Zero.

Board Oversight of Human Capital Management

Our human capital management efforts receive oversight from our board of directors. Our Compensation Committee oversees our human capital-related policies, programs, and initiatives that focus on diversity, succession planning, executive compensation, and benefits. Our Technology and Safety Committee provides oversight of employee safety, health, and wellness matters.

Seasonality

Our operations are subject to seasonal factors. Specifically, our drilling operations in Alaska generally experience reduced levels of activity and financial results during the second quarter of each year, due to the annual spring thaw. In addition, our U.S. offshore market can be impacted during summer months by tropical weather systems in the Gulf of Mexico. Global climate change could lengthen these periods of reduced activity, but currently we cannot estimate the degree to which these activities may be affected. Our overall financial results reflect the seasonal variations experienced in these operations, but seasonality does not materially impact the remaining portions of our business.

Research and Development

We make investments in R&D to develop new products, services, solutions and software in support of our business and the businesses of our customers.

Patents

We own a significant number of patents important to our business and we expect to continue to file patent applications to protect our investments in new products and services. While the patents may collectively be material to our company, we do not believe any single patent is material to our business.

Industry/Competitive Conditions

To a large degree, our businesses depend on the level of capital spending by oil and gas companies for exploration, development and production activities. The level of exploration, development and production activities is to a large extent tied to the prices of oil and natural gas, which can fluctuate significantly and are highly volatile. Relatedly, customers may have difficulty accessing capital markets due to poor historical returns for their investments and due to certain institutional investors choosing not to invest in fossil fuel industries. A decrease or prolonged decline in the price of oil or natural gas or in the exploration, development and production activities of our customers could result in a corresponding decline in the demand for our services and/or a reduction in dayrates and utilization, which could have a material adverse effect on our financial position, results of operations and cash flows. See Part I, Item 1A.—Risk Factors— Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability, —Our customers and thereby our business and profitability could be adversely affected by low oil prices and/or turmoil in the global economy, and—Our drilling contracts may in certain instances be renegotiated, suspended or terminated without an early termination payment and Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Significant competitors in our U.S. Drilling segment include Helmerich & Payne Inc., Patterson-UTI Energy Inc., Precision Drilling Corp., and Ensign Energy Services Inc. In the U.S. Lower 48 land drilling market, we also compete with numerous smaller or regional drilling contractors. In our International segment, significant competitors with operations in multiple countries include KCA Deutag Drilling Limited, Saipem S.p.A, as well as many contractors with regional or local rig operations.

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

Acquisitions and Divestitures

We have grown from a land drilling business centered in the U.S. Lower 48, Canada and Alaska to an international business with land and offshore operations in major oil and gas markets around the world. This growth was fueled in part by strategic acquisitions. While we continuously consider and review strategic opportunities, including acquisitions, divestitures, joint ventures, alliances and other strategic transactions, there can be no assurance that such opportunities will continue to be available, that the pricing will be economical or that we will be successful in completing and realizing the expected benefits of such transactions in the future.

We may sell a subsidiary or group of assets outside of our core markets or business if it is strategically or economically advantageous for us to do so.

In July 2021, we sold our Canada Drilling segment assets for approximately $94.0 million. These assets included our fleet of 35 land-based drilling rigs and related equipment and property. This transaction did not represent a strategic shift in our operations and did not have a major effect on our operations and financial results.

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

We do not anticipate that compliance with currently applicable environmental laws and regulations and controls will significantly change our competitive position, capital spending or earnings during 2023. We believe we are in material compliance with applicable environmental laws and regulations and that the cost of such compliance is not material to our business or financial condition. For a more detailed description of the environmental laws and regulations applicable to our operations, see Part I, Item 1A.—Risk Factors—Changes to or noncompliance with laws and regulations or exposure to environmental liabilities could adversely affect our results of operations.

Energy Transition

Nabors has a fast-growing portfolio of technologies designed to drive energy efficiency and emissions reductions for the Company and its customers.  Our portfolio of energy transition related technologies includes proprietary emissions reporting and analytics software, engine management controls, energy storage systems, hydrogen injection catalysts, carbon capture technology and fuel enhancing additives, as well as traditional high-line power and dual-fuel offerings.

In addition, Nabors has engaged in venture investment opportunities for exposure to several high growth potential segments in these burgeoning lower carbon markets. Our initial investments focus on alternative energy sources such as geothermal and hydrogen, energy storage and carbon capture, including utilization and sequestration technologies and emissions monitoring.

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

Business and Operational Risks

●	Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability.
●	Our customers and thereby our business and profitability could be adversely affected by low oil prices and/or turmoil in the global economy.

●	We operate in a highly competitive industry with excess drilling capacity, which may adversely affect our results of operations.
●	We must renew customer contracts to remain competitive.
●	The nature of our operations presents inherent risks of loss, including weather-related risks, that could adversely affect our results of operations.
●	Our drilling contracts may in certain instances be renegotiated, suspended or terminated on short notice and/or without an early termination payment.
●	The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.
●	The profitability of our operations could be adversely affected by war, civil disturbance, terrorist activity or other political or economic instability, fluctuation in currency exchange rates and local import and export controls.
●	We rely on third-party suppliers, manufacturers and service providers to secure equipment, components and parts used in rig operations, conversions, upgrades and construction.
●	Our contracts with state-owned energy companies may expose us to greater risks than we normally assume in contracts with non-governmental customers.
●	Control of oil and natural gas reserves by state-owned oil companies may affect the demand for our services and products and create additional risks in our operations.
●	Our operating expense includes fixed costs that may not decline in proportion to decreases in rig utilization and dayrates.
●	Actions of and disputes with our joint venture partners could have a material adverse effect on the business and results of operations of our joint ventures and, in turn, our business and consolidated results of operations.
●	Failure to realize the anticipated benefits of acquisitions, divestitures, investments, joint ventures and other strategic transactions may adversely affect our business, results of operations and financial position.
●	Decisions by internet service, cloud hosting service and related providers to restrict or ban our ability to use their platforms could adversely affect our ability to promote and conduct our business and inform investors.
●	Failure to effectively and timely address the energy transition could adversely affect our business, financial condition, results of operations, cash flows and share price.
●	Our aspirations, goals and initiatives related to sustainability and emissions reduction, and our public statements and disclosures regarding them, expose us to risks.
●	We are subject to a number of uncertainties during the timeframe when Nabors Energy Transition Corporation (NETC) pursues a business combination, which could adversely affect our business, financial condition, results of operations, cash flows and share price.

Financial Risks

●	We may record additional losses or impairment charges related to sold or idle drilling rigs and other assets.
●	Our financial and operating flexibility could be affected by our long-term debt and other financial commitments.
●	Volatility in prices of goods and services and interest rates could expose us to risks in managing our operating and capital costs.
●	Our ability to access capital markets could be limited.
●	A downgrade in our credit rating could negatively affect our cost of capital and our ability to access capital markets or other financing sources.

Technology Risks

●	New technologies may cause our drilling methods and equipment to become less competitive and it may become necessary to incur higher levels of operating and capital expenditures in order to keep pace with the disruptive trends in the drilling industry. Growth through building of new drilling rigs and improvement of existing rigs is not assured.
●	Limitations on our ability to obtain, maintain, protect or enforce our intellectual property rights, including our trade secrets, could cause a loss in revenues and any competitive advantage we hold.
●	Technology disputes could negatively affect our operations or increase our costs.

●	Improvements in or new discoveries of alternative energy technologies could have a material adverse effect on our financial condition and results of operations.

Legal and Regulatory Risks

●	Our international business exposes us to additional risks, including risks related to geopolitical and economic factors, international laws and regulations, and compliance obligations and risks under the Foreign Corrupt Practices Act and other applicable anti-corruption laws. Violations of these laws could have a negative effect on our business.
●	Changes to or noncompliance with laws and regulations regarding environmental matters or exposure to environmental liabilities could adversely affect our results of operations.
●	The physical effects of climate change and the regulation of greenhouse gas emissions could have a negative effect on our business.
●	We are subject to complex and evolving laws and regulations regarding data privacy and security.
●	Legal proceedings and governmental investigations could affect our financial condition and results of operations.
●	Our business may be affected by changes in applicable sanctions or export controls laws and regulations, including those targeting Russia.
●	We may be subject to changes in tax laws and have additional tax liabilities.
●	The Company’s ability to use its net operating loss carryforwards, and possibly other tax attributes, to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including future transactions involving the sale or issuance of Company equity securities, or if taxable income does not reach sufficient levels.

Share Capital and Corporate Structure Risks

●	Significant issuances of common shares could adversely affect the market price of our common shares.
●	Our common share price has been and may continue to be volatile.
●	Provisions in our organizational documents may be insufficient to thwart a coercive hostile takeover attempt; conversely, provisions in our organizational documents and in our outstanding debt and Saudi joint venture documents may deter a change of control transaction and decrease the likelihood of a shareholder receiving a change of control premium.
●	As a holding company, we depend on our operating subsidiaries and investments to meet our financial obligations.

General Risks

●	Investor sentiment and public perception related to the fossil fuels industry and to ESG initiatives could affect the demand for our services, increase our costs of capital, our reporting requirements and our operations, which could negatively affect our stock price.
●	Our business, results of operations and financial condition have been and may continue to be adversely affected by global public health epidemics, including the strain of coronavirus known as COVID-19, and future adverse effects could be material and difficult to predict.
●	Our business is subject to cybersecurity risks.
●	The loss of key executives or inability to attract and retain experienced technical professionals and talented personnel could reduce our competitiveness and harm prospects for future success.

For a more complete discussion of the risks facing our business, see below.

Business and Operational Risks

Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability.

Our operations, demand for our services, and the rates we are able to charge for such services depend on the level of spending by oil and gas companies for exploration, development and production activities. Both short-term and long-

term trends in oil and natural gas prices affect these activity levels. Oil and natural gas prices, as well as the level of drilling, exploration and production activity, have been highly volatile for several years and are expected to continue to be volatile for the foreseeable future. Declines in oil prices are primarily caused by, among other things, an excess of supply of crude oil in relation to demand, in addition to significant shocks to regional and global economies such as the COVID-19 pandemic and Russia invasion of Ukraine. Worldwide military, political, public health, and economic events, including initiatives by the Organization of Petroleum Exporting Countries (“OPEC”) and OPEC+, uncertainty in capital and commodities markets, and the ability of oil and natural gas producers to access capital, and the extent to which they are willing or able to deploy capital, affect both the supply of and demand for oil and natural gas. In addition, weather conditions, governmental regulation (both in the United States and elsewhere) related to the development/production and use of oil and natural gas, levels of consumer demand for oil and natural gas, general and global economic conditions, oil and gas production levels by non-OPEC countries, decisions by oil and gas producers to continue producing oil and gas despite excess supply, the availability and demand for drilling equipment and pipeline capacity, availability and pricing of alternative energy sources, as well as governmental programs that incentivize the use of alternative energy, and other factors beyond our control may also affect the supply of and demand for oil and natural gas, and thereby affect the price of oil and natural gas.

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

Changes in general economic and political conditions may negatively affect our business, financial condition, results of operations and cash flows. As a result of the volatility of oil and natural gas prices, we are unable to fully predict the level of exploration, drilling and production activities of our customers and whether our customers and/or suppliers will be able to sustain their operations and fulfill their commitments and obligations. If oil prices decrease and/or global economic conditions deteriorate, there could be a material adverse effect on the liquidity and operations of our customers, vendors and other worldwide business partners, which in turn could have a material effect on our utilization, dayrates, results of operations and liquidity. Furthermore, these conditions may result in certain of our customers being unable to pay vendors, including us. In addition, we may experience difficulties forecasting future capital expenditures by our customers, which in turn could lead to either over capacity in deployable assets or, in the event of further recovery in oil prices and the worldwide economy, under capacity, either of which could adversely affect our operations. There can be no assurance that the global economic environment will not deteriorate in the future due to one or more factors.

We operate in a highly competitive industry with excess drilling capacity, which may adversely affect our results of operations.

The oilfield services industry is very competitive with a significant amount of excess capacity. The competitive nature of the business is exacerbated in low oil price environments such as the one we have generally experienced over the last decade. Contract drilling companies compete primarily on a regional basis, and competition may vary significantly from region to region at any particular time. Rigs and drilling-related equipment can be moved from one region to another in response to changes in levels of activity and market conditions, which may result in an oversupply of such rigs and drilling-related equipment in certain areas, and accordingly, increased price competition. In addition, an important factor in determining job awards is our ability to maintain a strong safety record. If we are unable to remain competitive based on these and/or other competitive factors, we may be unable to increase or even maintain our market share, utilization rates and/or dayrates for our services, which could adversely affect our business, financial condition, results of operations and cash flows.

We must renew customer contracts to remain competitive.

In addition to our performance, our ability to renew existing customer contracts, or obtain new contracts, and the terms of any such contracts depends on market conditions and our customers’ future drilling plans, which are subject to change. Due to the highly competitive nature of the industry, which can be exacerbated during periods of depressed market conditions, we may not be able to renew or replace expiring contracts or, if we are able to, we may not be able to secure or improve existing dayrates or other material terms, which could have an adverse effect on our business, financial condition and results of operations.

The nature of our operations presents inherent risks of loss, including weather-related risks, that could adversely affect our results of operations.

Our operations are subject to many hazards inherent in the drilling industry, including environmental pollution, blowouts, cratering, explosions, fires, loss of well control, loss of or damage to the wellbore or underground reservoir, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental and natural resources damage, reputational harm and damage to the property of others. Our offshore operations involve the additional hazards of marine operations including pollution of coastal waters, damage to wildlife and natural habitats, capsizing, grounding, collision, damage from hurricanes and heavy weather or sea conditions, such as sea level rise, coastal storm surge, inland flooding, and unsound ocean bottom conditions.

Accidents may occur, we may be unable to obtain desired contractual indemnities, and our insurance may prove inadequate in certain cases. The occurrence of an event for which we are not sufficiently insured or indemnified, or the failure or inability of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses that could adversely affect our business, financial condition and liquidity. In addition, insurance may not be available to cover certain risks. Our insurance also may not cover losses associated with pandemics such as the COVID-19 pandemic. Even if available, insurance may be inadequate or insurance premiums or other costs may increase significantly in the future, making insurance prohibitively expensive. We expect to continue facing upward pressure in our insurance renewals, our premiums and deductibles may be higher, and some insurance coverage may either be unavailable or more expensive than it has been in the past. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of a deductible or self-insured retention. We may choose to increase the levels of deductibles (and thus assume a greater degree of risk) from time to time in order to minimize our overall costs, which could exacerbate the effect of our losses on our financial condition and liquidity. In addition, our safety record is a competitive advantage for us and if one or more incidents were to occur it could significantly affect this advantage.

Our drilling contracts may in certain instances be renegotiated, suspended or terminated without an early termination payment.

Most of our multi-well and term drilling contracts require that an early termination payment be made to us if a contract is terminated by the customer prior to its expiration. However, such payments may not fully compensate us for the loss of a contract. In certain circumstances, including but not limited to, non-performance caused by significant operational or equipment issues (such as destruction of a drilling rig that is not replaced within a specified period of time), sustained periods of downtime due to a force majeure event, or other events beyond our control or some other breach of our contractual obligations, our customers may not be obligated to make an early termination payment to us at all. In addition, some contracts may be suspended, rather than terminated early, for an extended period of time, in some cases without adequate, or any, compensation. Many of these contracts could be terminated or suspended on short notice further exacerbating the effects on our results. The early termination or suspension of a contract may result in a rig being idle for an extended period of time, which could have a material adverse effect on our business, financial condition and results of operations.

During periods of depressed market conditions, we may be subject to an increased risk of our customers, including government-controlled entities, seeking to renegotiate, repudiate or terminate their contracts and/or to otherwise exert commercial influence to our disadvantage. Downturns in the oil price environment may result in downward pricing pressure and decreased demand for our drilling services with existing customers, renegotiations of pricing and other terms in our drilling contracts with certain customers and early termination of contracts by others. Our customers’ ability to perform their obligations under the contracts, including their ability to pay us or fulfill their indemnity obligations, may also be affected by an economic or industry downturn or other adverse conditions in the oil and gas industry. If we were to sustain a loss and our customers were unable to honor their indemnification and/or payment obligations, it could adversely affect our liquidity. If our customers cancel some of our contracts, and we are unable to secure new contracts on a timely basis and/or on substantially similar terms, or if contracts are suspended for an extended period of time with or without adequate compensation or renegotiated with pricing or other terms less favorable to us, it could adversely affect our financial condition and results of operations.

The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.

In 2022, 2021 and 2020, we received approximately 36%, 44% and 49%, respectively, of our consolidated operating revenues from our three largest contract drilling customers (including their affiliates), with our largest customer and partner in our SANAD joint venture, Saudi Aramco, representing 26%, 31% and 29% of our consolidated operating revenues, respectively, for these periods. Replacing significant customers is difficult. The loss of one or more of our larger customers would have a material adverse effect on our business, financial condition, results of operations and ability to meet our obligations. In addition, if a significant customer experiences liquidity constraints or other financial difficulties it may be unable to make required payments to us or seek to renegotiate contracts, which could adversely affect our liquidity and profitability. Financial difficulties experienced by customers could also adversely affect our utilization rates in the affected market and may cause our counterparties to seek modifications to our contracts with them. Furthermore, potential consolidation among oil and natural gas exploration and production companies may reduce the number of available customers.

The profitability of our operations could be adversely affected by war, civil disturbance, terrorist activity or other political or economic instability, fluctuation in currency exchange rates and local import and export controls.

We derive a significant portion of our business from global markets, including operations in the Middle East, South America, the Far East, North Africa, central and southern Asia and Russia. These operations are subject to various risks, including war, civil disturbances, labor strikes, nationalization, terrorist activity and governmental actions that may limit or disrupt markets, restrict the movement of funds or result in limits or restrictions in our ability to operate or compete, the deprivation of contractual rights or the taking of property without fair compensation, particularly in respect of contracts with state-owned oil companies. In some countries, our operations may be subject to the additional risk of fluctuating currency values and exchange controls. We also are subject to various laws and regulations that govern the operation and taxation of our business and the import and export of our equipment from country to country, the imposition, application and interpretation of which can prove to be uncertain.

The initiation of conflicts in certain regions or by certain agitators, such as the invasion of Ukraine by Russia, may also lead to the imposition of regulatory sanctions that could limit our ability to operate in a specific region or country. See, for example, “—Our business may be affected by changes in applicable sanctions or export controls laws and regulations, including those targeting Russia.”

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

Additionally, our suppliers, manufacturers, and service providers could be negatively affected by changes in industry conditions or global economic conditions. If certain of our suppliers, manufacturers or service providers were to curtail or discontinue their business as a result of such conditions, it could result in a reduction or interruption in supplies or equipment available to us and/or a significant increase in the price of such supplies and equipment, which could adversely affect our business, financial condition and results of operations. In addition, issues with the global supply chain whether caused by the COVID-19 pandemic, the Ukraine/Russia conflict or other reasons could make it more difficult for our suppliers to meet our requirements in a timely manner, if at all, which could ultimately result in an adverse effect on our operations.

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

Much of the world’s oil and natural gas reserves are controlled by NOCs, which may require their contractors to meet local content requirements or other local standards, such as conducting our operations through joint ventures with local partners that could be difficult or undesirable for us to meet. The failure to meet the local content requirements and other local standards may adversely affect our operations in those countries. In addition, while we do not control the actions of our joint venture partners, their actions could have an effect on our investment in the joint ventures and more generally our overall reputation. In addition, our ability to work with NOCs is subject to our ability to negotiate and agree upon acceptable contract terms.

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

We conduct some operations through joint ventures. As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions, the joint venture operating in a manner that is contrary to our preference or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any non-performance, default, or bankruptcy of our joint venture partners. Certain of these actions could have adverse consequences for us, legal or regulators issues in the region and/or reputational harm, including our attractiveness as a partner in other regions. These factors could have a material adverse effect on the business and results of operations of our joint ventures and, in turn, our business and consolidated results of operations.

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

Failure to effectively and timely address the energy transition could adversely affect our business, financial condition, results of operations, cash flows and share price.

Our long-term success depends on our ability to effectively address the energy transition, which will require adapting our business to potentially changing government requirements and customer and investor preferences, as well as engaging with our customers to develop solutions to decarbonize oil and gas operations. If the energy transition occurs faster than anticipated or in a manner that we do not anticipate, demand for our products and services could be adversely affected. Furthermore, if we fail or are perceived to not effectively implement an energy transition strategy, or if investors or financial institutions shift funding away from companies in fossil fuel-related industries, our access to capital or the market for our securities could be negatively impacted.

Our aspirations, goals and initiatives related to sustainability and emissions reduction, and our public statements and disclosures regarding them, expose us to risks.

We have developed, and will continue to develop and set, goals, targets, or other objectives related to sustainability matters. Statements related to these goals, targets and objectives reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives expose us to numerous operational, reputational, financial, legal, and other risks. Our ability to achieve any stated goal, target, or objective, including with respect to emissions reduction, is subject to numerous factors and conditions, some of which are outside of our control. Some factors include, but are not limited to, (i) the extent to which our customers' decisions directly impact, relate to, or influence the use of our equipment that creates the emissions we report, (ii) the availability and cost of low- or non-carbon-based energy sources and technologies, (ii) evolving regulatory requirements affecting sustainability standards or disclosures, and (iv) the availability of suppliers that can meet our sustainability and other standards. In addition, standards for tracking and reporting on sustainability matters, including climate-related matters, have not been harmonized and continue to evolve. Our processes and controls for reporting sustainability matters may not always comply with evolving and disparate standards for identifying, measuring, and reporting such metrics, including sustainability-related disclosures that may be required of public companies by the SEC, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. Our business may also face increased scrutiny from investors and other stakeholders related to our sustainability activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure or perceived failure to pursue or fulfill our sustainability-focused goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation.

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

In 2021 and 2020, we recognized impairment charges of $60.5 million and $390.0 million, respectively, related to tangible assets and equipment. Prolonged periods of low utilization or low dayrates, the cold stacking of idle assets, the sale of assets below their then-carrying value or the decline in market value of our assets may cause us to experience further losses. If future cash flow estimates, based upon information available to management at the time, including oil and gas prices and expected utilization levels, indicate that the carrying value of any of our rigs may not be recoverable or if we sell assets for less than their then carrying value, we may recognize additional impairment charges on our fleet, which could adversely affect our business, financial condition, results of operations and cash flows.

Our financial and operating flexibility could be affected by our long-term debt and other financial commitments.

The 2022 Credit Agreement (as defined) is secured with a first lien security interest on all land drilling rigs and related equipment, spare parts and inventory in the contiguous U.S. Under the facility, we are required to maintain an “interest coverage ratio” of no less than 1.75:1.00 as of the last day of the fiscal quarter ending March 31, 2022, with such ratio periodically increasing in increments of 0.125:1.00 to a minimum interest coverage ratio of 2.75:1.00 as of the fiscal quarter ending June 30, 2024. We are also required to maintain a “minimum guarantor value” of no less than 90% at all times. The interest coverage ratio is defined to mean the ratio of (i) EBITDA for the latest four fiscal quarters for which financial statements are required to have been delivered to (ii) the interest expense for the latest four fiscal quarters for which financial statements are required to have been delivered. The minimum guarantor value is defined to mean the percentage of book value of, minus depreciation and amortization on, property, plant and equipment owned by Nabors and its subsidiaries, that is directly or indirectly owned by the guarantors of the 2022 Credit Agreement (other than Nabors) and their wholly owned subsidiaries. The interest coverage ratio and the minimum guarantor value requirement are not measures of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

As of December 31, 2022, our consolidated total outstanding indebtedness was $2.5 billion. We also have various financial commitments, such as leases, contracts and purchase commitments. Our ability to service our debt and other financial obligations depends in large part upon the level of cash flows generated by our operating subsidiaries’ operations, our ability to monetize and/or divest non-core assets, availability under the 2022 Credit Agreement and our ability to access the capital markets and/or other sources of financing. Our amount of indebtedness may make it more difficult to borrow funds in the future. In addition, if we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or reduce funding in the future for working capital, capital expenditures and general corporate purposes, any of which could negatively affect our stock price or financial condition.

Volatility in prices of goods and services and interest rates could expose us to risks in managing our operating and capital costs.

In 2022, inflationary pressures resulting from COVID-19 relief and aid programs, supply chain constraints and generally improved economic conditions increased our costs for commodities, labor, energy and other components necessary to operate our business. We expect these inflationary pressures to continue to impact our margins and more generally, our business in 2023.

After almost 10 years of low interest rate environments, inflationary pressures and efforts in the U.S. and around the world to combat inflation have resulted in increased interest rates by central banks globally. As a result, to the extent we incur additional indebtedness the interest rates we are charged may be significantly higher than our interest rates in prior years, which increases our cost to operate our business. In addition, the 2022 Credit Agreement bears interest at a floating rate and, to the extent we have borrowing outstanding under the facility, the borrowing will bear interest at increased rates compared to our historical rates. Further, the increased interest rates could affect our clients’ businesses and borrowing costs, which in turn could impact their ability to make payments to us.

Our attempts to offset these increasing costs, such as increases in our dayrates and operational improvements, may not be successful. To the extent that our offsetting measures are not sufficient to offset these higher costs, our results of operations may be adversely affected.

Our ability to access capital markets could be limited.

From time to time, we may need to access capital markets to obtain long-term and short-term financing. However, our ability to access capital markets could be limited or adversely affected by, among other things, oil and gas prices, our existing capital structure, our credit ratings, interest rates and the health or market perceptions of the drilling and overall oil and gas industry and the global economy. In addition, many of the factors that affect our ability to access capital markets, including the liquidity of the overall capital markets and the state of the economy and/or the oil and gas industry, among others, are outside of our control. There have also been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities as well as pressuring lenders and other financial services companies to limit or curtail activities with companies engaged in the extraction of fossil fuel reserves, which, if successful, could limit our ability to access capital markets. No assurance can be given that we will be able to access capital markets on terms acceptable to us when required to do so, which could adversely affect our business, financial condition and results of operations.

A downgrade in our credit rating could negatively affect our cost of and ability to access capital markets or other financing sources.

Our ability to access capital markets or to otherwise obtain sufficient financing may be affected by our senior unsecured debt ratings as provided by major U.S. credit rating agencies. Credit rating agencies continually revise their ratings for companies they follow. Any adverse developments in our business and operations could lead to a ratings downgrade to our senior unsecured debt that currently has a non-investment grade rating. Factors that may affect our credit ratings include debt levels, asset purchases or sales, as well as near-term and long-term growth opportunities and industry conditions. Liquidity, asset quality, cost structure, market diversity, and commodity pricing levels and other factors, are also considered by the rating agencies. Any fluctuation in our credit rating, could affect our cost of capital and ability to access capital markets or other financing sources in the future, any of which could adversely affect our financial condition, results of operations and cash flows.

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

Accordingly, we may have to allocate a higher proportion of our capital expenditures to improve the technological aspects of our existing rigs and other equipment, purchase and construct newer, higher specification drilling rigs and other equipment to meet the increasingly sophisticated needs of our customers and develop new and improved technology and data analytics.

Although a component of our strategy is to develop and use advanced oil and natural gas drilling technology, changes in technology or improvements on existing technology by competitors could make our equipment less competitive. There can be no assurance that we will:

●	have sufficient capital resources to improve existing rigs or build new, technologically advanced drilling rigs;

●	avoid cost overruns inherent in large fabrication projects resulting from numerous factors such as shortages or unscheduled delays in delivery of equipment or materials, inadequate levels of skilled labor, unanticipated increases in costs of equipment, materials and labor, design and engineering problems, and financial or other difficulties;

●	successfully deploy idle, stacked, new or upgraded drilling rigs;

●	effectively manage the size or growth of our organization and drilling fleet;

●	develop competitive technologies or choose the right technologies to develop;

●	maintain crews necessary to operate existing or additional drilling rigs; or

●	successfully improve our financial condition, results of operations, business or prospects as a result of improving existing drilling rigs or building new drilling rigs.

In the event that we are successful in developing new technologies for use in our business, there is no guarantee of future demand for those technologies. Customers may be financial incapable or otherwise reluctant or unwilling to adopt our new technologies or may choose competing technologies. We may also have difficulty negotiating satisfactory terms for our technology services or may be unable to secure prices sufficient to obtain expected returns on our investment in the research and development of new technologies.

Development of new technology is critical to maintaining our competitiveness. There can be no assurance that we will be able to successfully develop technology that our customers demand. If we are not successful keeping pace with technological advances and trends (including trends in favor of emissions-reducing technologies) or if we fail to deliver such technologies to our customers in a timely and cost-effective manner suitable to their needs, demand for our services could decline and we could lose market share. Furthermore, if our equipment or proprietary technologies become obsolete, the value of our intellectual property may be reduced, or one or more technologies that we may implement in the future may not work as we expect and our business, financial condition, results of operations and reputation could be adversely affected as a result. If competing technologies are viewed as superior to ours it could affect our competitiveness. Additionally, new technologies, services or standards could render some of our services, drilling rigs or equipment obsolete, which could reduce our competitiveness and have a material adverse effect on our business, financial condition and results of operations.

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

Since our business depends on the level of activity in the oil and natural gas industry, any improvement in or new discoveries of alternative energy technologies that increase the effectiveness (economic or otherwise), use or availability of alternative forms of energy and reduce the demand for oil and natural gas could have a material adverse effect on our business, financial condition and results of operations.

Legal and Regulatory Risks

Our international business exposes us to additional risks, including risks related to geopolitical and economic factors, international laws and regulations, and compliance obligations under the Foreign Corrupt Practices Act and other applicable anti-corruption laws.

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

Our international operations also subject us to other risks, including potential asset seizure, terrorist acts, piracy, kidnapping, nationalization of assets, currency restrictions, import or export quotas, tariffs and other forms of public and government regulation, all of which are beyond our control. Economic sanctions or an oil embargo, for example, could have significant impact on activity in the oil and natural gas industry and, correspondingly, us should we operate in an area subject to any sanctions or embargo, or in the surrounding region to the extent any sanctions or embargo disrupts its operations.

Changes to, or noncompliance with laws and regulations regarding environmental matters or exposure to environmental liabilities, could adversely affect our results of operations.

Drilling of oil and natural gas wells is subject to various laws and regulations in the jurisdictions where we operate, including comprehensive and frequently changing laws and regulations relating to the protection of the environment and human health, such as those regulating the spill, release, transport, storage, use, treatment, disposal and remediation of, and exposure to, hazardous and solid wastes and materials. Our costs to comply with these laws and regulations may be substantial. Violation of environmental laws or regulations could lead to the imposition of administrative, civil or criminal penalties, capital expenditures, delays in the permitting or performance of projects, and in some cases injunctive relief. Violations may also result in liabilities for personal injuries, property and natural resource damage and other costs and claims. We are not able to allocate all risks of environmental liabilities to customers, and it is possible that customers who assume the risks will be financially unable to bear any resulting costs.

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

Further, the federal government and certain state governments have enacted, and are expected to continue to enact, laws and regulations that mandate or provide economic incentives for the development of technologies and sources of energy other than oil and gas, such as wind and solar. Such legislation incentivizes the development, use and investment in these technologies and alternative energy sources and could accelerate the shift away from traditional oil and gas. For example, the Inflation Reduction Act ("IRA") of 2022 contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies. Also, in 2022, California mandated that all new passenger cars and light trucks sold in the state be electric vehicles or other emissions-free models by 2035. If these future laws and regulations result in customers reducing their production of oil and gas, they could ultimately have an adverse effect on our business and prospects.

Beyond financial and regulatory effects, the projected severe effects of climate change have the potential to directly affect our facilities and operations and those of our customers.

We are subject to complex and evolving laws and regulations regarding data privacy and security.

Governments around the world have implemented, and continue to implement, laws and regulations regarding data privacy and security, including with respect to the protection and processing of personal data. These laws and regulations vary from jurisdiction to jurisdiction, and we are obligated to comply in all jurisdictions in which we conduct business. Failure to comply with these laws and regulations could subject us to significant liability, including fines, penalties, and potential criminal sanctions.

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

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact to the Company.

The Company’s ability to use its net operating loss carryforwards, and possibly other tax attributes, to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including future transactions involving the sale or issuance of Company equity securities, or if taxable income does not reach sufficient levels.

As of December 31, 2022, the Company reported consolidated federal net operating loss (“NOL”) carryforwards of approximately $727.1 million and certain other favorable federal income tax attributes. The Company’s ability to use its

NOL carryforwards and certain other attributes may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). An ownership change generally occurs if there is a more than 50 percentage point increase in the aggregate equity ownership of the Company by one or more “5 percent shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any testing period, which is generally the three-year period preceding any potential ownership change, measured against their lowest percentage ownership at any time during such period.

There is no assurance that the Company will not experience an ownership change under Section 382 as a result of future actions that may significantly limit or possibly eliminate its ability to use its NOL carryforwards and potentially certain other tax attributes. Potential future transactions involving the sale, issuance, redemption or other disposition of common or preferred shares or other equity-based securities, the exercise of conversion or exchange options under the terms of any convertible or exchangeable debt, the repurchase of any such debt with Company shares, in each case, by a person owning, or treated as owning, 5% or more of the Company’s shares, or a combination of such transactions, may cause or increase the possibility that the Company will experience an ownership change under Section 382. Under Section 382, an ownership change would subject the Company to an annual limitation that applies to the amount of pre-ownership change NOLs (and possibly certain other tax attributes) that may be used to offset post-ownership change taxable income. If a Section 382 limitation applies, the limitation could cause the Company’s U.S. federal income taxes to be greater, or to be paid earlier, than they otherwise would be, and could cause a portion of the Company’s tax attributes to expire unused. Similar rules and limitations may apply for state income tax purposes. The Company’s ability to use its NOL carryforwards will also depend on the amount of taxable income it generates in future periods.

Share Capital and Corporate Structure Risks

Significant issuances of common shares could adversely affect the market price of our common shares.

As of February 6, 2023, we had 32,000,000 authorized common shares, of which 10,546,387 shares were outstanding and entitled to vote, including 1,090,003 million held by our subsidiaries. In addition, 493,601 common shares were reserved for issuance pursuant to stock option and employee benefit plans and 3,937,659 shares are reserved for issuance upon exercise of outstanding warrants. The sale, or availability for sale, of substantial amounts of our common shares in the public market, whether directly by us or resulting from the exercise of options or warrants (and, where applicable, sales pursuant to Rule 144 under the Securities Act) or the exchange of our 0.75% Exchangeable Notes due 2024, would be dilutive to existing shareholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

Our common share price has been and may continue to be volatile.

The trading price of our common shares has fluctuated in the past and is subject to significant fluctuations in response to the following factors, some of which are beyond our control:

●	variations in quarterly operating results;

●	deviations in our earnings from publicly disclosed forward-looking guidance;

●	variability in our revenues;

●	our announcements of significant contracts, acquisitions, strategic partnerships or joint ventures;

●	general conditions in and market perceptions of the oil and gas industry;

●	uncertainty about current global economic conditions;

●	investor sentiment about our company and industry;

●	fluctuations in stock market price and volume; and

●	other general economic conditions.

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

During 2022, our stock price on the NYSE ranged from a high of $200.02 per common share to a low of $90.95 per common share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our common shares in the future.

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

General Risks

Investor sentiment and public perception related to the fossil fuels industry and to ESG initiatives could affect the demand for our services, increase our costs of capital, our reporting requirement, and our operations, which could negatively affect our stock price.

Regulators, investor advocacy groups, investment funds, and other stakeholders are increasingly focused on environmental, social, and governance (“ESG”) matters and have placed increasing importance on the non-financial impacts of their investments. Investor sentiment and the public perception of fossil fuels have led to calls to limit investment and lending to businesses in our industry. As a service provider to energy companies in the fossil fuel industry, if any of these efforts continue or increase, our ability to raise capital could be negatively affected, which could lead to a reduction in our stock price.

Similarly, there are calls by certain investors for companies to increase their ESG initiatives, and for more robust reporting on such initiatives. The European Union has implemented ESG reporting requirements on EU market participants, and similar regulations are pending in various states in the United States. Standards for tracking and reporting ESG matters continue to evolve, and our business may be impacted by new laws and regulations or investor criteria in the U.S., the European Union, and around the world, related to ESG. Members of the investment community and lenders have also begun establishing standards required of companies in which they invest or to which they provide credit. Certain of our institutional investors use third-party benchmarks or scores to measure a company’s ESG practices in an increasingly broad set of matters including but not limited to, environmental sustainability (including climate change), human capital, labor, product certification and risk oversight. Such scoring and examination may expand the nature, scope and complexity of matters that we are required to control, assess and report. In addition to potential impacts on our operations, the cost of complying with such scrutiny by institutional investors, as well as any new laws and regulations, including building appropriate compliance and reporting functions within our company, could be significant and may increase our costs of operations and thereby negatively affect our financial condition. In addition, if we are unable to meet the requirements of our investors or our lenders, our cost of capital may increase and our stock price may be negatively affected.

We intend to set certain ESG-related initiatives, goals, and/or commitments regarding environmental matters, diversity, and other matters. Our intention to set certain ESG-related initiatives and goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. These initiatives, goals, or commitments could result in unexpected expenses, changes in our relationships with strategic partners, distributors and third-party service providers, loss of revenue or business disruption. We could fail to achieve, or may be perceived to fail to achieve, ESG-related initiatives, goals, or commitments and we may be criticized for the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them. Our actual or perceived failure to achieve our ESG-related initiatives, goals, or commitments could negatively impact our reputation or otherwise materially harm our business.

Our business, results of operations and financial condition have been and may continue to be adversely affected by global public health epidemics, including the strain of coronavirus known as COVID-19, and future adverse effects could be material and difficult to predict.

The global spread of the strain of coronavirus known as COVID-19 and its variants, which was declared a global pandemic by the World Health Organization on March 11, 2020, impacted our operations and the operations of our customers and suppliers. The outbreak triggered a sharp sell-off in energy commodities markets during the first quarter of 2020, as economic activity tumbled as a result of government impositions of mandatory closures, quarantines and other restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. Other effects of the pandemic included, and may continue to include, significant volatility and disruption of the global financial markets; adverse revenue and net income effects; disruptions to our operations, including suspension or deferral of drilling activities; customer shutdowns of oil and gas exploration and production; downward revisions to customer budgets; supply chain disruptions; inflation and other decreases in purchasing power, limitations on access to raw materials; employee impacts from illness, school closures and other community response measures; and temporary closures of our facilities or the facilities of our customers and suppliers. The pandemic is continuously evolving, and the extent to which our operating and financial results will continue to be affected will depend on various factors beyond our control, such as the ultimate duration, severity and sustained geographic resurgence of the virus; the emergence of new variants and strains of the virus; and the success of actions to contain the virus and its variants, or treat its impact, such as the availability and acceptance of vaccines. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate our other risk factors described in this Form 10-K.

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

In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period. See Note 15—Commitments and Contingencies in Part II, Item 8.—Financial Statements and Supplementary Data for a description of such proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common shares, par value $0.05 per share, are publicly traded on the New York Stock Exchange (the “NYSE”) under the symbol “NBR”.

On February 6, 2023, the closing price of our common shares as reported on the NYSE was $170.43.

Holders.

On February 6, 2023, there were approximately 1,678 shareholders of record of our common shares.

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

Issuer Purchases of Equity Securities.

The following table provides information relating to our repurchase of common shares during the three months ended December 31, 2022:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
October 1 - October 31	—	$108.59	—	278,914
November 1 - November 30	—	$174.03	—	278,914
December 1 - December 31	—	$158.33	—	278,914
(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our Amended and Restated 2016 Stock Plan. Each of the Amended and Restated 2016 Stock Plan, the 2003 Employee Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through December 31, 2022, we had repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of December 31, 2022, we had approximately $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares are held by certain of our Bermuda subsidiaries and are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of December 31, 2022, our subsidiaries held 1.1 million of our common shares.

Performance Graph

The following graph illustrates comparisons of five-year cumulative total returns among Nabors, the S&P 500 Index, S&P SmallCap 600 Index, Russell 3000 Index and Dow Jones Oil Equipment and Services Index. We present all these indices. Total return assumes $100 invested on December 31, 2017 in shares of Nabors and in the aforementioned indices noted above assuming reinvestment of dividends at the end of each calendar year, presented in the table below.

Dollars
200
150
100
50
0
2017
2018
2019
2020
2021
2022
Nabors Industries Ltd.
S&P 500 Index
S&P SmallCap 600 Index
Russell 3000 Index
Dow Jones Oil Equipment and Services Index

	As of December 31,
	2017	2018	2019	2020	2021	2022
Nabors Industries Ltd.	100	31	45	19	26	49
S&P 500 Index	100	96	126	149	192	157
S&P SmallCap 600 Index	100	92	112	125	159	133
Russell 3000 Index	100	95	124	150	189	152
Dow Jones Oil Equipment and Services Index	100	58	62	38	47	78

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

Outlook

The demand for our services and products is a function of the level of spending by oil and gas companies for exploration, development and production activities. The level of exploration, development and production activities is to a large extent tied to the prices of oil and natural gas, which fluctuate significantly and tend to be highly sensitive to supply and demand cycles. Additionally, some oil and gas companies may limit their capital spending to a percentage of their operating cash flows.

During 2020, global oil markets experienced unprecedented volatility primarily as a result of the advent of the COVID-19 pandemic. As a result, we experienced a significant reduction in demand for our services throughout 2020 and into 2021, both in the US and in many international markets. The US drilling rig market began to stabilize during the second half of 2020 and has improved at a measured rate since 2020 through 2022. We expect continued modest increases in activity throughout 2023 for the US market. In our International markets since 2020, we have seen a substantial resumption of overall activity to near pre-COVID-19 levels. In certain key markets, activity has been restored to pre-COVID levels.

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

Recent Developments

2022 Credit Agreement

On January 21, 2022, we entered into a revolving credit agreement between Nabors Delaware, the guarantors from time to time party thereto, the issuing banks (the “Issuing Banks”) and other lenders party thereto (the “Lenders”) and Citibank, N.A., as administrative agent (the “2022 Credit Agreement”). The 2022 Credit Agreement replaced the 2018 Revolving Credit Facility. Under the 2022 Credit Agreement, the Lenders have committed to provide up to an aggregate principal amount at any time outstanding not in excess of $350.0 million (with an accordion feature for an additional $100.0 million subject to lender consent) to Nabors Delaware under a secured revolving credit facility, including sub-facilities provided by certain of the Lenders for letters of credit in an aggregate principal amount at any time outstanding not in excess of $100.0 million. The facility matures on the earlier of (a) January 21, 2026 and (b) (i) to the extent any principal amount of Nabors Delaware’s existing 5.5% senior notes due 2023 and 5.75% senior notes due 2025 remains outstanding on the date that is 90 days prior to the applicable maturity date for such indebtedness, then such 90th day or (ii) to the extent 50% or more of the outstanding (as of the closing date) aggregate principal amount of the 0.75% senior exchangeable notes due 2024 remains outstanding and not refinanced or defeased on the date that is 90 days prior to the maturity date for such indebtedness, then such 90th day.

Financial Results

Comparison of the years ended December 31, 2022 and 2021

Operating revenues in 2022 totaled $2.7 billion, representing an increase of $636.2 million, or 32%, from 2021. All of our operating segments, with the exception of Canada Drilling due to its sale in 2021, experienced an increase in operating revenues over this period. For a more detailed description of operating results see “—Segment Results of Operations,” below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $350.3 million for 2022 ($40.52 per diluted share) compared to a net loss from continuing operations attributable to Nabors common shareholders of $572.9 million ($76.58 per diluted share) in 2021, or a $222.7 million decrease in the net loss. The majority of the decrease in net loss is attributable to improved market conditions, which has resulted in a $255.8 million improvement in adjusted operating income from the prior year. Results from 2022 included approximately $95.9 million in mark-to-market losses on warrants, which was offset by the absence of any impairments or purchase of technology, both of which negatively impacted 2021 by approximately $81.5 million.

General and administrative expenses in 2022 totaled $228.4 million, representing an increase of $14.9 million, or 7% from 2021. This is reflective of increases in workforce costs and general operating costs as market conditions have improved and operating levels have increased.

Research and engineering expenses in 2022 totaled $49.9 million, representing an increase of $14.8 million, or 42%, from 2021. This is primarily reflective of an increase in research and development activities, along with increased engineering support costs for the higher general operating activity levels, as market conditions have improved.

Depreciation and amortization expense in 2022 was $665.1 million, representing a decrease of $28.3 million, or 4%, from 2021. The decrease is attributable to the combination of (a) a reduction in depreciation as a result of the many assets that have recently reached the end of their useful lives, (b) limited capital expenditures over recent years, and (c) the sale of Canada Drilling assets in July 2021.

Segment Results of Operations

Our business consists of five reportable segments: U.S. Drilling, Canada Drilling, International Drilling, Drilling Solutions and Rig Technologies.

Management evaluates the performance of our reportable segments using adjusted operating income (loss), which is our segment performance measure, because we believe that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), (gain)/loss on debt buybacks and exchanges, impairments and other charges and other, net. A reconciliation of adjusted operating income to net income (loss) from continuing operations before income taxes can be found in Note 18—Segment Information in Part II, Item 8.—Financial Statements and Supplementary Data.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Year Ended December 31,		Increase/(Decrease)
	2022	2021	2022 to 2021

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$1,100,614	$669,656	$430,958	64%
Adjusted operating income (loss) (1)	$108,506	$(76,492)	$184,998	242%
Average rigs working (2)	97.2	70.9	26.3	37%

Canada Drilling
Operating revenues	$—	$39,336	$(39,336)	(100)%
Adjusted operating income (loss) (1)	$13	$2,893	$(2,880)	(100)%
Average rigs working (2)	—	6.5	(6.5)	(100)%

International Drilling
Operating revenues	$1,199,282	$1,043,197	$156,085	15%
Adjusted operating income (loss) (1)	$(879)	$(40,117)	$39,238	98%
Average rigs working (2)	74.2	67.9	6.3	9%

Drilling Solutions
Operating revenues	$243,349	$172,473	$70,876	41%
Adjusted operating income (loss) (1)	$77,868	$32,771	$45,097	138%

Rig Technologies
Operating revenues	$195,129	$149,273	$45,856	31%
Adjusted operating income (loss) (1)	$8,906	$158	$8,748	5,537%
(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 18 – Segment Information to the consolidated financial statements included in Item 8 of the report.

(1)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues increased by $431.0 million or 64% in 2022 compared to 2021. This increase was due to a 37% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our drilling services have rebounded and increased since the prior year. The increase is also attributable to an increase in day rates, as pricing for our services has improved during 2022.

Canada Drilling

We had no operating revenues in Canada Drilling in 2022 due to the sale of the Canada Drilling assets in July 2021. In 2021, Canada Drilling revenues were $39.3 million.

International Drilling

Operating revenues increased by $156.1 million or 15% in 2022 compared to 2021. This increase was due to a 9% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our drilling services have rebounded and increased since the prior year. The increase is also partially attributable to an increase in day rates, as pricing for our services has improved.

Drilling Solutions

Operating revenues increased by $70.9 million or 41% in 2022 compared to 2021 as market conditions and demand for our services have rebounded and drilling activity has increased since the prior year.

Rig Technologies

Operating revenues increased by $45.9 million or 31% in 2022 compared to 2021 as market conditions and demand for our services have improved since the prior year.

Other Financial Information

Interest expense

Interest expense for 2022 was $177.9 million, representing an increase of $6.4 million, or 4%, compared to 2021. The increase was primarily due to the issuance in November 2021 of $700 million in 7.375% senior priority guaranteed notes due May 2027, partially offset by a reduction of over $400 million to our overall debt levels since December 31, 2020.

Gain on debt buybacks and exchanges

Gain on debt buybacks and exchanges in 2022 was $4.6 million, representing a decrease of $8.8 million compared to 2021. The decrease is primarily attributable to fewer open market purchases of debt in 2022, as the debt discount levels have reduced.

Impairments and other charges

During the year ended December 31, 2021, we recognized impairments and other charges of approximately $66.7 million. The charges was primarily due to $58.5 million of impairments recognized in 2021 attributable to the sale of our Canada drilling assets. Also, we recognized $6.2 million in severance and transaction related costs in 2021 as the company was responding to the challenging industry environment.

Other, net

Other, net for the year ended December 31, 2022 was a loss of $131.7 million, compared to $53.4 million of loss during 2021. The increase was primarily due to an additional $101.0 million of loss recognized in 2022 related to common stock warrant valuation (see Note 12 — Shareholders’ Equity in Part II, Item 8.—Financial Statements and Supplementary Data for discussion of the common stock warrants). This was offset by a decrease of $16.5 million in losses from sales and retirements of assets recognized between 2021 and 2022.

Income taxes

Our worldwide income tax expense for 2022 was $61.5 million compared to $55.6 million for 2021. The increase in tax expense was primarily attributable to changes in the operating income and the geographic mix of our pre-tax earnings (losses) in the jurisdictions in which we operate, partially offset by tax expense recorded in 2021 attributable to a liability for uncertain tax positions of $26.3 million.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under the 2022 Credit Agreement and cash generated from operations. As of December 31, 2022, we had cash and short-term investments of $452.3 million and working capital of $404.2 million. As of December 31, 2021, we had cash and short-term investments of $991.5 million and working capital of $1.0 billion.

At December 31, 2022, we had no borrowings outstanding under the 2022 Credit Agreement, which has a total borrowing capacity of $350.0 million.

The 2022 Credit Agreement requires us to maintain an interest coverage ratio (EBITDA/interest expense), which increases on a quarterly basis, and a minimum guarantor value, requiring the guarantors (other than the Company) and their subsidiaries to own at least 90% of the consolidated property, plant and equipment of the Company. Additionally, the Company is subject to certain covenants (which are subject to certain exceptions) and include, among others, (a) a covenant restricting our ability to incur liens (subject to the additional liens basket of up to $150.0 million), (b) a covenant restricting our ability to pay dividends or make other distributions with respect to its capital stock and to repurchase certain indebtedness, and (c) a covenant restricting the ability of the Company’s subsidiaries to incur debt

(subject to the grower basket of up to $100.0 million). We had $66.2 million of letters of credit outstanding under the 2022 Credit Agreement.

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

Our ability to access capital markets or to otherwise obtain sufficient financing may be affected by our senior unsecured debt ratings as provided by the major credit rating agencies in the United States and our historical ability to access these markets as needed. While there can be no assurances that we will be able to access these markets in the future, we believe that we will be able to access capital markets or otherwise obtain financing in order to satisfy any payment obligation that might arise upon maturity, exchange or purchase of our notes and our debt facilities, loss of availability of our revolving credit facilities and our A/R Agreements (see—Accounts Receivable Purchase and Sales Agreements, below), and that any cash payment due, in addition to our other cash obligations, would not ultimately have a material adverse impact on our liquidity or financial position. The major U.S. credit rating agencies have previously downgraded our senior unsecured debt rating to non-investment grade. These and any further ratings downgrades could adversely impact our ability to access debt markets in the future, increase the cost of future debt, and potentially require us to post letters of credit for certain obligations. See Part I, Item 1A.—Risk Factors—A downgrade in our credit rating could negatively impact our cost of and ability to access capital markets or other financing sources.

We had 18 letter-of-credit facilities with various banks outstanding as of December 31, 2022. Availability under these facilities was as follows:

December 31,
2022
(In thousands)
Credit available	$620,552
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	105,081
Remaining availability	$515,471

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

Accounts Receivable Purchase and Sales Agreements

On September 13, 2019, we entered into an accounts receivables sales agreement (the “A/R Sales Agreement”) and an accounts receivables purchase agreement (the “A/R Purchase Agreement” and, together with the A/R Sales Agreement, the “A/R Agreements”), whereby the originators, all of whom are our subsidiaries, sold or contributed, and will on an ongoing basis continue to sell or contribute, certain of their domestic trade accounts receivables to a wholly-owned, bankruptcy-remote special purpose entity (“SPE”). The SPE in turn, sells, transfers, conveys and assigns to third-party financial institutions (“Purchasers”), all the rights, title and interest in and to its pool of eligible receivables.

On July 13, 2021, we entered into the First Amendment to the A/R Purchase Agreement which, among other things, reduced the commitments of the third-party financial institutions (the “Purchasers”) from $250 million to $150 million.

On June 27, 2022, we entered into the Third Amendment to the A/R Purchase Agreement which extended the term of the Purchase Agreement to August 13, 2024 and increased the commitments of the Purchasers from $150 million to $250 million. Subject to Purchaser approval, the A/R Purchase Agreement allows for purchase commitments to be increased to $300 million. The expiration of the A/R Purchase Agreement can be accelerated to June 17, 2023 if any of the 5.1% Senior Notes remain outstanding as of such date; or, to October 17, 2023 if 50% or more of the outstanding aggregate principal amount of the 0.75% Senior Exchangeable Notes remain outstanding and not refinanced as of such date.

The amount available for purchase under the A/R Agreements fluctuates over time is based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreements is approximately $250.0 million and the amount of receivables purchased by the third-party Purchasers as of December 31, 2022 was $208.0 million.

The originators, Nabors Delaware, the SPE, and the Company provide representations, warranties, covenants and indemnities under the A/R Agreements and the Indemnification Guarantee. See further details at Note 4—Accounts Receivable Purchase and Sales Agreements.

Other Indebtedness

See Note 10, Debt, , in Part II, Item 8.—Financial Statements and Supplementary Data, for further details about our financing arrangements, including our debt securities.

Future Cash Requirements

Our current cash and investments, projected cash flows from operations, proceeds from equity or debt issuances and the facilities under our 2022 Credit Agreement are expected to adequately finance our purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for the foreseeable future including the repayment of the $52.1 million of outstanding 5.10% senior notes due September 2023. However, we can make no assurances that our current operational and financial projections will prove to be correct, especially in light of the effects the Russia/Ukraine Conflict, global inflationary pressures, including increasing interest rates, and the COVID-19 pandemic has had on oil and natural gas prices and, in turn, our business. A sustained period of highly depressed oil and natural gas prices could have a significant effect on our customers’ capital expenditure spending and therefore our operations, cash flows and liquidity.

Purchase commitments outstanding on December 31, 2022 totaled approximately $247.3 million, primarily for rig-related enhancements, sustaining capital expenditures, operating expenses, and purchases of inventory. $247.2 million of the outstanding commitments are expected to be paid in 2023. Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures for 2023 represent a number of capital programs that are currently underway or planned.

As of December 31, 2022, we had approximately $2.5 billion of net book value of long-term debt outstanding with $2.6 billion in aggregate principal. We have expected aggregate future interest payments of $616.0 million related to the outstanding debt with $156.0 million due in the next twelve months. See Note 10—Debt in Part II, Item 8.—Financial Statements and Supplementary Data for additional details. Our obligations for operating leases total $43.2 million with $8.9 million of the obligations coming due in the upcoming year. See Note 20—Leases in Part II, Item 8.—Financial Statements and Supplementary Data for additional details.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt securities, both in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and may involve material amounts.

We are a party to transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements include the A/R Agreements (see —Accounts Receivable Purchase and Sales Agreements, above) and certain agreements and obligations under which we provide financial or performance assurance to third parties. Certain of these financial or performance assurances serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. In addition, we have provided indemnifications, which serve as guarantees, to some third parties. These guarantees include indemnification provided by us to our share transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees, if any. Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote.

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2023	2024	2025	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$39,073	8,397	5,127	11,739	$64,336

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our 2022 and 2021 cash flows below.

Operating Activities. Net cash provided by operating activities totaled $501.1 million during 2022, compared to net cash provided of $428.8 million during 2021. Operating cash flows are our primary source of capital and liquidity.  Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are significant factors affecting operating cash flows. Changes in working capital items provided $48.3 million in cash flows during 2022 and provided $188.1 million in cash flows during 2021. As is common in periods of growth for companies, as our businesses grew in 2022 we experienced a need for increased working capital, which caused the decrease in cash provided from this source.

Investing Activities. Net cash used for investing activities totaled $368.7 million during 2022 compared to net cash used of $117.2 million in 2021. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, and sustaining capital expenditures. During 2022 and 2021, we used cash for capital expenditures totaling $373.4 million and $234.0 million, respectively.

We received $26.7 million in proceeds from sales of assets during 2022 compared to $124.3 million in 2021. The 2021 total was primarily due to the sale of our Canada drilling assets in July 2021.

Financing Activities. Net cash used for financing activities totaled $661.5 million during 2022. During 2022, we reduced $460.0 million in amounts borrowed under our revolving credit facilities and repaid $182.6 million on our senior notes. Additionally, we had distributions of $10.3 million from our SANAD joint venture to our partner.

Net cash provided by financing activities totaled $488.4 million during 2021. During 2021, we received net proceeds of $700.0 million from the issuance of long-term debt and received $276.0 million from the public offering of NETC (accounted for as restricted cash held in trust).  Partially offsetting these activities, we reduced $212.5 million in amounts borrowed under our revolving credit facilities and repaid $187.0 million on our senior notes. Additionally, we paid dividends totaling $7.3 million to our preferred shareholders and made distributions of $58.5 million from our SANAD joint venture to our partner.

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries

Nabors Delaware is an indirect, wholly owned subsidiary of Nabors. Nabors fully and unconditionally guarantees the due and punctual payment of the principal of, premium, if any, and interest on Nabors Delaware’s registered notes, which are its (a) 5.10% Senior Notes due 2023 (the “5.10% 2023 Notes”) and (b) 5.75% Senior Notes due 2025 (the “2025 Notes” and, together with the 5.10% 2023 Notes, the “Registered Notes”), and any other obligations of Nabors Delaware under the Registered Notes when and as they become due and payable, whether at maturity, upon redemption, by acceleration or otherwise, if Nabors Delaware is unable to satisfy these obligations. Nabors’ guarantee of Nabors Delaware’s obligations under the Registered Notes are its unsecured and unsubordinated obligation and have the same ranking with respect to Nabors’ indebtedness as the Registered Notes have with respect to Nabors Delaware’s indebtedness. In the event that Nabors is required to withhold or deduct on account of any Bermudian taxes due from any payment made under or with respect to its guarantees, subject to certain exceptions, Nabors will pay additional amounts so that the net amount received by each holder of Registered Notes will equal the amount that such holder would have received if the Bermudian taxes had not been required to be withheld or deducted.

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

Summarized combined Balance Sheet and Income Statement information for the Obligated Group is as follows (in thousands):

	December 31,
Summarized Combined Balance Sheet Information	2022	2021

Assets
Current Assets	$2,578	$462,872
Non-Current Assets	458,232	431,651
Noncurrent assets - affiliates	5,733,274	6,149,188
Total Assets	6,194,084	7,043,711

Liabilities and Stockholders' Equity
Current liabilities	79,941	75,112
Noncurrent liabilities	2,698,835	3,367,502
Noncurrent liabilities - affiliates	—	4,471
Total Liabilities	2,778,776	3,447,085
Stockholders' Equity	3,415,308	3,596,626
Total Liabilities and Stockholders' Equity	6,194,084	7,043,711

	Year Ended December 31,
Summarized Combined Income Statement Information	2022	2021
Total revenues, earnings (loss) from consolidated affiliates and other income	$(148,523)	$(277,147)
Income from continuing operations, net of tax	(420,492)	(441,310)
Dividends on preferred stock	—	(3,653)
Net income (loss) attributable to Nabors common shareholders	(420,492)	(444,963)

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

Depreciation of Property, Plant and Equipment. The drilling and drilling services industries are very capital intensive. Property, plant and equipment represented 64% of our total assets as of December 31, 2022, and depreciation and amortization constituted 23% of our total costs and other deductions in 2022.

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

There have been no factors related to the performance of our portfolio of assets, changes in technology or other factors indicating that these estimates do not continue to be appropriate. Accordingly, for the years ended December 31, 2022, 2021 and 2020, no significant changes have been made to the depreciation rates applied to property, plant and equipment, the underlying assumptions related to estimates of depreciation, or the methodology applied. However, certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management’s assumptions regarding our ability to realize the return on our investment in operating assets and therefore affect the useful lives and salvage values of our assets.

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

Assumptions in the determination of future cash flows are made with the involvement of management personnel at the operational level where the most specific knowledge of market conditions and other operating factors exists. For 2022, 2021 and 2020, no significant changes have been made to the methodology utilized to determine future cash flows.

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

Audit claims of approximately $216.9 million attributable to income tax have been assessed against us. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

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

During 2022, 2021 and 2020, no significant changes were made to the methodology used to estimate insurance reserves. For purposes of earnings sensitivity analysis, if the December 31, 2022 reserves were adjusted by 10%, total costs and other deductions would change by $10.8 million, or 0.37%.

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

Foreign Currency Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign exchange rate risk and foreign currency devaluation risk. The most significant exposures arise in connection with our operations in Argentina, Norway and Canada, which usually are substantially unhedged.

At various times, we utilize local currency borrowings (foreign currency denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate. A hypothetical 10% increase in the value of all our foreign currencies relative to the U.S. dollar as of December 31, 2022 would result in a $6.2 million increase in the fair value of our net monetary liabilities denominated in currencies other than U.S. dollars.

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

Interest Rate and Marketable and Non-marketable Security Price Risk. Our financial instruments that are potentially sensitive to changes in interest rates include our floating rate debt instruments (our 2022 Credit Agreement), our fixed rate debt securities comprised of our 5.10% and 5.75% senior notes; 0.75% senior exchangeable notes; 7.25% and 7.50% senior guaranteed notes; 7.375% and 9.00% senior priority guaranteed notes; our investments in debt securities (including corporate and mortgage-CMO debt securities); and our investments in overseas funds that invest primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed and mortgage-backed securities, global structured-asset securitizations, whole-loan mortgages and participations in whole loans and whole-loan mortgages), which are classified as long-term investments.

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

Fair Value of Financial Instruments. The fair value of our fixed rate long-term debt and revolving credit facilities is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	As of December 31,
		2022			2021
	Effective			Effective
	Interest	Carrying	Fair	Interest	Carrying	Fair
	Rate	Value	Value	Rate	Value	Value

	(Dollars in thousands)
5.50% senior notes due January 2023	6.13%	$—	$—	5.87%	$24,446	$24,736
5.10% senior notes due September 2023	5.46%	52,004	51,354	5.42%	82,703	84,044
0.75% senior exchangeable notes due January 2024	0.97%	177,005	164,898	5.90%	259,839	257,730
5.75% senior notes due February 2025	6.02%	474,092	454,773	6.03%	548,458	508,881
6.50% senior priority guaranteed notes due February 2025	—%	—	—	6.50%	50,485	50,490
9.00% senior priority guaranteed notes due February 2025	9.00%	209,384	213,507	9.00%	218,082	226,914
7.25% senior guaranteed notes due January 2026	7.52%	557,902	529,432	7.52%	559,978	522,079
7.375% senior priority guaranteed notes due May 2027	7.74%	700,000	686,686	7.74%	700,000	724,906
7.50% senior guaranteed notes due January 2028	7.70%	389,609	354,400	7.70%	389,609	346,966
2018 revolving credit facility	—%	—	—	3.72%	460,000	460,000
		$2,559,996	$2,455,050		$3,293,600	$3,206,746
Less: deferred financing costs		22,456			30,805
		$2,537,540			$3,262,795

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nabors Industries Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Uncertain Tax Positions

As described in Note 11 to the consolidated financial statements, the Company has recorded liabilities for uncertain tax positions of $62.5 million as of December 31, 2022. As disclosed by management, the Company operates in a number of countries and is subject to highly complex tax laws, treaties and regulations. Tax returns filed in the jurisdictions where the Company operates are subject to review and examination by tax authorities within those jurisdictions and the Company is currently contesting tax assessments in a number of countries and may contest future assessments. Management believes the ultimate resolution of the outstanding assessments, for which no accrual has been made, will not have a material adverse effect on the consolidated financial statements. Management recognizes uncertain tax positions that have a greater than 50 percent likelihood of being sustained.

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

February 9, 2023

We have served as the Company’s auditor since 1987.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$451,025	$991,471
Short-term investments	1,290	17
Accounts receivable, net of allowance of $52,895 and $67,292, respectively	327,397	287,572
Inventory, net	127,947	126,448
Other current assets	92,964	96,301
Total current assets	1,000,623	1,501,809
Property, plant and equipment, net	3,026,100	3,348,498
Restricted cash held in trust	284,841	281,523
Deferred income taxes	257,320	258,631
Other long-term assets	160,970	134,903
Total assets (1)	$4,729,854	$5,525,364
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$314,041	$253,748
Accrued liabilities	247,575	247,171
Income taxes payable	27,990	18,887
Current lease liabilities	6,784	5,422
Total current liabilities	596,390	525,228
Long-term debt	2,537,540	3,262,795
Other long-term liabilities	377,671	340,347
Deferred income taxes	2,858	2,773
Total liabilities (1)	3,514,459	4,131,143
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest in subsidiary	678,604	675,283

Shareholders’ equity:
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 10,505 and 9,295, respectively	525	466
Capital in excess of par value	3,536,373	3,454,563
Accumulated other comprehensive income (loss)	(11,038)	(10,634)
Retained earnings (accumulated deficit)	(1,841,153)	(1,537,988)
Less: treasury shares, at cost, 1,090 and 1,090 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	368,956	590,656
Noncontrolling interest	167,835	128,282
Total equity	536,791	718,938
Total liabilities and equity	$4,729,854	$5,525,364

_____________________________

(1)	The consolidated balance sheets include assets and liabilities of consolidated joint ventures. See Note 13—Joint Ventures for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$2,653,766	$2,017,548	$2,134,043
Investment income (loss)	14,992	1,557	1,438
Total revenues and other income	2,668,758	2,019,105	2,135,481

Costs and other deductions:
Direct costs	1,666,004	1,286,896	1,333,072
General and administrative expenses	228,431	213,559	203,515
Research and engineering	49,939	35,153	33,564
Depreciation and amortization	665,072	693,381	853,699
Interest expense	177,895	171,476	206,274
(Gain)/loss on debt buybacks and exchanges	(4,597)	(13,423)	(228,274)
Impairments and other charges	—	66,731	410,631
Other, net	131,696	53,421	28,567
Total costs and other deductions	2,914,440	2,507,194	2,841,048
Income (loss) from continuing operations before income taxes	(245,682)	(488,089)	(705,567)
Income tax expense (benefit):
Current	54,199	66,327	(7,430)
Deferred	7,337	(10,706)	64,716
Total income tax expense (benefit)	61,536	55,621	57,286
Income (loss) from continuing operations, net of tax	(307,218)	(543,710)	(762,853)
Income (loss) from discontinued operations, net of tax	—	20	7
Net income (loss)	(307,218)	(543,690)	(762,846)
Less: Net (income) loss attributable to noncontrolling interest	(43,043)	(25,582)	(42,795)
Net income (loss) attributable to Nabors	$(350,261)	$(569,272)	$(805,641)
Less: Preferred stock dividend	—	(3,653)	(14,611)
Net income (loss) attributable to Nabors common shareholders	$(350,261)	$(572,925)	$(820,252)

Amounts attributable to Nabors common shareholders:
Net income (loss) from continuing operations	$(350,261)	$(572,945)	$(820,259)
Net income (loss) from discontinued operations	—	20	7
Net income (loss) attributable to Nabors common shareholders	$(350,261)	$(572,925)	$(820,252)

Earnings (losses) per share:
Basic from continuing operations	$(40.52)	$(76.58)	$(118.69)
Basic from discontinued operations	—	—	—
Total Basic	$(40.52)	$(76.58)	$(118.69)
Diluted from continuing operations	$(40.52)	$(76.58)	$(118.69)
Diluted from discontinued operations	—	—	—
Total Diluted	$(40.52)	$(76.58)	$(118.69)
Weighted-average number of common shares outstanding:
Basic	8,898	7,605	7,059
Diluted	8,898	7,605	7,059

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Net income (loss) attributable to Nabors	$(350,261)	$(569,272)	$(805,641)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(1,993)	2,230	435
Pension liability amortization and adjustment	1,645	(1,692)	210
Unrealized gains (losses) and amortization on cash flow hedges	—	—	160
Other comprehensive income (loss), before tax	(348)	538	805
Income tax expense (benefit) related to items of other comprehensive income (loss)	56	48	141
Other comprehensive income (loss), net of tax	(404)	490	664
Comprehensive income (loss) attributable to Nabors	(350,665)	(568,782)	(804,977)
Comprehensive income (loss) attributable to noncontrolling interest	43,043	25,582	42,795
Comprehensive income (loss)	$(307,622)	$(543,200)	$(762,182)

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(307,218)	$(543,690)	$(762,846)
Adjustments to net income (loss):
Depreciation and amortization	665,072	693,382	853,697
Deferred income tax expense (benefit)	7,335	(10,711)	64,717
Impairments and other charges	—	72,497	318,582
Amortization of debt discount and deferred financing costs	8,138	21,359	31,238
Losses (gains) on debt buyback	(4,119)	(13,423)	(228,274)
Losses (gains) on long-lived assets, net	7,352	23,864	64,365
Provision (recovery) of bad debt	—	(2,515)	18,194
Share-based compensation	15,828	19,362	24,638
Foreign currency transaction losses (gains), net	6,689	4,800	13,133
Mark-to-market loss on warrants	95,909	—	—
Noncontrolling interest	(43,043)	(25,582)	(42,795)
Other	869	1,298	3,516
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(54,501)	71,805	67,502
Inventory	928	32,037	6,188
Other current assets	3,690	14,166	38,672
Other long-term assets	(11,196)	17,914	20,830
Trade accounts payable and accrued liabilities	61,636	12,143	(142,826)
Income taxes payable	8,616	5,140	(933)
Other long-term liabilities	39,104	34,930	2,163
Net cash provided by (used for) operating activities	501,089	428,776	349,761
Cash flows from investing activities:
Capital expenditures	(373,445)	(234,040)	(195,523)
Proceeds from sales of assets	26,713	124,301	27,397
Other	(21,976)	(7,486)	2,669
Net cash (used for) provided by investing activities	(368,708)	(117,225)	(165,457)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	700,000	1,000,000
Reduction in long-term debt	(182,601)	(186,958)	(1,394,043)
Debt issuance costs	(3,864)	(16,339)	(28,112)
Proceeds from revolving credit facilities	335,000	1,025,000	1,552,500
Reduction in revolving credit facilities	(795,000)	(1,237,500)	(1,235,000)
Dividends to common and preferred shareholders	(65)	(7,380)	(22,538)
Redeemable noncontrolling interest distribution	(10,324)	(58,524)	—
Distributions to noncontrolling interest	(3,489)	(3,795)	(5,083)
Sale of non-controlling interest - special purpose acquisition company	—	276,000	—
Other	(1,189)	(2,083)	(15,725)
Net cash (used for) provided by financing activities	(661,532)	488,421	(148,001)
Effect of exchange rate changes on cash and cash equivalents	(7,219)	(1,742)	(3,061)
Net increase (decrease) in cash and cash equivalents and restricted cash	(536,370)	798,230	33,242
Cash and cash equivalents and restricted cash, beginning of period	1,273,510	475,280	442,038
Cash and cash equivalents and restricted cash, end of period	$737,140	$1,273,510	$475,280

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	991,471	472,246	435,990
Restricted cash, beginning of period	282,039	3,034	6,048
Cash and cash equivalents and restricted cash, beginning of period	$1,273,510	$475,280	$442,038

Cash and cash equivalents, end of period	451,025	991,471	472,246
Restricted cash, end of period	286,115	282,039	3,034
Cash and cash equivalents and restricted cash, end of period	$737,140	$1,273,510	$475,280

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Mandatory Convertible				Capital	Accumulated	Retained
	Preferred Shares		Common Shares		in Excess	Other	Earnings		Non-
		Par		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands)	Shares	Value	Shares	Value	Value	Income	Deficit)	Shares	Interest	Equity
As of December 31, 2019	5,613	6	8,324	416	3,412,972	(11,788)	(104,775)	(1,314,020)	67,354	2,050,165
Net income (loss)	—	—	—	—	—	—	(805,641)	—	42,795	(762,846)
Dividends declared to common shareholders ($0.50 per share)	—	—	—	—	—	—	(3,632)	—	—	(3,632)
Dividends declared to preferred shareholders ($3.00 per share)	—	—	—	—	—	—	(14,610)	—	—	(14,610)
Repurchase of shares	(743)	(1)	—	—	(12,127)	—	—	(1,731)	—	(13,859)
Other comprehensive income (loss), net of tax	—	—	—	—	—	664	—	—	—	664
Share-based compensation	—	—	—	—	24,638	—	—	—	—	24,638
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(5,082)	(5,082)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(17,442)	—	—	(17,442)
Other	—	—	59	3	(1,548)	—	—	—	357	(1,188)
As of December 31, 2020	4,870	5	8,383	419	3,423,935	(11,124)	(946,100)	(1,315,751)	105,424	1,256,808
Net income (loss)	—	—	—	—	—	—	(569,272)	—	25,582	(543,690)
PSU distribution equivalent rights	—	—	—	—	—	—	(75)	—	—	(75)
Dividends declared to preferred shareholders ($0.75 per share)	—	—	—	—	—	—	(3,653)	—	—	(3,653)
Issuance of warrants on common shares	—	—	—	—	—	—	(2,719)	—	—	(2,719)
Other comprehensive income (loss), net of tax	—	—	—	—	—	490	—	—	—	490
Share issuance	—	—	148	7	12,865	—	—	—	—	12,872
Share-based compensation	—	—	—	—	19,361	—	—	—	—	19,361
Conversion of preferred shares	(4,870)	(5)	668	34	(34)	—	—	—	—	(5)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(3,793)	(3,793)
Contributions and other from noncontrolling interest	—	—	—	—	—	—	—	—	6,298	6,298
IPO SPAC warrants to public holders, net of issuance cost	—	—	—	—	—	—	—	—	13,480	13,480
Deemed dividends to SPAC public shareholders	—	—	—	—	—	—	(6,724)	—	(18,709)	(25,433)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(9,445)	—	—	(9,445)
Other	—	—	96	6	(1,564)	—	—	—	—	(1,558)
As of December 31, 2021	—	—	9,295	466	3,454,563	(10,634)	(1,537,988)	(1,315,751)	128,282	718,938
Impact of adoption of ASU 2020-06 (Note 2)	—	—	—	—	(81,881)	—	60,701	—	—	(21,180)
As of January 1, 2022	—	—	9,295	466	3,372,682	(10,634)	(1,477,287)	(1,315,751)	128,282	697,758
Net income (loss)	—	—	—	—	—	—	(350,261)	—	43,043	(307,218)
Warrant Exercise, net of tax	—	—	1,051	52	152,451	—	—	—	—	152,503
Other comprehensive income (loss), net of tax	—	—	—	—	—	(404)	—	—	—	(404)
Share-based compensation	—	—	—	—	15,828	—	—	—	—	15,828
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(3,490)	(3,490)
Deemed dividends to SPAC public shareholders	—	—	—	—	—	—	(3,321)	—	—	(3,321)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(10,324)	—	—	(10,324)
Other	—	—	159	7	(4,588)	—	40	—	—	(4,541)
As of December 31, 2022	—	—	10,505	525	3,536,373	(11,038)	(1,841,153)	(1,315,751)	167,835	536,791

The accompanying notes are an integral part of these consolidated financial statements.

Nabors Industries Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Nature of Operations

Unless the context requires otherwise, references in this annual report to “we,” “us,” “our,” “the Company,” or “Nabors” mean Nabors Industries Ltd., together with our subsidiaries. References in this annual report to “Nabors Delaware” mean Nabors Industries, Inc., a wholly owned subsidiary of Nabors.

Our business is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies. We provide performance tools, directional drilling services, tubular running services and innovative technologies for our own rig fleet and those operated by third parties. In addition, we manufacture advanced drilling equipment and provides drilling rig instrumentation. Also, we have a portfolio of technologies designed to drive energy efficiency and emissions reductions for us and third-party customers.

With operations in over 15 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of December 31, 2022 included:

●	300 actively marketed rigs for land-based drilling operations in the United States and various countries throughout the world; and

●	29 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

The short- and long-term implications of the military hostilities between Russia and Ukraine, which began in early 2022, are difficult to predict at this time. We continue to actively monitor this dynamic situation. As of December 31, 2022, 1.1% of our property, plant and equipment, net was located in Russia. For the year ending December 31, 2022, 1.5% of our operating revenues was from operations in Russia. We currently have no assets or operations in Ukraine.

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

We consolidate variable interest entities (“VIE’s”) when we are determined to be the primary beneficiary of a VIE. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE. Our joint venture, SANAD, which is equally owned by Saudi Aramco and Nabors, has been consolidated. As we have the power to direct activities that most significantly impact SANAD’s economic performance, including operations, maintenance and certain sourcing and procurement, we have determined Nabors to be the primary beneficiary. See Note 13—Joint Ventures.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average costs methods and includes the cost of materials, labor and manufacturing overhead. Inventory, which is presented net of reserves of $23.0 million and $21.9 million as of December 31, 2022 and 2021, respectively, included the following:

	December 31,
	2022	2021

	(In thousands)
Raw materials	$118,351	$105,638
Work-in-progress	6,121	1,368
Finished goods	3,475	19,442
	$127,947	$126,448

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

Another factor in determining whether impairment has occurred is the relationship between our market capitalization and our book value. As part of our annual review, we compared the sum of our reporting units’ estimated fair value, which included the estimated fair value of non-operating assets and liabilities, less debt, to our market capitalization and assessed the reasonableness of our estimated fair value. Any of the above-mentioned factors may cause us to re-evaluate goodwill during any quarter throughout the year. Due to industry conditions that existed at March 31, 2020 and the corresponding impact on future expectations of demand for our products and services, including the effect on our stock price, we determined a triggering event had occurred and performed a quantitative impairment assessment of our goodwill. Based on the results, we recognized a goodwill impairment of $27.8 million in the first quarter of 2020 which represented the remaining balance of our goodwill at the time. We have not had any goodwill assets in our financial statements since 2020. See Note 3—Impairments and Other Charges.

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

For U.S. and other jurisdictional income tax purposes, we have net operating loss carryforwards and other tax attributes that we are required to assess quarterly for potential valuation allowances. We consider the sufficiency of existing temporary differences and expected future earnings levels in determining the amount, if any, of valuation allowance required against such carryforwards and against deferred tax assets.

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

Special Purpose Acquisition Company

Nabors Energy Transition Corp. (“NETC”) is a consolidated VIE that is included in the accompanying consolidated financial statements under the following captions:

Restricted cash held in trust

As part of the initial public offering of NETC and subsequent private placement warrant transactions in November 2021, $281.5 million was deposited in an interest-bearing U.S. based trust account (“Trust Account”). As of December 31, 2022 and December 31, 2021, the Trust Account balance was $284.8 million and $281.5 million, respectively. The funds held in the Trust Account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The funds in the trust account will only be released to NETC upon completion of a business combination or in connection with redemptions of any of the redeemable common shares, except with respect to interest earned on the funds which may be withdrawn to pay NETC taxes.

Redeemable noncontrolling interest in subsidiary

The company accounts for the non-controlling interest in NETC as subject to possible redemption in accordance with FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” NETC’s common stock features certain redemption rights, which are considered to be outside the company’s control and subject to occurrence of uncertain future events. Accordingly, $284.8 million and $281.5 million of non-controlling interest subject to possible redemption is presented at full redemption value as temporary equity, outside of the stockholders’ equity section in the accompanying consolidated financial statements as of December 31, 2022 and 2021, respectively.

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

Recent Accounting Pronouncements Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).  This ASU (a) simplifies an issuer’s accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separate accounting for embedded conversion features, (b) amends diluted EPS calculations for convertible instruments by requiring the use of the if-converted method and (c) simplifies the settlement assessment entities are required to perform on contracts that can potentially settle in an entity’s own equity by removing certain requirements. ASU 2020-06 was required to be adopted on January 1, 2022.  The adoption of this ASU was determined not to be material to our condensed consolidated financial statements.  Using the modified retrospective method, the adoption of this ASU resulted in a pre-tax adjustment of $27.5 million to eliminate the remaining unamortized debt discount within long-term debt on our condensed consolidated balance sheet.  Also, we recognized the cumulative effect of this change as a $60.7 million adjustment to the opening balance of retained earnings (accumulated deficit) and an $81.9 million adjustment to capital in excess of par in our condensed consolidated statement of changes in equity for the year ended December 31, 2022.  We will revise our condensed consolidated statement of changes in equity for the three months ended March 31, 2022, in future filings to correctly reflect the cumulative effect of this change as of January 1, 2022.

Note 3 Impairments and Other Charges

The components of impairments and other charges are provided below:

	Year Ended December 31,
	2021	2020

	(In thousands)
Goodwill impairments	$—	$27,798
Intangible asset impairment	—	83,624
US Drilling	—	87,333
Canada Drilling	58,545	—
International Drilling	215	117,113
Drilling Solutions	—	28,624
Rig Technologies	418	2,936
Oil and gas related assets	—	24,543
Severance and transaction related costs	6,228	19,070
Other assets	1,325	19,590
Total	$66,731	$410,631

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

For the year ended December 31, 2021

Canada Drilling

During 2021, we recognized an impairment of $58.5 million related to the sale of the Canada Drilling assets in July 2021. See Note 5—Acquisitions and Dispositions for additional details.

Severance and transaction related costs

During 2021, we recognized charges of $6.2 million due to severance and reorganization costs from ongoing cost cutting and consolidation measures that we enacted in response to the challenging industry environment.

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

Note 4 Accounts Receivable Purchase and Sales Agreements

The Company has entered into an accounts receivable sales agreement (the “A/R Sales Agreement”) and an accounts receivable purchase agreement (the “A/R Purchase Agreement,” and, together with the A/R Sales Agreement, the “A/R Agreements”).  As part of the A/R Agreements, the Company continuously sells designated eligible pools of receivables as they are originated by it and certain U.S. subsidiaries to a separate, bankruptcy-remote, special purpose entity (“SPE”) pursuant to the A/R Sales Agreement.  Pursuant to the A/R Purchase Agreement, the SPE in turn sells, transfers, conveys and assigns to unaffiliated third party financial institutions (the “Purchasers”) all the rights, title and interest in and to its pool of eligible receivables (the “Eligible Receivables”). The sale of the Eligible Receivables qualifies for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing. During the period of this program, cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. The remaining receivables held by the SPE were pledged to secure the collectability of the sold Eligible Receivables. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection. The amount of receivables pledged as collateral as of December 31, 2022 and December 31, 2021 is approximately $62.3 million and $44.2 million, respectively.

In July 2021, we entered into the First Amendment to the A/R Purchase Agreement (the “First Amendment”), which reduced the commitments of the third-party financial institutions (the “Purchasers”) from $250 million to $150 million and extended the term of the agreements by two years, to August 13, 2023.

In June 2022, we entered into the Third Amendment to the A/R Purchase Agreement which extended the term of the A/R Purchase Agreement to August 13, 2024 and increased the commitments of the Purchasers under the A/R Purchase Agreement from $150 million to $250 million.  Subject to Purchaser approval, the commitments of the Purchasers may be increased to $300 million.  The expiration of the agreement can be accelerated to June 17, 2023 if any of the 5.1% Senior Notes remain outstanding as of such date; or, to October 17, 2023 if $88.5 million or more of the outstanding aggregate principal amount of the 0.75% Senior Exchangeable Notes remain outstanding and not refinanced as of such date.

The amount available for sale to the Purchasers under the A/R Purchase Agreement fluctuates over time based on the total amount of Eligible Receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of December 31, 2022, approximately $208.0 million had been sold to and as yet uncollected by the Purchasers. As of December 31, 2021, the corresponding number was approximately $113.0 million.

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

Recurring Fair Value Measurements

Our financial assets that are accounted for at fair value on a recurring basis as of December 31, 2022 and 2021 consisted of short term investments and restricted cash held in trust. During 2022, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2022 and 2021, our restricted cash held in trust was carried at fair market value and totaled $284.8 million and $281.5 million, respectively, and consisted of Level 1 measurements. No material Level 2 or Level 3 measurements existed for our financial assets for any of the periods presented.

Our financial liabilities that are accounted for at fair value on a recurring basis as of December 31, 2022 consisted of the Warrants and are included in other long-term liabilities in the accompanying consolidated financial statements. During the first quarter of 2022, the Warrants began using Level 1 inputs instead of Level 3 inputs due to increased trading volume. As of December 31, 2022, the Warrants were carried at fair market value and totaled $80.9 million.

The fair value of the Warrants was initially measured at fair value using a Monte Carlo option pricing model. As of December 31, 2021, the estimated fair value of the Warrants was determined using Level 3 inputs. Inherent in the option pricing simulation are assumptions related to expected stock-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of the Warrants based on implied and historical volatility of the company’s traded common stock. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the Warrants is based on the Company’s ability to initiate expiration, subject to a 20 business day notice period. As of December 31, 2021, the Warrants were valued at $0.1 million.

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

Fair Value of Debt Instruments

We estimate the fair value of our debt instruments in accordance with U.S. GAAP. The fair value of our long-term debt and revolving credit facilities is estimated based on quoted market prices or prices quoted from third-party financial institutions, thus a Level 2 measurement. The carrying and fair values of these liabilities were as follows:

	As of December 31,
		2022			2021
	Effective			Effective
	Interest	Carrying	Fair	Interest	Carrying	Fair
	Rate	Value	Value	Rate	Value	Value

	(Dollars in thousands)
5.50% senior notes due January 2023	6.13%	$—	$—	5.87%	$24,446	$24,736
5.10% senior notes due September 2023	5.46%	52,004	51,354	5.42%	82,703	84,044
0.75% senior exchangeable notes due January 2024	0.97%	177,005	164,898	5.90%	259,839	257,730
5.75% senior notes due February 2025	6.02%	474,092	454,773	6.03%	548,458	508,881
6.50% senior priority guaranteed notes due February 2025	—%	—	—	6.50%	50,485	50,490
9.00% senior priority guaranteed notes due February 2025	9.00%	209,384	213,507	9.00%	218,082	226,914
7.25% senior guaranteed notes due January 2026	7.52%	557,902	529,432	7.52%	559,978	522,079
7.375% senior priority guaranteed notes due May 2027	7.74%	700,000	686,686	7.74%	700,000	724,906
7.50% senior guaranteed notes due January 2028	7.70%	389,609	354,400	7.70%	389,609	346,966
2018 revolving credit facility	—%	—	—	3.72%	460,000	460,000
		$2,559,996	$2,455,050		$3,293,600	$3,206,746
Less: deferred financing costs		22,456			30,805
		$2,537,540			$3,262,795

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 7 Share-Based Compensation

Total share-based compensation expense, which includes stock options and restricted shares, was $15.8 million, $19.2 million and $24.6 million for 2022, 2021 and 2020, respectively. Compensation expense related to awards of restricted shares totaled $15.8 million, $19.1 million and $23.6 million for 2022, 2021 and 2020, respectively, which is included in general and administrative and research and engineering expenses in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various reportable segments. See Note 18—Segment Information.

In addition to the time-based restricted stock share-based awards, historically we have provided two types of performance share awards: the first, based on our performance measured against pre-determined performance metrics (“Performance Shares”) and the second, based on market conditions measured against a predetermined peer group (“TSR Shares”).

In 2020, under the Amended and Restated 2016 Stock Plan, the company introduced new Performance-Based Restricted Stock Units (“PSUs”) to move away from Performance Shares. PSUs are granted at the beginning of the one-year performance period and they are earned at the end of the same period, depending on performance.

Stock Option Plans

As of December 31, 2022, we had several stock plans under which options to purchase our common shares could be granted to key officers, directors and managerial employees of Nabors and its subsidiaries. Options granted under the plans have fair market value on the date of the grant. Options granted under the plans generally are exercisable in varying cumulative periodic installments after one year. In the case of certain key executives and directors, options granted may vest immediately on the grant date. Options granted under the plans expire ten years from the date of grant. There are approximately 0.4 million common shares available for issuance in the form of either restricted shares or stock options, under these plans as of December 31, 2022.

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

Stock option transactions under our various stock-based employee compensation plans are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
Options	Shares	Price	Term		Value

	(In thousands, except exercise price and term)
Options outstanding as of December 31, 2021	16	$419.22
Granted	1	147.66
Expired	(1)	734.90
Options outstanding as of December 31, 2022	16	$391.76	4.91	years	$211
Options exercisable as of December 31, 2022	16	$391.76	4.91	years	$211

No options were awarded during 2020. During 2021, we awarded options vesting immediately to purchase 963 of our common stock to certain of our directors. During 2022, we awarded options vesting immediately to purchase 1,056 of our common stock to certain of our directors. There were no unvested options outstanding at the end of 2020, 2021 or 2022.

The fair value of stock options granted during 2022 and 2021 was calculated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	2022	2021
Weighted average fair value of options granted	$111.23	$72.69
Weighted average risk free interest rate	3.69%	0.72%
Dividend yield	0.00%	0.00%
Volatility (1)	111.50%	102.50%
Expected life (in years)	4.0	4.0
(1)	Expected volatilities are based on implied volatilities from publicly traded options to purchase Nabors’ common shares, historical volatility of Nabors’ common shares and other factors.

There were no options exercised during 2022, 2021 or 2020. The total fair value of options that vested during the years ended December 31, 2022 and 2021 was $0.2 million and $0.1 million, respectively.

Restricted Shares

Our stock plans allow grants of restricted shares. Restricted shares are issued on the grant date but cannot be sold or transferred. Restricted share values are based on stock value at grant date. Restricted shares vest in varying periodic installments ranging up to four years.

A summary of our restricted shares as of December 31, 2022, and the changes during the year then ended, is presented below:

		Weighted-Average
		Grant-Date Fair
Restricted shares	Outstanding	Value

	(In thousands, except fair value)
Unvested as of December 31, 2021	102	$127.00
Granted	112	132.30
Vested	(45)	142.59
Forfeited	(6)	120.59
Unvested as of December 31, 2022	163	$126.26

During 2022, 2021 and 2020, we awarded 112,203, 82,722 and 4,156 restricted shares, respectively, to our employees and directors. These awards had an aggregate value at their date of grant of $14.8 million, $8.7 million and $0.1 million, respectively, and were scheduled to vest over a period of up to four years. The fair value of restricted shares that vested during 2022, 2021 and 2020 was $6.3 million, $2.5 million and $2.6 million, respectively.

As of December 31, 2022, there was $14.3 million of total future compensation cost related to unvested restricted share awards that are expected to vest. That cost is expected to be recognized over a weighted-average period of 2.65 years.

Restricted Shares Based on Performance Conditions

The Performance Share awards granted were based upon achievement of specific financial or operational objectives. During January 2020, we awarded 59,490 restricted shares with an aggregate fair value at their date of grant of $8.8 million. The number of shares granted was determined by the percentage of performance goals achieved during fiscal year 2019 and had vesting over a period of three years to some of our executives.

The following table sets forth information regarding outstanding restricted shares based on performance conditions as of December 31, 2022:

		Weighted-Average
		Grant-Date Fair
Performance based restricted shares	Outstanding	Value

	(In thousands, except fair value)
Outstanding as of December 31, 2021	56	$150.02
Vested	(36)	151.13
Outstanding as of December 31, 2022	20	$148.00

During 2022, 2021 and 2020, we granted awards to certain of our executive officers covering a total of 49,065, 95,902 and 31,204 PSUs, respectively. The number of earned PSUs that ultimately vest over three years, following conclusion of the performance period, is determined based upon on achievement of specific financial or operational goals. The number of PSUs that can be earned, range from a minimum of 30% of the PSU awards to a maximum of 200%, of the PSUs granted.

The following table sets forth information regarding outstanding PSUs based on performance conditions as of December 31, 2022:

		Weighted-Average
		Grant-Date Fair
Restricted Stock Units	Outstanding	Value

	(In thousands, except fair value)
Outstanding as of December 31, 2021	107	$94.26
Granted	49	81.09
Vested	(43)	102.94
Outstanding as of December 31, 2022	113	$85.31

Restricted Shares Based on Market Conditions

During 2022, 2021 and 2020, we granted awards for 47,622, 61,997 and 22,931 TSR Shares, respectively, which are equity classified awards and will vest on our performance compared to our peer group over a three-year period. These awards had an aggregate fair value at their date of grant of $2.3 million, $2.2 million and $2.5 million, respectively, after consideration of all assumptions.

The grant date fair value of these awards was based on a Monte Carlo model, using the following assumptions:

	Year Ended December 31,
	2022	2021	2020

Risk free interest rate	1.03%	0.18%	1.57%
Expected volatility	92.00%	108.00%	74.00%
Closing stock price at grant date	$81.09	$60.62	$148.00
Expected term (in years)	3.0	3.0	3.0

The following table sets forth information regarding outstanding restricted shares based on market conditions as of December 31, 2022:

		Weighted-Average
		Grant-Date Fair
Market based restricted shares	Outstanding	Value

	(In thousands, except fair value)
Outstanding as of December 31, 2021	85	$55.29
Granted	48	49
Outstanding as of December 31, 2022	133	$53.03

As of December 31, 2022, there was $2.3 million of total future compensation cost related to unvested TSR Share awards. The TSR Shares will amortize over a weighted average remaining period of 1.68 years.

Note 8 Property, Plant and Equipment

The major components of our property, plant and equipment are as follows:

	December 31,
	2022	2021

	(In thousands)
Land	$22,672	$22,955
Buildings	134,063	130,917
Drilling rigs and related equipment	11,722,404	11,718,450
Oilfield hauling and mobile equipment	233,708	243,850
Other machinery and equipment	216,233	200,740
	$12,329,080	$12,316,912
Less: accumulated depreciation and amortization	(9,302,980)	(8,968,414)
	$3,026,100	$3,348,498

Depreciation expense included in depreciation and amortization expense in our consolidated statements of income (loss) totaled $663.1 million, $689.2 million and $851.8 million during 2022, 2021 and 2020, respectively.

Repair and maintenance expense included in direct costs in our consolidated statements of income (loss) totaled $202.5 million, $153.9 million and $154.2 million during 2022, 2021 and 2020, respectively.

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

Foreign Currency Risk

We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign exchange rate risk or foreign currency devaluation risk. The most significant exposures arise in connection with our operations in Argentina, Norway and Canada, which usually are substantially unhedged.

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

As of December 31, 2022, approximately 33% and 13% of our net accounts receivable balance was related to our operations in Saudi Arabia and Mexico, respectively. Management considers this credit risk to be limited due to the financial resources of these companies. We perform ongoing credit evaluations of our customers, and we generally do not require material collateral. We do occasionally require prepayment of amounts from customers whose creditworthiness is in question prior to providing services to them. We maintain reserves for potential credit losses, and these losses historically have been within management’s expectations.

Interest Rate and Marketable and Non-marketable Security Price Risk

Our financial instruments that are potentially sensitive to changes in interest rates include our floating rate debt instruments comprised of the 2022 Credit Agreement and our fixed rate debt securities comprised of our 5.10% and 5.75% senior notes, 0.75% senior exchangeable notes, 7.25% and 7.50% senior guaranteed notes and 7.375% and 9.00% senior priority guaranteed notes.

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

Note 10 Debt

Debt consisted of the following:

	December 31,	December 31,
	2022	2021

	(In thousands)
5.50% senior notes due January 2023	$—	$24,446
5.10% senior notes due September 2023 (1)	52,004	82,703
0.75% senior exchangeable notes due January 2024	177,005	259,839
5.75% senior notes due February 2025	474,092	548,458
6.50% senior priority guaranteed notes due February 2025	—	50,485
9.00% senior priority guaranteed notes due February 2025	209,384	218,082
7.25% senior guaranteed notes due January 2026	557,902	559,978
7.375% senior priority guaranteed notes due May 2027	700,000	700,000
7.50% senior guaranteed notes due January 2028	389,609	389,609
2018 revolving credit facility	—	460,000
	$2,559,996	$3,293,600
Less: deferred financing costs	22,456	30,805
Long-term debt	$2,537,540	$3,262,795

(1)	The 5.10% senior notes due September 2023 were classified as long-term as of December 31, 2022 because we had the ability and intent to refinance this obligation utilizing our 2022 Credit Agreement.

As of December 31, 2022, the principal amount and maturities of our primary debt for each of the five years following 2022 and thereafter are as follows:

	Paid at Maturity
	(In thousands)
2023	$52,092	(1)
2024	177,005	(2)
2025	683,476	(3)
2026	557,902	(4)
2027	700,000	(5)
Thereafter	389,609	(6)
	$2,560,084

(1)	Represents our 5.10% senior notes due September 2023.

(2)	Represents our 0.75% senior notes due January 2024.

(3)	Represents our 5.75% senior notes due February 2025 and our 9.0% senior priority guaranteed notes due February 2025.

(4)	Represents our 7.25% senior notes due January 2026 and our 2022 credit agreement.

(5)	Represents our 7.375% senior priority guaranteed notes due May 2027.

(6)	Represents our 7.50% senior notes due January 2028.

Nabors Delaware’s fixed rate 5.10%, and 5.75% senior unsecured notes are fully and unconditionally guaranteed by us. The notes rank equal in right of payment to all Nabors Delaware’s existing and future senior unsubordinated debt. The notes rank senior in right of payment to all Nabors Delaware’s existing and future senior subordinated and subordinated debt, if any. Our guarantee of the notes is unsecured and ranks equal in right of payment to all our unsecured and unsubordinated indebtedness from time to time outstanding. The notes are subject to redemption by Nabors Delaware, in whole or in part, at any time generally at a redemption price equal to the greater of (i) 100% of the principal amount of the notes then outstanding to be redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest, determined in the manner set forth in the applicable indenture. In the event of a change in control triggering event, as defined in the indenture, the holders of notes may require Nabors Delaware to purchase all or any part of each note in cash equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase, except to the extent Nabors Delaware has previously exercised its right to redeem the notes. The notes have customary covenants, including limitations on the incurrence of liens and entering into sale and leaseback transactions as well as customary events of default.

During 2022, 2021 and 2020, we repurchased $99.3 million, $105.9 million and $372.0 million (excluding the January 2020 Tender Offers), aggregate principal amount of our senior unsecured notes for approximately $98.5 million, $93.8 million and $300.9 million, respectively, in cash, reflecting principal, accrued and unpaid interest. Also, during the year ended December 31, 2022, $131.7 million in maturity value of our notes were tendered by warrant holders, and retired, in connection with exercises of the common stock warrants. In January 2022, we repaid the remaining outstanding aggregate principal balance of the 6.5% senior priority guaranteed notes due February 2025 of $50.5 million, and in November, we repaid the remaining outstanding aggregate principal balance of the 5.50% senior notes due January 2023 of $19.7 million. In connection with such repurchases, during 2022, 2021 and 2020, we recognized a net gain of approximately $4.6 million, $13.4 million and $69.2 million, respectively.

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

Year ended December 31,
2021
Exchanged	(in thousands)
0.75% senior exchangeable notes due January 2024	$35,000
5.75% senior notes due February 2025	5,000
Aggregate principal amount exchanged	40,000
Aggregate principal amount of debt issued in exchanges	26,050

0.75% Senior Exchangeable Notes Due January 2024

In January 2017, Nabors Delaware issued $575.0 million in aggregate principal amount of 0.75% exchangeable senior unsecured notes due 2024, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 0.75% per year payable semiannually on January 15 and July 15 of each year, beginning on July 15, 2017. As of December 31, 2022 and December 31, 2021, there was approximately $177.0 million and $287.3 million in aggregate principal amount that remained outstanding, respectively.

The exchangeable notes are currently exchangeable, under certain conditions, at an exchange rate of .8018 common shares of Nabors per $1,000 principal amount of exchangeable notes (equivalent to an exchange price of approximately $1,247.19 per common share). As a result of an amendment to the notes, upon any exchange, Nabors Delaware will settle its exchange obligation in cash. The exchangeable notes were originally bifurcated for accounting purposes into debt and equity components of $411.2 million and $163.8 million, respectively, based on the terms of the notes and the relative fair value at the issuance date. The adoption of ASU 2020-06 effective January 1, 2022 resulted in a pre-tax adjustment of $27.5 million to eliminate the remaining unamortized debt discount.

2018 Revolving Credit Facility

In October 2018, Nabors Delaware and Nabors Drilling Canada Limited (“Nabors Canada” and together with Nabors Delaware, the “Borrowers”) entered into a credit agreement dated October 11, 2018 by and among the Borrowers, the guarantors identified therein, HSBC Bank Canada, as the Canadian lender, the issuing banks and other lenders party thereto (the “U.S. Lenders”) and Citibank, N.A., as administrative agent solely for the U.S. Lenders (as amended, restated, supplemented or otherwise modified from time to time, the “2018 Revolving Credit Facility”). On January 21, 2022, we repaid all amounts outstanding under the 2018 Revolving Credit Facility and the 2018 Revolving Credit Facility was terminated.

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

Additionally, the Company is subject to covenants, which are subject to certain exceptions and include, among others, (a) a covenant restricting our ability to incur liens (subject to the additional liens basket of up to $150.0 million), (b) a covenant restricting its ability to pay dividends or make other distributions with respect to its capital stock and to repurchase certain indebtedness and (c) a covenant restricting the ability of the Company’s subsidiaries to incur debt (subject to the grower basket of up to $100.0 million). The agreement also includes a collateral coverage requirement that the collateral rig fair value is to be no less than the collateral coverage threshold, as defined in the agreement.  This requirement includes an independent appraisal report to be delivered every 6 months following the closing date.

As of December 31, 2022, we had no borrowings outstanding under our 2022 Credit Agreement. The weighted average interest rate on borrowings under the 2022 Credit Agreement at December 31, 2022 was 5.05%. In order to make any future borrowings under the 2022 Credit Agreement, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

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

Letters of Credit

We had 18 letter-of-credit facilities with various banks as of December 31, 2022. Availability and borrowings under our letter-of-credit facilities are as follows:

December 31,
2022
(In thousands)
Credit available	$620,552
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	105,081
Remaining availability	$515,471

Note 11 Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
United States and Other Jurisdictions	2022	2021	2020

	(In thousands)
United States	$(19,820)	$(153,243)	$(182,706)
Other jurisdictions	(225,862)	(334,846)	(522,861)
Income (loss) from continuing operations before income taxes	$(245,682)	$(488,089)	$(705,567)

Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Current:
U.S. federal	$1,320	$(1,905)	$(39,268)
Outside the U.S.	48,837	60,318	33,858
State	4,042	7,914	(2,020)
	$54,199	$66,327	$(7,430)
Deferred:
U.S. federal	$681	$(4,669)	$67,909
Outside the U.S.	(241)	(3,608)	(4,992)
State	6,897	(2,429)	1,799
	$7,337	$(10,706)	$64,716
Income tax expense (benefit)	$61,536	$55,621	$57,286

A reconciliation of our statutory tax rate to our worldwide effective tax rate consists of the following:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Income tax provision at statutory (Bermuda rate of 0%)	$—	$—	$—
Taxes (benefit) on U.S. and other international earnings (losses) at greater than the Bermuda rate	25,685	23,395	62,751
Increase (decrease) in valuation allowance	43,060	8,276	(9,759)
Impact of foreign exchange rates	(32,108)	—	—
Prior year adjustments to provision	15,959	—	—
Tax reserves and interest	2,080	26,266	861
State income taxes (benefit)	266	(2,316)	3,433
Other	6,594	—	—
Income tax expense (benefit)	$61,536	$55,621	$57,286
Effective tax rate	(25.0%)	(11.4%)	(8.1%)

Our worldwide income tax expense for 2022 was $61.5 million compared to $55.6 million for 2021. The increase in tax expense was primarily attributable to changes in the operating income and the geographic mix of our pre-tax earnings (losses) in the jurisdictions in which we operate, partially offset by tax expense recorded in 2021 attributable to a liability for uncertain tax positions of $26.3 million.

The components of our net deferred taxes consisted of the following:

	December 31,
	2022	2021

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$3,878,344	$3,676,333
Tax credit and other attribute carryforwards	84,812	84,624
Accrued interest	13,302	—
Depreciation and amortization for tax in excess of book expense	20,431	118,151
Other	100,316	135,729
Subtotal	4,097,205	4,014,837
Valuation allowance	(3,839,885)	(3,754,207)
Deferred tax assets:	$257,320	$260,630
Deferred tax liabilities:
Other	$2,858	$4,772
Deferred tax liability	$2,858	$4,772
Net deferred tax assets (liabilities)	$254,462	$255,858
Balance Sheet Summary:
Net noncurrent deferred tax asset	$257,320	$258,631
Net noncurrent deferred tax liability	(2,858)	(2,773)
Net deferred tax asset (liability)	$254,462	$255,858

As of December 31, 2022, we had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $727.1 million, $820.3 million and $14.9 billion, respectively. Of those amounts, $8.0 billion will expire between 2023 and 2042 if not utilized. We provide a valuation allowance against NOL carryforwards in various tax jurisdictions based on our consideration of existing temporary differences and expected future earning levels in those jurisdictions. A valuation allowance of approximately $3.5 billion as of December 31, 2022 has been recognized related to certain NOL carryforwards as we believe it is more likely than not that the benefit of these NOL carryforwards will not be realized.

The following is a reconciliation of our uncertain tax positions:

	2022	2021	2020

	(In thousands)
Balance as of January 1	$45,988	$26,704	$25,770
Additions for tax positions of prior years	806	19,760	1,887
Reductions for tax positions for prior years	(1,342)	(476)	(953)
Balance as of December 31	$45,452	$45,988	$26,704

If the unrecognized tax benefits of $45.5 million are realized, this would favorably impact the worldwide effective tax rate. As of December 31, 2022, 2021 and 2020, we had approximately $17.0 million, $14.4 million and $7.6 million, respectively, of interest and penalties related to uncertain tax positions. During 2022, 2021 and 2020, we accrued and recognized estimated interest and penalties related to uncertain tax positions of approximately $2.6 million, $6.9 million and ($0.6) million, respectively. We include potential interest and penalties related to uncertain tax positions within our global operations in the income tax expense (benefit) line item in our consolidated statements of income (loss).

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

We conduct business globally and, as a result, we file numerous income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Colombia, Mexico, Saudi Arabia, Norway and the United States. We are no longer subject to U.S. Federal income tax examinations for years before 2019 and non-U.S. income tax examinations for years before 2007.

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

During 2022, we issued 1.1 million common shares in connection with the Company’s common stock warrants. See below for discussion on the Warrants.

From time to time, treasury shares may be reissued subject to applicable securities law limitations. When shares are reissued, we use the weighted-average-cost method for determining cost. The difference between the cost of the shares and the issuance price is added to or deducted from our capital in excess of par value account. No shares have been reissued during 2022, 2021 or 2020.

Common stock warrants

On May 27, 2021, the Board declared a distribution of warrants to purchase its common shares (the “Warrants”) to holders of the Company’s common shares. Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3.2 million Warrants on June 11, 2021 to shareholders of record as of June 4, 2021. As of December 31, 2022, 2.5 million Warrants remain outstanding and 1.1 million common shares have been issued in settlement of exercises of Warrants.

Each Warrant represents the right to purchase one common share at an initial exercise price of $166.66667 per Warrant, subject to certain adjustments (the “Exercise Price”). In addition, Warrants submitted for exercise prior to April 25, 2022 may have been eligible to receive an additional one-third common share due to the incentive share component of the Warrant. The incentive share was an extra amount of common shares that Nabors would award when the volume weighted average price of Nabors’ common shares on the day before any Warrant holder exercises its Warrants multiplied by three was at least 6% higher than the sum of the volume weighted average prices of Nabors’ common shares on each of the second, third and fourth days before any Warrant holder exercised its Warrants. Effective as of April 25, 2022, Warrant holders were no longer entitled to receive any incentive shares when exercising the Warrants. Payment for common shares on exercise of Warrants may be in (a) cash or (b)“Designated Notes,” which the Company initially defined as (x) Nabors Delaware’s (i) 5.10% Notes due 2023, (ii) 0.75% Exchangeable Notes due 2024, (iii) 5.75% Notes due 2025 and (y) the Company’s 7.25% Notes due 2026, subject to compliance with applicable procedures with respect to the delivery of the Warrants and Designated Notes. Effective March 21, 2022, the 0.75% Exchangeable Notes due 2024 were removed from the list of Designated Notes. The Exercise Price and the number of common shares issuable upon exercise are subject to anti-dilution adjustments, including for share dividends, splits, subdivisions, spin-offs, consolidations, reclassifications, combinations, noncash distributions, cash dividends (other than regular quarterly cash dividends not exceeding a permitted threshold amount), certain pro rata shares repurchases, and similar transactions, including certain issuances of common shares (or securities exercisable or convertible into or exchangeable for common shares) at a price (or having a conversion price) that is less than 95% of the market price of the common shares. The Warrants expire on June 11, 2026, but the expiration date may be accelerated at any time by the Company upon 20-days’ prior notice. The Warrants are traded on the over-the-counter market.

The Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the Warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Warrants was initially measured at fair value using a Monte Carlo pricing model due to the level of market activity. As of December 31, 2022, the fair value of the Warrants was measured using their trading price. On December 31, 2022 and 2021, the fair value of the Warrants was approximately $80.9 million and $0.1 million. During the years ended December 31, 2022 and 2021, approximately $99.2 million of loss and $2.6 million of gain has been recognized for the change in liability and included in Other, net in our consolidated statements of income (loss), respectively.

Note 13 Joint Ventures

During 2016, we entered into an agreement with Saudi Aramco to form a new joint venture, SANAD, to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. SANAD, which is equally owned by Saudi Aramco and Nabors, began operations during the fourth quarter of 2017.

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, each with a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests which accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying condensed consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. As of December 31, 2022, the amount included in redeemable noncontrolling interest was $393.8 million. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet. In 2022 and 2021, SANAD settled approximately $20.6 million and $120 million, respectively, of the accrued interest from inception, by making cash payments to each partner for their respective amounts. The assets and liabilities included in the condensed balance sheet below are (a) assets that can either be used to settle obligations of the VIE or be made available in the future to the equity owners through dividends, distributions or in exchange of the redeemable ownership interests (upon mutual agreement of the owners) or (b) liabilities for which creditors do not have recourse to other assets of Nabors.

The condensed balance sheet of SANAD, as included in our consolidated balance sheet, is presented below.

	December 31,
	2022	2021

	(In thousands)
Assets:
Cash and cash equivalents	$302,949	$293,037
Accounts receivable	92,922	88,174
Other current assets	14,750	6,662
Property, plant and equipment, net	489,358	467,587
Other long-term assets	21,278	19,010
Total assets	$921,257	$874,470
Liabilities:
Accounts payable	$62,409	$61,278
Accrued liabilities	6,639	6,021
Other liabilities	36,312	26,300
Total liabilities	$105,360	$93,599

Note 14 Related-Party Transactions

Nabors and certain current and former key employees, including Mr. Petrello, entered into split-dollar life insurance agreements, pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in some instances, members of their families. These agreements provide that we are reimbursed for the premium payments upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could be limited to the cash surrender value of the policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $6.6 million related to these policies. The cash surrender value of these policies of approximately $5.1 million and $5.3 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2022 and 2021.

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

In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our unconsolidated affiliates at market prices. Historically, these transactions primarily related to our former equity method investment in Nabors Arabia. During 2017, our joint venture with Saudi Aramco, SANAD, began operations. As such, we have included transactions with Saudi Aramco effective as of the commencement of operations of SANAD. See Note 13—Joint Ventures. Revenues from business transactions with these affiliated entities totaled $682.7 million, $617.5 million and $612.7 million for 2022, 2021 and 2020, respectively. Additionally, we had accounts receivable from these affiliated entities of $97.0 million and $99.3 million as of December 31, 2022 and 2021.

In addition, Mr. Crane, one of our independent directors, is Chairman and Chief Executive Officer of Crane Capital Group Inc. (“CCG”), an investment company that indirectly owns a majority interest in several operating companies, some of which have provided services to us in the ordinary course of business, including international logistics and electricity. During 2022, 2021 and 2020, we incurred costs for these services of $11.4 million, $5.8 million and $6.2 million, respectively. We had accounts payable to these CCG-related companies of $2.7 million and $0.3 million as of December 31, 2022 and 2021.

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

Leases

Nabors and its subsidiaries occupy various facilities and lease certain equipment under various lease agreements. Rental expense relating to operating leases with terms greater than 30 days amounted to $15.0 million, $9.3 million and $12.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. See Note 20—Leases for more information on the minimum rental commitments under non-cancelable operating leases.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $20.6 million (at December 31, 2022 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We appealed this decision again to the Supreme Court, which again overturned the appeals court’s decision. The case was moved back to the court of appeals, which, once again, reinstated the verdict, failing to abide by the Supreme Court’s ruling. Accordingly, we are appealing once more to the Supreme Court to try to get a final ruling on the matter. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $12.6 million in excess of amounts accrued.

Off-Balance Sheet Arrangements (Including Guarantees)

We are a party to some transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements include the A/R Agreements (see Note 4—Accounts Receivable Purchase and Sales Agreements) and certain agreements and obligations under which we provide financial or performance assurance to third parties. Certain of these financial or performance assurances serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. In addition, we have provided indemnifications, which serve as guarantees, to some third parties. These guarantees include indemnification provided by Nabors to our share transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2023	2024	2025	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$39,073	8,397	5,127	11,739	$64,336

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Year Ended December 31,
	2022	2021	2020

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss) from continuing operations, net of tax	$(307,218)	$(543,710)	$(762,853)
Less: net (income) loss attributable to noncontrolling interest	(43,043)	(25,582)	(42,795)
Less: preferred stock dividends	—	(3,653)	(14,611)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(10,324)	(9,445)	(17,442)
Less: distributed and undistributed earnings allocated to unvested shareholders	—	—	(125)
Numerator for basic earnings per share:
Adjusted income (loss) from continuing operations, net of tax - basic	$(360,585)	$(582,390)	$(837,826)
Income (loss) from discontinued operations, net of tax	$—	$20	$7

Weighted-average number of shares outstanding - basic	8,898	7,605	7,059
Earnings (losses) per share:
Basic from continuing operations	$(40.52)	$(76.58)	$(118.69)
Basic from discontinued operations	—	—	—
Total Basic	$(40.52)	$(76.58)	$(118.69)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - diluted	$(360,585)	$(582,390)	$(837,826)
Income (loss) from discontinued operations, net of tax	$—	$20	$7

Weighted-average number of shares outstanding - diluted	8,898	7,605	7,059
Earnings (losses) per share:
Diluted from continuing operations	$(40.52)	$(76.58)	$(118.69)
Diluted from discontinued operations	—	—	—
Total Diluted	$(40.52)	$(76.58)	$(118.69)

For all periods presented, the computation of diluted earnings (losses) per share excludes outstanding stock options with exercise prices greater than the average market price of Nabors’ common shares, shares issuable upon the conversion of mandatory convertible preferred shares and shares related to the outstanding Warrants, because their inclusion would be anti-dilutive and because they are not considered participating securities. In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of the stock options, such stock options will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting. Restricted stock is included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because such stock is considered participating securities. For periods in which we experience a net loss from continuing operations, all potential common shares have been excluded from the calculation of weighted-average shares outstanding, because their inclusion would be anti-dilutive. The average number of shares from options, shares issuable upon conversion of preferred shares and shares related to outstanding Warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Potentially dilutive securities excluded as anti-dilutive	3,369	4,436	808

Note 17 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	December 31,
	2022	2021

	(In thousands)
Accrued compensation	$64,926	$51,993
Deferred revenue	37,808	59,816
Other taxes payable	39,621	34,333
Workers’ compensation liabilities	6,588	6,588
Interest payable	69,174	71,814
Litigation reserves	18,681	14,939
Other accrued liabilities	10,777	7,688
	$247,575	$247,171

Investment income (loss) includes the following:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Interest and dividend income	$15,474	$1,527	$4,705
Gains (losses) on marketable securities	(482)	30	(3,267)
	$14,992	$1,557	$1,438

Other, net includes the following:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$7,350	$23,883	$12,363
Purchase of technology	—	14,733	—
Warrant and derivative valuation	95,876	—	—
Litigation expenses and reserves	15,160	8,290	4,249
Foreign currency transaction losses (gains)	6,689	4,807	12,125
Other losses (gains)	6,621	1,708	(170)
	$131,696	$53,421	$28,567

The changes in accumulated other comprehensive income (loss), by component, include the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2021	$2	$(3,616)	$(7,510)	$(11,124)
Other comprehensive income (loss) before reclassifications	—	(1,900)	2,230	330
Amounts reclassified from accumulated other comprehensive income (loss)	—	160	—	160
Net other comprehensive income (loss)	—	(1,740)	2,230	490
As of December 31, 2021	$2	$(5,356)	$(5,280)	$(10,634)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2022	$2	$(5,356)	$(5,280)	$(10,634)
Other comprehensive income (loss) before reclassifications	—	1,429	(1,993)	(564)
Amounts reclassified from accumulated other comprehensive income (loss)	—	160	—	160
Net other comprehensive income (loss)	—	1,589	(1,993)	(404)
As of December 31, 2022	$2	$(3,767)	$(7,273)	$(11,038)
(1)	All amounts are net of tax.

The line items that were reclassified to net income include the following:

Line item in consolidated statement of income (loss)

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Interest expense	—	—	160
General and administrative expenses	208	208	210
Total income (loss) from continuing operations before income tax	(208)	(208)	(370)
Tax expense (benefit)	(48)	(48)	(141)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(160)	$(160)	$(229)

Supplemental cash flow information includes the following:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Cash paid for income taxes (refunded), net	$29,191	$11,221	$(17,505)
Cash paid for interest, net of capitalized interest	$189,755	$161,932	$157,437
Net change in accounts payable related to capital expenditures	$8,615	$9,713	$(1,188)

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

The following table sets forth financial information with respect to our reportable operating segments:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Operating revenues:
U.S. Drilling	$1,100,614	$669,656	$713,057
Canada Drilling	—	39,336	54,753
International Drilling	1,199,282	1,043,197	1,131,673
Drilling Solutions	243,349	172,473	149,834
Rig Technologies	195,129	149,273	131,555
Other reconciling items (1)	(84,608)	(56,387)	(46,829)
Total	$2,653,766	$2,017,548	$2,134,043

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$108,506	$(76,492)	$(96,176)
Canada Drilling	13	2,893	(11,766)
International Drilling	(879)	(40,117)	(56,205)
Drilling Solutions	77,868	32,771	6,167
Rig Technologies	8,906	158	(13,481)
Total segment adjusted operating income (loss)	$194,414	$(80,787)	$(171,461)

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss):
Net income (loss)	$(307,218)	$(543,690)	$(762,846)
Income (loss) from discontinued operations, net of tax	—	(20)	(7)
Income (loss) from continuing operations, net of tax	(307,218)	(543,710)	(762,853)
Income tax expense (benefit)	61,536	55,621	57,286
Income (loss) from continuing operations before income taxes	$(245,682)	$(488,089)	$(705,567)
Investment (income) loss	(14,992)	(1,557)	(1,438)
Interest expense	177,895	171,476	206,274
Gain/(loss) on debt buybacks and exchanges	(4,597)	(13,423)	(228,274)
Impairments and other charges	—	66,731	410,631
Other, net	131,696	53,421	28,567
Other reconciling items (3)	150,094	130,654	118,346
Total segment adjusted operating income (loss) (2)	$194,414	$(80,787)	$(171,461)

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Depreciation and amortization
U.S. Drilling	$311,759	$326,361	$398,326
Canada Drilling	—	11,604	24,784
International Drilling	329,335	323,431	377,599
Drilling Solutions	20,829	26,660	40,074
Rig Technologies	5,794	8,191	15,299
Other reconciling items (3)	(2,645)	(2,866)	(2,383)
Total	$665,072	$693,381	$853,699

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Capital expenditures:
U.S. Drilling	$118,017	$53,875	$44,606
Canada Drilling	—	2,938	2,018
International Drilling	222,099	173,078	127,888
Drilling Solutions	19,946	9,919	12,306
Rig Technologies	15,660	2,790	2,637
Other reconciling items (3)	5,765	1,089	251
Total	$381,487	$243,689	$189,706

	December 31,
	2022	2021

	(In thousands)
Total assets:
U.S. Drilling	$1,389,459	$1,606,683
Canada Drilling	372	1,392
International Drilling	2,273,766	2,380,703
Drilling Solutions	63,652	65,899
Rig Technologies	207,345	190,489
Other reconciling items (3)	795,260	1,280,198
Total	$4,729,854	$5,525,364
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment.

(2)	Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), (gain)/loss on debt buybacks and exchanges, impairments and other charges and other, net. Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) from continuing operations before income taxes is provided in the above table.

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

The following table sets forth financial information with respect to Nabors’ operations by geographic area based on the location of service provided:

	Year Ended December 31,
	2022	2021	2020

	(In thousands)
Operating revenues
U.S.	$1,323,531	$804,807	$841,531
Outside the U.S.	1,330,235	1,212,741	1,292,512
	$2,653,766	$2,017,548	$2,134,043
Property, plant and equipment, net:
U.S.	$1,437,333	$1,648,622	$1,917,203
Outside the U.S.	1,588,767	1,699,876	2,068,504
	$3,026,100	$3,348,498	$3,985,707

During the years ended December 31, 2022, 2021 and 2020, $712.8 million, $645.0 million and $642.7 million of our consolidated operating revenue was from Saudi Arabia. No other individual country outside of the U.S. was material to our consolidated operating revenue during any of the three periods presented.

One customer accounted for approximately 26%, 31% and 29% of our consolidated operating revenues during the years ended December 31, 2022, 2021 and 2020, respectively, and is included primarily in our International Drilling reportable segment.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Year Ended
	December 31, 2022

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$913,932	$—	$—	$157,709	$111,197	$—	$1,182,838
U.S. Offshore Gulf of Mexico	122,536	—	—	10,665	—	—	133,201
Alaska	64,146	—	—	1,734	—	—	65,880
Canada	—	—	—	1,521	5,726	—	7,247
Middle East & Asia	—	—	805,944	41,257	64,739	—	911,940
Latin America	—	—	309,320	29,515	1,503	—	340,338
Europe, Africa & CIS	—	—	84,018	948	11,964	—	96,930
Eliminations & other	—	—	—	—	—	(84,608)	(84,608)
Total	$1,100,614	$—	$1,199,282	$243,349	$195,129	$(84,608)	$2,653,766

	Year Ended
	December 31, 2021
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$512,880	$—	$—	$97,354	$69,250	$—	$679,484
U.S. Offshore Gulf of Mexico	128,323	—	—	8,787	—	—	137,110
Alaska	28,453	—	—	753	59	—	29,265
Canada	—	39,336	—	1,342	4,379	—	45,057
Middle East & Asia	—	—	706,267	40,492	60,319	—	807,078
Latin America	—	—	251,153	22,104	228	—	273,485
Europe, Africa & CIS	—	—	85,777	1,641	15,038	—	102,456
Eliminations & other	—	—	—	—	—	(56,387)	(56,387)
Total	$669,656	$39,336	$1,043,197	$172,473	$149,273	$(56,387)	$2,017,548

	Year Ended
	December 31, 2020

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$548,859	$—	$—	$88,919	$54,185	$—	$691,963
U.S. Offshore Gulf of Mexico	126,292	—	—	9,309	—	—	135,601
Alaska	37,906	—	—	1,296	19	—	39,221
Canada	—	54,753	—	1,137	3,571	—	59,461
Middle East & Asia	—	—	728,983	40,255	58,263	—	827,501
Latin America	—	—	228,930	6,578	177	—	235,685
Europe, Africa & CIS	—	—	173,760	2,340	15,340	—	191,440
Eliminations & other	—	—	—	—	—	(46,829)	(46,829)
Total	$713,057	$54,753	$1,131,673	$149,834	$131,555	$(46,829)	$2,134,043

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In millions)
As of December 31, 2021	$350.0	$24.9	$1.9	$42.9	$29.3
As of December 31, 2022	$401.9	$23.6	$0.1	$29.2	$3.2

Approximately 55% of the contract liability balance at the beginning of the period was recognized as revenue during 2022 and 30% is expected to be recognized during 2023. The remaining 15% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2024 or thereafter.

Additionally, 84% of the contract asset balance at the beginning of the period was recognized as expense during 2022 and 13% is expected to be recognized during 2023. The remaining 3% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2024 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

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

Lease Position

The table below presents the lease related assets and liabilities recorded on our condensed consolidated balance sheet:

		Year Ended December 31,
		2022	2021

	Classification on the Balance Sheet	(In thousands)
Assets
Operating lease assets	Other long-term assets	$34,504	$23,049
Total lease assets		$34,504	$23,049

Liabilities
Current liabilities:
Operating lease liabilities	Current lease liabilities	$6,784	$5,422
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	$27,785	$18,722
Total lease liabilities		$34,569	$24,144

Lease Costs

The table below presents certain information related to the lease costs for our operating leases:

	Year Ended
	December 31,
	2022	2021

	(In thousands)
Operating lease cost	$10,047	$9,848
Short-term lease cost	596	593
Variable lease cost	115	143
Total lease cost	$10,758	$10,584

Other Information

The table below presents supplemental cash flow information related to leases:

	Year Ended December 31,
	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10,047	$9,848

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases:

	Year Ended December 31,
	2022	2021

Weighted-average remaining lease term - operating leases	6.96	8.6
Weighted-average discount rate - operating leases	6.81%	6.19%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet:

December 31, 2022
(In thousands)
2023	$8,927
2024	6,540
2025	5,993
2026	5,965
2027	4,705
Thereafter	11,063
Total undiscounted lease liability	43,193
Less: amount of lease payments representing interest	(8,624)
Long-term lease obligations	$34,569

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

PricewaterhouseCoopers LLP has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, which is included in Part II, Item 8 of this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be contained in the definitive Proxy Statement to be distributed in connection with our 2023 annual general meeting of shareholders under the captions “Director Nominees,” “Election of Directors”, “Other Executive Officers”, “Meetings of the Board and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this document by reference.

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

On June 22, 2022, we filed with the New York Stock Exchange the Annual CEO Certification regarding our compliance with the New York Stock Exchange’s Corporate Governance listing standards as required by Section 303A-12(a) of the New York Stock Exchange’s Listed Company Manual.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item will be contained in various sections of our definitive Proxy Statement to be distributed in connection with our 2023 annual general meeting of shareholders, including under the captions “Compensation Discussion and Analysis,” “2022 Summary Compensation Table,” “2022 Grants of Plan-Based Awards,” “2022 Outstanding Equity Awards at Fiscal Year End,” “2022 Option Exercises and Shares Vested,” “2022 Non-Qualified Deferred Compensation,” “Required Pay-Ratio Disclosure,” “Pay v. Performance,” “2022 Potential Payouts upon Termination or Change in Control,” “Non-Employee Director Compensation,” “Risk Assessment,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and except as specified in the following sentence, is incorporated into this document by reference. Information in our definitive Proxy Statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Compensation Committee Report, is not deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2023 annual general meeting of shareholders, including under the captions “Share Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated into this document by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2023 annual general meeting of shareholders, including under the captions “Certain Relationships and Related Transactions” and “Overview of Key Governance Topics – Director Independence,” is incorporated into this document by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2023 annual general meeting of shareholders, including under the caption “Independent Auditor Fees” and is incorporated into this document by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements

(2)	Financial Statement Schedule

Page No.
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021 and 2020	92

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

ITEM 16. FORM 10-K SUMMARY

None.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2022, 2021 and 2020

		Charged to
	Balance at	Costs and	Charged to		Balance at
	Beginning	Other	Other		End of
	of Period	Deductions	Accounts	Deductions	Period

	(In thousands)
2022
Allowance for doubtful accounts	$67,291	929	(192)	(15,133)	$52,895
Inventory reserve	$21,931	1,107	—	—	$23,038
Valuation allowance on deferred tax assets	$3,754,207	—	85,678	—	$3,839,885
2021
Allowance for doubtful accounts	$69,807	2,870	(393)	(4,993)	$67,291
Inventory reserve	$23,477	392	418	(2,356)	$21,931
Valuation allowance on deferred tax assets	$3,616,880	—	137,327	—	$3,754,207
2020
Allowance for doubtful accounts	$61,782	18,929	(329)	(10,575)	$69,807
Inventory reserve	$35,048	5,082	—	(16,653)	$23,477
Valuation allowance on deferred tax assets	$2,780,001	—	836,879	—	$3,616,880

Exhibit Index

Exhibit No.	Description
3.1

Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in our Registration Statement on Form S-4 (File No. 333-76198) filed with the SEC on May 10, 2002, as amended).

3.2	Certificate of Deposit of Memorandum of Increase of Share Capital (incorporated by reference to Exhibit 3.1 to our Form 10-Q (File No. 001-32657) filed with the SEC on May 8, 2020).
3.3	Amended and Restated Bye-laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 001-32657) filed with the SEC on April 22, 2020).
4.1	Description of Share Capital (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 18, 2022).
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

4.4(a)

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

4.5

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

4.6

Indenture, dated as of January 10, 2020 by and among Nabors Industries Ltd., as Issuer, Nabors Industries, Inc., as Guarantor, Nabors International Finance Inc., as Guarantor, Nabors Lux Finance 1, as Guarantor, Nabors Global Holdings Limited, as Guarantor, Nabors Drilling Holdings Inc., as Guarantor, Nabors Holdings Ltd., as Guarantor, and Wells Fargo Bank, N.A., as trustee, with respect to Nabors’ Industries Ltd.’s 7.25% Senior Guaranteed Notes due 2026 and 7.50% Guaranteed Notes due 2028, including as exhibits thereto the form of Notes (incorporated by reference to Exhibit 4.1 to our form 8-K (File No. 00132657) filed with the SEC on January 14, 2020).

4.7

Indenture, dated as of December 1, 2020 by and among Nabors Industries, Inc., as Issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee with respect to Nabors Industries, Inc.’s 9.00% Senior Priority Guaranteed Notes due 2025 (incorporated by reference to Exhibit 4.1 to our Form 8-K (File No. 001-32657) filed with the SEC on December 4, 2020).

Exhibit No.	Description
4.8

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

10.7(b)

First Amendment to the Receivables Purchase Agreement, dated as of July 13, 2021, by and among Nabors A.R.F., LLC, Nabors Industries, Inc., Arab Banking Corporation B.S.C. New York Branch, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on July 16, 2021).

10.7(c)

Third Amendment to the Receivables Purchase Agreement, dated as of June 27, 2022, by and among Nabors A.R.F., LLC, Nabors Industries, Inc., Arab Banking Corporation B.S.C. New York Branch, Nomura Corporate Funding Americas, LLC, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 001-32657) filed with the SEC on June 27, 2022).

10.7(d)

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
10.14(p)(+)

Form of CEO Performance Based Restricted Stock Unit Agreement (2022) (incorporated by reference to Exhibit 10.14(p) to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 18, 2022).

10.14(q)(+)

Form of CFO Performance Based Restricted Stock Unit Agreement (2022) (incorporated by reference to Exhibit 10.14(q) to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 18, 2022).

10.14(r)(+)	Form of CEO TSR Stock Grant Agreement (2022) (incorporated by reference to Exhibit 10.14(r) to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 18, 2022).
10.14(s)(+)	Form of CFO TSR Stock Grant Agreement (2022) (incorporated by reference to Exhibit 10.14(s) to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 18, 2022).
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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Date:	February 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY G. PETRELLO	Chairman, President and Chief Executive Officer	February 9, 2023
Anthony G. Petrello

/s/ WILLIAM RESTREPO
William Restrepo	Chief Financial Officer	February 9, 2023

/s/ TANYA S. BEDER
Tanya S. Beder	Director	February 9, 2023

/s/ ANTHONY R. CHASE
Anthony R. Chase	Director	February 9, 2023

/s/ JAMES R. CRANE
James R. Crane	Director	February 9, 2023

/s/ MICHAEL C. LINN
Michael C. Linn	Director	February 9, 2023

/s/ JOHN P. KOTTS
John P. Kotts	Director	February 9, 2023

/s/ JOHN YEARWOOD
John Yearwood	Director	February 9, 2023