Form 10-Q
period 2023-03-31
NABORS INDUSTRIES LTD
filed 2023-04-27
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

The number of common shares, par value $.05 per share, outstanding as of April 21, 2023 was 9,539,494, excluding 1,090,003 common shares held by our subsidiaries, or 10,629,497 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$469,438	$451,025
Short-term investments	6,294	1,290
Accounts receivable, net of allowance of $52,550 and $52,895, respectively	307,005	327,397
Inventory, net	144,223	127,947
Other current assets	86,283	92,964
Total current assets	1,013,243	1,000,623
Property, plant and equipment, net	2,976,831	3,026,100
Restricted cash held in trust	290,472	284,841
Deferred income taxes	251,761	257,320
Other long-term assets	167,669	160,970
Total assets (1)	$4,699,976	$4,729,854
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$306,543	$314,041
Accrued liabilities	190,039	247,575
Income taxes payable	37,857	27,990
Current lease liabilities	6,039	6,784
Total current liabilities	540,478	596,390
Long-term debt	2,562,327	2,537,540
Other long-term liabilities	321,114	377,671
Deferred income taxes	2,580	2,858
Total liabilities (1)	3,426,499	3,514,459
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest in subsidiary	691,095	678,604

Shareholders’ equity:
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 10,630 and 10,505, respectively	531	525
Capital in excess of par value	3,533,240	3,536,373
Accumulated other comprehensive income (loss)	(10,940)	(11,038)
Retained earnings (accumulated deficit)	(1,804,369)	(1,841,153)
Less: treasury shares, at cost, 1,090 and 1,090 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	402,711	368,956
Noncontrolling interest	179,671	167,835
Total equity	582,382	536,791
Total liabilities and equity	$4,699,976	$4,729,854
(1)	The condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022 include assets and liabilities of variable interest entities. See Note 3—Joint Ventures for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$779,139	$568,539
Investment income (loss)	9,866	163
Total revenues and other income	789,005	568,702

Costs and other deductions:
Direct costs	462,329	372,712
General and administrative expenses	61,730	53,639
Research and engineering	15,074	11,678
Depreciation and amortization	163,031	164,359
Interest expense	45,141	46,910
Other, net	(42,375)	80,401
Total costs and other deductions	704,930	729,699
Income (loss) before income taxes	84,075	(160,997)
Income tax expense (benefit):
Current	18,302	9,950
Deferred	4,713	3,721
Total income tax expense (benefit)	23,015	13,671
Net income (loss)	61,060	(174,668)
Less: Net (income) loss attributable to noncontrolling interest	(11,836)	(9,828)
Net income (loss) attributable to Nabors	$49,224	$(184,496)

Earnings (losses) per share:
Basic	$4.39	$(22.51)
Diluted	$4.11	$(22.51)

Weighted-average number of common shares outstanding:
Basic	9,160	8,311
Diluted	9,867	8,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Net income (loss) attributable to Nabors	$49,224	$(184,496)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	58	(132)
Pension liability amortization and adjustment	52	1,480
Other comprehensive income (loss), before tax	110	1,348
Income tax expense (benefit) related to items of other comprehensive income (loss)	12	12
Other comprehensive income (loss), net of tax	98	1,336
Comprehensive income (loss) attributable to Nabors	49,322	(183,160)
Comprehensive income (loss) attributable to noncontrolling interest	11,836	9,828
Comprehensive income (loss)	$61,158	$(173,332)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$61,060	$(174,668)
Adjustments to net income (loss):
Depreciation and amortization	163,031	164,360
Deferred income tax expense (benefit)	4,713	3,721
Impairments and other charges	5,318	—
Amortization of debt discount and deferred financing costs	2,020	4,984
Losses (gains) on debt buyback	(24,856)	36
Losses (gains) on long-lived assets, net	337	77
Losses (gains) on investments, net	(354)	1
Share-based compensation	3,980	3,879
Foreign currency transaction losses (gains), net	6,454	4,214
Mark-to-market (gain) loss on warrants	(34,565)	71,752
Noncontrolling interest	(11,836)	(9,828)
Other	47	110
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	19,223	(22,775)
Inventory	(16,272)	(5,621)
Other current assets	6,726	(8,039)
Other long-term assets	(5,458)	2,136
Trade accounts payable and accrued liabilities	(47,375)	2,024
Income taxes payable	9,952	682
Other long-term liabilities	11,905	4,309
Net cash provided by (used for) operating activities	154,050	41,354
Cash flows from investing activities:
Purchases of investments	(11,385)	(1,534)
Capital expenditures	(118,734)	(84,258)
Proceeds from sales of assets	1,982	3,671
Other	6	14
Net cash (used for) provided by investing activities	(128,131)	(82,107)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	250,000	—
Reduction in long-term debt	(232,549)	(86,127)
Debt issuance costs	(7,870)	(3,858)
Proceeds from revolving credit facilities	85,000	40,000
Reduction in revolving credit facilities	(85,000)	(500,000)
Proceeds from issuance of common shares, net of issuance costs	—	257
Payments for employee taxes on net settlement of equity awards	(7,071)	(4,523)
Dividends to common and preferred shareholders	(194)	(10)
Distributions to noncontrolling interest	—	(995)
Net cash (used for) provided by financing activities	2,316	(555,256)
Effect of exchange rate changes on cash and cash equivalents	(3,846)	(1,289)
Net increase (decrease) in cash and cash equivalents and restricted cash	24,389	(597,298)
Cash and cash equivalents and restricted cash, beginning of period	737,140	1,273,510
Cash and cash equivalents and restricted cash, end of period	$761,529	$676,212

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	451,025	991,471
Restricted cash, beginning of period	286,115	282,039
Cash and cash equivalents and restricted cash, beginning of period	$737,140	$1,273,510

Cash and cash equivalents, end of period	469,438	394,028
Restricted cash, end of period	292,091	282,184
Cash and cash equivalents and restricted cash, end of period	$761,529	$676,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated	Retained
	Common Shares		in Excess	Other	Earnings		Non-
		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of December 31, 2021	9,295	$466	$3,454,563	$(10,634)	$(1,537,988)	$(1,315,751)	$128,282	$718,938
Impact of adoption of ASU 2020-06 (Note 2)	—	—	(81,881)	—	60,701	—	—	(21,180)
As of January 1, 2022	9,295	466	3,372,682	(10,634)	(1,477,287)	(1,315,751)	128,282	697,758
Net income (loss)	—	—	—	—	(184,496)	—	9,828	(174,668)
PSU distribution equivalent rights	—	—	—	—	(9)	—	—	(9)
Warrant Exercise, net of tax	1,024	52	139,436	—	—	—	—	139,488
Other comprehensive income (loss), net of tax	—	—	—	1,336	—	—	—	1,336
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(996)	(996)
Share-based compensation	—	—	3,879	—	—	—	—	3,879
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(2,545)	—	—	(2,545)
Other	156	5	(4,523)	—	(175)	—	—	(4,693)
As of March 31, 2022	10,475	$523	$3,511,474	$(9,298)	$(1,664,512)	$(1,315,751)	$137,114	$659,550

As of December 31, 2022	10,505	$525	$3,536,373	$(11,038)	$(1,841,153)	$(1,315,751)	$167,835	$536,791
Net income (loss)	—	—	—	—	49,224	—	11,836	61,060
Other comprehensive income (loss), net of tax	—	—	—	98	—	—	—	98
Vesting of restricted stock awards, net of shares withheld for employee taxes	(47)	(2)	(7,071)	—	—	—	—	(7,073)
Share-based compensation	172	8	3,972	—	—	—	—	3,980
Deemed dividends to SPAC public shareholders	—	—	—	—	(5,137)	—	—	(5,137)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(7,354)	—	—	(7,354)
Other	—	—	(34)	—	51	—	—	17
As of March 31, 2023	10,630	$531	$3,533,240	$(10,940)	$(1,804,369)	$(1,315,751)	$179,671	$582,382

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

Our business is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies. We provide performance tools, directional drilling services, tubular running services and innovative technologies for our own rig fleet and those operated by third parties. In addition, we manufacture advanced drilling equipment and provide drilling rig instrumentation. Also, we have a portfolio of technologies designed to drive energy efficiency and emissions reductions for both ourselves and our third-party customers.

With operations in over 15 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of March 31, 2023 included:

●	300 actively marketed rigs for land-based drilling operations in the United States and various countries throughout the world; and

●	29 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

The short- and long-term implications of the military hostilities between Russia and Ukraine, which began in early 2022, remain difficult to predict. We continue to actively monitor this dynamic situation. As of March 31, 2023, 1.1% of our property, plant and equipment, net was located in Russia. For the three months ending March 31, 2023, 1.2% of our operating revenues were from operations in Russia. We currently have no assets or operations in Ukraine.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “Commission”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly our financial position as of March 31, 2023 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the three months ended March 31, 2023 may not be indicative of results that will be realized for the full year ending December 31, 2023.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of Nabors, as well as all majority-owned and non-majority owned subsidiaries consolidated in accordance with U.S. GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	March 31,	December 31,
	2023	2022

	(In thousands)
Raw materials	$130,544	$118,351
Work-in-progress	13,287	6,121
Finished goods	392	3,475
	$144,223	$127,947

Special Purpose Acquisition Company

Nabors Energy Transition Corp. (“NETC”) is a consolidated VIE that is included in the accompanying consolidated financial statements under the following captions:

Restricted cash held in trust

As part of the initial public offering of NETC and subsequent private placement warrant transactions, $281.5 million was deposited in an interest-bearing U.S. based trust account (“Trust Account”). As of March 31, 2023 and December 31, 2022, the Trust Account balance was $290.5 million and $284.8 million, respectively. The funds held in the Trust Account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invests only in direct U.S. government treasury obligations. The funds in the trust account will only be released to NETC upon completion of a business combination or in connection with redemptions of any of the redeemable common shares, except with respect to interest earned on the funds which may be withdrawn to pay NETC taxes.

Redeemable noncontrolling interest in subsidiary

The company accounts for the non-controlling interest in NETC as subject to possible redemption in accordance with FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” NETC’s common stock features certain redemption rights, which are considered to be outside the company’s control and subject to occurrence of uncertain future events. Accordingly, the $290.0 million and $284.8 million of non-controlling interest subject to possible redemption is presented at full redemption value as temporary equity, outside of the stockholders’ equity section in the accompanying consolidated financial statements as of March 31, 2023 and December 31, 2022, respectively.

Nabors will recognize any future changes in redemption value immediately as they occur – i.e., adjust the carrying amount of the instrument to its current redemption amount at each reporting period.

Business combination agreement

In February 2023, NETC entered into a definitive agreement for a business combination with Vast Solar Pty Ltd (“Vast”), a development-stage company specializing in the design and manufacturing of concentrated solar thermal power (CSP) systems.  The agreement is subject to certain customary closing conditions, including that Vast meet a minimum cash requirement mandating that it hold at least $50 million at closing, after giving effect to transaction-related expenses and any redemptions by NETC’s public stockholders, of the non-controlling interest redeemable shares.  Depending on the levels of redemption by public shareholders, it may be necessary to secure third-party private investment in public equity (“PIPE”) financing in order to meet the minimum cash requirement for closing.  The company continues to evaluate what the accounting treatment for its investment in NETC will be after the business combination is complete.

Recently adopted accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40).  This ASU (a) simplifies an issuer’s accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separate accounting for embedded conversion features, (b) amends diluted EPS calculations for convertible instruments by requiring the use of the if-converted method and (c) simplifies the settlement assessment entities are required to perform on contracts that can potentially settle in an entity’s own equity by removing certain requirements. ASU 2020-06 was required to be adopted on January 1, 2022.  The adoption of this ASU was determined not to be material to our condensed consolidated financial statements.  Using the modified retrospective method, the adoption of this ASU resulted in a pre-tax adjustment of $27.5 million to eliminate the remaining unamortized debt discount within long-term debt on our condensed consolidated balance sheet.  Also, we recognized the cumulative effect of this change as a $60.7 million adjustment to the opening balance of retained earnings (accumulated deficit) and an $81.9 million adjustment to capital in excess of par in our condensed consolidated statement of changes in equity for year ended December 31, 2022.  We revised our condensed consolidated statement of changes in equity for the three months ended March 31, 2022 to correctly reflect the cumulative effect of this change as of January 1, 2022.

We consider the applicability and impact of all ASUs.  We assessed ASUs not listed above and determined that they either were not applicable or do not have a material impact on our financial statements.

Note 3 Joint Ventures

During 2016, we entered into an agreement with Saudi Aramco to form a joint venture known as SANAD to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. SANAD is equally owned by Saudi Aramco and Nabors.

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, each with a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests which accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying condensed consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. As of March 31, 2023 and December 31, 2022, the amount included in redeemable noncontrolling interest was $401.1 million and $393.8 million, respectively. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet. In 2022 and 2021, SANAD settled approximately $20.6 million and $120 million, respectively, of the accrued interest from inception, by making cash payments to each partner for their respective amounts. The assets and liabilities included in the condensed balance sheet below are (a) assets that can either be used to settle obligations of the VIE or be made available in the future to the equity owners through dividends, distributions or in exchange of the redeemable ownership interests (upon mutual agreement of the owners) or (b) liabilities for which creditors do not have recourse to other assets of Nabors.

The condensed balance sheet of SANAD, as included in our condensed consolidated balance sheet, is presented below.

	March 31,	December 31,
	2023	2022

	(In thousands)
Assets:
Cash and cash equivalents	$301,344	$302,949
Accounts receivable	91,063	92,922
Other current assets	15,578	14,750
Property, plant and equipment, net	515,105	489,358
Other long-term assets	22,824	21,278
Total assets	$945,914	$921,257
Liabilities:
Accounts payable	$59,481	$62,409
Accrued liabilities	3,373	6,639
Other liabilities	41,274	36,312
Total liabilities	$104,128	$105,360

Note 4 Accounts Receivable Purchase and Sales Agreements

The Company entered into an accounts receivable sales agreement (the “A/R Sales Agreement”) and an accounts receivable purchase agreement (the “A/R Purchase Agreement,” and, together with the A/R Sales Agreement, the “A/R Agreements”).  As part of the A/R Agreements, the Company continuously sells designated eligible pools of receivables as they are originated by it and certain U.S. subsidiaries to a separate, bankruptcy-remote, special purpose entity (“SPE”) pursuant to the A/R Sales Agreement.  Pursuant to the A/R Purchase Agreement, the SPE in turn sells, transfers, conveys and assigns to unaffiliated third-party financial institutions (the “Purchasers”) all the rights, title and interest in and to its pool of eligible receivables (the “Eligible Receivables”). The sale of the Eligible Receivables qualifies for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing. During the period of this program, cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. The remaining receivables held by the SPE were pledged to secure the collectability of the sold Eligible Receivables. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection. The amount of receivables pledged as collateral as of March 31, 2023 and December 31, 2022 is approximately $58.0 million and $62.3 million, respectively.

In July 2021, we entered into the First Amendment to the A/R Purchase Agreement (the “First Amendment”), which reduced the commitments of the Purchasers from $250 million to $150 million and extended the term of the agreements by two years, to August 13, 2023.

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

The amount available for sale to the Purchasers under the A/R Purchase Agreement fluctuates over time based on the total amount of Eligible Receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of March 31, 2023, approximately $221.0 million had been sold to and as yet uncollected by the Purchasers. As of December 31, 2022, the corresponding number was approximately $208.0 million.

Note 5 Debt

Debt consisted of the following:

	March 31,	December 31,
	2023	2022

	(In thousands)
5.10% senior notes due September 2023 (1)	$52,035	$52,004
0.75% senior exchangeable notes due January 2024 (2)	167,772	177,005
5.75% senior notes due February 2025	474,092	474,092
9.00% senior priority guaranteed notes due February 2025	—	209,384
7.25% senior guaranteed notes due January 2026	557,902	557,902
7.375% senior priority guaranteed notes due May 2027	700,000	700,000
7.50% senior guaranteed notes due January 2028	389,609	389,609
1.75% senior exchangeable notes due June 2029	250,000	—
	$2,591,410	$2,559,996
Less: deferred financing costs	29,083	22,456
Long-term debt	$2,562,327	$2,537,540

(1)	The 5.10% senior notes due September 2023 were classified as long-term as of March 31, 2023 and December 31, 2022, because we had the ability and intent to refinance these obligations utilizing our 2022 Credit Agreement.

(2)	The 0.75% senior exchangeable notes due January 2024 were classified as long-term as of March 31, 2023, because we had the ability and intent to refinance these obligations utilizing our 2022 Credit Agreement.

During the three months ended March 31, 2023, we repurchased $218.6 million aggregate principal amount of outstanding Nabors Delaware’s notes for approximately $224.9 million in cash, including principal and $31.1 million in accrued and unpaid interest. In connection with these repurchases, we recognized a $24.9 million gain for the three months ended March 31, 2023 which is included in Other, net in our condensed consolidated statement of income (loss). $24.6 million of the gain recognized was related to accrued interest for the 9.00% senior priority guaranteed notes due February 2025 accounted for in accordance with ASC 470-60, Troubled Debt Restructuring by Debtors.

1.75% Senior Exchangeable Notes Due June 2029

In February 2023, Nabors Delaware issued $250.0 million in aggregate principal amount of 1.75% senior exchangeable notes due 2029, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 1.75% per year payable semiannually on June 15 and December 15 of each year, beginning on December 15, 2023. As of March 31, 2023, there was $250.0 million in aggregate principal amount that remained outstanding.

The exchangeable notes are exchangeable, only under certain conditions, at an exchange rate of 4.7056 common shares of Nabors per $1,000 principal amount of exchangeable notes (equivalent to an exchange price of approximately $212.51 per common share). Upon any exchange, Nabors will settle its exchange obligation in cash, common shares of Nabors, or a combination of cash and common shares, at our election. The exchangeable notes are redeemable, in whole or in part, at our option at any time on or after June 15, 2026 only if the last reported sale price per common shares exceed 130% of the exchange price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading days immediately before the date of the related redemption notice; and (2) the trading days immediately before we send such notice, at a cash redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. If a “fundamental change” (as defined in the Indenture) occurs, subject to certain conditions, holders may require us to repurchase for cash any or all of their Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest. Based on our assessment of the features of the exchangeable notes, it was determined that there are features that need to be assessed for bifurcation as a derivative. As part of the assessment, the features were either not required to be bifurcated based on accounting guidance or would have no value if bifurcated.

0.75% Senior Exchangeable Notes Due January 2024

In January 2017, Nabors Delaware issued $575.0 million in aggregate principal amount of 0.75% exchangeable senior unsecured notes due 2024, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 0.75% per year payable semiannually on January 15 and July 15 of each year, beginning on July 15, 2017. As of March 31, 2023 and December 31, 2022, there was approximately $167.8 million and $177.0 million in aggregate principal amount that remained outstanding, respectively.

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

2022 Credit Agreement

On January 21, 2022, Nabors Delaware entered into a revolving credit agreement between Nabors Delaware, the guarantors from time-to-time party thereto, the issuing banks (the “Issuing Banks”) and other lenders party thereto (the “Lenders”) and Citibank, N.A., as administrative agent (the “2022 Credit Agreement”). Under the 2022 Credit Agreement, the Lenders have committed to provide to Nabors Delaware up to an aggregate principal amount at any time outstanding not in excess of $350.0 million (with an accordion feature for an additional $100.0 million, subject to lender approval) under a secured revolving credit facility, including sub-facilities provided by certain of the Lenders for letters of credit in an aggregate principal amount at any time outstanding not in excess of $100.0 million.

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

As of March 31, 2023, we had no borrowings outstanding under our 2022 Credit Agreement. The weighted average interest rate on borrowings under the 2022 Credit Agreement at March 31, 2023 was 7.63%. In order to make any future borrowings under the 2022 Credit Agreement, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios. We had $69.7 million of letters of credit outstanding under the 2022 Credit Agreement as of March 31, 2023.

As of the date of this report, we were in compliance with all covenants under the 2022 Credit Agreement. We expect to remain in compliance with all covenants under the 2022 Credit Agreement during the twelve-month period following the date of this report based on our current operational and financial projections. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

Note 6 Shareholders’ Equity

Common share warrants

On May 27, 2021, the Board declared a distribution of warrants to purchase its common shares (the “Warrants”) to holders of the Company’s common shares. Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3.2 million Warrants on June 11, 2021 to shareholders of record as of June 4, 2021. As of March 31, 2023, 2.5 million Warrants remain outstanding and 1.1 million common shares have been issued as a result of exercises of Warrants.

Each Warrant represents the right to purchase one common share at an initial exercise price of $166.66667 per Warrant, subject to certain adjustments (the “Exercise Price”). In addition, Warrants submitted for exercise prior to April 25, 2022 may have been eligible to receive an additional one-third common share due to the incentive share component of the Warrant. The incentive share was an extra amount of common shares that Nabors would award when the volume weighted average price of Nabors’ common shares on the day before any Warrant holder exercises its Warrants multiplied by three was at least 6% higher than the sum of the volume weighted average prices of Nabors’ common shares on each of the second, third and fourth days before any Warrant holder exercised its Warrants. Effective as of April 25, 2022, Warrant holders were no longer entitled to receive any incentive shares when exercising the Warrants. Payment of the exercise price may be in (a) cash or (b)“Designated Notes,” which the Company initially defined as (x) Nabors Delaware’s (i) 5.10% Notes due 2023, (ii) 0.75% Exchangeable Notes due 2024, (iii) 5.75% Notes due 2025 and (y) the Company’s 7.25% Notes due 2026, subject to compliance with applicable procedures with respect to the delivery of the Warrants and Designated Notes. Effective March 21, 2022, the 0.75% Exchangeable Notes due 2024 were removed from the list of Designated Notes. The Exercise Price and the number of common shares issuable upon exercise are subject to anti-dilution adjustments, including for share dividends, splits, subdivisions, spin-offs, consolidations, reclassifications, combinations, noncash distributions, cash dividends (other than regular quarterly cash dividends not exceeding a permitted threshold amount), certain pro rata shares repurchases, and similar transactions, including certain issuances of common shares (or securities exercisable or convertible into or exchangeable for common shares) at a price (or having a conversion price) that is less than 95% of the market price of the common shares. The Warrants expire on June 11, 2026, but the expiration date may be accelerated at any time by the Company upon 20-days’ prior notice. The Warrants are traded on the over-the-counter market.

The Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the Warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. On March 31, 2023 and December 31, 2022, the fair value of the Warrants was approximately $46.3 million and $80.9 million, respectively. During the three months ended March 31, 2023 and 2022, approximately $34.3 million of gain and $73.2 million of loss has been recognized for the change in the liability and included in Other, net in our consolidated statements of income (loss), respectively.

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

Recurring Fair Value Measurements

Our financial assets that are accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 consisted of short-term investments and restricted cash held in trust. During the three months ended March 31, 2023, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2023 and 2022, our restricted cash held in trust was carried at fair market value and totaled $290.5 million and $284.8 million, respectively, and consisted of Level 1 measurements. No material Level 2 or Level 3 measurements existed for our financial assets for any of the periods presented.

Our financial liabilities that are accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 consisted of the Warrants and are included in other long-term liabilities in the accompanying consolidated financial statements. As of March 31, 2023 and December 31, 2022, the Warrants were carried at fair market value using their trading price and totaled $46.3 million and $80.9 million, respectively.

Nonrecurring Fair Value Measurements

We applied fair value measurements to our nonfinancial assets and liabilities measured on a nonrecurring basis, which consist of measurements primarily related to other long-lived assets and assets acquired and liabilities assumed in a business combination. Based upon our review of the fair value hierarchy, the inputs used in these fair value measurements were considered Level 3 inputs.

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

	March 31, 2023		December 31, 2022

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(Dollars in thousands)
5.10% senior notes due September 2023	$52,035	$51,764	$52,004	$51,354
0.75% senior exchangeable notes due January 2024	167,772	160,583	177,005	164,898
5.75% senior notes due February 2025	474,092	459,718	474,092	454,773
9.00% senior priority guaranteed notes due February 2025	—	—	209,384	213,507
7.25% senior guaranteed notes due January 2026	557,902	533,577	557,902	529,432
7.375% senior priority guaranteed notes due May 2027	700,000	686,210	700,000	686,686
7.50% senior guaranteed notes due January 2028	389,609	364,183	389,609	354,400
1.75% senior exchangeable notes due June 2029	250,000	218,173	—	—
	$2,591,410	$2,474,208	$2,559,996	$2,455,050
Less: deferred financing costs	29,083		22,456
	$2,562,327		$2,537,540

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

In certain jurisdictions we have recognized deferred tax assets and liabilities. Judgment and assumptions are required in determining whether deferred tax assets will be fully or partially utilized. When we estimate that all or some portion of certain deferred tax assets such as net operating loss carryforwards will not be utilized, we establish a valuation allowance for the amount we determine to be more likely than not unrealizable. We continually evaluate strategies that could allow for future utilization of our deferred assets. Any change in the ability to utilize such deferred assets will be accounted for in the period of the event affecting the valuation allowance. If facts and circumstances cause us to change our expectations regarding future tax consequences, the resulting adjustments could have a material effect on our financial results or cash flow. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize the deferred tax assets that we have recognized. However, it is possible that some of our recognized deferred tax assets, relating to net operating loss carryforwards and tax credits, could expire unused or could carryforward indefinitely without utilization. Therefore, unless we are able to generate sufficient taxable income from our component operations, a substantial valuation allowance to reduce our deferred tax assets may be required, which would materially increase our tax expense in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial condition.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $20.9 million (at March 31, 2023 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We appealed this decision again to the Supreme

Court, which again overturned the appeals court’s decision. The case was moved back to the court of appeals, which, once again, reinstated the verdict, failing to abide by the Supreme Court’s ruling. Accordingly, we are appealing once more to the Supreme Court to try to get a final ruling on the matter. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $12.9 million in excess of amounts accrued.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2023	2024	2025	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$31,034	8,697	5,127	5,948	$50,806

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

Diluted earnings (losses) per share is computed using the weighted-average number of common and common equivalent shares outstanding during the periods utilizing the two-class method for stock options and unvested restricted shares and the if-converted method for the 1.75% senior exchangeable notes due June 2029 as the instrument contains a provision for share settlement.

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended
	March 31,
	2023	2022

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss), net of tax	$61,060	$(174,668)
Less: net (income) loss attributable to noncontrolling interest	(11,836)	(9,828)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(7,354)	(2,545)
Less: distributed and undistributed earnings allocated to unvested shareholders	(1,702)	—
Numerator for basic earnings per share:
Adjusted income (loss), net of tax - basic	$40,168	$(187,041)

Weighted-average number of shares outstanding - basic	9,160	8,311
Earnings (losses) per share:
Total Basic	$4.39	$(22.51)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$40,168	$(187,041)
Add: after tax interest expense of convertible notes	424	—
Add: effect of reallocating undistributed earnings of unvested shareholders	9	—
Adjusted income (loss), net of tax - diluted	$40,601	$(187,041)

Weighted-average number of shares outstanding - basic	9,160	8,311
Add: if converted dilutive effect of convertible notes	659	—
Add: dilutive effect of potential common shares	48	—
Weighted-average number of shares outstanding - diluted	9,867	8,311
Earnings (losses) per share:
Total Diluted	$4.11	$(22.51)

For all periods presented, the computation of diluted earnings (losses) per share excludes shares related to outstanding stock options with exercise prices greater than the average market price of Nabors’ common shares and shares related to the outstanding Warrants when their exercise price or exchange price is higher than the average market price of Nabors’ common shares, because their inclusion would be anti-dilutive and because they are not considered participating securities.

In any period during which the average market price of Nabors’ common shares exceeds the exercise prices of the stock options, such stock options or warrants will be included in our diluted earnings (losses) per share computation using the if-converted method of accounting. Restricted stock is included in our basic and diluted earnings (losses) per share computation using the two-class method of accounting in all periods because such stock is considered participating securities. For periods in which we experience a net loss, all potential common shares have been excluded from the calculation of weighted-average shares outstanding, because their inclusion would be anti-dilutive.

The average number of shares from options and shares related to outstanding Warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Potentially dilutive securities excluded as anti-dilutive	3,378	3,397

Note 10 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	March 31,	December 31,
	2023	2022

	(In thousands)
Accrued compensation	$51,500	$64,926
Deferred revenue	28,981	37,808
Other taxes payable	33,164	39,621
Workers’ compensation liabilities	6,588	6,588
Interest payable	40,291	69,174
Litigation reserves	18,641	18,681
Other accrued liabilities	10,874	10,777
	$190,039	$247,575

Investment income (loss) includes the following:

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Interest and dividend income	$9,514	$397
Gains (losses) on marketable securities	352	(234)
	$9,866	$163

Other, net included the following:

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$336	$76
Energy transition initiatives	7,100	—
Warrant and derivative valuation	(34,314)	73,202
Litigation expenses and reserves	2,603	3,112
Foreign currency transaction losses (gains)	6,454	4,214
(Gain) loss on debt buyback	(24,856)	36
Other losses (gains)	302	(239)
	$(42,375)	$80,401

The changes in accumulated other comprehensive income (loss), by component, included the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2022	$2	$(5,356)	$(5,280)	$(10,634)
Other comprehensive income (loss) before reclassifications	—	1,428	(132)	1,296
Amounts reclassified from accumulated other comprehensive income (loss)	—	40	—	40
Net other comprehensive income (loss)	—	1,468	(132)	1,336
As of March 31, 2022	$2	$(3,888)	$(5,412)	$(9,298)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2023	$2	$(3,767)	$(7,273)	$(11,038)
Other comprehensive income (loss) before reclassifications	—	—	58	58
Amounts reclassified from accumulated other comprehensive income (loss)	—	40	—	40
Net other comprehensive income (loss)	—	40	58	98
As of March 31, 2023	$2	$(3,727)	$(7,215)	$(10,940)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
General and administrative expenses	$52	$52
Total income (loss) before income tax	(52)	(52)
Tax expense (benefit)	(12)	(12)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(40)	$(40)

Note 11 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Operating revenues:
U.S. Drilling	$350,652	$217,583
International Drilling	320,048	279,030
Drilling Solutions	75,043	54,182
Rig Technologies	58,479	36,736
Other reconciling items (1)	(25,083)	(18,992)
Total	$779,139	$568,539

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$85,869	$(5,851)
International Drilling	1,957	(6,327)
Drilling Solutions	27,138	14,709
Rig Technologies	3,694	(2,751)
Total segment adjusted operating income (loss)	$118,658	$(220)

	Three Months Ended
	March 31,
	2023	2022

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss):
Net income (loss)	$61,060	$(174,668)
Income tax expense (benefit)	23,015	13,671
Income (loss) before income taxes	84,075	$(160,997)
Investment (income) loss	(9,866)	(163)
Interest expense	45,141	46,910
Other, net	(42,375)	80,401
Other reconciling items (3)	41,683	33,629
Total segment adjusted operating income (loss) (2)	$118,658	$(220)

	March 31,	December 31,
	2023	2022

	(In thousands)
Total assets:
U.S. Drilling	$1,345,122	$1,389,459
International Drilling	2,229,068	2,273,766
Drilling Solutions	72,002	63,652
Rig Technologies	225,006	207,345
Other reconciling items (3)	828,778	795,632
Total	$4,699,976	$4,729,854
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment.

(2)	Adjusted operating income (loss) represents income (loss) before income taxes, interest expense, investment income (loss), and other, net. Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation from net income (loss) is provided in the above table.

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	March 31, 2023
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$306,118	$—	$51,782	$32,959	$—	$390,859
U.S. Offshore Gulf of Mexico	31,659	—	2,833	—	—	34,492
Alaska	12,875	—	451	—	—	13,326
Canada	—	—	358	1,869	—	2,227
Middle East & Asia	—	222,952	10,268	17,729	—	250,949
Latin America	—	81,052	9,071	2,314	—	92,437
Europe, Africa & CIS	—	16,044	280	3,608	—	19,932
Eliminations & other	—	—	—	—	(25,083)	(25,083)
Total	$350,652	$320,048	$75,043	$58,479	$(25,083)	$779,139

	Three Months Ended
	March 31, 2022
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$172,797	$—	$34,060	$22,688	$—	$229,545
U.S. Offshore Gulf of Mexico	30,440	—	3,236	—	—	33,676
Alaska	14,346	—	276	—	—	14,622
Canada	—	—	436	979	—	1,415
Middle East & Asia	—	190,696	10,026	10,800	—	211,522
Latin America	—	68,895	5,929	—	—	74,824
Europe, Africa & CIS	—	19,439	219	2,269	—	21,927
Eliminations & other	—	—	—	—	(18,992)	(18,992)
Total	$217,583	$279,030	$54,182	$36,736	$(18,992)	$568,539

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In millions)
As of December 31, 2022	$401.9	$23.6	$0.1	$29.2	$3.2
As of March 31, 2023	$355.9	$24.6	$2.4	$23.0	$—

Approximately 90% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2023, of which 36% was recognized during the three months ended March 31, 2023, and 10% is expected to be recognized during 2024.

Additionally, 97% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2023, of which 30% was recognized during the three months ended March 31, 2023, and 3% is expected to be recognized during 2024. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

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

You should consider the following key factors when evaluating these forward-looking statements:

●	geopolitical events, pandemics (including COVID-19) and other macro-events and their respective and collective impact on our operations as well as oil and gas markets and prices;

●	fluctuations and volatility in worldwide prices of and demand for oil and natural gas;

●	fluctuations in levels of oil and natural gas exploration and development activities;

●	fluctuations in the demand for our services;

●	competitive and technological changes and other developments in the oil and gas and oilfield services industries;

●	our ability to renew customer contracts in order to maintain competitiveness;

●	the existence of operating risks inherent in the oil and gas and oilfield services industries;

●	the possibility of the loss of one or a number of our large customers;

●	the impact of long-term indebtedness and other financial commitments on our financial and operating flexibility;

●	our access to, and the cost of, capital, including the impact of a downgrade in our credit rating, covenant restrictions, availability under our secured revolving credit facility, and future issuances of debt or equity securities;

●	our dependence on our operating subsidiaries and investments to meet our financial obligations;

●	our ability to retain skilled employees;

●	our ability to complete, and realize the expected benefits of, strategic transactions;

●	changes in tax laws and the possibility of changes in other laws and regulations;

●	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in any of the countries in which we do business;

●	global views on and the regulatory environment related to energy transition and our ability to implement our energy transition initiatives;

●	the possibility of changes to U.S. trade policies and regulations including the imposition of trade embargoes, sanctions or tariffs; and

●	general economic conditions, including the capital and credit markets.

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

The above description of risks and uncertainties is by no means all-inclusive but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors that may affect us or our industry, please refer to Item 1A. — Risk Factors in our 2022 Annual Report.

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

Outlook

The demand for our services and products is a function of the level of spending by oil and gas companies for exploration, development and production activities. The level of exploration, development and production activities is to a large extent tied to the prices of oil and natural gas, which can fluctuate significantly, are highly volatile and tend to be highly sensitive to supply and demand cycles. Additionally, some oil and gas companies may intentionally limit their capital spending to a percentage of their operating cash flows.

During 2022, global oilfield activity substantially returned to pre-COVID levels. Since late 2022, global energy commodity markets have experienced higher levels of volatility, in part due to the disruptions and effects of the war in Ukraine. In the U.S., operators reacted by reducing their drilling activity. Recent production actions announced by certain large international oil producers have led to generally higher oil prices, which support oil-focused activity broadly. Natural gas prices, particularly in the United States, have declined significantly since the third quarter of 2022. At current natural gas prices, certain U.S. operators have indicated their intention to reduce activity in the near term. The completion of several large liquified natural gas terminals currently under construction on the U.S. Gulf Coast could lead to greater demand for natural gas, and in turn, related oilfield services.

Recent Developments

1.75% Senior Exchangeable Notes Due June 2029

In February 2023, Nabors Delaware issued $250.0 million in aggregate principal amount of 1.75% senior exchangeable notes due 2029, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 1.75% per year payable semiannually on June 15 and December 15 of each year, beginning on December 15, 2023.

The exchangeable notes are currently exchangeable, under certain conditions, at an exchange rate of 4.7056 common shares of Nabors per $1,000 principal amount of exchangeable notes (equivalent to an exchange price of approximately $212.51 per common share). Upon any exchange, Nabors will settle its exchange obligation in cash, common shares of Nabors, or a combination of cash and common shares, at our election.

NETC Merger Agreement

In February 2023, NETC entered into a definitive agreement for a business combination with Vast, a development-stage company specializing in the design and manufacturing of concentrated solar thermal power (CSP) systems.  The agreement is subject to certain customary closing conditions, including that Vast meet a minimum cash requirement mandating that it hold at least $50 million at closing, after giving effect to transaction-related expenses and any redemptions by NETC’s public stockholders, of the non-controlling interest redeemable shares.  Depending on the levels of redemption by public shareholders, it may be necessary to secure third-party PIPE financing in order to meet the minimum cash requirement for closing.

Comparison of the three months ended March 31, 2023 and 2022

Operating revenues for the three months ended March 31, 2023 totaled $779.1 million, representing an increase of $210.6 million, or 37%, compared to the three months ended March 31, 2022. All of our operating segments experienced an increase in operating revenues over this period. For a more detailed description of operating results, see Segment Results of Operations below.

Net income attributable to Nabors totaled $49.2 million ($4.11 per diluted share) for the three months ended March 31, 2023 compared to a net loss attributable to Nabors of $184.5 million ($22.51 per diluted share) for the three months ended March 31, 2022, or a $233.7 million increase in net income. The increase in net income is attributable to improved market conditions, which has resulted in an increase of approximately $110.8 million in adjusted operating income across all of our segments from the prior year. In addition, gains related to mark-to-market activity for the common share warrants and debt buybacks during the three months ended March 31, 2023 contributed approximately $132.4 million to the increase in net income. See Other Financial Information —Other, net below for additional discussion.

General and administrative expenses for the three months ended March 31, 2023 totaled $61.7 million, representing an increase of $8.1 million, or 15%, compared to the three months ended March 31, 2022. This is reflective of increases in workforce costs and general operating costs as market conditions have improved and operating levels have increased.

Research and engineering expenses for the three months ended March 31, 2023 totaled $15.1 million, representing an increase of $3.4 million, or 29%, compared to the three months ended March 31, 2022. This is primarily reflective of an increase in research and development activities, along with increased engineering support costs for the higher general operating activity levels, as market conditions have improved.

Depreciation and amortization expense for the three months ended March 31, 2023 was $163.0 million, representing a decrease of $1.3 million, or 1%, compared to the three months ended March 31, 2022. The decrease is a result of the limited capital expenditures over recent years coupled with a higher amount of older assets reaching the end of their useful lives.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	March 31,
	2023	2022	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$350,652	$217,583	$133,069	61%
Adjusted operating income (loss) (1)	$85,869	$(5,851)	$91,720	n/m (3)%
Average rigs working (2)	100.3	90.3	10.0	11%

International Drilling
Operating revenues	$320,048	$279,030	$41,018	15%
Adjusted operating income (loss) (1)	$1,957	$(6,327)	$8,284	131%
Average rigs working (2)	76.4	72.0	4.4	6%

Drilling Solutions
Operating revenues	$75,043	$54,182	$20,861	39%
Adjusted operating income (loss) (1)	$27,138	$14,709	$12,429	84%

Rig Technologies
Operating revenues	$58,479	$36,736	$21,743	59%
Adjusted operating income (loss) (1)	$3,694	$(2,751)	$6,445	234%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 11—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

(3)	The percentage is so large that it is not meaningful.

U.S. Drilling

Operating revenues for our U.S. Drilling segment increased by $133.1 million or 61% during the three months ended March 31, 2023 compared to the corresponding period in 2022. The increase is primarily attributable to an increase in day rates, as pricing for our services has improved. Also contributing to the increase in revenues was an 11% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our drilling services have rebounded and increased since the prior year. Adjusted operating income increased by $91.7 million. While operating costs were higher due to the higher levels of rig activity, the component of the revenue increase driven by the day rates contributed directly to the increase in adjusted operating income. Also, depreciation was slightly lower due to the limited capital expenditures over recent years.

International Drilling

Operating revenues for our International Drilling segment during the three months ended March 31, 2023 increased by $41.0 million or 15% compared to the corresponding prior year period. This increase was due to a 6% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our drilling services have rebounded and increased since the prior year. The increase is also attributable to an increase in day rates, as pricing for our services has improved.

Drilling Solutions

Operating revenues for this segment increased by $20.9 million or 39% during the three months ended March 31, 2023 compared to the corresponding period in 2022 as market conditions and demand for our services have rebounded and drilling activity has increased since the prior year as evidenced by our U.S. Drilling and International Drilling average rigs working increasing 11% and 6%, respectively.

Rig Technologies

Operating revenues for our Rig Technologies segment increased by $21.7 million or 59% during the three months ended March 31, 2023 compared to the corresponding period as market conditions and demand for our services have improved since the prior year.

Other Financial Information

Interest expense

Interest expense for the three months ended March 31, 2023 was $45.1 million, representing a decrease of $1.8 million, or 4%, compared to three months ended March 31, 2022. The decrease was primarily due to the reduction to our average overall debt levels outstanding throughout the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Other, net

Other, net for the three months ended March 31, 2023 was a gain of $42.4 million compared to $80.4 million loss for the three months ended March 31, 2022 representing a $122.8 million increase in income. During the three months ended March 31, 2023, $34.3 million of gain was recognized related to mark-to-market activity for the common share warrants and $24.9 million of gain was recognized for debt buybacks offset by $7.1 million in costs related to energy transition initiatives. In comparison, the balance during the three months ended March 31, 2022 primarily consisted of a loss of $73.2 million recognized related to mark-to-market activity for the common share warrants.

Income tax

Our worldwide tax expense for the three months ended March 31, 2023 was $23.0 million compared to $13.7 million for the three months ended March 31, 2022. The increase in tax expense was primarily attributable to the change in amount and geographic mix of our pre-tax earnings (losses).

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and cash generated from operations. As of March 31, 2023, we had cash and short-term investments of $475.7 million and working capital of $472.8 million. As of December 31, 2022, we had cash and short-term investments of $452.3 million and working capital of $404.2 million.

On March 31, 2023, we had no borrowings outstanding under the 2022 Credit Agreement, which has a total borrowing capacity of $350.0 million. We had $69.7 million of letters of credit outstanding under the 2022 Credit Agreement as of March 31, 2023.

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

As of the date of this report, we were in compliance with all covenants under the 2022 Credit Agreement. If we fail to perform our obligations under the covenants, the revolving credit commitments under the 2022 Credit Agreement could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. If necessary, we have the ability to manage our covenant compliance by taking certain actions including reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. We expect to remain in compliance with all covenants under the 2022 Credit Agreement during the twelve-month period following the date of this report based on our current operational and financial projections. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

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

We had 18 letter-of-credit facilities with various banks as of March 31, 2023. Availability under these facilities as of March 31, 2023 was as follows:

March 31,
2023
(In thousands)
Credit available	$620,552
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	99,601
Remaining availability	$520,951

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

The amount available for purchase under the A/R Agreements fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreements is approximately $250.0 million and the amount of receivables purchased by the third-party Purchasers as of March 31, 2023 was $221.0 million.

The originators, Nabors Delaware, the SPE, and the Company provide representations, warranties, covenants and indemnities under the A/R Agreements and the Indemnification Guarantee. See further details at Note 4—Accounts Receivable Purchase and Sales Agreements.

Other Indebtedness

See Note 5—Debt, for further details about our financing arrangements, including our debt securities.

Future Cash Requirements

Our current cash and investments, projected cash flows from operations, proceeds from equity or debt issuances, the A/R Agreements and the facilities under our 2022 Credit Agreement are expected to adequately finance our purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for at least the next 12 months. However, we can make no assurances that our current operational and financial projections will prove to be correct. A sustained period of highly depressed oil and natural gas prices could have a significant effect on our customers’ capital expenditure spending and therefore our operations, cash flows and liquidity.

Purchase commitments outstanding at March 31, 2023 totaled approximately $328.9 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included below under “Off-Balance Sheet Arrangements (Including Guarantees).”

There have been no material changes to the contractual cash obligations that were included in our 2022 Annual Report.

On August 25, 2015, our Board authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400.0 million of our common shares by various means, including in the open market or in privately negotiated transactions. Authorization for the program, which was renewed in February 2019, does not have an expiration date and does not obligate us to repurchase any of our common shares. Since establishing the program, we have repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of March 31, 2023, the remaining amount authorized under the program that may be used to purchase shares was $278.9 million. As of March 31, 2023, our subsidiaries held 1.1 million of our common shares.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the three months ended March 31, 2023 and 2022 below.

Operating Activities. Net cash provided by operating activities totaled $154.1 million during the three months ended March 31, 2023, compared to net cash provided of $41.4 million during the corresponding 2022 period. Operating cash flows are our primary source of capital and liquidity.  Cash from operating results (before working capital changes) was $175.3 million for the three months ended March 31, 2023, an increase of $106.7 million when compared to $68.6 million in the corresponding 2022 period. This was due to the increase in activity across our business for the three-month period ended March 31, 2023 compared to the three-month period ended March 31, 2022. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are also significant factors affecting operating cash flows and can be highly volatile in periods of increasing or decreasing activity levels. Changes in working capital items used $21.3 million in cash flows during the three months ended March 31, 2023, a $6.0 million favorable change as compared to the $27.3 million in cash flows used by working capital in the corresponding 2022 period.

Investing Activities. Net cash used for investing activities totaled $128.1 million during the three months ended March 31, 2023 compared to net cash used of $82.1 million during the corresponding 2022 period. Our primary use of cash for investing activities is capital expenditures for rig-related enhancements, new construction and equipment, and sustaining capital expenditures. During the three months ended March 31, 2023 and 2022, we used cash for capital expenditures totaling $118.7 million and $84.3 million, respectively.

Financing Activities. Net cash provided by financing activities totaled $2.3 million during the three months ended March 31, 2023. During the three months ended March 31, 2023, we received proceeds of $250.0 million from issuance of the 1.75% Exchangeable Notes and repaid $232.5 million of outstanding long-term debt.

Net cash used by financing activities totaled $555.3 million during the three months ended March 31, 2022. During the three months ended March 31, 2022, we repaid $460.0 million in net amounts under our revolving credit facility and $86.1 million of long-term debt.

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries

Nabors Delaware is an indirect, wholly owned subsidiary of Nabors. Nabors fully and unconditionally guarantees the due and punctual payment of the principal of, premium, if any, and interest on Nabors Delaware’s registered notes, which are its 5.10% Senior Notes due 2023 (the “5.10% 2023 Notes”) and 5.75% Senior Notes due 2025 (the “2025 Notes” and, together with the 5.10% 2023 Notes, the “Registered Notes”), and any other obligations of Nabors Delaware under the Registered Notes when and as they become due and payable, whether at maturity, upon redemption, by acceleration or otherwise, if Nabors Delaware is unable to satisfy these obligations. Nabors’ guarantee of Nabors Delaware’s obligations under the Registered Notes are its unsecured and unsubordinated obligation and have the same ranking with respect to Nabors’ indebtedness as the Registered Notes have with respect to Nabors Delaware’s indebtedness. In the event that Nabors is required to withhold or deduct on account of any Bermudian taxes due from any payment made under or with respect to its guarantees, subject to certain exceptions, Nabors will pay additional amounts so that the net amount received by each holder of Registered Notes will equal the amount that such holder would have received if the Bermudian taxes had not been required to be withheld or deducted.

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

Summarized combined Balance Sheet and Income Statement information for the Obligated Group follows (in thousands):

	March 31,	December 31,
Summarized Combined Balance Sheet Information	2023	2022

Assets
Current Assets	$1,786	$2,578
Non-Current Assets	458,016	458,232
Noncurrent assets - affiliates	5,612,535	5,733,274
Total Assets	6,072,337	6,194,084

Liabilities and Stockholders’ Equity
Current liabilities	43,620	79,941
Noncurrent liabilities	2,666,414	2,698,835
Total Liabilities	2,710,034	2,778,776
Stockholders’ Equity	3,362,303	3,415,308
Total Liabilities and Stockholders’ Equity	6,072,337	6,194,084

	Three Months Ended	Year Ended
	March 31,	December 31,
Summarized Combined Income Statement Information	2023	2021
Total revenues, earnings (loss) from consolidated affiliates and other income	$(45,583)	$(148,523)
Income (loss), net of tax	(37,575)	(420,492)
Net income (loss) attributable to Nabors	(37,575)	(420,492)

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2023	2024	2025	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$31,034	8,697	5,127	5,948	$50,806

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2022 Annual Report. Other than changes in the fair value of our warrants due to changes in trading values as discussed in “Note 6 Shareholders’ Equity” to our Condensed Consolidated Financial Statements, there were no material changes in our exposure to market risk during the three months ended March 31, 2023 from those disclosed in our 2022 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 — Commitments and Contingencies — Litigation for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the information set forth elsewhere in this report, the risk factors set forth in Par 1, Item 1A, of our 2022 Annual Report, should be carefully considered when evaluating us. These risks are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common shares to satisfy tax withholding obligations in connection with grants of share awards during the three months ended March 31, 2023 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
January 1 - January 31	35	$150.50	—	278,914
February 1 - February 28	10	$161.58	—	278,914
March 1 - March 31	2	$160.62	—	278,914

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

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through March 31, 2023, we repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of March 31, 2023, we had $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of March 31, 2023, our subsidiaries held 1.1 million of our common shares.

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	April 27, 2023