Form 10-Q
period 2023-06-30
NABORS INDUSTRIES LTD
filed 2023-07-28
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

The number of common shares, par value $.05 per share, outstanding as of July 25, 2023 was 9,544,922, excluding 1,090,003 common shares held by our subsidiaries, or 10,634,995 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$413,376	$451,025
Short-term investments	15,683	1,290
Accounts receivable, net of allowance of $52,584 and $52,895, respectively	297,388	327,397
Inventory, net	152,236	127,947
Other current assets	99,451	92,964
Total current assets	978,134	1,000,623
Property, plant and equipment, net	2,963,898	3,026,100
Restricted cash held in trust	105,444	284,841
Deferred income taxes	243,997	257,320
Other long-term assets	171,794	160,970
Total assets (1)	$4,463,267	$4,729,854
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$301,751	$314,041
Accrued liabilities	206,223	247,575
Income taxes payable	31,052	27,990
Current lease liabilities	5,239	6,784
Total current liabilities	544,265	596,390
Long-term debt	2,503,250	2,537,540
Other long-term liabilities	308,492	377,671
Deferred income taxes	1,771	2,858
Total liabilities (1)	3,357,778	3,514,459
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest in subsidiary	513,817	678,604

Shareholders’ equity:
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 10,635 and 10,505, respectively	531	525
Capital in excess of par value	3,537,574	3,536,373
Accumulated other comprehensive income (loss)	(10,290)	(11,038)
Retained earnings (accumulated deficit)	(1,809,414)	(1,841,153)
Less: treasury shares, at cost, 1,090 and 1,090 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	402,650	368,956
Noncontrolling interest	189,022	167,835
Total equity	591,672	536,791
Total liabilities and equity	$4,463,267	$4,729,854
(1)	The condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 include assets and liabilities of variable interest entities. See Note 3—Joint Ventures for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$767,067	$630,943	$1,546,206	$1,199,482
Investment income (loss)	11,743	822	21,609	985
Total revenues and other income	778,810	631,765	1,567,815	1,200,467

Costs and other deductions:
Direct costs	455,531	403,797	917,860	776,509
General and administrative expenses	63,232	58,167	124,962	111,806
Research and engineering	13,281	10,941	28,355	22,619
Depreciation and amortization	159,698	162,015	322,729	326,374
Interest expense	46,164	42,899	91,305	89,809
Other, net	(1,775)	14,528	(44,150)	94,929
Total costs and other deductions	736,131	692,347	1,441,061	1,422,046
Income (loss) before income taxes	42,679	(60,582)	126,754	(221,579)
Income tax expense (benefit):
Current	19,026	9,298	37,328	19,248
Deferred	7,422	55	12,135	3,776
Total income tax expense (benefit)	26,448	9,353	49,463	23,024
Net income (loss)	16,231	(69,935)	77,291	(244,603)
Less: Net (income) loss attributable to noncontrolling interest	(11,620)	(12,982)	(23,456)	(22,810)
Net income (loss) attributable to Nabors	4,611	(82,917)	$53,835	$(267,413)

Earnings (losses) per share:
Basic	$(0.31)	$(9.41)	$4.05	$(31.34)
Diluted	$(0.31)	$(9.41)	$3.79	$(31.34)

Weighted-average number of common shares outstanding:
Basic	9,195	9,081	9,178	8,696
Diluted	9,195	9,081	10,141	8,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)
Net income (loss) attributable to Nabors	$4,611	$(82,917)	$53,835	$(267,413)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	610	(698)	668	(830)
Pension liability amortization and adjustment	52	52	104	1,532
Other comprehensive income (loss), before tax	662	(646)	772	702
Income tax expense (benefit) related to items of other comprehensive income (loss)	12	12	24	24
Other comprehensive income (loss), net of tax	650	(658)	748	678
Comprehensive income (loss) attributable to Nabors	5,261	(83,575)	54,583	(266,735)
Comprehensive income (loss) attributable to noncontrolling interest	11,620	12,982	23,456	22,810
Comprehensive income (loss)	$16,881	$(70,593)	$78,039	$(243,925)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$77,291	$(244,603)
Adjustments to net income (loss):
Depreciation and amortization	322,729	326,374
Deferred income tax expense (benefit)	12,135	3,775
Impairments and other charges	5,318	—
Amortization of debt discount and deferred financing costs	4,239	6,029
Losses (gains) on debt buyback	(25,098)	(372)
Losses (gains) on long-lived assets, net	927	(3,522)
Losses (gains) on investments, net	(960)	518
Share-based compensation	8,321	7,829
Foreign currency transaction losses (gains), net	16,810	(3,178)
Mark-to-market (gain) loss on warrants	(52,466)	93,766
Noncontrolling interest	(23,456)	(22,810)
Other	98	150
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	27,461	(3,650)
Inventory	(24,125)	5,734
Other current assets	(5,595)	(10,445)
Other long-term assets	(6,373)	(819)
Trade accounts payable and accrued liabilities	(44,506)	(5,130)
Income taxes payable	1,896	(4,095)
Other long-term liabilities	27,870	16,599
Net cash provided by (used for) operating activities	322,516	162,150
Cash flows from investing activities:
Purchases of investments	(24,551)	(18,741)
Capital expenditures	(263,485)	(160,890)
Proceeds from sales of assets	5,050	16,431
Other	12	39
Net cash (used for) provided by investing activities	(282,974)	(163,161)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	250,000	—
Reduction in long-term debt	(292,853)	(109,965)
Debt issuance costs	(8,036)	(3,858)
Proceeds from revolving credit facilities	125,000	130,000
Reduction in revolving credit facilities	(125,000)	(590,000)
Proceeds from issuance of common shares, net of issuance costs	—	3,767
Payments for employee taxes on net settlement of equity awards	(7,079)	(4,523)
Dividends to common and preferred shareholders	(194)	(65)
Distributions to noncontrolling interest	(2,269)	(3,489)
Distribution of trust account for special purpose acquisition company	(186,933)	—
Other	—	(445)
Net cash (used for) provided by financing activities	(247,364)	(578,578)
Effect of exchange rate changes on cash and cash equivalents	(8,641)	1,431
Net increase (decrease) in cash and cash equivalents and restricted cash	(216,463)	(578,158)
Cash and cash equivalents and restricted cash, beginning of period	737,140	1,273,510
Cash and cash equivalents and restricted cash, end of period	$520,677	$695,352

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	451,025	991,471
Restricted cash, beginning of period	286,115	282,039
Cash and cash equivalents and restricted cash, beginning of period	$737,140	$1,273,510

Cash and cash equivalents, end of period	413,376	412,979
Restricted cash, end of period	107,301	282,373
Cash and cash equivalents and restricted cash, end of period	$520,677	$695,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated	Retained
	Common Shares		in Excess	Other	Earnings		Non-
		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of March 31, 2022	10,475	$523	$3,519,014	$(9,298)	$(1,664,512)	$(1,315,751)	$137,114	$667,090
Net income (loss)	—	—	—	—	(82,917)	—	12,982	(69,935)
PSU distribution equivalent rights	—	—	—	—	(55)	—	—	(55)
Warrant exercise, net of tax	27	—	5,475	—	—	—	—	5,475
Other comprehensive income (loss), net of tax	—	—	—	(658)	—	—	—	(658)
Share-based compensation	—	—	3,951	—	—	—	—	3,951
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(2,494)	(2,494)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(2,574)	—	—	(2,574)
Other	7	2	—	—	—	—	—	2
As of June 30, 2022	10,509	$525	$3,528,440	$(9,956)	$(1,750,058)	$(1,315,751)	$147,602	$600,802

As of March 31, 2023	10,630	$531	$3,533,240	$(10,940)	$(1,804,369)	$(1,315,751)	$179,671	$582,382
Net income (loss)	—	—	—	—	4,611	—	11,620	16,231
Other comprehensive income (loss), net of tax	—	—	—	650	—	—	—	650
Share-based compensation	7	—	4,341	—	—	—	—	4,341
Vesting of restricted stock awards, net of shares withheld for employee taxes	(2)	—	(6)	—	—	—	—	(6)
Deemed dividends to SPAC public shareholders	—	—	—	—	(2,220)	—	—	(2,220)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(2,269)	(2,269)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(7,436)	—	—	(7,436)
Other	—	—	(1)	—	—	—	—	(1)
As of June 30, 2023	10,635	$531	$3,537,574	$(10,290)	$(1,809,414)	$(1,315,751)	$189,022	$591,672

			Capital	Accumulated	Retained
	Common Shares		in Excess	Other	Earnings		Non-
		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of December 31, 2021	9,295	$466	$3,454,563	$(10,634)	$(1,537,988)	$(1,315,751)	$128,282	$718,938
Impact of adoption of ASU 2020-06 (Note 2)	—	—	(81,881)	—	60,701	—	—	(21,180)
As of January 1, 2022	9,295	466	3,372,682	(10,634)	(1,477,287)	(1,315,751)	128,282	697,758
Net income (loss)	—	—	—	—	(267,413)	—	22,810	(244,603)
PSU distribution equivalent rights	—	—	—	—	(64)	—	—	(64)
Warrant Exercise, net of tax	1,051	52	152,451	—	—	—	—	152,503
Other comprehensive income (loss), net of tax	—	—	—	678	—	—	—	678
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(3,490)	(3,490)
Share-based compensation	—	—	7,830	—	—	—	—	7,830
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(5,119)	—	—	(5,119)
Other	163	7	(4,523)	—	(175)	—	—	(4,691)
As of June 30, 2022	10,509	$525	$3,528,440	$(9,956)	$(1,750,058)	$(1,315,751)	$147,602	$600,802

As of December 31, 2022	10,505	$525	$3,536,373	$(11,038)	$(1,841,153)	$(1,315,751)	$167,835	$536,791
Net income (loss)	—	—	—	—	53,835	—	23,456	77,291
Other comprehensive income (loss), net of tax	—	—	—	748	—	—	—	748
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(2,269)	(2,269)
Vesting of restricted stock awards, net of shares withheld for employee taxes	(49)	(2)	(7,077)	—	—	—	—	(7,079)
Share-based compensation	179	8	8,313	—	—	—	—	8,321
Deemed dividends to SPAC public shareholders	—	—	—	—	(7,357)	—	—	(7,357)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(14,790)	—	—	(14,790)
Other	—	—	(35)	—	51	—	—	16
As of June 30, 2023	10,635	$531	$3,537,574	$(10,290)	$(1,809,414)	$(1,315,751)	$189,022	$591,672

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

With operations in over 15 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of June 30, 2023 included:

●	299 actively marketed rigs for land-based drilling operations in the United States and various countries throughout the world; and

●	29 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

The short- and long-term implications of the military hostilities between Russia and Ukraine, which began in early 2022, remain difficult to predict. We continue to actively monitor this dynamic situation. As of June 30, 2023, 1.0% of our property, plant and equipment, net was located in Russia. For the six months ending June 30, 2023, 1.2% of our operating revenues were from operations in Russia. We currently have no assets or operations in Ukraine.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “Commission”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly our financial position as of June 30, 2023 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the six months ended June 30, 2023 may not be indicative of results that will be realized for the full year ending December 31, 2023.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	June 30,	December 31,
	2023	2022

	(In thousands)
Raw materials	$136,481	$118,351
Work-in-progress	11,873	6,121
Finished goods	3,882	3,475
	$152,236	$127,947

Special Purpose Acquisition Company - NETC

Nabors Energy Transition Corp. (“NETC”) is a consolidated VIE that is included in the accompanying consolidated financial statements under the following captions:

Restricted cash held in trust

As part of the initial public offering of NETC and subsequent private placement warrant transactions, $281.5 million was deposited in an interest-bearing U.S. based trust account (“Trust Account”). At a special meeting held on May 11, 2023, $186.9 million was distributed from the Trust Account to NETC’s stockholders who exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As of June 30, 2023 and December 31, 2022, the Trust Account balance was $105.4 million and $284.8 million, respectively.

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

Redeemable noncontrolling interest in subsidiary

The company accounts for the non-controlling interest in NETC as subject to possible redemption in accordance with FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” NETC’s common stock features certain redemption rights, which are considered to be outside the company’s control and subject to occurrence of uncertain future events. Accordingly, the $105.3 million and $284.8 million of non-controlling interest subject to possible redemption is presented at full redemption value as temporary equity, outside of the stockholders’ equity section in the accompanying consolidated financial statements as of June 30, 2023 and December 31, 2022, respectively.

Nabors will recognize any future changes in redemption value immediately as they occur – i.e., adjusting the carrying amount of the instrument to its current redemption amount at each reporting period.

Business combination agreement

In February 2023, NETC entered into a definitive agreement for a business combination with Vast Solar Pty Ltd (“Vast”), a development-stage company specializing in the design and manufacturing of concentrated solar thermal power (CSP) systems. The agreement is subject to certain customary closing conditions, including that Vast meet a minimum cash requirement mandating that it hold at least $50 million at closing, after giving effect to transaction-related expenses and any redemptions by NETC’s public stockholders, of the non-controlling interest redeemable shares. Depending on the levels of redemption by public shareholders, it may be necessary to secure third-party private investment in public equity (“PIPE”) financing in order to meet the minimum cash requirement for closing. However, there can be no assurance third party financing will be available to NETC. The company continues to evaluate what the accounting treatment for its investment in NETC will be after the business combination is complete.

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

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, each with a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests which accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying condensed consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. As of June 30, 2023 and December 31, 2022, the amount included in redeemable noncontrolling interest was $408.6 million and $393.8 million, respectively. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet. In 2022 and 2021, SANAD settled approximately $20.6 million and $120 million, respectively, of the accrued interest from inception, by making cash payments to each partner for their respective amounts. The assets and liabilities included in the condensed balance sheet below are (a) assets that can either be used to settle obligations of the VIE or be made available in the future to the equity owners through dividends, distributions or in exchange of the redeemable ownership interests (upon mutual agreement of the owners) or (b) liabilities for which creditors do not have recourse to other assets of Nabors.

The condensed balance sheet of SANAD, as included in our condensed consolidated balance sheet, is presented below.

	June 30,	December 31,
	2023	2022

	(In thousands)
Assets:
Cash and cash equivalents	$271,185	$302,949
Accounts receivable	82,212	92,922
Other current assets	19,739	14,750
Property, plant and equipment, net	570,185	489,358
Other long-term assets	25,082	21,278
Total assets	$968,403	$921,257
Liabilities:
Accounts payable	$64,005	$62,409
Accrued liabilities	1,925	6,639
Other liabilities	36,653	36,312
Total liabilities	$102,583	$105,360

Note 4 Accounts Receivable Purchase and Sales Agreements

The Company entered into an accounts receivable sales agreement (the “A/R Sales Agreement”) and an accounts receivable purchase agreement (the “A/R Purchase Agreement,” and, together with the A/R Sales Agreement, the “A/R Agreements”). As part of the A/R Agreements, the Company continuously sells designated eligible pools of receivables as they are originated by it and certain U.S. subsidiaries to a separate, bankruptcy-remote, special purpose entity (“SPE”) pursuant to the A/R Sales Agreement. Pursuant to the A/R Purchase Agreement, the SPE in turn sells, transfers, conveys and assigns to unaffiliated third-party financial institutions (the “Purchasers”) all the rights, title and interest in and to its pool of eligible receivables (the “Eligible Receivables”). The sale of the Eligible Receivables qualifies for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing. During the period of this program, cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. The remaining receivables held by the SPE were pledged to secure the collectability of the sold Eligible Receivables. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection. The amount of receivables pledged as collateral as of June 30, 2023 and December 31, 2022 is approximately $52.8 million and $62.3 million, respectively.

In July 2021, we entered into the First Amendment to the A/R Purchase Agreement (the “First Amendment”), which reduced the commitments of the Purchasers from $250 million to $150 million and extended the term of the agreements by two years, to August 13, 2023.

In June 2022, we entered into the Third Amendment to the A/R Purchase Agreement which extended the term of the A/R Purchase Agreement to August 13, 2024 and increased the commitments of the Purchasers under the A/R Purchase Agreement from $150 million to $250 million. Subject to Purchaser approval, the commitments of the Purchasers may be increased to $300 million. The expiration of the agreement can be accelerated to October 17, 2023 if $88.5 million or more of the outstanding aggregate principal amount of the 0.75% Senior Exchangeable Notes remain outstanding and not refinanced as of such date.

The amount available for sale to the Purchasers under the A/R Purchase Agreement fluctuates over time based on the total amount of Eligible Receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of June 30, 2023, approximately $203.0 million had been sold to and as yet uncollected by the Purchasers. As of December 31, 2022, the corresponding number was approximately $208.0 million.

Note 5 Debt

Debt consisted of the following:

	June 30,	December 31,
	2023	2022

	(In thousands)
5.10% senior notes due September 2023 (1)	$—	$52,004
0.75% senior exchangeable notes due January 2024 (2)	159,327	177,005
5.75% senior notes due February 2025	474,092	474,092
9.00% senior priority guaranteed notes due February 2025	—	209,384
7.25% senior guaranteed notes due January 2026	557,902	557,902
7.375% senior priority guaranteed notes due May 2027	700,000	700,000
7.50% senior guaranteed notes due January 2028	389,609	389,609
1.75% senior exchangeable notes due June 2029	250,000	—
	$2,530,930	$2,559,996
Less: deferred financing costs	27,680	22,456
Long-term debt	$2,503,250	$2,537,540

(1)	The 5.10% senior notes due September 2023 were classified as long-term as of December 31, 2022, because we had the ability and intent to refinance these obligations utilizing our 2022 Credit Agreement.

(2)	The 0.75% senior exchangeable notes due January 2024 were classified as long-term as of June 30, 2023, because we had the ability and intent to refinance these obligations utilizing our 2022 Credit Agreement.

During the six months ended June 30, 2023, we repurchased $227.1 million aggregate principal amount of outstanding Nabors Delaware’s notes for approximately $233.1 million in cash, including principal, premium of $4.7 million and $1.9 million in accrued and unpaid interest. In connection with these repurchases, we recognized a $25.1 million gain for the six months ended June 30, 2023 which is included in Other, net in our condensed consolidated statement of income (loss). $24.6 million of the gain recognized was related to accrued interest for the 9.00% senior priority guaranteed notes due February 2025 accounted for in accordance with ASC 470-60, Troubled Debt Restructuring by Debtors. In addition, the remaining balance of the 5.10% senior notes due September 2023 of $52.1 million was fully redeemed in June 2023.

1.75% Senior Exchangeable Notes Due June 2029

In February 2023, Nabors Delaware issued $250.0 million in aggregate principal amount of 1.75% senior exchangeable notes due 2029, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 1.75% per year payable semiannually on June 15 and December 15 of each year, beginning on December 15, 2023. As of June 30, 2023, there was $250.0 million in aggregate principal amount that remained outstanding.

The 1.75% exchangeable notes are exchangeable, only under certain conditions, at an exchange rate of 4.7056 common shares of Nabors per $1,000 principal amount of exchangeable notes (equivalent to an exchange price of approximately $212.51 per common share). Upon any exchange, Nabors will settle its exchange obligation in cash, common shares of Nabors, or a combination of cash and common shares, at our election. The 1.75% exchangeable notes are redeemable, in whole or in part, at our option at any time on or after June 15, 2026 only if the last reported sale price per common shares exceed 130% of the exchange price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading days immediately before the date of the related redemption notice; and (2) the trading day immediately before we send such notice, at a cash redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. If a “fundamental change” (as defined in the Indenture) occurs, subject to certain conditions, holders may require us to repurchase for cash any or all of their 1.75% exchangeable notes at a repurchase price equal to 100% of the principal amount of the 1.75% exchangeable notes to be repurchased, plus accrued and unpaid interest. Based on our assessment of the features of the 1.75% exchangeable notes, it was determined that there are features that need to be assessed for bifurcation as a derivative. As part of the assessment, the features were either not required to be bifurcated based on accounting guidance or would have no value if bifurcated.

0.75% Senior Exchangeable Notes Due January 2024

In January 2017, Nabors Delaware issued $575.0 million in aggregate principal amount of 0.75% exchangeable senior unsecured notes due 2024, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 0.75% per year payable semiannually on January 15 and July 15 of each year, beginning on July 15, 2017. As of June 30, 2023 and December 31, 2022, there was approximately $159.3 million and $177.0 million in aggregate principal amount that remained outstanding, respectively.

The 0.75% exchangeable notes are currently exchangeable, under certain conditions, at an exchange rate of .8018 common shares of Nabors per $1,000 principal amount of 0.75% exchangeable notes (equivalent to an exchange price of approximately $1,247.19 per common share). Upon any exchange, as a result of an amendment to the notes, Nabors Delaware will settle its exchange obligation in cash. If a “fundamental change” (as defined in the Indenture) occurs, subject to certain conditions, holders may require us to repurchase for cash any or all of their 0.75% exchangeable notes at a repurchase price equal to 100% of the principal amount of the 0.75% exchangeable notes to be repurchased, plus accrued and unpaid interest. The 0.75% exchangeable notes were originally bifurcated for accounting purposes into debt and equity components of $411.2 million and $163.8 million, respectively, based on the terms of the notes and the relative fair value at the issuance date. The adoption of ASU 2020-06 effective January 1, 2022 resulted in a pre-tax adjustment of $27.5 million to eliminate the remaining unamortized debt discount.

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

The 2022 Credit Agreement permits the incurrence of additional indebtedness secured by liens, which may include liens on the collateral securing the facility, in an amount up to $150.0 million as well as a grower basket for term loans in an amount not to exceed $100.0 million secured by liens not on the collateral. The Company is required to maintain an interest coverage ratio (EBITDA/interest expense), which increases on a quarterly basis, and a minimum guarantor value, requiring the guarantors (other than the Company) and their subsidiaries to own at least 90% of the consolidated property, plant and equipment of the Company. The facility matures on the earlier of (a) January 21, 2026 and (b) (i) to the extent any principal amount of Nabors Delaware’s existing 5.75% senior notes due 2025 remains outstanding on the date that is 90 days prior to the applicable maturity date for such indebtedness, then such 90th day or (ii) to the extent 50% or more of the outstanding (as of the closing date) aggregate principal amount of the 0.75% senior exchangeable notes due 2024 remains outstanding and not refinanced or defeased on the date that is 90 days prior to the maturity date for such indebtedness, then such 90th day.

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

As of June 30, 2023, we had no borrowings outstanding under our 2022 Credit Agreement. The weighted average interest rate on borrowings under the 2022 Credit Agreement at June 30, 2023 was 7.77%. In order to make any future borrowings under the 2022 Credit Agreement, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios. We had $66.4 million of letters of credit outstanding under the 2022 Credit Agreement as of June 30, 2023.

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

Note 6 Shareholders’ Equity

Common share warrants

On May 27, 2021, the Board declared a distribution of warrants to purchase its common shares (the “Warrants”) to holders of the Company’s common shares. Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3.2 million Warrants on June 11, 2021 to shareholders of record as of June 4, 2021. As of June 30, 2023, 2.5 million Warrants remain outstanding and 1.1 million common shares have been issued as a result of exercises of Warrants.

Each Warrant represents the right to purchase one common share at an initial exercise price of $166.66667 per Warrant, subject to certain adjustments (the “Exercise Price”). Payment of the exercise price may be in (a) cash or (b)“Designated Notes,” which the Company initially defined as (x) Nabors Delaware’s (i) 5.10% Notes due 2023, (ii) 0.75% Exchangeable Notes due 2024, (iii) 5.75% Notes due 2025 and (y) the Company’s 7.25% Notes due 2026, subject to compliance with applicable procedures with respect to the delivery of the Warrants and Designated Notes. Effective March 21, 2022, the 0.75% Exchangeable Notes due 2024 were removed from the list of Designated Notes and in June 2023, the remaining balance of the 5.10% Notes due 2023 was fully redeemed. The Exercise Price and the number of common shares issuable upon exercise are subject to anti-dilution adjustments, including for share dividends, splits, subdivisions, spin-offs, consolidations, reclassifications, combinations, noncash distributions, cash dividends (other than regular quarterly cash dividends not exceeding a permitted threshold amount), certain pro rata shares repurchases, and similar transactions, including certain issuances of common shares (or securities exercisable or convertible into or exchangeable for common shares) at a price (or having a conversion price) that is less than 95% of the market price of the common shares. The Warrants expire on June 11, 2026, but the expiration date may be accelerated at any time by the Company upon 20-days’ prior notice. The Warrants are traded on the over-the-counter market.

The Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the Warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. On June 30, 2023 and December 31, 2022, the fair value of the Warrants was approximately $28.4 million and $80.9 million, respectively. During the three and six months ended June 30, 2023, approximately $17.9 million and $52.2 million of gain has been recognized for the change in the liability and included in Other, net in our consolidated statements of income (loss), respectively. During the three and six months ended June 30, 2022, approximately $23.8 million and $97.0 million of loss has been recognized for the change in the liability and included in Other, net in our consolidated statements of income (loss), respectively.

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

Recurring Fair Value Measurements

Our financial assets that are accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 consisted of short-term investments and restricted cash held in trust. During the six months ended June 30, 2023, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2023 and 2022, our restricted cash held in trust was carried at fair market value and totaled $105.4 million and $284.8 million, respectively, and consisted of Level 1 measurements. No material Level 2 or Level 3 measurements existed for our financial assets for any of the periods presented.

Our financial liabilities that are accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 consisted of the Warrants and are included in other long-term liabilities in the accompanying consolidated financial statements. As of June 30, 2023 and December 31, 2022, the Warrants were carried at fair market value using their trading price and totaled $28.4 million and $80.9 million, respectively.

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

	June 30, 2023		December 31, 2022

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
5.10% senior notes due September 2023	$—	$—	$52,004	$51,354
0.75% senior exchangeable notes due January 2024	159,327	154,536	177,005	164,898
5.75% senior notes due February 2025	474,092	459,528	474,092	454,773
9.00% senior priority guaranteed notes due February 2025	—	—	209,384	213,507
7.25% senior guaranteed notes due January 2026	557,902	522,101	557,902	529,432
7.375% senior priority guaranteed notes due May 2027	700,000	666,708	700,000	686,686
7.50% senior guaranteed notes due January 2028	389,609	342,236	389,609	354,400
1.75% senior exchangeable notes due June 2029	250,000	189,265	—	—
	$2,530,930	$2,334,375	$2,559,996	$2,455,050
Less: deferred financing costs	27,680		22,456
	$2,503,250		$2,537,540

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

In March 2011, the Court of Ouargla entered a judgment of approximately $20.9 million (at June 30, 2023 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We appealed this decision again to the Supreme Court, which again overturned the appeals court’s decision. The case was moved back to the court of appeals, which, once again, reinstated the verdict, failing to abide by the Supreme Court’s ruling. Accordingly, we are appealing once more to the Supreme Court to try to get a final ruling on the matter. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $12.9 million in excess of amounts accrued.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2023	2024	2025	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$11,936	28,522	60	9,544	$50,062

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss), net of tax	$16,231	$(69,935)	$77,291	$(244,603)
Less: net (income) loss attributable to noncontrolling interest	(11,620)	(12,982)	(23,456)	(22,810)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(7,436)	(2,574)	(14,790)	(5,119)
Less: distributed and undistributed earnings allocated to unvested shareholders	—	—	(1,869)	—
Numerator for basic earnings per share:
Adjusted income (loss), net of tax - basic	$(2,825)	$(85,491)	$37,176	$(272,532)

Weighted-average number of shares outstanding - basic	9,195	9,081	9,178	8,696
Earnings (losses) per share:
Total Basic	$(0.31)	$(9.41)	$4.05	$(31.34)
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(2,825)	$(85,491)	$37,176	$(272,532)
Add: after tax interest expense of convertible notes	—	—	1,272	—
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—	10	—
Adjusted income (loss), net of tax - diluted	$(2,825)	$(85,491)	$38,458	$(272,532)

Weighted-average number of shares outstanding - basic	9,195	9,081	9,178	8,696
Add: if converted dilutive effect of convertible notes	—	—	918	—
Add: dilutive effect of potential common shares	—	—	45	—
Weighted-average number of shares outstanding - diluted	9,195	9,081	10,141	8,696
Earnings (losses) per share:
Total Diluted	$(0.31)	$(9.41)	$3.79	$(31.34)

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

The average number of shares from options and shares related to outstanding Warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Potentially dilutive securities excluded as anti-dilutive	3,401	3,368	3,390	3,369

Additionally, for the three months ended June 30, 2023, we excluded 1.2 million common shares from the computation of diluted shares related to the conversion of the 1.75% senior exchangeable notes due June 2029, because their effect would be anti-dilutive under the if-converted method.

Note 10 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	June 30,	December 31,
	2023	2022

	(In thousands)
Accrued compensation	$49,313	$64,926
Deferred revenue	32,798	37,808
Other taxes payable	29,428	39,621
Workers’ compensation liabilities	6,588	6,588
Interest payable	53,628	69,174
Litigation reserves	26,964	18,681
Other accrued liabilities	7,504	10,777
	$206,223	$247,575

Investment income (loss) includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Interest and dividend income	$11,019	$1,324	$20,532	$1,721
Gains (losses) on marketable securities	724	(502)	1,077	(736)
	$11,743	$822	$21,609	$985

Other, net included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$592	$(3,597)	$928	$(3,521)
Energy transition initiatives	620	—	7,720	—
Warrant and derivative valuation	(17,901)	21,981	(52,215)	93,733
Litigation expenses and reserves	4,552	5,016	7,155	8,128
Foreign currency transaction losses (gains)	10,355	(7,391)	16,809	(3,177)
(Gain) loss on debt buyback	(242)	(2,013)	(25,098)	(1,977)
Other losses (gains)	249	532	551	1,743
	$(1,775)	$14,528	$(44,150)	$94,929

The changes in accumulated other comprehensive income (loss), by component, included the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2022	$2	$(5,356)	$(5,280)	$(10,634)
Other comprehensive income (loss) before reclassifications	—	1,428	(830)	598
Amounts reclassified from accumulated other comprehensive income (loss)	—	80	—	80
Net other comprehensive income (loss)	—	1,508	(830)	678
As of June 30, 2022	$2	$(3,848)	$(6,110)	$(9,956)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2023	$2	$(3,767)	$(7,273)	$(11,038)
Other comprehensive income (loss) before reclassifications	—	—	668	668
Amounts reclassified from accumulated other comprehensive income (loss)	—	80	—	80
Net other comprehensive income (loss)	—	80	668	748
As of June 30, 2023	$2	$(3,687)	$(6,605)	$(10,290)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
General and administrative expenses	$52	$52	$104	$104
Total income (loss) before income tax	(52)	(52)	(104)	(104)
Tax expense (benefit)	(12)	(12)	(24)	(24)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(40)	$(40)	$(80)	$(80)

Note 11 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Operating revenues:
U.S. Drilling	$314,830	$253,008	$665,482	$470,591
International Drilling	337,650	296,320	657,698	575,350
Drilling Solutions	76,855	55,879	151,898	110,061
Rig Technologies	63,565	45,094	122,044	81,830
Other reconciling items (1)	(25,833)	(19,358)	(50,916)	(38,350)
Total	$767,067	$630,943	$1,546,206	$1,199,482

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$75,408	$8,288	$161,277	$2,437
International Drilling	10,407	4,605	12,364	(1,722)
Drilling Solutions	28,351	18,260	55,489	32,969
Rig Technologies	5,052	2,127	8,746	(624)
Total segment adjusted operating income (loss)	$119,218	$33,280	$237,876	$33,060

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss):
Net income (loss)	$16,231	$(69,935)	$77,291	$(244,603)
Income tax expense (benefit)	26,448	9,353	49,463	23,024
Income (loss) before income taxes	$42,679	$(60,582)	126,754	$(221,579)
Investment (income) loss	(11,743)	(822)	(21,609)	(985)
Interest expense	46,164	42,899	91,305	89,809
Other, net	(1,775)	14,528	(44,150)	94,929
Other reconciling items (3)	43,893	37,257	85,576	70,886
Total segment adjusted operating income (loss) (2)	$119,218	$33,280	$237,876	$33,060

	June 30,	December 31,
	2023	2022

	(In thousands)
Total assets:
U.S. Drilling	$1,303,902	$1,389,459
International Drilling	2,239,643	2,273,766
Drilling Solutions	73,519	63,652
Rig Technologies	239,468	207,345
Other reconciling items (3)	606,735	795,632
Total	$4,463,267	$4,729,854
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment.

(2)	Adjusted operating income (loss) represents income (loss) before income taxes, interest expense, investment income (loss), and other, net. Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation from net income (loss) is provided in the above table.

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	June 30, 2023

	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$272,909	$—	$51,157	$31,654	$—	$355,720
U.S. Offshore Gulf of Mexico	32,316	—	3,123	—	—	35,439
Alaska	9,605	—	531	—	—	10,136
Canada	—	—	312	2,144	—	2,456
Middle East & Asia	—	238,276	11,770	25,032	—	275,078
Latin America	—	83,583	9,490	2,199	—	95,272
Europe, Africa & CIS	—	15,791	472	2,536	—	18,799
Eliminations & other	—	—	—	—	(25,833)	(25,833)
Total	$314,830	$337,650	$76,855	$63,565	$(25,833)	$767,067

	Six Months Ended
	June 30, 2023
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$579,027	$—	$102,941	$64,615	$—	$746,583
U.S. Offshore Gulf of Mexico	63,976	—	5,956	—	—	69,932
Alaska	22,479	—	981	—	—	23,460
Canada	—	—	670	4,013	—	4,683
Middle East & Asia	—	461,228	22,038	42,758	—	526,024
Latin America	—	164,634	18,560	4,514	—	187,708
Europe, Africa & CIS	—	31,836	752	6,144	—	38,732
Eliminations & other	—	—	—	—	(50,916)	(50,916)
Total	$665,482	$657,698	$151,898	$122,044	$(50,916)	$1,546,206

	Three Months Ended
	June 30, 2022

	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$207,685	$—	$35,909	$27,707	$—	$271,301
U.S. Offshore Gulf of Mexico	29,933	—	2,366	—	—	32,299
Alaska	15,390	—	478	—	—	15,868
Canada	—	—	341	1,240	—	1,581
Middle East & Asia	—	195,437	9,449	13,007	—	217,893
Latin America	—	78,605	7,063	—	—	85,668
Europe, Africa & CIS	—	22,278	273	3,140	—	25,691
Eliminations & other	—	—	—	—	(19,358)	(19,358)
Total	$253,008	$296,320	$55,879	$45,094	$(19,358)	$630,943

	Six Months Ended
	June 30, 2022
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$380,483	$—	$69,970	$50,398	$—	$500,851
U.S. Offshore Gulf of Mexico	60,373	—	5,603	—	—	65,976
Alaska	29,735	—	754	—	—	30,489
Canada	—	—	777	2,219	—	2,996
Middle East & Asia	—	386,134	19,474	23,805	—	429,413
Latin America	—	147,500	12,990	—	—	160,490
Europe, Africa & CIS	—	41,716	493	5,408	—	47,617
Eliminations & other	—	—	—	—	(38,350)	(38,350)
Total	$470,591	$575,350	$110,061	$81,830	$(38,350)	$1,199,482

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In millions)
As of December 31, 2022	$401.9	$23.6	$0.1	$29.2	$3.2
As of June 30, 2023	$346.1	$25.2	$2.6	$26.3	$4.3

Approximately 90% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2023, of which 54% was recognized during the six months ended June 30, 2023, and 10% is expected to be recognized during 2024.

Additionally, 98% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2023, of which 62% was recognized during the six months ended June 30, 2023, and 2% is expected to be recognized during 2024. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

Note 13 Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except as discussed below.

In July 2023, Nabors Energy Transition Corporation II (“NETC II”), a special purpose acquisition company, commonly referred to as a “SPAC”, co-sponsored by Nabors and Greens Road Energy LLC, completed its initial public offering of 30,500,000 units at $10.00 per unit, generating gross proceeds of approximately $305.0 million. Greens Road Energy II LLC is owned by certain members of Nabors’ management team. Simultaneously with the closing of the IPO, NETC II completed the private sale of an aggregate of 9,540,000 warrants for an aggregate value of $9.5 million, of which 4,348,000 warrants were purchased by related parties including certain Nabors officers and employees, with the remainder being purchased by a subsidiary of Nabors. NETC II was formed for the sole purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses with significant growth potential and to create value by supporting the company in the public markets. NETC II intends to identify solutions, opportunities, companies or technologies that focus on advancing the energy transition; specifically ones that facilitate, improve or complement the reduction of carbon or greenhouse gas emissions while satisfying growing energy consumption across markets globally.

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

You should consider the following key factors when evaluating these forward-looking statements:

●	geopolitical events, pandemics (including COVID-19) and other macro-events and their respective and collective impact on our operations as well as oil and gas markets and prices;

●	fluctuations and volatility in worldwide prices of and demand for oil and natural gas;

●	fluctuations in levels of oil and natural gas exploration and development activities;

●	fluctuations in the demand for our services;

●	competitive and technological changes and other developments in the oil and gas and oilfield services industries;

●	our ability to renew customer contracts in order to maintain competitiveness;

●	the existence of operating risks inherent in the oil and gas and oilfield services industries;

●	the possibility of the loss of one or a number of our large customers;

●	the impact of long-term indebtedness and other financial commitments on our financial and operating flexibility;

●	our access to, and the cost of, capital, including the impact of a downgrade in our credit rating, covenant restrictions, availability under our secured revolving credit facility, future issuances of debt or equity securities and the global interest rate environment;

●	our dependence on our operating subsidiaries and investments to meet our financial obligations;

●	our ability to retain skilled employees;

●	our ability to complete, and realize the expected benefits of, strategic transactions;

●	changes in tax laws and the possibility of changes in other laws and regulations;

●	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in any of the countries in which we do business;

●	global views on and the regulatory environment related to energy transition and our ability to implement our energy transition initiatives;

●	the possibility of changes to U.S. trade policies and regulations including the imposition of trade embargoes, sanctions or tariffs; and

●	general economic conditions, including the capital and credit markets.

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

During 2022, global oilfield activity substantially returned to pre-COVID levels. Since late 2022, global energy commodity markets have experienced higher levels of volatility, in part due to the disruptions and effects of the war in Ukraine. In the U.S., operators generally reacted to the conflict by reducing their drilling activity. Recent production actions announced by certain large international oil producers have been supportive of both oil prices and oil-focused activity broadly. Natural gas prices, particularly in the United States, have declined significantly since the third quarter of 2022. At current natural gas prices, certain U.S. operators have reduced activity. The completion of several large liquified natural gas terminals currently under construction on the U.S. Gulf Coast could lead to greater demand for natural gas, and in turn, related oilfield services.

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

NETC Merger Agreement

In February 2023, NETC entered into a definitive agreement for a business combination with Vast, a development-stage company specializing in the design and manufacturing of concentrated solar thermal power (CSP) systems. The agreement is subject to certain customary closing conditions, including that Vast meet a minimum cash requirement mandating that it hold at least $50 million at closing, after giving effect to transaction-related expenses and any redemptions by NETC’s public stockholders, of the non-controlling interest redeemable shares. Depending on the levels of redemption by public shareholders, it may be necessary to secure third-party PIPE financing in order to meet the minimum cash requirement for closing. However, there can be no assurance third party financing will be available to NETC.

Nabors Energy Transition Corporation II

In July 2023, NETC II, a special purpose acquisition company, commonly referred to as a “SPAC”, co-sponsored by Nabors and Greens Road Energy II LLC, completed its initial public offering of 30,500,000 units at $10.00 per unit, generating gross proceeds of approximately $305.0 million. Greens Road Energy II LLC is owned by certain members of Nabors’ management team. Simultaneously with the closing of the IPO, NETC II completed the private sale of an aggregate of 9,540,000 warrants for an aggregate value of $9.5 million, of which 4,348,000 warrants were purchased by related parties including certain Nabors officers and employees, with the remainder being purchased by a subsidiary of Nabors. NETC II was formed for the sole purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses with significant growth potential and to create value by supporting the company in the public markets. NETC II intends to identify solutions, opportunities, companies or technologies that focus on advancing the energy transition; specifically ones that facilitate, improve or complement the reduction of carbon or greenhouse gas emissions while satisfying growing energy consumption across markets globally.

Comparison of the three months ended June 30, 2023 and 2022

Operating revenues for the three months ended June 30, 2023 totaled $767.1 million, representing an increase of $136.1 million, or 22%, compared to the three months ended June 30, 2022. All of our operating segments experienced an increase in operating revenues over this period. For a more detailed description of operating results, see Segment Results of Operations below.

Net income attributable to Nabors totaled $4.6 million ($0.31 loss per diluted share) for the three months ended June 30, 2023 compared to a net loss attributable to Nabors of $82.9 million ($9.41 loss per diluted share) for the three months ended June 30, 2022, or a $87.5 million increase in net income. The increase in net income is attributable to improved market conditions, which has resulted in an increase of approximately $85.9 million in adjusted operating income across all of our segments from the prior year. In addition, gains related to mark-to-market activity for the common share warrants contributed approximately $41.7 million to the increase in net income. These increases were partially offset by an increase of $17.7 million in foreign currency transaction losses from the prior year. See Other Financial Information —Other, net below for additional discussion.

General and administrative expenses for the three months ended June 30, 2023 totaled $63.2 million, representing an increase of $5.1 million, or 9%, compared to the three months ended June 30, 2022. This is reflective of increases in workforce costs and general operating costs as market conditions have improved and operating levels have increased.

Research and engineering expenses for the three months ended June 30, 2023 totaled $13.3 million, representing an increase of $2.3 million, or 21%, compared to the three months ended June 30, 2022. This is primarily reflective of an increase in research and development activities, along with increased engineering support costs for the higher general operating activity levels as market conditions have improved.

Depreciation and amortization expense for the three months ended June 30, 2023 was $159.7 million, representing a decrease of $2.3 million, or 1%, compared to the three months ended June 30, 2022. The decrease is a result of the limited capital expenditures over recent years coupled with a higher amount of older assets reaching the end of their useful lives.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	June 30,
	2023	2022	Increase/(Decrease)

U.S. Drilling
Operating revenues	$314,830	$253,008	$61,822	24%
Adjusted operating income (loss) (1)	$75,408	$8,288	$67,120	810%
Average rigs working (2)	88.6	96.4	(7.8)	(8)%

International Drilling
Operating revenues	$337,650	$296,320	$41,330	14%
Adjusted operating income (loss) (1)	$10,407	$4,605	$5,802	126%
Average rigs working (2)	77.1	74.3	2.8	4%

Drilling Solutions
Operating revenues	$76,855	$55,879	$20,976	38%
Adjusted operating income (loss) (1)	$28,351	$18,260	$10,091	55%

Rig Technologies
Operating revenues	$63,565	$45,094	$18,471	41%
Adjusted operating income (loss) (1)	$5,052	$2,127	$2,925	138%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 11—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment increased by $61.8 million or 24% during the three months ended June 30, 2023 compared to the corresponding period in 2022. The increase is primarily attributable to an increase in day rates, as pricing for our services have improved since the second quarter of 2022. Adjusted operating income increased by $67.1 million. While operating costs were higher due to the higher levels of rig activity, the component of the revenue increase driven by the day rates contributed directly to the increase in adjusted operating income. Also, depreciation was slightly lower due to the limited capital expenditures over recent years.

International Drilling

Operating revenues for our International Drilling segment during the three months ended June 30, 2023 increased by $41.3 million or 14% compared to the corresponding prior year period. This increase was due to a 4% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our drilling services have increased since the prior year. The increase is also attributable to an increase in day rates, as pricing for our services has improved since the second quarter of 2022.

Drilling Solutions

Operating revenues for this segment increased by $21.0 million or 38% during the three months ended June 30, 2023 compared to the corresponding period in 2022 as market conditions and demand for our services have improved.

Rig Technologies

Operating revenues for our Rig Technologies segment increased by $18.5 million or 41% during the three months ended June 30, 2023 compared to the corresponding period as market conditions and demand for our services have improved since the prior year.

Other Financial Information

Interest expense

Interest expense for the three months ended June 30, 2023 was $46.2 million, representing an increase of $3.3 million, or 8%, compared to three months ended June 30, 2022. The increase was primarily due to an increase in our effective interest rate levels on our outstanding debt throughout the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Other, net

Other, net for the three months ended June 30, 2023 was a gain of $1.8 million compared to $14.5 million loss for the three months ended June 30, 2022 representing a $16.3 million increase in income. During the three months ended June 30, 2023, $17.9 million of gain was recognized related to mark-to-market activity for the common share warrants offset by $10.4 million in foreign currency transaction losses and $4.6 million in litigation expenses. In comparison, the amount during the three months ended June 30, 2022 primarily consisted of a loss of $22.0 million recognized related to mark-to-market activity for the common share warrants, partially offset by $7.4 million in foreign currency gains.

Income tax

Our worldwide tax expense for the three months ended June 30, 2023 was $26.4 million compared to $9.4 million for the three months ended June 30, 2022. The increase in tax expense was primarily attributable to the change in amount and geographic mix of our pre-tax earnings (losses).

Comparison of the six months ended June 30, 2023 and 2022

Operating revenues for the six months ended June 30, 2023 totaled $1.5 billion, representing an increase of $346.7 million, or 29%, compared to the six months ended June 30, 2022. All of our operating segments experienced an increase in operating revenues over this period. For a more detailed description of operating results, see Segment Results of Operations below.

Net income attributable to Nabors totaled $53.8 million ($3.79 per diluted share) for the six months ended June 30, 2023 compared to a net loss attributable to Nabors of $267.4 million ($31.34 per diluted share) for the six months ended June 30, 2022, or a $321.2 million increase in net income. The increase in net income is attributable to improved market conditions, which has resulted in an increase of approximately $204.8 million in adjusted operating income across all of our segments from the prior year. In addition, gains related to mark-to-market activity for the common share warrants and debt buybacks during the six months ended June 30, 2023 contributed approximately $172.3 million to the increase in net income. See Other Financial Information —Other, net below for additional discussion.

General and administrative expenses for the six months ended June 30, 2023 totaled $125.0 million, representing an increase of $13.2 million, or 12%, compared to the six months ended June 30, 2022. This is reflective of increases in workforce costs and general operating costs as market conditions have improved and operating levels have increased.

Research and engineering expenses for the six months ended June 30, 2023 totaled $28.4 million, representing an increase of $5.7 million, or 25%, compared to the six months ended June 30, 2022. This is primarily reflective of an increase in research and development activities, along with increased engineering support costs for the higher general operating activity levels, as market conditions have improved.

Depreciation and amortization expense for the six months ended June 30, 2023 was $322.7 million, representing a decrease of $3.6 million, or 1%, compared to the six months ended June 30, 2022. The decrease is a result of the limited capital expenditures over recent years coupled with a higher amount of older assets reaching the end of their useful lives.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Six Months Ended
	June 30,
	2023	2022	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$665,482	$470,591	$194,891	41%
Adjusted operating income (loss) (1)	$161,277	$2,437	$158,840	n/m (3)
Average rigs working (2)	94.4	93.3	1.1	1%

International Drilling
Operating revenues	$657,698	$575,350	$82,348	14%
Adjusted operating income (loss) (1)	$12,364	$(1,722)	$14,086	818%
Average rigs working (2)	76.8	73.2	3.6	5%

Drilling Solutions
Operating revenues	$151,898	$110,061	$41,837	38%
Adjusted operating income (loss) (1)	$55,489	$32,969	$22,520	68%

Rig Technologies
Operating revenues	$122,044	$81,830	$40,214	49%
Adjusted operating income (loss) (1)	$8,746	$(624)	$9,370	n/m (3)

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 11—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

(3)	The percentage is so large that it is not meaningful.

U.S. Drilling

Operating revenues for our U.S. Drilling segment increased by $194.9 million or 41% during the six months ended June 30, 2023 compared to the corresponding period in 2022. The increase is primarily attributable to an increase in day rates, as pricing for our services has improved. Adjusted operating income increased by $158.8 million. While operating costs were higher due to the higher levels of rig activity, the component of the revenue increase driven by the day rates contributed directly to the increase in adjusted operating income. Also, depreciation was lower due to the limited capital expenditures over recent years.

International Drilling

Operating revenues for our International Drilling segment during the six months ended June 30, 2023 increased by $82.3 million or 14% compared to the corresponding prior year period. The increase is attributable to an increase in day rates, as pricing for our services has improved and a 5% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our drilling services have increased since the prior year.

Drilling Solutions

Operating revenues for this segment increased by $41.8 million or 38% during the six months ended June 30, 2023 compared to the corresponding period in 2022 as market conditions and demand for our services have rebounded and drilling activity has increased since the prior year as evidenced by our U.S. Drilling and International Drilling average rigs working increasing 1% and 5%, respectively.

Rig Technologies

Operating revenues for our Rig Technologies segment increased by $40.2 million or 49% during the six months ended June 30, 2023 compared to the corresponding period as market conditions and demand for our services have improved since the prior year.

Other Financial Information

Interest expense

Interest expense for the six months ended June 30, 2023 was $91.3 million, representing an increase of $1.5 million, or 2%, compared to six months ended June 30, 2022. The increase was primarily due to an increase in our effective interest rate levels on our outstanding debt throughout the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Other, net

Other, net for the six months ended June 30, 2023 was a gain of $44.2 million compared to $94.9 million loss for the six months ended June 30, 2022 representing a $139.1 million increase in income. During the six months ended June 30, 2023, $52.2 million of gain was recognized related to mark-to-market activity for the common share warrants and $25.1 million of gain was recognized for debt buybacks offset by $16.8 million in foreign currency transaction losses, $7.7 million in costs related to energy transition initiatives and $7.2 million in litigation expenses. In comparison, the amount during the six months ended June 30, 2022 primarily consisted of a loss of $93.7 million recognized related to mark-to-market activity for the common share warrants. In addition, there were $3.2 million in foreign currency gains, $3.5 million related to net gains on sales and disposals of assets and an increase of $8.1 million in litigation reserves.

Income tax

Our worldwide tax expense for the six months ended June 30, 2023 was $49.5 million compared to $23.0 million for the six months ended June 30, 2022. The increase in tax expense was primarily attributable to the change in amount and geographic mix of our pre-tax earnings (losses).

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and cash generated from operations. As of June 30, 2023, we had cash and short-term investments of $429.1 million and working capital of $433.9 million. As of December 31, 2022, we had cash and short-term investments of $452.3 million and working capital of $404.2 million.

On June 30, 2023, we had no borrowings outstanding under the 2022 Credit Agreement, which has a total borrowing capacity of $350.0 million. We had $66.4 million of letters of credit outstanding under the 2022 Credit Agreement as of June 30, 2023.

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

The facility matures on the earlier of (a) January 21, 2026 and (b) (i) to the extent any principal amount of Nabors Delaware’s existing 5.75% senior notes due 2025 remains outstanding on the date that is 90 days prior to the applicable maturity date for such indebtedness, then such 90th day or (ii) to the extent 50% or more of the outstanding (as of the closing date) aggregate principal amount of the 0.75% senior exchangeable notes due 2024 remains outstanding and not refinanced or defeased on the date that is 90 days prior to the maturity date for such indebtedness, then such 90th day.

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

We had 18 letter-of-credit facilities with various banks as of June 30, 2023. Availability under these facilities as of June 30, 2023 was as follows:

June 30,
2023
(In thousands)
Credit available	$661,816
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	79,268
Remaining availability	$582,548

Accounts Receivable Purchase and Sales Agreements

On September 13, 2019, we entered into an accounts receivables sales agreement (the “A/R Sales Agreement”) and an accounts receivables purchase agreement (the “A/R Purchase Agreement” and, together with the A/R Sales Agreement, the “A/R Agreements”), whereby the originators, all of whom are our subsidiaries, sold or contributed, and will on an ongoing basis continue to sell or contribute, certain of their domestic trade accounts receivables to a wholly-

owned, bankruptcy-remote special purpose entity (“SPE”). The SPE in turn, sells, transfers, conveys and assigns to third-party financial institutions (“Purchasers”), all the rights, title and interest in and to its pool of eligible receivables.

On July 13, 2021, we entered into the First Amendment to the A/R Purchase Agreement which, among other things, reduced the commitments of the third-party financial institutions (the “Purchasers”) from $250 million to $150 million.

On June 27, 2022, we entered into the Third Amendment to the A/R Purchase Agreement which extended the term of the Purchase Agreement to August 13, 2024 and increased the commitments of the Purchasers from $150 million to $250 million. Subject to Purchaser approval, the A/R Purchase Agreement allows for purchase commitments to be increased to $300 million. The expiration of the A/R Purchase Agreement can be accelerated to October 17, 2023 if 50% or more of the outstanding aggregate principal amount of the 0.75% Senior Exchangeable Notes remain outstanding and not refinanced as of such date.

The amount available for purchase under the A/R Agreements fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreements is approximately $250.0 million and the amount of receivables purchased by the third-party Purchasers as of June 30, 2023 was $203.0 million.

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

Purchase commitments outstanding at June 30, 2023 totaled approximately $352.6 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included below under “Off-Balance Sheet Arrangements (Including Guarantees).”

There have been no material changes to the contractual cash obligations that were included in our 2022 Annual Report.

On August 25, 2015, our Board authorized a share repurchase program (the “program”) under which we may repurchase, from time to time, up to $400.0 million of our common shares by various means, including in the open market or in privately negotiated transactions. Authorization for the program, which was renewed in February 2019, does not have an expiration date and does not obligate us to repurchase any of our common shares. Since establishing the program, we have repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting and other rights as other outstanding shares. As of June 30, 2023, the remaining amount authorized under the program that may be used to purchase shares was $278.9 million. As of June 30, 2023, our subsidiaries held 1.1 million of our common shares.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the six months ended June 30, 2023 and 2022 below.

Operating Activities. Net cash provided by operating activities totaled $322.5 million during the six months ended June 30, 2023, compared to net cash provided of $162.2 million during the corresponding 2022 period. Operating cash flows are our primary source of capital and liquidity. Cash from operating results (before working capital changes) was $345.9 million for the six months ended June 30, 2023, an increase of $180.5 million when compared to $164.0 million in the corresponding 2022 period. This was due to the increase in activity across our business for the six-month period ended June 30, 2023 compared to the six-month period ended June 30, 2022. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are also significant factors affecting operating cash flows and can be highly volatile in periods of increasing or decreasing activity levels. Changes in working capital items used $23.4 million in cash flows during the six months ended June 30, 2023, a $20.2 million unfavorable change as compared to the $1.8 million in cash flows used by working capital in the corresponding 2022 period.

Investing Activities. Net cash used for investing activities totaled $283.0 million during the six months ended June 30, 2023 compared to net cash used of $163.2 million during the corresponding 2022 period. Our primary use of cash for investing activities is capital expenditures for rig-related enhancements, new construction and equipment, and sustaining capital expenditures. During the six months ended June 30, 2023 and 2022, we used cash for capital expenditures totaling $263.5 million and $160.9 million, respectively.

Financing Activities. Net cash used by financing activities totaled $247.4 million during the six months ended June 30, 2023. During the six months ended June 30, 2023, we received proceeds of $250.0 million from issuance of the 1.75% Exchangeable Notes, repaid $292.9 million of outstanding long-term debt and made a distribution of $186.9 million from the Trust Account to NETC stockholders who exercised their right to redemption of their shares.

Net cash used by financing activities totaled $578.6 million during the six months ended June 30, 2022. During the six months ended June 30, 2022, we repaid $460.0 million in net amounts under our revolving credit facility and $110.0 million of long-term debt.

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries

Nabors Delaware is an indirect, wholly owned subsidiary of Nabors. Nabors fully and unconditionally guarantees the due and punctual payment of the principal of, premium, if any, and interest on Nabors Delaware’s registered notes, which, as of June 30, 2023, are its 5.75% Senior Notes due 2025 (the “Registered Notes”), and any other obligations of Nabors Delaware under the Registered Notes when and as they become due and payable, whether at maturity, upon redemption, by acceleration or otherwise, if Nabors Delaware is unable to satisfy these obligations. Nabors’ guarantee of Nabors Delaware’s obligations under the Registered Notes are its unsecured and unsubordinated obligation and have the same ranking with respect to Nabors’ indebtedness as the Registered Notes have with respect to Nabors Delaware’s indebtedness. In the event that Nabors is required to withhold or deduct on account of any Bermudian taxes due from any payment made under or with respect to its guarantees, subject to certain exceptions, Nabors will pay additional amounts so that the net amount received by each holder of Registered Notes will equal the amount that such holder would have received if the Bermudian taxes had not been required to be withheld or deducted.

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

Summarized combined Balance Sheet and Income Statement information for the Obligated Group follows (in thousands):

	June 30,	December 31,
Summarized Combined Balance Sheet Information	2023	2022

Assets
Current Assets	$2,468	$2,578
Non-Current Assets	463,328	458,232
Noncurrent assets - affiliates	5,422,814	5,733,274
Total Assets	5,888,610	6,194,084

Liabilities and Stockholders’ Equity
Current liabilities	58,523	79,941
Noncurrent liabilities	2,594,717	2,698,835
Total Liabilities	2,653,240	2,778,776
Stockholders’ Equity	3,235,370	3,415,308
Total Liabilities and Stockholders’ Equity	5,888,610	6,194,084

	Six Months Ended	Year Ended
	June 30,	December 31,
Summarized Combined Income Statement Information	2023	2022
Total revenues, earnings (loss) from consolidated affiliates and other income	$(140,767)	$(148,523)
Income (loss), net of tax	(159,882)	(420,492)
Net income (loss) attributable to Nabors	(159,882)	(420,492)

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2023	2024	2025	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$11,936	28,522	60	9,544	$50,062

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2022 Annual Report. Other than changes in the fair value of our warrants due to changes in trading values as discussed in “Note 6 Shareholders’ Equity” to our Condensed Consolidated Financial Statements, there were no material changes in our exposure to market risk during the six months ended June 30, 2023 from those disclosed in our 2022 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 — Commitments and Contingencies — Litigation for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part 1, Item 1A, of our 2022 Annual Report on Form 10-K, which in addition to the information set forth elsewhere in this report and our 2022 Annual Report, should be carefully considered when evaluating us. These risks are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business.

We will be subject to a number of uncertainties during the timeframe when Nabors Energy Transition Corporation II (NETC II) pursues a business combination, which could adversely affect our business, financial condition, results of operations, cash flows and share price.

If NETC II is unable to consummate a suitable business transaction during the prescribed time period set forth in the terms of the initial public offering, we may experience negative reactions from the financial markets and from our shareholders. In addition, in the event that NETC II is able to find a suitable business combination, or if the business combination is unsuccessful, there is no assurance that we will realize the anticipated value of such transaction.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common shares to satisfy tax withholding obligations in connection with grants of share awards during the three months ended June 30, 2023 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
April 1 - April 30	—	$120.20	—	278,914
May 1 - May 31	—	$96.66	—	278,914
June 1 - June 30	—	$96.84	—	278,914

(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2013 Stock Plan and 2016 Stock Plan. Each of the 2016 Stock Plan, the 2013 Stock Plan, the 2003 Employee Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through June 30, 2023, we repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of June 30, 2023, we had $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of June 30, 2023, our subsidiaries held 1.1 million of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Form of CEO Restricted Stock Agreement (2023)*
10.2	Form of CFO Restricted Stock Agreement (2023)*
10.3	Form of CEO Performance-Based Restricted Stock Unit Grant Agreement (2023)*
10.4	Form of CFO Performance-Based Restricted Stock Unit Grant Agreement (2023)*
10.5	Form of CEO Long-Term Performance-Based Restricted Stock Unit Grant Agreement (2023)*
10.6	Form of CFO Long-Term Performance-Based Restricted Stock Unit Grant Agreement (2023)*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	July 28, 2023