Form 10-Q
period 2023-09-30
NABORS INDUSTRIES LTD
filed 2023-10-27
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

The number of common shares, par value $.05 per share, outstanding as of October 24, 2023 was 9,465,106, excluding 1,161,283 common shares held by our subsidiaries, or 10,626,389 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$387,483	$451,025
Short-term investments	19,160	1,290
Accounts receivable, net of allowance of $52,427 and $52,895, respectively	324,970	327,397
Inventory, net	146,254	127,947
Other current assets	82,687	92,964
Total current assets	960,554	1,000,623
Property, plant and equipment, net	2,945,964	3,026,100
Restricted cash held in trust	418,125	284,841
Deferred income taxes	239,363	257,320
Other long-term assets	162,844	160,970
Total assets (1)	$4,726,850	$4,729,854
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$287,228	$314,041
Accrued liabilities	212,974	247,575
Income taxes payable	22,998	27,990
Current lease liabilities	5,503	6,784
Total current liabilities	528,703	596,390
Long-term debt	2,501,339	2,537,540
Other long-term liabilities	312,631	377,671
Deferred income taxes	1,810	2,858
Total liabilities (1)	3,344,483	3,514,459
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest in subsidiary	834,195	678,604

Shareholders’ equity:
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 10,634 and 10,505, respectively	527	525
Capital in excess of par value	3,535,728	3,536,373
Accumulated other comprehensive income (loss)	(10,422)	(11,038)
Retained earnings (accumulated deficit)	(1,861,848)	(1,841,153)
Less: treasury shares, at cost, 1,161 and 1,090 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	348,234	368,956
Noncontrolling interest	199,938	167,835
Total equity	548,172	536,791
Total liabilities and equity	$4,726,850	$4,729,854
(1)	The condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 include assets and liabilities of variable interest entities. See Note 3—Joint Ventures and Note 13—Special Purpose Acquisition Companies for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$733,974	$694,136	$2,280,180	$1,893,618
Investment income (loss)	10,169	4,813	31,778	5,798
Total revenues and other income	744,143	698,949	2,311,958	1,899,416

Costs and other deductions:
Direct costs	447,751	432,311	1,365,611	1,208,820
General and administrative expenses	62,182	57,594	187,144	169,400
Research and engineering	14,016	13,409	42,371	36,028
Depreciation and amortization	161,337	169,857	484,066	496,231
Interest expense	44,042	43,841	135,347	133,650
Other, net	35,546	(25,954)	(8,604)	68,975
Total costs and other deductions	764,874	691,058	2,205,935	2,113,104
Income (loss) before income taxes	(20,731)	7,891	106,023	(213,688)
Income tax expense (benefit):
Current	6,241	11,414	43,569	30,662
Deferred	4,272	938	16,407	4,714
Total income tax expense (benefit)	10,513	12,352	59,976	35,376
Net income (loss)	(31,244)	(4,461)	46,047	(249,064)
Less: Net (income) loss attributable to noncontrolling interest	(17,672)	(9,322)	(41,128)	(32,132)
Net income (loss) attributable to Nabors	(48,916)	(13,783)	$4,919	$(281,196)

Earnings (losses) per share:
Basic	$(6.26)	$(1.80)	$(2.79)	$(32.72)
Diluted	$(6.26)	$(1.80)	$(2.79)	$(32.72)

Weighted-average number of common shares outstanding:
Basic	9,148	9,099	9,168	8,830
Diluted	9,148	9,099	9,168	8,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)
Net income (loss) attributable to Nabors	$(48,916)	$(13,783)	$4,919	$(281,196)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(172)	(1,651)	496	(2,481)
Pension liability amortization and adjustment	52	52	156	1,584
Other comprehensive income (loss), before tax	(120)	(1,599)	652	(897)
Income tax expense (benefit) related to items of other comprehensive income (loss)	12	12	36	36
Other comprehensive income (loss), net of tax	(132)	(1,611)	616	(933)
Comprehensive income (loss) attributable to Nabors	(49,048)	(15,394)	5,535	(282,129)
Comprehensive income (loss) attributable to noncontrolling interest	17,672	9,322	41,128	32,132
Comprehensive income (loss)	$(31,376)	$(6,072)	$46,663	$(249,997)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$46,047	$(249,064)
Adjustments to net income (loss):
Depreciation and amortization	484,066	496,231
Deferred income tax expense (benefit)	16,407	4,712
Impairments and other charges	5,318	—
Amortization of debt discount and deferred financing costs	6,393	8,012
Losses (gains) on debt buyback	(25,202)	(1,636)
Losses (gains) on long-lived assets, net	7,980	1,130
Losses (gains) on investments, net	(1,089)	544
Share-based compensation	12,671	11,854
Foreign currency transaction losses (gains), net	21,725	(4,054)
Mark-to-market (gain) loss on warrants	(44,314)	59,717
Noncontrolling interest	(41,128)	(32,132)
Other	144	176
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,890)	(29,828)
Inventory	(18,305)	(312)
Other current assets	12,140	(12,578)
Other long-term assets	(786)	(12,301)
Trade accounts payable and accrued liabilities	(63,389)	30,538
Income taxes payable	(5,892)	(66)
Other long-term liabilities	45,045	30,157
Net cash provided by (used for) operating activities	455,941	301,100
Cash flows from investing activities:
Purchases of investments	(28,083)	(19,000)
Capital expenditures	(406,695)	(272,080)
Proceeds from sales of assets	9,677	24,030
Other	(3,873)	48
Net cash (used for) provided by investing activities	(428,974)	(267,002)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	250,000	—
Reduction in long-term debt	(296,547)	(133,853)
Debt issuance costs	(8,036)	(3,864)
Proceeds from revolving credit facilities	220,000	250,000
Reduction in revolving credit facilities	(220,000)	(710,000)
Proceeds from issuance of common shares, net of issuance costs	—	3,767
Payments for employee taxes on net settlement of equity awards	(7,079)	(4,523)
Dividends to common and preferred shareholders	(194)	(65)
Distributions to noncontrolling interest	(2,269)	(3,489)
Distribution of trust account for special purpose acquisition company	(186,933)	—
Sale of non-controlling interest - special purpose acquisition company	305,000	—
Other	274	(445)
Net cash (used for) provided by financing activities	54,216	(602,472)
Effect of exchange rate changes on cash and cash equivalents	(10,773)	(863)
Net increase (decrease) in cash and cash equivalents and restricted cash	70,410	(569,237)
Cash and cash equivalents and restricted cash, beginning of period	737,140	1,273,510
Cash and cash equivalents and restricted cash, end of period	$807,550	$704,273

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	451,025	991,471
Restricted cash, beginning of period	286,115	282,039
Cash and cash equivalents and restricted cash, beginning of period	$737,140	$1,273,510

Cash and cash equivalents, end of period	387,483	420,307
Restricted cash, end of period	420,067	283,966
Cash and cash equivalents and restricted cash, end of period	$807,550	$704,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated	Retained
	Common Shares		in Excess	Other	Earnings		Non-
		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of June 30, 2022	10,509	$525	$3,528,440	$(9,956)	$(1,750,058)	$(1,315,751)	$147,602	$600,802
Net income (loss)	—	—	—	—	(13,783)	—	9,322	(4,461)
Other comprehensive income (loss), net of tax	—	—	—	(1,611)	—	—	—	(1,611)
Share-based compensation	—	—	4,024	—	—	—	—	4,024
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(2,601)	—	—	(2,601)
Other	(2)	—	(89)	—	101	—	—	12
As of September 30, 2022	10,507	$525	$3,532,375	$(11,567)	$(1,766,341)	$(1,315,751)	$156,924	$596,165

As of June 30, 2023	10,635	$531	$3,537,574	$(10,290)	$(1,809,414)	$(1,315,751)	$189,022	$591,672
Net income (loss)	—	—	—	—	(48,916)	—	17,672	(31,244)
Other comprehensive income (loss), net of tax	—	—	—	(132)	—	—	—	(132)
Share issuance adjustment, net of tax	—	(4)	(6,196)	—	4,824	—	—	(1,376)
Share-based compensation	—	—	4,350	—	—	—	—	4,350
Vesting of restricted stock awards, net of shares withheld for employee taxes	(1)	—	—	—	—	—	—	—
IPO Warrants to SPAC public shareholders	—	—	—	—	—	—	3,426	3,426
Deemed dividends to SPAC public shareholders	—	—	—	—	(823)	—	(17,556)	(18,379)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	7,374	7,374
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(7,517)	—	—	(7,517)
Other	—	—	—	—	(2)	—	—	(2)
As of September 30, 2023	10,634	$527	$3,535,728	$(10,422)	$(1,861,848)	$(1,315,751)	$199,938	$548,172

			Capital	Accumulated	Retained
	Common Shares		in Excess	Other	Earnings		Non-
		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of December 31, 2021	9,295	$466	$3,454,563	$(10,634)	$(1,537,988)	$(1,315,751)	$128,282	$718,938
Impact of adoption of ASU 2020-06 (Note 2)	—	—	(81,881)	—	60,701	—	—	(21,180)
As of January 1, 2022	9,295	466	3,372,682	(10,634)	(1,477,287)	(1,315,751)	128,282	697,758
Net income (loss)	—	—	—	—	(281,196)	—	32,132	(249,064)
Warrant Exercise, net of tax	1,051	52	152,451	—	—	—	—	152,503
Other comprehensive income (loss), net of tax	—	—	—	(933)	—	—	—	(933)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(3,490)	(3,490)
Share-based compensation	—	—	11,854	—	—	—	—	11,854
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(7,720)	—	—	(7,720)
Other	161	7	(4,612)	—	(138)	—	—	(4,743)
As of September 30, 2022	10,507	$525	$3,532,375	$(11,567)	$(1,766,341)	$(1,315,751)	$156,924	$596,165

As of December 31, 2022	10,505	$525	$3,536,373	$(11,038)	$(1,841,153)	$(1,315,751)	$167,835	$536,791
Net income (loss)	—	—	—	—	4,919	—	41,128	46,047
IPO Warrants to SPAC public shareholders	—	—	—	—	—	—	3,426	3,426
Share issuance adjustment, net of tax	—	(4)	(6,196)	—	4,824	—	—	(1,376)
Other comprehensive income (loss), net of tax	—	—	—	616	—	—	—	616
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	5,105	5,105
Vesting of restricted stock awards, net of shares withheld for employee taxes	(50)	(2)	(7,077)	—	—	—	—	(7,079)
Share-based compensation	179	8	12,663	—	—	—	—	12,671
Deemed dividends to SPAC public shareholders	—	—	—	—	(8,180)	—	(17,556)	(25,736)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(22,307)	—	—	(22,307)
Other	—	—	(35)	—	49	—	—	14
As of September 30, 2023	10,634	$527	$3,535,728	$(10,422)	$(1,861,848)	$(1,315,751)	$199,938	$548,172

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

With operations in over 15 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of September 30, 2023 included:

●	298 actively marketed rigs for land-based drilling operations in the United States and various countries throughout the world; and

●	28 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

The short- and long-term implications of the military hostilities between Russia and Ukraine, which began in early 2022, remain difficult to predict. We continue to actively monitor this dynamic situation. As of September 30, 2023, 0.9% of our property, plant and equipment, net was located in Russia. For the nine months ending September 30, 2023, 1.2% of our operating revenues were from operations in Russia. We currently have no assets or operations in Ukraine.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “Commission”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly our financial position as of September 30, 2023 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the nine months ended September 30, 2023 may not be indicative of results that will be realized for the full year ending December 31, 2023.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of Nabors, as well as all majority-owned and non-majority owned subsidiaries consolidated in accordance with U.S. GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

In addition to the consolidation of our majority owned subsidiaries, we also consolidate variable interest entities (“VIE”) when we are determined to be the primary beneficiary of a VIE. Determination of the primary beneficiary of a VIE is based on whether an entity has (a) the power to direct activities that most significantly impact the economic performance of the VIE and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our joint venture, SANAD, which is equally owned by Saudi Aramco and Nabors, has been consolidated. As we have the power to direct activities that most significantly impact SANAD’s economic performance, including operations, maintenance and certain sourcing and procurement, we have determined Nabors to be the primary beneficiary. See Note 3—Joint Ventures. Also, we are the co-sponsor of two special purpose acquisition companies (SPACs) and have determined each is a VIE. Nabors is the primary beneficiary of each SPAC as we have the power to direct their activities, the right to receive benefits and the obligation to absorb losses. Therefore, both SPACs have been consolidated. See Note 13—Special Purpose Acquisition Companies.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	September 30,	December 31,
	2023	2022

	(In thousands)
Raw materials	$135,069	$118,351
Work-in-progress	9,962	6,121
Finished goods	1,223	3,475
	$146,254	$127,947

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

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, with each if the party’s contributions having a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests which accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying condensed consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. As of September 30, 2023 and December 31, 2022, the amount included in redeemable noncontrolling interest was $416.1 million and $393.8 million, respectively. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet. In 2022 and 2021, SANAD settled approximately $20.6 million and $120 million, respectively, of the accrued interest from inception, by making cash payments to each partner for their respective amounts. The assets and liabilities included in the condensed balance sheet below are (a) assets that can either be used to settle obligations of the VIE or be made available in the future to the equity owners through dividends, distributions or in exchange of the redeemable ownership interests (upon mutual agreement of the owners) or (b) liabilities for which creditors do not have recourse to other assets of Nabors.

The condensed balance sheet of SANAD, as included in our condensed consolidated balance sheet, is presented below.

	September 30,	December 31,
	2023	2022

	(In thousands)
Assets:
Cash and cash equivalents	$274,545	$302,949
Accounts receivable	86,772	92,922
Other current assets	13,413	14,750
Property, plant and equipment, net	614,159	489,358
Other long-term assets	25,103	21,278
Total assets	$1,013,992	$921,257
Liabilities:
Accounts payable	$88,836	$62,409
Accrued liabilities	4,617	6,639
Other liabilities	36,816	36,312
Total liabilities	$130,269	$105,360

Note 4 Accounts Receivable Purchase and Sales Agreements

The Company entered into an accounts receivable sales agreement (the “A/R Sales Agreement”) and an accounts receivable purchase agreement (the “A/R Purchase Agreement,” and, together with the A/R Sales Agreement, the “A/R Agreements”). As part of the A/R Agreements, the Company continuously sells designated eligible pools of receivables as they are originated by it and certain U.S. subsidiaries to a separate, bankruptcy-remote, special purpose entity (“SPE”) pursuant to the A/R Sales Agreement. Pursuant to the A/R Purchase Agreement, the SPE in turn sells, transfers, conveys and assigns to unaffiliated third-party financial institutions (the “Purchasers”) all the rights, title and interest in and to its pool of eligible receivables (the “Eligible Receivables”). The sale of the Eligible Receivables qualifies for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing. During the period of this program, cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. The remaining receivables held by the SPE were pledged to secure the collectability of the sold Eligible Receivables. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection. The amount of receivables pledged as collateral as of September 30, 2023 and December 31, 2022 is approximately $52.3 million and $62.3 million, respectively.

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

The amount available for sale to the Purchasers under the A/R Purchase Agreement fluctuates over time based on the total amount of Eligible Receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of September 30, 2023, approximately $174.0 million had been sold to and as yet uncollected by the Purchasers. As of December 31, 2022, the corresponding number was approximately $208.0 million.

Note 5 Debt

Debt consisted of the following:

	September 30,	December 31,
	2023	2022

	(In thousands)
5.10% senior notes due September 2023 (1)	$—	$52,004
0.75% senior exchangeable notes due January 2024 (2)	155,529	177,005
5.75% senior notes due February 2025	474,092	474,092
9.00% senior priority guaranteed notes due February 2025	—	209,384
7.25% senior guaranteed notes due January 2026	557,902	557,902
7.375% senior priority guaranteed notes due May 2027	700,000	700,000
7.50% senior guaranteed notes due January 2028	389,609	389,609
1.75% senior exchangeable notes due June 2029	250,000	—
	$2,527,132	$2,559,996
Less: deferred financing costs	25,793	22,456
Long-term debt	$2,501,339	$2,537,540

(1)	The 5.10% senior notes due September 2023 were classified as long-term as of December 31, 2022, because we had the ability and intent to refinance these obligations utilizing our 2022 Credit Agreement.

(2)	The 0.75% senior exchangeable notes due January 2024 were classified as long-term as of September 30, 2023, because we had the ability and intent to refinance these obligations utilizing our 2022 Credit Agreement.

During the nine months ended September 30, 2023, we repurchased $230.9 million aggregate principal amount of outstanding Nabors Delaware’s notes for approximately $236.8 million in cash, including principal, premium of $4.7 million and $1.9 million in accrued and unpaid interest. In connection with these repurchases, we recognized a $25.2 million gain for the nine months ended September 30, 2023 which is included in Other, net in our condensed consolidated statement of income (loss). $24.5 million of the gain recognized was related to accrued interest for the 9.00% senior priority guaranteed notes due February 2025 accounted for in accordance with ASC 470-60, Troubled Debt Restructuring by Debtors. In addition, the remaining balance of the 5.10% senior notes due September 2023 of $52.1 million was fully redeemed in June 2023.

1.75% Senior Exchangeable Notes Due June 2029

In February 2023, Nabors Delaware issued $250.0 million in aggregate principal amount of 1.75% senior exchangeable notes due 2029, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 1.75% per year payable semiannually on June 15 and December 15 of each year, beginning on December 15, 2023. As of September 30, 2023, there was $250.0 million in aggregate principal amount that remained outstanding.

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

0.75% Senior Exchangeable Notes Due January 2024

In January 2017, Nabors Delaware issued $575.0 million in aggregate principal amount of 0.75% exchangeable senior unsecured notes due 2024, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 0.75% per year payable semiannually on January 15 and July 15 of each year, beginning on July 15, 2017. As of September 30, 2023 and December 31, 2022, there was approximately $155.5 million and $177.0 million in aggregate principal amount that remained outstanding, respectively.

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

The 2022 Credit Agreement permits the incurrence of additional indebtedness secured by liens, which may include liens on the collateral securing the facility, in an amount up to $150.0 million as well as a grower basket for term loans in an amount not to exceed $100.0 million secured by liens not on the collateral. The Company is required to maintain an interest coverage ratio (EBITDA/interest expense), which increases on a quarterly basis, and a minimum guarantor value, requiring the guarantors (other than the Company) and their subsidiaries to own at least 90% of the consolidated property, plant and equipment of the Company. The facility matures on the earlier of (a) January 21, 2026 and (b) to the extent any principal amount of Nabors Delaware’s existing 5.75% senior notes due 2025 remains outstanding on the date that is 90 days prior to the applicable maturity date for such indebtedness, then such 90th day.

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

As of September 30, 2023, we had no borrowings outstanding under our 2022 Credit Agreement. The weighted average interest rate on borrowings under the 2022 Credit Agreement at September 30, 2023 was 8.02%. In order to make any future borrowings under the 2022 Credit Agreement, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios. We had $45.7 million of letters of credit outstanding under the 2022 Credit Agreement as of September 30, 2023.

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

Note 6 Shareholders’ Equity

Common share warrants

On May 27, 2021, the Board declared a distribution of warrants to purchase its common shares (the “Warrants”) to holders of the Company’s common shares. Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3.2 million Warrants on June 11, 2021 to shareholders of record as of June 4, 2021. As of September 30, 2023, 2.5 million Warrants remain outstanding and 1.1 million common shares have been issued as a result of exercises of Warrants.

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

The Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the Warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. On September 30, 2023 and December 31, 2022, the fair value of the Warrants was approximately $36.3 million and $80.9 million, respectively. During the three and nine months ended September 30, 2023, approximately $7.9 million of loss and $44.3 million of gain has been recognized for the change in the liability and included in Other, net in our consolidated statements of income (loss), respectively. During the three and nine months ended September 30, 2022, approximately $34.0 million of gain and $63.0 million of loss has been recognized for the change in the liability and included in Other, net in our consolidated statements of income (loss), respectively.

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

Recurring Fair Value Measurements

Our financial assets that are accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 consisted of short-term investments and restricted cash held in trust. During the nine months ended September 30, 2023, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2023 and December 31, 2022, our restricted cash held in trust was carried at fair market value and totaled $418.1 million and $284.8 million, respectively, and consisted of Level 1 measurements. No material Level 2 or Level 3 measurements existed for our financial assets for any of the periods presented.

Our financial liabilities that are accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 consisted of the Warrants and are included in other long-term liabilities in the accompanying consolidated financial statements. As of September 30, 2023 and December 31, 2022, the Warrants were carried at fair market value using their trading price and totaled $36.3 million and $80.9 million, respectively.

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

	September 30, 2023		December 31, 2022

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
5.10% senior notes due September 2023	$—	$—	$52,004	$51,354
0.75% senior exchangeable notes due January 2024	155,529	152,616	177,005	164,898
5.75% senior notes due February 2025	474,092	464,748	474,092	454,773
9.00% senior priority guaranteed notes due February 2025	—	—	209,384	213,507
7.25% senior guaranteed notes due January 2026	557,902	540,373	557,902	529,432
7.375% senior priority guaranteed notes due May 2027	700,000	679,504	700,000	686,686
7.50% senior guaranteed notes due January 2028	389,609	359,843	389,609	354,400
1.75% senior exchangeable notes due June 2029	250,000	221,113	—	—
	$2,527,132	$2,418,196	$2,559,996	$2,455,050
Less: deferred financing costs	25,793		22,456
	$2,501,339		$2,537,540

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

In March 2011, the Court of Ouargla entered a judgment of approximately $20.6 million (at September 30, 2023 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We appealed this decision again to the Supreme Court, which again overturned the appeals court’s decision. The case was moved back to the court of appeals, which, once again, reinstated the verdict, failing to abide by the Supreme Court’s ruling. Accordingly, we are appealing once more to the Supreme Court to try to get a final ruling on the matter. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $12.6 million in excess of amounts accrued.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2023	2024	2025	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$4,370	29,642	60	13,772	$47,844

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss), net of tax	$(31,244)	$(4,461)	$46,047	$(249,064)
Less: net (income) loss attributable to noncontrolling interest	(17,672)	(9,322)	(41,128)	(32,132)
Less: deemed dividends to SPAC public shareholders	(823)	—	(8,180)	—
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(7,517)	(2,601)	(22,307)	(7,720)
Numerator for basic earnings per share:
Adjusted income (loss), net of tax - basic	$(57,256)	$(16,384)	$(25,568)	$(288,916)

Weighted-average number of shares outstanding - basic	9,148	9,099	9,168	8,830
Earnings (losses) per share:
Total Basic	$(6.26)	$(1.80)	$(2.79)	$(32.72)
DILUTED EPS:
Adjusted income (loss), net of tax - diluted	$(57,256)	$(16,384)	$(25,568)	$(288,916)

Weighted-average number of shares outstanding - diluted	9,148	9,099	9,168	8,830
Earnings (losses) per share:
Total Diluted	$(6.26)	$(1.80)	$(2.79)	$(32.72)

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

The average number of shares from options and shares related to outstanding Warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Potentially dilutive securities excluded as anti-dilutive	3,370	3,369	3,383	3,369

Additionally, for the three and nine months ended September 30, 2023, we excluded 1.2 and 1.0 million common shares from the computation of diluted shares related to the conversion of the 1.75% senior exchangeable notes due June 2029, because their effect would be anti-dilutive under the if-converted method, respectively.

Note 10 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	September 30,	December 31,
	2023	2022

	(In thousands)
Accrued compensation	$60,965	$64,926
Deferred revenue	31,511	37,808
Other taxes payable	35,263	39,621
Workers’ compensation liabilities	6,588	6,588
Interest payable	41,887	69,174
Litigation reserves	26,979	18,681
Other accrued liabilities	9,781	10,777
	$212,974	$247,575

Investment income (loss) includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Interest and dividend income	$10,041	$4,814	$30,573	$6,535
Gains (losses) on marketable securities	128	(1)	1,205	(737)
	$10,169	$4,813	$31,778	$5,798

Other, net included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Losses (gains) on sales, disposals and involuntary conversions of long-lived assets	$7,054	$4,650	$7,982	$1,129
Energy transition initiatives	173	—	7,893	—
Warrant and derivative valuation	7,637	(34,049)	(44,578)	59,684
Litigation expenses and reserves	13,660	4,335	20,815	12,463
Foreign currency transaction losses (gains)	4,915	(877)	21,725	(4,054)
(Gain) loss on debt buyback	(103)	(1,259)	(25,202)	(3,236)
Other losses (gains)	2,210	1,246	2,761	2,989
	$35,546	$(25,954)	$(8,604)	$68,975

The changes in accumulated other comprehensive income (loss), by component, included the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2022	$2	$(5,356)	$(5,280)	$(10,634)
Other comprehensive income (loss) before reclassifications	—	1,428	(2,481)	(1,053)
Amounts reclassified from accumulated other comprehensive income (loss)	—	120	—	120
Net other comprehensive income (loss)	—	1,548	(2,481)	(933)
As of September 30, 2022	$2	$(3,808)	$(7,761)	$(11,567)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2023	$2	$(3,767)	$(7,273)	$(11,038)
Other comprehensive income (loss) before reclassifications	—	—	496	496
Amounts reclassified from accumulated other comprehensive income (loss)	—	120	—	120
Net other comprehensive income (loss)	—	120	496	616
As of September 30, 2023	$2	$(3,647)	$(6,777)	$(10,422)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
General and administrative expenses	$52	$52	$156	$156
Total income (loss) before income tax	(52)	(52)	(156)	(156)
Tax expense (benefit)	(12)	(12)	(36)	(36)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(40)	$(40)	$(120)	$(120)

Note 11 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Operating revenues:
U.S. Drilling	$276,385	$297,178	$941,867	$767,769
International Drilling	344,780	306,355	1,002,478	881,705
Drilling Solutions	72,831	61,981	224,729	172,042
Rig Technologies	61,437	50,496	183,481	132,326
Other reconciling items (1)	(21,459)	(21,874)	(72,375)	(60,224)
Total	$733,974	$694,136	$2,280,180	$1,893,618

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$49,582	$37,776	$210,859	$40,213
International Drilling	9,862	(907)	22,226	(2,629)
Drilling Solutions	25,341	20,099	80,830	53,068
Rig Technologies	4,995	3,412	13,741	2,788
Total segment adjusted operating income (loss)	$89,780	$60,380	$327,656	$93,440

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss):
Net income (loss)	$(31,244)	$(4,461)	$46,047	$(249,064)
Income tax expense (benefit)	10,513	12,352	59,976	35,376
Income (loss) before income taxes	$(20,731)	$7,891	106,023	$(213,688)
Investment (income) loss	(10,169)	(4,813)	(31,778)	(5,798)
Interest expense	44,042	43,841	135,347	133,650
Other, net	35,546	(25,954)	(8,604)	68,975
Other reconciling items (3)	41,092	39,415	126,668	110,301
Total segment adjusted operating income (loss) (2)	$89,780	$60,380	$327,656	$93,440

	September 30,	December 31,
	2023	2022

	(In thousands)
Total assets:
U.S. Drilling	$1,278,623	$1,389,459
International Drilling	2,239,422	2,273,766
Drilling Solutions	81,464	63,652
Rig Technologies	239,384	207,345
Other reconciling items (3)	887,957	795,632
Total	$4,726,850	$4,729,854
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment.

(2)	Adjusted operating income (loss) represents income (loss) before income taxes, interest expense, investment income (loss), and other, net. Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation from net income (loss) is provided in the above table.

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses and assets.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	September 30, 2023

	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$241,900	$—	$45,646	$27,453	$—	$314,999
U.S. Offshore Gulf of Mexico	25,768	—	2,974	—	—	28,742
Alaska	8,717	—	469	—	—	9,186
Canada	—	—	467	1,526	—	1,993
Middle East & Asia	—	243,691	10,550	27,430	—	281,671
Latin America	—	86,665	11,885	3,265	—	101,815
Europe, Africa & CIS	—	14,424	840	1,763	—	17,027
Eliminations & other	—	—	—	—	(21,459)	(21,459)
Total	$276,385	$344,780	$72,831	$61,437	$(21,459)	$733,974

	Nine Months Ended
	September 30, 2023
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$820,927	$—	$148,587	$92,069	$—	$1,061,583
U.S. Offshore Gulf of Mexico	89,744	—	8,929	—	—	98,673
Alaska	31,196	—	1,450	—	—	32,646
Canada	—	—	1,137	5,539	—	6,676
Middle East & Asia	—	704,918	32,587	70,190	—	807,695
Latin America	—	251,300	30,446	7,776	—	289,522
Europe, Africa & CIS	—	46,260	1,593	7,907	—	55,760
Eliminations & other	—	—	—	—	(72,375)	(72,375)
Total	$941,867	$1,002,478	$224,729	$183,481	$(72,375)	$2,280,180

	Three Months Ended
	September 30, 2022

	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$247,290	$—	$40,561	$27,279	$—	$315,130
U.S. Offshore Gulf of Mexico	31,108	—	2,476	—	—	33,584
Alaska	18,780	—	530	—	—	19,310
Canada	—	—	368	1,354	—	1,722
Middle East & Asia	—	204,544	10,044	19,324	—	233,912
Latin America	—	79,366	7,849	89	—	87,304
Europe, Africa & CIS	—	22,445	153	2,450	—	25,048
Eliminations & other	—	—	—	—	(21,874)	(21,874)
Total	$297,178	$306,355	$61,981	$50,496	$(21,874)	$694,136

	Nine Months Ended
	September 30, 2022
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$627,774	$—	$110,527	$77,677	$—	$815,978
U.S. Offshore Gulf of Mexico	91,481	—	8,079	—	—	99,560
Alaska	48,514	—	1,284	—	—	49,798
Canada	—	—	1,146	3,573	—	4,719
Middle East & Asia	—	590,678	29,520	43,128	—	663,326
Latin America	—	226,866	20,840	89	—	247,795
Europe, Africa & CIS	—	64,161	646	7,859	—	72,666
Eliminations & other	—	—	—	—	(60,224)	(60,224)
Total	$767,769	$881,705	$172,042	$132,326	$(60,224)	$1,893,618

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In millions)
As of December 31, 2022	$401.9	$23.6	$0.1	$29.2	$3.2
As of September 30, 2023	$372.7	$14.0	$2.8	$21.3	$2.5

Approximately 90% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2023, of which 72% was recognized during the nine months ended September 30, 2023, and 10% is expected to be recognized during 2024.

Additionally, 96% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2023, of which 80% was recognized during the nine months ended September 30, 2023, and 4% is expected to be recognized during 2024. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

Note 13 Special Purpose Acquisition Companies

Nabors is the co-sponsor of two SPACs. Each is a consolidated VIE included in the accompanying consolidated financial statements under Restricted cash held in trust and Redeemable noncontrolling interest in subsidiary. Each SPAC’s funds are held in an interest-bearing U.S. based trust account (“Trust Account”) and are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, each of which invests only in direct U.S. government treasury obligations. The funds in the trust accounts will only be released to the SPACs upon completion by the applicable SPAC of a business combination or in connection with redemptions of any of the redeemable common shares, except with respect to interest earned on the funds which may be withdrawn to pay the SPAC’s taxes.

The company accounts for the non-controlling interest in the SPACs as subject to possible redemption in accordance with FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” The SPACs’ common stock features certain redemption rights, which are considered to be outside the company’s control and subject to occurrence of uncertain future events. Nabors will recognize any future changes in redemption value immediately as they occur – i.e., adjusting the carrying amount of the instrument to its current redemption amount at each reporting period.

NETC

In November 2021, Nabors Energy Transition Corp. (“NETC”) cosponsored by Nabors and Greens Road Energy LLC completed its’ initial public offering. Greens Road Energy LLC is owned by certain members of Nabors’ board of directors and management team. As part of the initial public offering of NETC and subsequent private placement warrant transactions, $281.5 million was deposited in a Trust Account. At a special meeting held on May 11, 2023, $186.9 million was distributed from the Trust Account to NETC’s stockholders who exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As of September 30, 2023 and December 31, 2022, the Trust Account balance was $106.9 million and $284.8 million, respectively.

Approximately $106.9 million and $284.8 million of non-controlling interest subject to possible redemption is presented at full redemption value as temporary equity, outside of the stockholders’ equity section in the accompanying consolidated financial statements as of September 30, 2023 and December 31, 2022, respectively.

The following table summarizes NETC’s effects on changes in non-controlling interest subject to possible redemption.

2023
(In thousands)
Balance, beginning of year	$284,841
Redemptions	(186,933)
Net earnings	4,715
Nabors deemed dividends to SPAC public shareholders	2,597
Noncontrolling interest deemed dividends to SPAC public shareholders	1,641
Balance as of September 30	$106,861

In February 2023, NETC entered into a definitive agreement for a business combination with Vast Solar Pty Ltd (“Vast”), a development-stage company specializing in the design and manufacturing of concentrated solar thermal power (CSP) systems. The agreement is subject to certain customary closing conditions. The company continues to evaluate what the accounting treatment for its investment in NETC will be after the business combination is complete.

NETC has until November 19, 2023 (or up to December 19, 2023 if extended pursuant to its’ charter) to consummate a business combination.  It is uncertain that NETC will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of NETC.

NETC II

In July 2023, Nabors Energy Transition Corporation II (“NETC II”) co-sponsored by Nabors and Greens Road Energy II LLC, completed its initial public offering of 30,500,000 units at $10.00 per unit, generating gross proceeds of approximately $305.0 million. Greens Road Energy II LLC is owned by certain members of Nabors’ management team. Simultaneously with the closing of the IPO, NETC II completed the private sale of an aggregate of 9,540,000 warrants for an aggregate value of $9.5 million, of which 4,348,000 warrants were purchased by related parties including certain Nabors officers and employees, with the remainder being purchased by a subsidiary of Nabors. As part of the initial public offering of NETC II and subsequent private placement warrant transactions, $308.1 million was deposited in a Trust Account on July 18, 2023. As of September 30, 2023, the Trust Account balance was $311.3 million.

Approximately $311.3 million of non-controlling interest subject to possible redemption is presented at full redemption value as temporary equity, outside of the stockholders’ equity section in the accompanying consolidated financial statements as of September 30, 2023.

The following table summarizes NETC II’s effects on changes in non-controlling interest subject to possible redemption.

2023
(In thousands)
Balance, beginning of year	$—
Initial public offering	294,474
Net earnings	3,214
Nabors deemed dividends to SPAC public shareholders	5,583
Noncontrolling interest deemed dividends to SPAC public shareholders	7,993
Balance as of September 30	$311,264

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

You should consider the following key factors when evaluating these forward-looking statements:

●	geopolitical events, pandemics (including COVID-19) and other macro-events and their respective and collective impact on our operations as well as oil and gas markets and prices;

●	fluctuations and volatility in worldwide prices of and demand for oil and natural gas;

●	fluctuations in levels of oil and natural gas exploration and development activities;

●	fluctuations in the demand for our services;

●	competitive and technological changes and other developments in the oil and gas and oilfield services industries;

●	our ability to renew customer contracts in order to maintain competitiveness;

●	the existence of operating risks inherent in the oil and gas and oilfield services industries;

●	the possibility of the loss of one or a number of our large customers;

●	the amount and nature of our future capital expenditures and how we expect to fund our capital expenditures;

●	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems;

●	the impact of long-term indebtedness and other financial commitments on our financial and operating flexibility;

●	our access to, and the cost of, capital, including the impact of a downgrade in our credit rating, covenant restrictions, availability under our secured revolving credit facility, future issuances of debt or equity securities and the global interest rate environment;

●	our dependence on our operating subsidiaries and investments to meet our financial obligations;

●	our ability to retain skilled employees;

●	our ability to complete, and realize the expected benefits of, strategic transactions;

●	changes in tax laws and the possibility of changes in other laws and regulations;

●	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in any of the countries in which we do business;

●	global views on and the regulatory environment related to energy transition and our ability to implement our energy transition initiatives;

●	potential long-lived asset impairments;

●	the possibility of changes to U.S. trade policies and regulations including the imposition of trade embargoes, sanctions or tariffs; and

●	general economic conditions, including the capital and credit markets.

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

During 2022, global oilfield activity substantially returned to pre-COVID levels. Since late 2022, global energy commodity markets have experienced higher levels of volatility, in part due to the disruptions and effects of the war in Ukraine. In the U.S., operators generally reacted to the conflict by reducing their drilling activity. Recent production actions announced by certain large international oil producers have been supportive of both oil prices and oil-focused activity broadly, especially in international markets. Natural gas prices, particularly in the United States, have declined significantly since the third quarter of 2022. In turn, gas-directed activity decreased. More recently, the anticipated completion of several large liquified natural gas terminals currently under construction on the U.S. Gulf Coast has in part led to an increase in natural gas prices. The increase in natural gas demand from these facilities and in natural gas prices could lead to greater demand for related oilfield services.

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

NETC Merger Agreement

In February 2023, NETC entered into a definitive agreement for a business combination with Vast, a development-stage company specializing in the design and manufacturing of concentrated solar thermal power (CSP) systems. The agreement is subject to certain customary closing conditions, and is expected to close in the fourth quarter.

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

Comparison of the three months ended September 30, 2023 and 2022

Operating revenues for the three months ended September 30, 2023 totaled $734.0 million, representing an increase of $39.8 million, or 6%, compared to the three months ended September 30, 2022. For a more detailed description of operating results, see Segment Results of Operations below.

Net loss attributable to Nabors totaled $48.9 million ($6.36 loss per diluted share) for the three months ended September 30, 2023 compared to a net loss attributable to Nabors of $13.8 million ($1.80 per diluted share) for the three months ended September 30, 2022, or a $35.1 million increase in net loss. The increase in net loss is attributable to the absence of gains related to mark-to-market activity for the common share warrants in the current year that were present in the prior year which contributed approximately $41.7 million to the decrease in net income. See Other Financial Information —Other, net below for additional discussion.

General and administrative expenses for the three months ended September 30, 2023 totaled $62.2 million, representing an increase of $4.6 million, or 8%, compared to the three months ended September 30, 2022. This is reflective of increases in workforce costs and general operating costs as market conditions have improved and operating levels have increased.

Research and engineering expenses for the three months ended September 30, 2023 totaled $14.0 million, representing an increase of $0.6 million, or 5%, compared to the three months ended September 30, 2022. This is primarily reflective of an increase in research and development activities, along with increased engineering support costs for the higher general operating activity levels as market conditions have improved.

Depreciation and amortization expense for the three months ended September 30, 2023 was $161.3 million, representing a decrease of $8.5 million, or 5%, compared to the three months ended September 30, 2022. The decrease is a result of the limited capital expenditures over recent years coupled with a higher amount of older assets reaching the end of their useful lives.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	September 30,
	2023	2022	Increase/(Decrease)

U.S. Drilling
Operating revenues	$276,385	$297,178	$(20,793)	(7)%
Adjusted operating income (loss) (1)	$49,582	$37,776	$11,806	31%
Average rigs working (2)	80.4	99.8	(19.4)	(19)%

International Drilling
Operating revenues	$344,780	$306,355	$38,425	13%
Adjusted operating income (loss) (1)	$9,862	$(907)	$10,769	n/m (3)
Average rigs working (2)	77.2	74.6	2.6	3%

Drilling Solutions
Operating revenues	$72,831	$61,981	$10,850	18%
Adjusted operating income (loss) (1)	$25,341	$20,099	$5,242	26%

Rig Technologies
Operating revenues	$61,437	$50,496	$10,941	22%
Adjusted operating income (loss) (1)	$4,995	$3,412	$1,583	46%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 11—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

(3)	The percentage is so large that it is not meaningful.

U.S. Drilling

Operating revenues for our U.S. Drilling segment decreased by $20.8 million or 7% during the three months ended September 30, 2023 compared to the corresponding period in 2022. The decrease in operating revenues was due to a 19% decrease in average rigs working offset by an increase in average day rates since the third quarter of 2022. Despite the decrease in operating revenues, adjusted operating income increased by $11.8 million due to lower operating costs as a result of the decrease in average rigs working and from slightly lower depreciation due to the limited capital expenditures over recent years.

International Drilling

Operating revenues for our International Drilling segment during the three months ended September 30, 2023 increased by $38.4 million or 13% compared to the corresponding prior year period. This increase was due to a 3% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our drilling services have increased since the prior year. The increase is also attributable to an increase in day rates, as pricing for our services has improved since the third quarter of 2022.

Drilling Solutions

Operating revenues for this segment increased by $10.9 million or 18% during the three months ended September 30, 2023 compared to the corresponding period in 2022 as market conditions and demand for our services have improved.

Rig Technologies

Operating revenues for our Rig Technologies segment increased by $10.9 million or 22% during the three months ended September 30, 2023 compared to the corresponding period as market conditions and demand for our services have improved since the prior year.

Other Financial Information

Interest expense

Interest expense for the three months ended September 30, 2023 was $44.0 million, representing an increase of $0.2 million compared to the three months ended September 30, 2022. The increase was primarily due to an increase in our effective interest rate levels on our outstanding debt throughout the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Other, net

Other, net for the three months ended September 30, 2023 was a loss of $35.5 million compared to a $26.0 million gain for the three months ended September 30, 2022 representing a $61.5 million increase in loss. The $35.5 million of loss during the three months ended September 30, 2023 primarily consisted of $13.7 million from increases in litigation reserves, $7.9 million from mark-to-market losses on the common share warrants, $7.1 million in losses on sales and disposals of long-lived assets and $4.9 million in foreign currency transaction losses. In comparison, the amount during the three months ended September 30, 2022 primarily consisted of $34.0 million recognized related to mark-to-market gains on the common stock warrants, partially offset by $4.7 million in losses on sales and disposals of long-lived assets and $4.3 million due to increases in litigation reserves.

Income tax

Our worldwide tax expense for the three months ended September 30, 2023 was $10.5 million compared to $12.4 million for the three months ended September 30, 2022. The decrease in tax expense was primarily attributable to the change in amount and geographic mix of our pre-tax earnings (losses).

Comparison of the nine months ended September 30, 2023 and 2022

Operating revenues for the nine months ended September 30, 2023 totaled $2.3 billion, representing an increase of $0.4 billion, or 20%, compared to the nine months ended September 30, 2022. All of our operating segments experienced an increase in operating revenues over this period. For a more detailed description of operating results, see Segment Results of Operations below.

Net income attributable to Nabors totaled $4.9 million ($2.79 loss per diluted share) for the nine months ended September 30, 2023 compared to a net loss attributable to Nabors of $281.2 million ($32.72 per diluted share) for the nine months ended September 30, 2022, or a $286.1 million increase in net income. The increase in net income is attributable to improved market conditions, which has resulted in an increase of approximately $234.2 million in adjusted operating income across all of our segments from the prior year. In addition, gains related to mark-to-market activity for the common share warrants during the nine months ended September 30, 2023 contributed approximately $107.3 million to the increase in net income. See Other Financial Information —Other, net below for additional discussion.

General and administrative expenses for the nine months ended September 30, 2023 totaled $187.1 million, representing an increase of $17.7 million, or 10%, compared to the nine months ended September 30, 2022. This is reflective of increases in workforce costs and general operating costs as market conditions have improved and operating levels have increased.

Research and engineering expenses for the nine months ended September 30, 2023 totaled $42.4 million, representing an increase of $6.3 million, or 18%, compared to the nine months ended September 30, 2022. This is primarily reflective of an increase in research and development activities, along with increased engineering support costs for the higher general operating activity levels, as market conditions have improved.

Depreciation and amortization expense for the nine months ended September 30, 2023 was $484.1 million, representing a decrease of $12.2 million, or 2%, compared to the nine months ended September 30, 2022. The decrease is a result of the limited capital expenditures over recent years coupled with a higher amount of older assets reaching the end of their useful lives.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Nine Months Ended
	September 30,
	2023	2022	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$941,867	$767,769	$174,098	23%
Adjusted operating income (loss) (1)	$210,859	$40,213	$170,646	424%
Average rigs working (2)	89.7	95.5	(5.8)	(6)%

International Drilling
Operating revenues	$1,002,478	$881,705	$120,773	14%
Adjusted operating income (loss) (1)	$22,226	$(2,629)	$24,855	945%
Average rigs working (2)	76.9	73.6	3.3	4%

Drilling Solutions
Operating revenues	$224,729	$172,042	$52,687	31%
Adjusted operating income (loss) (1)	$80,830	$53,068	$27,762	52%

Rig Technologies
Operating revenues	$183,481	$132,326	$51,155	39%
Adjusted operating income (loss) (1)	$13,741	$2,788	$10,953	393%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 11—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment increased by $174.1 million or 23% during the nine months ended September 30, 2023 compared to the corresponding period in 2022. The increase is primarily attributable to an increase in day rates, as pricing for our services has improved. Adjusted operating income increased by $170.6 million. The component of the revenue increase driven by the day rates contributed directly to the increase in adjusted operating income. Also, depreciation was lower due to the limited capital expenditures over recent years.

International Drilling

Operating revenues for our International Drilling segment during the nine months ended September 30, 2023 increased by $120.8 million or 14% compared to the corresponding prior year period. The increase is attributable to an increase in day rates, as pricing for our services has improved and a 4% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our drilling services have increased since the prior year.

Drilling Solutions

Operating revenues for this segment increased by $52.7 million or 31% during the nine months ended September 30, 2023 compared to the corresponding period in 2022 as market conditions and demand for our services have rebounded.

Rig Technologies

Operating revenues for our Rig Technologies segment increased by $51.2 million or 39% during the nine months ended September 30, 2023 compared to the corresponding period as market conditions and demand for our services have improved since the prior year.

Other Financial Information

Interest expense

Interest expense for the nine months ended September 30, 2023 was $135.3 million, representing an increase of $1.7 million, or 1%, compared to nine months ended September 30, 2022. The increase was primarily due to an increase in our effective interest rate levels on our outstanding debt throughout the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Other, net

Other, net for the nine months ended September 30, 2023 was a gain of $8.6 million compared to $69.0 million loss for the nine months ended September 30, 2022 representing a $77.6 million increase in income. During the nine months ended September 30, 2023, $44.3 million was from mark-to-market gains of the common share warrants and $25.2 million of gain was recognized for debt buybacks offset by $21.7 million in foreign currency transaction losses, $7.9 million in costs related to energy transition initiatives and $20.8 million from increases in litigation reserves. In comparison, the amount during the nine months ended September 30, 2022 primarily consisted of $59.7 million mark-to-market losses for the common share warrants and $12.5 million from increases in litigation reserves. In addition, there were $4.1 million in foreign currency gains and $3.2 million related to net gains on debt buybacks.

Income tax

Our worldwide tax expense for the nine months ended September 30, 2023 was $60.0 million compared to $35.4 million for the nine months ended September 30, 2022. The increase in tax expense was primarily attributable to the change in amount and geographic mix of our pre-tax earnings (losses).

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under our revolving credit facility and cash generated from operations. As of September 30, 2023, we had cash and short-term investments of $406.6 million and working capital of $431.9 million. As of December 31, 2022, we had cash and short-term investments of $452.3 million and working capital of $404.2 million.

On September 30, 2023, we had no borrowings outstanding under the 2022 Credit Agreement, which has a total borrowing capacity of $350.0 million. We had $45.7 million of letters of credit outstanding under the 2022 Credit Agreement as of September 30, 2023.

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

The facility matures on the earlier of (a) January 21, 2026 and (b) to the extent any principal amount of Nabors Delaware’s existing 5.75% senior notes due 2025 remains outstanding on the date that is 90 days prior to the applicable maturity date for such indebtedness, then such 90th day.

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

We had 11 letter-of-credit facilities with various banks as of September 30, 2023. Availability under these facilities as of September 30, 2023 was as follows:

September 30,
2023
(In thousands)
Credit available	$428,906
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	106,061
Remaining availability	$322,845

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

The amount available for purchase under the A/R Agreements fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreements is $250.0 million and the amount of receivables purchased by the third-party Purchasers as of September 30, 2023 was $174.0 million.

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

Purchase commitments outstanding at September 30, 2023 totaled approximately $370.6 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the nine months ended September 30, 2023 and 2022 below.

Operating Activities. Net cash provided by operating activities totaled $455.9 million during the nine months ended September 30, 2023, compared to net cash provided of $301.1 million during the corresponding 2022 period. Operating cash flows are our primary source of capital and liquidity. Cash from operating results (before working capital changes) was $489.0 million for the nine months ended September 30, 2023, an increase of $193.5 million when compared to $295.5 million in the corresponding 2022 period. This was due to the increase in activity across our business for the nine-month period ended September 30, 2023 compared to the nine-month period ended September 30, 2022. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are also significant factors affecting operating cash flows and can be highly volatile in periods of increasing or decreasing activity levels. Changes in working capital items used $33.1 million in cash flows during the nine months ended September 30, 2023, a $38.7 million unfavorable change as compared to the $5.6 million in cash flows provided by working capital in the corresponding 2022 period.

Investing Activities. Net cash used for investing activities totaled $429.0 million during the nine months ended September 30, 2023 compared to net cash used of $267.0 million during the corresponding 2022 period. Our primary use of cash for investing activities is capital expenditures for rig-related enhancements, new construction and equipment, and sustaining capital expenditures. During the nine months ended September 30, 2023 and 2022, we used cash for capital expenditures totaling $406.7 million and $272.1 million, respectively.

During the nine months ended September 30, 2023, we received $9.7 million in proceeds from asset sales. We also invested $11.1 million in companies that focus on energy transition related technologies. During the nine months ended September 30, 2022, we received $24.0 million in proceeds from asset sales. We also invested $19.0 million in companies that focus on energy transition related technologies.

Financing Activities. Net cash provided by financing activities totaled $54.2 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, we received proceeds of $250.0 million from issuance of the 1.75% Exchangeable Notes and repaid $296.5 million of outstanding long-term debt. We received $305.0 million from the public offering of NETC II and made a distribution of $186.9 million from the Trust Account to NETC stockholders who exercised their right to redemption of their shares.

Net cash used by financing activities totaled $602.5 million during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, we repaid $460.0 million in net amounts under our revolving credit facility and $133.9 million of long-term debt.

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries

Nabors Delaware is an indirect, wholly owned subsidiary of Nabors. Nabors fully and unconditionally guarantees the due and punctual payment of the principal of, premium, if any, and interest on Nabors Delaware’s registered notes, which, as of September 30, 2023, are its 5.75% Senior Notes due 2025 (the “Registered Notes”), and any other obligations of Nabors Delaware under the Registered Notes when and as they become due and payable, whether at maturity, upon redemption, by acceleration or otherwise, if Nabors Delaware is unable to satisfy these obligations. Nabors’ guarantee of Nabors Delaware’s obligations under the Registered Notes are its unsecured and unsubordinated obligation and have the same ranking with respect to Nabors’ indebtedness as the Registered Notes have with respect to Nabors Delaware’s indebtedness. In the event that Nabors is required to withhold or deduct on account of any Bermudian taxes due from any payment made under or with respect to its guarantees, subject to certain exceptions, Nabors will pay additional amounts so that the net amount received by each holder of Registered Notes will equal the amount that such holder would have received if the Bermudian taxes had not been required to be withheld or deducted.

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

Summarized combined Balance Sheet and Income Statement information for the Obligated Group follows:

	September 30,	December 31,
Summarized Combined Balance Sheet Information	2023	2022

	(In thousands)
Assets
Current Assets	$1,332	$2,578
Non-Current Assets	468,289	458,232
Noncurrent assets - affiliates	5,906,547	5,733,274
Total Assets	$6,376,168	$6,194,084

Liabilities and Stockholders’ Equity
Current liabilities	$46,686	$79,941
Noncurrent liabilities	2,637,307	2,698,835
Total Liabilities	2,683,993	2,778,776
Stockholders’ Equity	3,692,175	3,415,308
Total Liabilities and Stockholders’ Equity	$6,376,168	$6,194,084

	Nine Months Ended	Year Ended
	September 30,	December 31,
Summarized Combined Income Statement Information	2023	2022

	(In thousands)
Total revenues, earnings (loss) from consolidated affiliates and other income	$(231,248)	$(148,523)
Income (loss), net of tax	(301,423)	(420,492)
Net income (loss) attributable to Nabors	(301,423)	(420,492)

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2023	2024	2025	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$4,370	29,642	60	13,772	$47,844

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2022 Annual Report. Other than changes in the fair value of our warrants due to changes in trading values as discussed in “Note 6 Shareholders’ Equity” to our Condensed Consolidated Financial Statements, there were no material changes in our exposure to market risk during the nine months ended September 30, 2023 from those disclosed in our 2022 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common shares to satisfy tax withholding obligations in connection with grants of share awards during the three months ended September 30, 2023 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
July 1 - July 31	1	$114.04	—	278,914
August 1 - August 31	—	$—	—	278,914
September 1 - September 30	—	$—	—	278,914

(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2013 Stock Plan and 2016 Stock Plan. Each of the 2016 Stock Plan, the 2013 Stock Plan, the 2003 Employee Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through September 30, 2023, we repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of September 30, 2023, we had $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of September 30, 2023, our subsidiaries held 1.2 million of our common shares.

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	October 27, 2023