Form 10-K
period 2023-12-31
NABORS INDUSTRIES LTD
filed 2024-02-12
CIK 1163739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the 9,008,614 common shares held by non-affiliates of the registrant outstanding as of the last business day of our most recently completed second fiscal quarter, June 30, 2023, based on the closing price of our common shares as of such date of $93.03 per share as reported on the New York Stock Exchange, was $838,071,360. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding as of February 6, 2024 was 9,472,048 excluding 1,161,283 common shares held by our subsidiaries, or 10,633,331 in the aggregate.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the definitive Proxy

Statement to be distributed in connection with our 2024 Annual General Meeting of Shareholders (Part III).

NABORS INDUSTRIES LTD.

Form 10-K Annual Report

For the Year Ended December 31, 2023

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

With operations in over 15 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of December 31, 2023 included:

●	291 actively marketed rigs for land-based drilling operations in the United States and various countries throughout the world; and

●	28 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

The following table presents our average rigs working (a measure of activity and utilization over the year) for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Average Rigs Working:
U.S. Drilling	86.3	97.2	67.9
Canada Drilling	—	—	9.0
International Drilling	77.6	74.2	75.7
	163.9	171.4	152.6

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

U.S. Drilling

Nabors operates one of the largest land-based drilling rig fleets in the U.S. We continue to drive innovation and integration in the industry. Nabors offers a full suite of advanced solutions including performance software and automation technologies. We are active in the major hydrocarbon basins across the Lower 48 market and Alaska as well as offshore in the Gulf of Mexico. Our marketed U.S. fleet as of December 31, 2023 consists of 166 AC rigs, which use alternating electrical current in order to make ultra fine adjustments to optimize drilling, 9 SCR land rigs, legacy rigs using direct current silicon-controlled rectifiers to drive motors, and 12 offshore platform rigs.

Since we introduced our first AC land rig in 2002, we have continued to develop industry-leading breakthroughs. As the industry shifted to multi-well pad drilling, we anticipated the demand for greater efficiencies and adaptability for batch drilling on multi-well drilling pads. As a result, we developed our PACE® drilling rigs. In 2013, we introduced our PACE®-X800 rig equipped with an advanced walking system with multidirectional capabilities that enables the rig to move efficiently over multiple wellheads on a pad. Because the rig’s ancillary equipment is integrated within the rig, it moves easily between adjacent rows of wells. In 2016, we introduced our PACE®-M800 and PACE®-M1000 rigs which complement our existing PACE®-X800 rigs. Both versions of the M-series are designed to move rapidly between pads.

In recent years we have developed and deployed a full suite of technology supporting Nabors and third-party rigs. Demonstrating Nabors technology leadership, we employ automation to improve safety, increase efficiencies and build agility for our customers. See “—Drilling Solutions” below for more information.

Canada Drilling

In July 2021, we closed on the sale of our Canada Drilling assets.

International Drilling

We operate in major international oil and gas markets, primarily in the Middle East and Latin America, most notably Saudi Arabia, Argentina, Colombia and Mexico. Many of our rigs are designed to address the challenges of working in specific operating environments, such as desert climates, mountainous regions, and tropical zones.

As of December 31, 2023, our international fleet consisted of 116 land-based drilling rigs and 16 actively marketed platforms rigs in the international offshore drilling markets.

Drilling Solutions

Nabors Drilling Solutions (“NDS”) offers specialized drilling technologies, such as proprietary drilling-bit steering systems and rig instrumentation software that enhance drilling performance and wellbore placement.

Our tools are ideal for applications where high reliability, precise wellbore placement and drilling efficiency are required. Impactful NDS products and services include:

●	ROCKit®, a directional steering control system that increases performance while slide drilling, through drill string oscillation and precise toolface control;

●	SmartNAV™, a collaborative guidance and advisory platform that delivers automated directional drilling information and instructions to drive consistent decision making, transparency, and improved performance;

●	SmartSLIDE™ , an advanced directional steering control system that automates slide drilling to consistently deliver high performance; and

●	RigCLOUD®, a digital infrastructure that integrate applications to deliver real-time insight into operations across the rig fleet.

Nabors offers a full range of tubular running services (“TRS”). TRS primarily includes casing running, tubing running and torque monitoring. Nabors also offers managed pressure drilling (“MPD”) services that expands the capability of rigs to drill wells in otherwise challenging formations. Our proprietary software empowers the driller to deliver these services with consistency and repeatability. Both TRS and MPD integrate with the rig, eliminating the need for third party service providers and thereby improving efficiencies and reducing cost.

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

NDS and Rig Technologies’ portfolio of services and capabilities are available to third-party customers both in domestic and international markets.

Our Business Strategy

Our business strategy is to build shareholder value and enhance our competitive position by:

●	leveraging our existing global infrastructure and leading operating performance to capitalize on growth opportunities;

●	enhancing our technology position and advancing drilling technology both on the rig and downhole;

●	expanding our portfolio of value-added services to our customers;

●	investing in alternative energy and carbon reduction technologies;

●	achieving superior operational and health, safety and environmental performance; and

●	achieving financial returns in excess of our cost of capital.

We believe we deploy the most capable and modern rig fleet in the Lower 48 market. Our customer base recognizes the quality of our assets, the competency of our crews, our industry leading operational performance and the value added by our performance software and our services integration.

We believe our drilling technology portfolio positions us well to address the changing market dynamic both in the United States and internationally. In recent years, we have added complementary services to our traditional rig offering, in many cases replacing third-party providers of these same services.

Drilling Contracts

Our drilling contracts are typically daywork contracts. A daywork contract generally provides for a basic rate per day when drilling (the dayrate for providing a rig and crew) and for lower rates when the rig is moving between drilling locations, or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond our control. In addition, daywork contracts may provide for a lump-sum fee for the mobilization and demobilization of the rig, which in most cases approximates our anticipated costs. While daywork contracts represent the bulk of our relationships, we also have footage contracts (in which the drilling contractor is paid on the basis of a rate per foot drilled) and turnkey contracts (in which the drilling contractor is paid for drilling a well to a specified depth for a fixed price). We also offer performance enhancing drilling services, performance software and equipment such as managed pressure services, directional drilling, rotary steering systems and measurement while drilling. These additional products and services are additive to our rig charges.

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

Our Customers

Our customers include major international, national and independent oil and gas companies. One customer, Saudi Aramco, accounted for approximately 26%, 26% and 31% of our consolidated operating revenues during the years ended December 31, 2023, 2022 and 2021, respectively, which operating revenues are primarily included in the results of our International Drilling reportable segment. Our contracts with Saudi Aramco are on a per rig basis. These contracts are primarily operated through SANAD, our joint venture with Saudi Aramco. See Part I, Item 1A.—Risk Factors—The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.

Human Capital

As of December 31, 2023, Nabors employed approximately 12,000 employees worldwide, approximately 7,900 of which are located outside the United States.

Diversity

As a global company focused on internal collaboration to achieve common goals and external partnerships to optimize customer value, Nabors believes a diverse workforce is key to our overall success. We continue to enhance our diverse work environment that welcomes all backgrounds, ethnicities, and experiences. Our employee base currently represents different 89 nationalities. Based on our most recent employee engagement survey, we learned that:

●	42% of our workforce is comprised of minority groups with minorities comprising 37% of management (7% increase from 2022).
●	8% of our workforce identifies as female (3% increase from 2022), with 19% of them holding management positions (8% increase from 2022).

Talent Management

Nabors is committed to gender and ethnicity balance in its hiring practices and workplaces. By implementing strategic recruiting efforts, employee development streams and retention, we have made progress that outpaces the industry. A few notable 2023 successes include:

●	58% of U.S. Selling, General and Administrative (SGA) and Field Support workforce hires were racially diverse;
●	Over 20% reduction in female attrition among SGA and Field Support workforce since 2022; and
●	A 2023 employee engagement survey indicated employees viewed their current teams as diverse.

Our talent management team focused their efforts on career development across the entire organization, with the following notable successes:

●	Completed and reviewed succession planning for 100% of executives, directors and managers;
●	Started succession planning for the supervisor level and achieved over 51%;
●	Over 67% of critical role vacancies were filled with internal successors;
●	Strongest in-person and online participation over 3 years in the Evolving Your Career series which included 2 sessions with senior leadership;
●	In the second year of our ACE (Actively Changing Energy) program, Cohort 2 comprised of recently graduated STEM professionals, with a noteworthy 100% representation from diverse communities; and
●	Created professional development plans for 83 high-potential technical and functional experts, over 54% representing diverse communities.

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

Successes experienced in 2023 include:

●	Diversity and inclusion training was provided to U.S. field operations-based workforce achieving 93% compliance;
●	Achieved 97% compliance with all safety-related training;
●	Achieved 97% compliance with four new Journey to Excellence training modules;
●	Achieved 98% compliance with a new Code of Business Conduct training published in four languages: Arabic, English, Russian, and Spanish; and
●	Increased drilling crew field-based competency levels by 35% and verified crew competence by completing over 2,314 formal assessments.

Educational Assistance

In 2009, our former Chairman and CEO, Eugene M. Isenberg, established the Isenberg Education Fund Scholarship Program to provide educational assistance to talented, high-achieving individuals who demonstrate strong academic performance, dedicated community service, and financial need. This aid is available to qualified employees and their family members. This year, 69% of the applicants met all requirements and received monetary awards for their fall semester education.

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

Workplace Health and Safety

Safety is one of our core values. Through our Journey to Excellence, we take a risk-based approach by ensuring our employees have access to preventative policies, procedures, programs, and training as they strive towards Mission Zero.

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

In addition to price, other competitive factors in the markets we serve are the overall quality of service and safety record, the technical specification and condition of equipment, the availability of skilled personnel, the ability to offer ancillary services and the environmental and technological friendliness of our products and services. Our drilling business is subject to certain additional competitive factors. For example, we believe our ability to deliver rigs with new technology and features and, in certain international markets, our experience operating in certain environments and strong customer relationships have been significant factors in the selection of Nabors for the provision of drilling services. We expect that the market for our drilling services will continue to be highly competitive. See Part I, Item 1A.—Risk Factors—We operate in a highly competitive industry with excess drilling capacity, which may adversely affect our results of operations.

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

Significant competitors in our U.S. Drilling segment include Helmerich & Payne Inc., Patterson-UTI Energy Inc., Precision Drilling Corp., and Ensign Energy Services Inc. In the U.S. Lower 48 land drilling market, we also compete with numerous smaller or regional drilling contractors. In our International segment, significant competitors with operations in multiple countries include KCA Deutag Drilling Limited, as well as many contractors with regional or local rig operations.

Our Rig Technologies segment competes primarily with NOV, KCA Deutag, and several smaller rig equipment suppliers. Our Drilling Solutions segment competes with services provided by NOV, Pason, Baker Hughes Co., Halliburton Co., SLB, Expro Group Holdings NV, Weatherford International plc., as well as several of our drilling competitors and smaller, specialized service providers.

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

Sustainability

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

Environmental Compliance

We do not anticipate that compliance with currently applicable environmental laws and regulations and controls will significantly change our competitive position, capital spending or earnings during 2024. We believe we are in material compliance with applicable environmental laws and regulations and that the cost of such compliance is not material to our business or financial condition. For a more detailed description of the environmental laws and regulations applicable to our operations, see Part I, Item 1A.—Risk Factors—Changes to or noncompliance with laws and regulations or exposure to environmental liabilities could adversely affect our results of operations.

Energy Transition

Nabors has a fast-growing portfolio of technologies designed to drive energy efficiency and emissions reductions for the Company and its customers.  Our portfolio of energy transition related technologies includes real-time emissions monitoring quantification and reporting and analytics software, engine management controls, energy storage systems, and hydrogen technologies, as well as solutions that enable use of high-line power and dual-fuels.

In addition, Nabors has invested in venture opportunities in several high potential markets addressing carbon reduction. Our initial investments focus on alternative energy sources such as geothermal, hydrogen, energy storage and carbon capture, including utilization and sequestration technologies and emissions monitoring. For example, in February 2023, Nabors Energy Transition Corp. (“NETC”) entered into a definitive agreement for a business combination, with one such investment target, Vast Solar Pty. Ltd. (“Vast”), a development-stage company specializing in the design and manufacturing of concentrated solar thermal power (CSP) systems. The business combination was completed on December 18, 2023 with NETC merging with and into a wholly owned subsidiary of Vast. Following the merger, Nabors now has a significant non-controlling equity investment in Vast.

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

Our operations, demand for our services, and the rates we are able to charge for such services depend on the level of spending by oil and gas companies for exploration, development and production activities. Both short-term and long-term trends in oil and natural gas prices affect these activity levels. Oil and natural gas prices, as well as the level of drilling, exploration and production activity, have been highly volatile for several years and are expected to continue to be volatile for the foreseeable future. Declines in oil prices are primarily caused by, among other things, an excess of supply of crude oil in relation to demand, in addition to significant shocks to regional and global economies such as the COVID-19 pandemic and regional and global conflicts, especially in significant oil-producing regions around the world. Worldwide military, political, public health, and economic events, including initiatives by the Organization of Petroleum Exporting Countries (“OPEC”) and OPEC+, uncertainty in capital and commodities markets, and the ability of oil and natural gas producers to access capital, and the extent to which they are willing or able to deploy capital, affect both the supply of and demand for oil and natural gas. In addition, weather conditions, governmental regulation (both in the United States and elsewhere) related to the development/production and use of oil and natural gas, levels of consumer demand for oil and natural gas, general and global economic conditions, oil and gas production levels by non-OPEC countries, decisions by oil and gas producers to continue producing oil and gas despite excess supply, the availability and demand for drilling equipment and pipeline capacity, availability and pricing of alternative energy sources, as well as governmental programs that incentivize the use of alternative energy, public perception of fossil fuel use and other factors beyond our control may also affect the supply of and demand for oil and natural gas, and thereby affect the price of oil and natural gas.

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

Accidents may occur, we may be unable to obtain desired contractual indemnities, and our insurance may prove inadequate in certain cases. The occurrence of an event for which we are not sufficiently insured or indemnified, or the failure or inability of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses that could adversely affect our business, financial condition and liquidity. In addition, insurance may not be available to cover certain risks, including war and political risks. Even if available, insurance may be inadequate or insurance premiums or other costs may increase significantly in the future, making insurance prohibitively expensive. We expect to continue facing upward pressure in our insurance renewals, our premiums and deductibles may be higher, and some insurance coverage may either be unavailable or more expensive than it has been in the past. Moreover, our insurance coverage generally provides that we assume a portion of the risk in the form of a deductible or self-insured retention. We may choose to increase the levels of deductibles (and thus assume a greater degree of risk) from time to time in order to minimize our overall costs, which could exacerbate the effect of our losses on our financial condition and liquidity. In addition, our safety record is a competitive advantage for us and if one or more incidents were to occur it could significantly affect this advantage.

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

In 2023, 2022 and 2021, we received approximately 37%, 36% and 44%, respectively, of our consolidated operating revenues from our three largest contract drilling customers (including their affiliates), with our largest customer and partner in our SANAD joint venture, Saudi Aramco, representing 26%, 26% and 31% of our consolidated operating revenues, respectively, for these periods. Replacing significant customers is difficult, and it is unlikely we would be able to replace such a loss in revenue from a single or a few larger customers, especially Saudi Aramco. The loss of one or more of our larger customers would have a material adverse effect on our business, financial condition, results of operations and ability to meet our obligations. In addition, if a significant customer experiences liquidity constraints or other financial difficulties it may be unable to make required payments to us or seek to renegotiate contracts, which could adversely affect our liquidity and profitability. Financial difficulties experienced by customers could also adversely affect our utilization rates in the affected market and may cause our counterparties to seek modifications to our contracts with them. Furthermore, potential consolidation among oil and natural gas exploration and production companies may reduce the number of available customers.

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

The initiation of conflicts in certain regions or by certain agitators, including, but not limited to, the invasion of Ukraine by Russia or the conflicts in the Middle East and around the Red Sea, can have an adverse effect on us should they become more intense and/or widespread. In addition, conflicts have led to and could lead to the imposition of sanctions that could limit our ability to operate in certain regions. See, for example, “—Our business may be affected by changes in applicable sanctions or export controls laws and regulations, including those targeting Russia.”

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

We conduct some operations through joint ventures, from which we derived 24% of our operating revenue during 2023. As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions, the joint venture operating in a manner that is contrary to our preference or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any non-performance, default, or bankruptcy of our joint venture partners. Certain of these actions could have adverse consequences for us, legal or regulators issues in the region and/or reputational harm, including our attractiveness as a partner in other regions. These factors could have a material adverse effect on the business and results of operations of our joint ventures and, in turn, our business and consolidated results of operations.

Failure to realize the anticipated benefits of acquisitions, divestitures, investments, joint ventures and other strategic transactions may adversely affect our business, results of operations and financial position.

We undertake from time to time acquisitions, divestitures, investments, joint ventures, alliances and other strategic transactions that we expect to further our business objectives. The anticipated benefits of acquisitions, divestitures, investments, joint ventures and other strategic transactions may not be fully realized, or may be realized more slowly than expected, and may result in operational and financial consequences, including, but not limited to, the loss of key customers, suppliers or employees, or the disposition of certain assets or operations, which may have an adverse effect on our business, financial condition and results of operations.

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

We have developed, and will continue to develop and set, goals, targets, or other objectives related to sustainability matters. Statements related to these goals, targets and objectives reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives expose us to numerous operational, reputational, financial, legal, and other risks. Our ability to achieve any stated goal, target, or objective, including with respect to emissions reduction, is subject to numerous factors and conditions, some of which are outside of our control. Some factors include, but are not limited to, (i) the extent to which our customers’ decisions directly impact, relate to, or influence the use of our equipment that creates the emissions we report, (ii) the availability and cost of low- or non-carbon-based energy sources and technologies, (iii) evolving regulatory requirements affecting sustainability standards or disclosures, and (iv) the availability of suppliers that can meet our sustainability and other standards. In addition, standards for tracking and reporting on sustainability matters, including climate-related matters, have not been harmonized and continue to evolve. Our processes and controls for reporting sustainability matters may not always comply with evolving and disparate standards for identifying, measuring, and reporting such metrics and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. Our business may also face increased scrutiny from investors and other stakeholders related to our sustainability activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure or perceived failure to pursue or fulfill our sustainability-focused goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation.

We will be subject to a number of uncertainties during the timeframe when Nabors Energy Transition Corporation II (“NETC II”) pursues a business combination, which could adversely affect our business, financial condition, results of operations, cash flows and share price.

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

In 2021, we recognized impairment charges of $60.5 million related to tangible assets and equipment. Prolonged periods of low utilization or low dayrates, the cold stacking of idle assets, the sale of assets below their then-carrying value or the decline in market value of our assets may cause us to experience further losses. If future cash flow estimates, based upon information available to management at the time, including oil and gas prices and expected utilization levels, indicate that the carrying value of any of our rigs may not be recoverable or if we sell assets for less than their then carrying value, we may recognize additional impairment charges on our fleet, which could adversely affect our business, financial condition, results of operations and cash flows.

Our financial and operating flexibility could be affected by our long-term debt and other financial commitments.

The 2022 Credit Agreement (as defined) is secured with a first lien security interest on all land drilling rigs and related equipment, spare parts and inventory in the contiguous United States. As of December 31, 2023, we had no borrowings under this facility. Under the facility, we are required to maintain an “interest coverage ratio” of no less than 2.50:1.00 as of the last day of the fiscal quarter ending December 31, 2023, with such ratio periodically increasing in increments of 0.125:1.00 to a minimum interest coverage ratio of 2.75:1.00 as of the fiscal quarter ending June 30, 2024. We are also required to maintain a “minimum guarantor value” of no less than 90% at all times. The interest coverage ratio is defined to mean the ratio of (i) EBITDA for the latest four fiscal quarters for which financial statements are required to have been delivered to (ii) the interest expense for the latest four fiscal quarters for which financial statements are required to have been delivered. The minimum guarantor value is defined to mean the percentage of book value of, minus depreciation and amortization on, property, plant and equipment owned by Nabors and its subsidiaries, that is directly or indirectly owned by the guarantors of the 2022 Credit Agreement (other than Nabors) and their wholly owned subsidiaries. The interest coverage ratio and the minimum guarantor value requirement are not measures of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies.

As of December 31, 2023, our consolidated total outstanding indebtedness was $3.1 billion. We also have various financial commitments, such as leases, contracts and purchase commitments. Our ability to service our debt and other financial obligations depends in large part upon the level of cash flows generated by our operating subsidiaries’ operations, our ability to monetize and/or divest non-core assets, availability under the 2022 Credit Agreement and our ability to access the capital markets and/or other sources of financing. Our amount of indebtedness may make it more difficult to borrow funds in the future. In addition, if we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or reduce funding in the future for working capital, capital expenditures and general corporate purposes, any of which could negatively affect our stock price or financial condition.

Volatility in prices of goods and services and interest rates could expose us to risks in managing our operating and capital costs.

In 2023, inflationary pressures, supply chain constraints and generally improved economic conditions increased our costs for commodities, labor, energy and other components necessary to operate our business. Throughout 2022 and 2023, in an effort to combat inflation, central banks throughout the world have raised, and may further raise, interest rates in response to concerns about inflation. We expect these inflationary pressures to continue to impact our margins and more generally, our business in 2024.

As a result, the interest rates on our borrowings we are charged may be significantly higher than our interest rates in prior years, which increases our cost to operate our business. In addition, the 2022 Credit Agreement bears interest at a floating rate and, to the extent we have borrowing outstanding under the facility, the borrowing will bear interest at increased rates compared to our historical rates.

Furthermore, the increased interest rates could affect our clients’ businesses and borrowing costs, which in turn could impact their ability to make payments to us, with the global nature of our operations heightening our exposure to such risks. For example, we currently have operations in Argentina. Argentina’s economy is currently considered highly inflationary under U.S. GAAP, which is defined as cumulative inflation rates exceeding 100% in the most recent three-year period. Our dayrate in Argentina is denominated in U.S. Dollars, but we are paid in Argentine Pesos. Argentina has a history of implementing currency controls, which may limit our ability to access U.S. Dollars in Argentina and repatriate cash from our operations there.

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

Although a component of our strategy is to develop and use advanced oil and natural gas drilling technology, changes in technology or improvements on existing technology by competitors could make our equipment less competitive. There can be no assurance that we will:

●	have sufficient capital resources to improve existing rigs or build new, technologically advanced drilling rigs;

●	avoid cost overruns inherent in large fabrication projects resulting from numerous factors such as shortages or unscheduled delays in delivery of equipment or materials, inadequate levels of skilled labor, unanticipated increases in costs of equipment, materials and labor, design and engineering problems, and financial or other difficulties;

●	successfully deploy idle, stacked, new or upgraded drilling rigs;

●	effectively manage the size or growth of our organization and drilling fleet;

●	develop competitive technologies or choose the right technologies to develop;

●	maintain crews necessary to operate existing or additional drilling rigs; or

●	successfully improve our financial condition, results of operations, business or prospects as a result of improving existing drilling rigs or building new drilling rigs with updated technology.

In the event that we are successful in developing new technologies for use in our business, there is no guarantee of future demand for those technologies. Customers may be financially incapable or otherwise reluctant or unwilling to adopt our new technologies or may choose competing technologies. We may also have difficulty negotiating satisfactory terms for our technology services or may be unable to secure prices sufficient to obtain expected returns on our investment in the research and development of new technologies.

Furthermore, we expect our competitors to continue to improve their own technology systems. Such improvements could potentially allow our competitors to improve their drilling efficiency and service quality. Our ability to continue to innovate our own technology infrastructure and appropriately anticipate and address our customers’ needs will affect our ability to compete.

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

Legal and Regulatory Risks

Our international business exposes us to additional risks, including risks related to international laws and regulations, and compliance obligations under the Foreign Corrupt Practices Act and other applicable anti-corruption laws.

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

The United States is a member of the Paris Agreement, a climate accord reached at the Conference of the Parties (“COP 21”) in Paris, that set many new goals, and many related policies are still emerging. The Paris Agreement requires set GHG emission reduction goals every five years beginning in 2020. Stronger GHG emission targets were set at the Conference of Parties in Glasgow (“COP 26”) in November 2021 and were reaffirmed at the Conference of Parties in Dubai (“COP 28”) in December 2023.

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

Further, the federal government and certain state governments have enacted, and are expected to continue to enact, laws and regulations that mandate or provide economic incentives for the development of technologies and sources of energy other than oil and gas, such as wind and solar. Such legislation incentivizes the development, use and investment in these technologies and alternative energy sources and could accelerate the shift away from traditional oil and gas. For example, the Inflation Reduction Act (“IRA”) of 2022 contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies. Also, in 2022, California mandated that all new passenger cars and light trucks sold in the state be electric vehicles or other emissions-free models by 2035. If these future laws and regulations result in customers reducing their production of oil and gas, they could ultimately have an adverse effect on our business and prospects.

Beyond financial and regulatory effects, the projected severe effects of climate change have the potential to directly affect our facilities and operations and those of our customers.

We are subject to complex and evolving laws and regulations regarding data privacy and security.

Governments around the world have implemented, and continue to implement, laws and regulations regarding data privacy and security, including with respect to the protection and processing of personal data. These laws and regulations vary from jurisdiction to jurisdiction, and we are obligated to comply in all jurisdictions in which we conduct business. Failure to comply with these laws and regulations could subject us to significant liability, including fines, penalties, and potential criminal sanctions. Including, for example, the European Union’s General Data Protection Regulation (“EU GDPR”). Entities in violation of the EU GDPR can face litigation regarding the processing of personal data brought by data subjects or consumer protection organizations, which can lead to corrective actions including fines and prohibitions on data processing. Similar statutes have been passed in a variety of states in the United States.

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

The Organization Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025. There are no impacts to our consolidated financial statements for the year ended December 31, 2023.

On December 18, 2023, Bermuda enacted a 15% corporate income tax regime (the “Bermuda CIT”) that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025. As a result of the Bermuda CIT, the Company’s exemption from Bermuda corporate income taxes will cease in 2025. With the enactment of the Bermuda CIT in 2023, the Company underwent an analysis to determine the tax impacts to its consolidated financial statements for the year ended December 31, 2023. Bermuda CIT allows for a beginning net operating loss balance related to the five years preceding the effective date of Bermuda CIT. We have recorded a deferred tax asset of $171.9 million for the Bermuda net operating losses generated from 2020 through 2023 with an offsetting valuation allowance of $171.9 million.

The Company’s ability to use its net operating loss carryforwards, and possibly other tax attributes, to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including future transactions involving the sale or issuance of Company equity securities, or if taxable income does not reach sufficient levels.

As of December 31, 2023, the Company reported consolidated federal net operating loss (“NOL”) carryforwards of approximately $588.9 million and certain other favorable federal income tax attributes. The Company’s ability to use its NOL carryforwards and certain other attributes may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). An ownership change generally occurs if there is a more than 50 percentage point increase in the aggregate equity ownership of the Company by one or more “5 percent shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any testing period, which is generally the three-year period preceding any potential ownership change, measured against their lowest percentage ownership at any time during such period.

There is no assurance that the Company will not experience an ownership change under Section 382 as a result of future actions that may significantly limit or possibly eliminate its ability to use its NOL carryforwards and certain other tax attributes. Potential future transactions involving the sale, issuance, redemption or other disposition of common or preferred shares or other equity-based securities, the exercise of conversion or exchange options under the terms of any convertible or exchangeable debt, the repurchase of any such debt with Company shares, in each case, by a person owning, or treated as owning, 5% or more of the Company’s shares, or a combination of such transactions, may cause or increase the possibility that the Company will experience an ownership change under Section 382. Under Section 382, an ownership change would subject the Company to an annual limitation that applies to the amount of pre-ownership change NOLs (and certain other tax attributes) that may be used to offset post-ownership change taxable income. If a Section 382 limitation applies, the limitation could cause the Company’s U.S. federal income taxes to be greater, or to be paid earlier, than they otherwise would be, and could cause a portion of the Company’s tax attributes to expire unused. Similar rules and limitations may apply for state income tax purposes. The Company’s ability to use its NOL carryforwards and other tax attributes will also depend on the amount of taxable income it generates in future periods.

Share Capital and Corporate Structure Risks

Significant issuances of common shares could adversely affect the market price of our common shares.

As of February 6, 2024, we had 32,000,000 authorized common shares, of which 10,633,331 shares were outstanding and entitled to vote, including 1,161,283 million held by our subsidiaries. In addition, 406,235 common shares were reserved for issuance pursuant to stock option and employee benefit plans, 3,937,641 shares are reserved for issuance upon exercise of outstanding warrants and 1,441,075 shares were reserved for issuance under the 1.75% senior exchangeable notes due 2029. The sale, or availability for sale, of substantial amounts of our common shares in the public market, whether directly by us or resulting from the exercise of options or warrants (and, where applicable, sales pursuant to Rule 144 under the Securities Act) or the exchange of our 1.75% Exchangeable Notes due 2029, would be dilutive to existing shareholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

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

During 2023, our stock price on the NYSE ranged from a high of $190.90 per common share to a low of $75.64 per common share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our common shares in the future.

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

Our business, results of operations and financial condition have been and may continue to be adversely affected by global public health epidemics, including COVID-19 and its’ various variants, and future adverse effects could be material and difficult to predict.

The global spread of the strain of coronavirus known as COVID-19 and its variants, which was declared a global pandemic by the World Health Organization on March 11, 2020, impacted our operations and the operations of our customers and suppliers. The outbreak triggered a sharp sell-off in energy commodities markets during the first quarter of 2020, as economic activity tumbled as a result of government impositions of mandatory closures, quarantines and other restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. Other effects of the pandemic included significant volatility and disruption of the global financial markets; adverse revenue and net income effects; disruptions to our operations, including suspension or deferral of drilling activities; customer shutdowns of oil and gas exploration and production; downward revisions to customer budgets; supply chain disruptions; inflation and other decreases in purchasing power, limitations on access to raw materials; employee impacts from illness, school closures and other community response measures; and temporary closures of our facilities or the facilities of our customers and suppliers. The extent to which our operating and financial results will continue to be affected will depend on various factors beyond our control.

Our business is subject to cybersecurity risks.

Our operations are increasingly dependent on information technologies and services, whether such systems are our own or those of our vendors, service providers or customers. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow, and include, among other things, storms and natural disasters, terrorist attacks, utility outages, theft, viruses, phishing, malware, design defects, human error, and complications encountered as existing systems are maintained, repaired, replaced, or upgraded. The techniques and sophistication used to conduct cyberattacks and compromise information technology infrastructure, as well as the sources and targets of these attacks, change and are often not recognized until such attacks are launched or have been in place for some time. In addition, there has been an increase in state-sponsored cyberattacks, which are often conducted by capable, well-funded groups. The rapid evolution and increased adoption of artificial intelligence technologies amplifies these concerns.

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

Any perceived or actual electronic or physical security breach involving the misappropriation, loss, or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our systems security, whether by us or by a third party, could disrupt our business, damage our reputation and our relationships with our customers or employees, expose us to risks of litigation, significant fines and penalties and liability, result in the deterioration of our customers’ and employees’ confidence in us, and adversely affect our business, results of operations and financial condition. Although we utilize various procedures and controls to mitigate our exposure to such risk, cybersecurity attacks and other cyber events are evolving and unpredictable. Moreover, we have no control over the information technology systems of our customers, suppliers, and others with which our systems may connect and communicate. As a result, the occurrence of a cyber incident could go unnoticed for a period time.

We do not presently maintain insurance coverage to protect against cybersecurity risks. If we procure such coverage in the future, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cyberattacks. Any breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems or loss, disclosure or misappropriation of our business information or other unintended consequences. Such cyber incidents could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity is an integral part of risk management at Nabors. We rely on our technology infrastructure and information systems to interact with clients, vendors, operate our drilling rigs, and bill, collect, and make payments. Our technology infrastructure and information systems also support and form the foundation for our accounting and finance systems and form an integral part of our disclosure and accounting control environment. Our internally developed systems and processes, as well as those systems and processes provided by third-party vendors, may be susceptible to damage or interruption from cybersecurity threats, which include any unauthorized access to our information systems that may result in adverse effects on the confidentiality, integrity, or availability of such systems or the related information. Potential cybersecurity threats include terrorist or hacker attacks, the introduction of malicious computer viruses, ransomware, falsification of banking and other information, insider risk, theft of intellectual property or other security breaches. Such attacks have become more and more sophisticated over time, especially as threat actors have become increasingly well-funded by, or themselves include, governmental actors, organized crime and hackers with significant means. We expect that sophistication of cyber-threats will continue to evolve as threat actors increase their use of artificial intelligence and machine-learning technologies.

The Board of Directors appreciates the rapidly evolving nature of threats presented by cybersecurity incidents and is committed to the prevention, timely detection, mitigation, and preparedness for recovery of any such incidents whether perpetrated on the Company or our stakeholders. The Risk Oversight Committee of our Board has direct oversight of our management of cybersecurity risks.

The Board’s active engagement in the oversight of our cybersecurity program includes:

1.	Our Enterprise Risk Management Committee receives reports on the Company’s cybersecurity program and developments from our Vice President of Information Technology and reports to the Company’s Board of Directors at each of the regularly scheduled quarterly meetings. These reports include analyses of recent cybersecurity threats and incidents across the industry, as well as a review of our own security controls, assessments and program maturity, and risk mitigation status;

2.	We have a cross-functional approach to addressing cybersecurity risk, with digital technology, legal, and the corporate audit functions presenting to the Enterprise Risk Management Committee on key cybersecurity topics; and

3.	On at least an annual basis, the full Board of Directors receives a comprehensive cybersecurity review, including director education from third-party cybersecurity experts.

Our Vice President of Information Technology, reporting to our Chief Administrative Officer, has principal responsibility for assessing and managing cybersecurity risks and threats, implementing the systems necessary to address such risks and threats and preparing updates for the Risk Oversight Committee and the Board of Directors. Our Vice President of Information Technology has over 20 years of experience in the cybersecurity field, including with implementing advanced cybersecurity and risk management strategies, audits, compliance with regulatory requirements and applying various security frameworks such as ISO 27001 and NIST. Our Senior Director of Cybersecurity reports to our Vice President of Information Technology and is responsible for the operation of our cybersecurity program and management of our cybersecurity team. Our Senior Director of Cybersecurity has over 10 years of experience in the cybersecurity field including experience with risk assessments, implementing of industry-leading security tools, conducting security reviews of system implementations and cyber risk management strategies.

The Technology and Safety Committee of the Board of Directors reviews the integrity of information technology systems, including the potential for cybersecurity threats. In addition, the Risk Oversight Committee monitors management’s identification and evaluation of major strategic, operational, regulatory, information technology, cyber security and other external risks inherent in the Company’s business. Activities include mandatory training for all employees, technical security controls, enhanced data protection, the maintenance of backup and protective systems, policy review and implementation, the evaluation of cybersecurity insurance, periodic assessments of third-party service providers to assess cyber preparedness of key vendors, and running simulated cybersecurity drills, including vulnerability scanning, penetration testing and disaster recovery exercises, throughout the organization. These cybersecurity drills are performed both in-house and by third-party service providers. We use automated tools that monitor, detect, and prevent cybersecurity risks and have a security operations center that operates 24 hours a day to alert us to any potential cybersecurity threats. The Enterprise Incident Response Team also has effected comprehensive incident response plans that outline the appropriate communication flow and response for certain categories of potential cybersecurity incidents. The Enterprise Incident Response Team escalates events, including to the Chief Executive Officer and Board of Directors, as relevant, according to pre-defined criteria.

We leverage the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) to drive strategic direction and maturity improvement and engage third-party security experts to conduct risk assessments and program enhancements. Additionally, we evaluate our controls environment annually using other relevant standards like Oil and Natural Gas Subsector Cybersecurity Capability Maturity Model.

We engage subject matter experts such as consultants to assist us in establishing processes to assess, identify, and manage potential and actual cybersecurity threats, to actively monitor our systems internally using widely accepted digital applications, processes, and controls, and to provide forensic assistance to facilitate system recovery in the case of an incident. The Enterprise Incident Response Team oversees and establishes the parameters of our engagement with these experts to ensure we obtain the supplement assistance needed in this area, if any. See Part I, Item 1A.—Risk Factors—Our business is subject to cybersecurity risks.

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

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Our common shares, par value $0.05 per share, are publicly traded on the New York Stock Exchange (the “NYSE”) under the symbol “NBR”. Our warrants are publicly traded on OTC Markets (“OTC”) under the symbol “NBRWF”.

On February 6, 2024, the closing price of our common shares as reported on the NYSE was $81.28.

Holders.

On February 6, 2024, there were approximately 1,641 shareholders of record of our common shares.

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

Issuer Purchases of Equity Securities.

The following table provides information relating to our repurchase of common shares during the three months ended December 31, 2023:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
October 1 - October 31	—	$122.11	—	278,914
November 1 - November 30	—	$92.65	—	278,914
December 1 - December 31	—	$86.82	—	278,914
(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our Amended and Restated 2016 Stock Plan. Each of the Amended and Restated 2016 Stock Plan, the 2003 Employee Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through December 31, 2023, we had repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of December 31, 2023, we had approximately $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares are held by certain of our Bermuda subsidiaries and are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of December 31, 2023, our subsidiaries held 1.2 million of our common shares.

Performance Graph

The following graph illustrates comparisons of five-year cumulative total returns among Nabors, the S&P 500 Index, S&P SmallCap 600 Index, Russell 3000 Index and Dow Jones Oil Equipment and Services Index. We present all these indices. Total return assumes $100 invested on December 31, 2018 in shares of Nabors and in the aforementioned indices noted above assuming reinvestment of dividends at the end of each calendar year, presented in the table below.

Dollars
0
50
100
150
200
2018
2019
2020
2021
2022
2023
Nabors Industries Ltd.
S&P 500 Index
S&P SmallCap 600 Index
Russell 3000 Index
Dow Jones Oil Equipment and Services Index

	As of December 31,
	2018	2019	2020	2021	2022	2023
Nabors Industries Ltd.	100	146	61	84	161	85
S&P 500 Index	100	131	156	200	164	207
S&P SmallCap 600 Index	100	123	137	173	145	169
Russell 3000 Index	100	131	158	199	161	203
Dow Jones Oil Equipment and Services Index	100	108	66	82	136	140

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

There is no reciprocal tax treaty between Bermuda and the United States. Under current Bermuda law, there is no Bermuda withholding tax on dividends or other distributions. Furthermore, no Bermuda tax is levied on the sale or transfer (including by gift and/or on the death of the shareholder) of Nabors common shares (other than by shareholders resident in Bermuda). On December 18, 2023, Bermuda enacted a 15% corporate income tax regime (the “Bermuda CIT”) that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025.

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

Since late 2022 and through 2023, global energy commodity markets have experienced high levels of volatility. In the U.S., operators generally reacted to this market by reducing their drilling activity. Recent production actions announced by certain large international oil producers have been supportive of both oil prices and oil-focused activity broadly, especially in international markets. Natural gas prices, particularly in the United States, declined significantly through 2023.

Coming into 2023 economic sentiment was overshadowed by a pervasive concern that a global recession would take hold. The U.S. Federal Reserve’s tightening of interest rates reduced capital availability in the U.S energy market. Rig counts in the U.S. Lower 48 continued to decline throughout the year. Despite the reduction in rig count, rig pricing discipline remained intact.

Entering 2024 U.S. oil and gas production has proved resilient in the face of reduced drilling activity. Internationally, we see the expansion of production capacity as well as the widespread development of unconventional resources driving an expected increase in oilfield activity across those markets.

Recent Developments

1.75% Senior Exchangeable Notes Due June 2029

In February 2023, Nabors Delaware issued $250.0 million in aggregate principal amount of 1.75% senior exchangeable notes, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 1.75% per year payable semiannually on June 15 and December 15 of each year, beginning on December 15, 2023. The notes have a maturity date of June 15, 2029.

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

NETC Merger Agreement

In February 2023, Nabors Energy Transition Corp. (“NETC”) entered into a definitive agreement for a business combination with Vast Renewables Limited (“Vast”), a development-stage company specializing in the design and manufacturing of concentrated solar thermal power (CSP) systems. The business combination was completed in December 18, 2023 with NETC merging with and into a wholly owned subsidiary of Vast. Following the merger, Nabors now has a significant non-controlling equity investment in Vast.

Nabors Energy Transition Corporation II

In July 2023, Nabors Energy Transition Corp. II (“NETC II”), a special purpose acquisition company, commonly referred to as a “SPAC”, co-sponsored by Nabors completed its initial public offering of 30,500,000 units at $10.00 per unit, generating gross proceeds of approximately $305.0 million. Simultaneously with the closing of the IPO, NETC II completed the private sale of an aggregate of 9,540,000 warrants for an aggregate value of $9.5 million and issued unsecured promissory notes for an aggregate amount of $3.1 million. $308.1 million of the amount received at closing was placed into a trust account.

NETC II was formed for the sole purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses with significant growth potential and to create value by supporting the company in the public markets. NETC II intends to identify solutions, opportunities, companies or technologies that focus on advancing the energy transition; specifically ones that facilitate, improve or complement the reduction of carbon or greenhouse gas emissions while satisfying growing energy consumption across markets globally. NETC II is accounting for as a consolidated VIE.

9.125% Senior Priority Guaranteed Notes due January 2030

In November 2023, Nabors issued $650.0 million in aggregate principal amount of 9.125% senior priority guaranteed notes, which are fully and unconditionally guaranteed by Nabors and certain of Nabors’ indirect wholly-owned subsidiaries. Interest on the notes is payable January 31 and July 31 of each year. The notes have a maturity date of January 31, 2030.

5.75% Senior Notes due 2025 Redemption Notice

On December 14, 2023, Nabors issued a redemption notice for the remaining principal of the 5.75% Senior Notes due 2025. The remaining balance of $474.1 million was redeemed on January 3, 2024.

Financial Results

Comparison of the years ended December 31, 2023 and 2022

Operating revenues in 2023 totaled $3.0 billion, representing an increase of $0.4 billion, or 13%, from 2022. All of our operating segments experienced an increase in operating revenues over this period. For a more detailed description of operating results see “—Segment Results of Operations,” below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $11.8 million for 2023 ($5.49 loss per diluted share) compared to a net loss from continuing operations attributable to Nabors common shareholders of $350.3 million ($40.52 loss per diluted share) in 2022, or a $338.5 million decrease in the net loss. The decrease in net loss is attributable to improved market conditions, which has resulted in an increase of approximately $239.3 million in adjusted operating income across all of our segments from the prior year. In addition, gains related to mark-to-market activity for the common share warrants during 2023 contributed approximately $153.8 million to the decrease in net loss along with approximately $20.7 million in gains related to debt repurchases. These gains were offset by an increase of $30.6 million in foreign currency losses. See Other Financial Information —Other, net below for additional discussion.

General and administrative expenses in 2023 totaled $244.1 million, representing an increase of $15.7 million, or 7% from 2022. This is reflective of increases in workforce costs, general operating costs and inflationary pressures as market conditions have improved and operating levels have increased.

Research and engineering expenses in 2023 totaled $56.3 million, representing an increase of $6.4 million, or 13%, from 2022. This is primarily reflective of an increase in research and development activities, along with increased engineering support costs for the higher general operating activity levels, as market conditions have improved.

Depreciation and amortization expense in 2023 was $645.3 million, representing a decrease of $19.8 million, or 3%, from 2022. The decrease is a result of the limited capital expenditures over recent years coupled with a higher amount of older assets reaching the end of their useful lives.

Segment Results of Operations

During the years ended December 31, 2023 and 2022, our business consisted of four reportable segments: U.S. Drilling, International Drilling, Drilling Solutions and Rig Technologies.

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

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Year Ended December 31,		Increase/(Decrease)
	2023	2022	2023 to 2022
	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$1,207,629	$1,100,614	$107,015	10%
Adjusted operating income (loss) (1)	$262,353	$108,506	$153,847	142%
Average rigs working (2)	86.3	97.2	(10.9)	(11)%

International Drilling
Operating revenues	$1,345,249	$1,199,282	$145,967	12%
Adjusted operating income (loss) (1)	$40,868	$(879)	$41,747	n/m (3)
Average rigs working (2)	77.6	74.2	3.4	5%

Drilling Solutions
Operating revenues	$301,757	$243,349	$58,408	24%
Adjusted operating income (loss) (1)	$110,957	$77,868	$33,089	42%

Rig Technologies
Operating revenues	$242,768	$195,129	$47,639	24%
Adjusted operating income (loss) (1)	$19,529	$8,906	$10,623	119%
(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 18 – Segment Information to the consolidated financial statements included in Item 8 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

(3)	The percentage is so large that it is not meaningful.

U.S. Drilling

Operating revenues increased by $107.0 million or 10% in 2023 compared to 2022. The increase is primarily attributable to an increase in day rates, as pricing for our services has improved. Adjusted operating income increased by $153.8 million. The component of the revenue increase driven by the day rates contributed directly to the increase in adjusted operating income. Also, depreciation was lower due to the limited capital expenditures over recent years.

International Drilling

Operating revenues increased by $146.0 million or 12% in 2023 compared to 2022. The increase is attributable to an increase in day rates, as pricing for our services has improved and a 5% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our drilling services have increased since the prior year.

Drilling Solutions

Operating revenues increased by $58.4 million or 24% in 2023 compared to 2022 as market conditions and demand for our services have rebounded.

Rig Technologies

Operating revenues increased by $47.6 million or 24% in 2023 compared to 2022 as market conditions and demand for our services have improved since the prior year.

Other Financial Information

Interest expense

Interest expense for 2023 was $185.3 million, representing an increase of $7.4 million, or 4%, compared to 2022. The increase was primarily due to an increase in our effective interest rate levels on our outstanding debt throughout 2023 as compared 2022.

Other, net

Other, net for the year ended December 31, 2023 was a gain of $0.7 million, compared to $127.1 million of loss during 2022. During 2023, $54.7 million of the gain was from mark-to-market gains related to the common share warrants and $25.3 million was from gains on debt repurchases. This gain was offset by $37.3 million in foreign currency losses, $26.5 million for litigation reserves and $13.9 million from loss on sale of assets. In comparison, during 2022, $99.2 million was from mark-to-market losses of the common share warrants and $15.2 million from increases in litigation reserves. (see Note 12 — Shareholders’ Equity in Part II, Item 8.—Financial Statements and Supplementary Data for discussion of the common stock warrants).

Income taxes

Our worldwide income tax expense for 2023 was $79.2 million compared to $61.5 million for 2022. The increase in tax expense was primarily attributable to changes in the amount and the geographic mix of our pre-tax earnings (losses) in the jurisdictions in which we operate.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under the 2022 Credit Agreement and cash generated from operations. As of December 31, 2023, we had cash and short-term investments of $1.1 billion, of which $629.6 million was deployed on January 2024 to redeem the remaining $474.1 million of 5.75% Senior Notes due 2025 and the remaining $155.5 million of 0.75% senior exchangeable notes due 2024, and working capital of $431.7 million. As of December 31, 2022, we had cash and short-term investments of $452.3 million and working capital of $404.2 million.

At December 31, 2023, we had no borrowings outstanding under the 2022 Credit Agreement, which has a total borrowing capacity of $350.0 million.

The 2022 Credit Agreement requires us to maintain an interest coverage ratio (EBITDA/interest expense) of 2.50:1:00, which increases to 2.75:1:00 by June 30, 2024 and a minimum guarantor value, requiring the guarantors (other than the Company) and their subsidiaries to own at least 90% of the consolidated property, plant and equipment of the Company. Additionally, the Company is subject to certain covenants (which are subject to certain exceptions) and include, among others, (a) a covenant restricting our ability to incur liens (subject to the additional liens basket of up to $150.0 million), (b) a covenant restricting our ability to pay dividends or make other distributions with respect to its capital stock and to repurchase certain indebtedness, and (c) a covenant restricting the ability of the Company’s subsidiaries to incur debt (subject to the grower basket of up to $100.0 million). We had $47.8 million of letters of credit outstanding under the 2022 Credit Agreement.

As of the date of this report, we were in compliance with all covenants under the 2022 Credit Agreement, including those regarding the required interest coverage ratio and minimum guarantor value, which were 5.17:1.00 and 99.77%, respectively, as of December 31, 2023. If we fail to perform our obligations under the covenants, the revolving credit commitments under the 2022 Credit Agreement could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. If necessary, we have the ability to manage our covenant compliance by taking certain actions including reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. We expect to remain in compliance with all covenants under the 2022 Credit Agreement during the twelve-month period following the date of this report based on our current operational and financial projections. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

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

We had 8 letter-of-credit facilities with various banks outstanding as of December 31, 2023. Availability under these facilities was as follows:

December 31,
2023
(In thousands)
Credit available	$313,667
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	114,937
Remaining availability	$198,730

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

The amount available for purchase under the A/R Agreements fluctuates over time is based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreements is approximately $250.0 million and the amount of receivables purchased by the third-party Purchasers as of December 31, 2023 was $145.0 million.

The originators, Nabors Delaware, the SPE, and the Company provide representations, warranties, covenants and indemnities under the A/R Agreements and the Indemnification Guarantee. See further details at Note 4—Accounts Receivable Purchase and Sales Agreements.

Other Indebtedness

See Note 10, Debt, in Part II, Item 8.—Financial Statements and Supplementary Data, for further details about our financing arrangements, including our debt securities.

Future Cash Requirements

Our current cash and investments, projected cash flows from operations, proceeds from equity or debt issuances and the facilities under our 2022 Credit Agreement are expected to adequately finance our purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for the foreseeable future. However, we can make no assurances that our current operational and financial projections will prove to be correct. A sustained period of highly depressed oil and natural gas prices could have a significant effect on our customers’ capital expenditure spending and therefore our operations, cash flows and liquidity.

Purchase commitments outstanding on December 31, 2023 totaled approximately $351.4 million, primarily for rig-related enhancements, sustaining capital expenditures, operating expenses, and purchases of inventory. $336.5 million of the outstanding commitments are expected to be paid in 2024. Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures for 2023 represent a number of capital programs that are currently underway or planned.

As of December 31, 2023, we had approximately $3.1 billion of net book value of long-term debt outstanding with $3.2 billion in aggregate principal with $629.6 million due in the next twelve months. This amount includes the remaining $474.1 million of 5.75% senior notes due February 2025 and the remaining $155.5 million balance of the 0.75% senior exchangeable notes due January 2024. We have expected aggregate future interest payments of $818.6 million related to the outstanding debt with $180.9 million due in the next twelve months. See Note 10—Debt in Part II, Item 8.—Financial Statements and Supplementary Data for additional details. Our obligations for operating leases total $38.1 million with $7.6 million of the obligations coming due in the upcoming year. See Note 20—Leases in Part II, Item 8.—Financial Statements and Supplementary Data for additional details.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2024	2025	2026	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$34,011	61	9,057	4,109	$47,238

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our 2023 and 2022 cash flows below.

Operating Activities. Net cash provided by operating activities totaled $637.9 million during 2023, compared to net cash provided of $501.1 million during 2022. Operating cash flows are our primary source of capital and liquidity.  Changes from operating results (before working capital changes) totaled $648.8 million during 2023, an increase of $195.9 million when compared to $452.8 million in 2022. This was due to the increase in activity across our business in 2023 compared to 2022. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are significant factors affecting operating cash flows and can be volatile in periods of increasing or decreasing activity levels. Changes in working capital items used $10.9 million in cash flows during 2023 and provided $48.3 million in cash flows during 2022.

Investing Activities. Net cash used for investing activities totaled $570.4 million during 2023 compared to net cash used of $368.7 million in 2022. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, and sustaining capital expenditures. During 2023 and 2022, we used cash for capital expenditures totaling $540.9 million and $373.4 million, respectively. We received $14.1 million in proceeds from sales of assets during 2023 compared to $26.7 million in 2022. We also invested $21.3 million in companies that focus on energy transition related technologies in 2023 compared to $19.8 million in 2022.

Financing Activities. Net cash provided by financing activities totaled $570.4 million during 2023. During 2023, we received proceeds of $900.0 million from issuance of long-term debt and repaid $298.5 million of outstanding long-term debt. We received $305.0 million from the public offering of NETC II and made distributions of $286.4 million from the Trust Account to NETC stockholders. Cash in these trusts can only be used in connection to the business combination or winding down of the SPAC and is not available to us for general operations.

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

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries

Nabors Delaware is an indirect, wholly owned subsidiary of Nabors. Nabors fully and unconditionally guarantees the due and punctual payment of the principal of, premium, if any, and interest on Nabors Delaware’s registered notes, which, as of December 31, 2023, are its 5.75% Senior Notes due 2025 (the “Registered Notes”), and any other obligations of Nabors Delaware under the Registered Notes when and as they become due and payable, whether at maturity, upon redemption, by acceleration or otherwise, if Nabors Delaware is unable to satisfy these obligations. Nabors’ guarantee of Nabors Delaware’s obligations under the Registered Notes are its unsecured and unsubordinated obligation and have the same ranking with respect to Nabors’ indebtedness as the Registered Notes have with respect to Nabors Delaware’s indebtedness. In the event that Nabors is required to withhold or deduct on account of any Bermudian taxes due from any payment made under or with respect to its guarantees, subject to certain exceptions, Nabors will pay additional amounts so that the net amount received by each holder of Registered Notes will equal the amount that such holder would have received if the Bermudian taxes had not been required to be withheld or deducted.

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

Summarized combined Balance Sheet and Income Statement information for the Obligated Group is as follows (in thousands):

	December 31,
Summarized Combined Balance Sheet Information	2023	2022

	(In thousands)
Assets
Current Assets	$17,142	$2,578
Non-Current Assets	474,387	458,232
Noncurrent assets - affiliates	7,012,016	5,733,274
Total Assets	$7,503,545	$6,194,084

Liabilities and Stockholders’ Equity
Current liabilities	$692,805	$79,941
Noncurrent liabilities	2,596,001	2,698,835
Total Liabilities	3,288,806	2,778,776
Stockholders’ Equity	4,214,739	3,415,308
Total Liabilities and Stockholders’ Equity	$7,503,545	$6,194,084

	Year Ended December 31,
Summarized Combined Income Statement Information	2023	2022

	(In thousands)
Total revenues, earnings (loss) from consolidated affiliates and other income	$330,247	$(148,523)
Income (loss), net of tax	226,022	(420,492)
Net income (loss) attributable to Nabors	226,022	(420,492)

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

Depreciation of Property, Plant and Equipment. The drilling and drilling services industries are very capital intensive. Property, plant and equipment represented 55% of our total assets as of December 31, 2023, and depreciation and amortization constituted 22% of our total costs and other deductions in 2023.

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

There have been no factors related to the performance of our portfolio of assets, changes in technology or other factors indicating that these estimates do not continue to be appropriate. Accordingly, for the years ended December 31, 2023, 2022 and 2021, no significant changes have been made to the depreciation rates applied to property, plant and equipment, the underlying assumptions related to estimates of depreciation, or the methodology applied. However, certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management’s assumptions regarding our ability to realize the return on our investment in operating assets and therefore affect the useful lives and salvage values of our assets.

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

Assumptions in the determination of future cash flows are made with the involvement of management personnel at the operational level where the most specific knowledge of market conditions and other operating factors exists. For 2023, 2022 and 2021, no significant changes have been made to the methodology utilized to determine future cash flows.

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

Audit claims of approximately $144.9 million attributable to income tax have been assessed against us. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

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

During 2023, 2022 and 2021, no significant changes were made to the methodology used to estimate insurance reserves. For purposes of earnings sensitivity analysis, if the December 31, 2023 reserves were adjusted by 10%, total costs and other deductions would change by $8.7 million, or 0.30%.

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

Foreign Currency Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign exchange rate risk and foreign currency devaluation risk. The most significant exposures arise in connection with our operations in Argentina and Russia, which usually are substantially unhedged.

We have experienced certain risks specific to our operations in Argentina. Argentina’s economy is currently considered highly inflationary under U.S. GAAP, which is defined as cumulative inflation rates exceeding 100% in the most recent three-year period based on inflation data published by the respective governments.

At various times, we utilize local currency borrowings (foreign currency denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate. A hypothetical 10% increase in the value of our foreign currencies relative to the U.S. dollar as of December 31, 2023 would result in a $3.9 million increase in the fair value of our net monetary liabilities denominated in currencies other than U.S. dollars.

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

Interest Rate and Marketable and Non-marketable Security Price Risk. Our financial instruments that are potentially sensitive to changes in interest rates include our floating rate debt instruments (our 2022 Credit Agreement), our fixed rate debt securities comprised of our 5.75% senior notes; 0.75% and 1.75% senior exchangeable notes; 7.25% and 7.50% senior guaranteed notes; 7.375% and 9.125% senior priority guaranteed notes; our investments in debt securities (including corporate and mortgage-CMO debt securities); and our investments in overseas funds that invest primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed and mortgage-backed securities, global structured-asset securitizations, whole-loan mortgages and participations in whole loans and whole-loan mortgages), which are classified as long-term investments.

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

Fair Value of Financial Instruments. The fair value of our fixed rate long-term debt and revolving credit facilities is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	As of December 31,
		2023			2022
	Effective			Effective
	Interest	Carrying	Fair	Interest	Carrying	Fair
	Rate	Value	Value	Rate	Value	Value

	(In thousands)
5.10% senior notes due September 2023	—%	$—	$—	5.46%	$52,004	$51,354
0.75% senior exchangeable notes due January 2024	0.84%	155,529	154,989	0.97%	177,005	164,898
5.75% senior notes due February 2025	5.97%	474,092	474,120	6.02%	474,092	454,773
9.00% senior priority guaranteed notes due February 2025	—%	—	—	9.00%	209,384	213,507
7.25% senior guaranteed notes due January 2026	7.53%	555,902	535,328	7.52%	557,902	529,432
7.375% senior priority guaranteed notes due May 2027	7.72%	700,000	687,526	7.74%	700,000	686,686
7.50% senior guaranteed notes due January 2028	7.69%	389,609	334,090	7.70%	389,609	354,400
1.75% senior exchangeable notes due June 2029	2.26%	250,000	185,383	—%	—	—
9.125% senior priority guaranteed notes due January 2030	9.40%	650,000	656,871	—%	—	—
		$3,175,132	$3,028,307		$2,559,996	$2,455,050
Less: current portion		629,621			—
Less: deferred financing costs		33,992			22,456
		$2,511,519			$2,537,540

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments. Our warrants are carried at fair market value.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nabors Industries Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Contract Drilling Revenue

As described in Note 19 to the consolidated financial statements, the Company’s operating revenue was $3,006 million for the year ended December 31, 2023. Management recognizes revenue when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all the remaining benefits from that good or service. Contract drilling revenues are recorded over time utilizing the input method based on time elapsed. The measurement of progress considers the transfer of the service to the customer as the Company provides daily drilling services. The Company receives payment after the services have been performed by billing customers periodically (typically monthly). Within the drilling contracts, management has identified one performance obligation in which the transaction price is allocated. The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on the Company’s consolidated balance sheet.

The principal consideration for our determination that performing procedures relating to revenue recognition – contract drilling revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for contract drilling revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of contract drilling revenue. These procedures also included, among others (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as contracts, invoices, and activity summary details; (ii) testing the cut-off of revenue recognized for a sample of receivables by obtaining and inspecting source documents, such as contracts and activity summary details; and (iii) testing a sample of outstanding customer invoice balances as of December 31, 2023 by obtaining and inspecting source documents, such as invoices, activity summary details, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 12, 2024

We have served as the Company’s auditor since 1987.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,057,487	$451,025
Short-term investments	12,691	1,290
Accounts receivable, net of allowance of $52,864 and $52,895, respectively	347,837	327,397
Inventory, net	147,798	127,947
Other current assets	79,865	92,964
Total current assets	1,645,678	1,000,623
Property, plant and equipment, net	2,898,728	3,026,100
Restricted cash held in trust	315,488	284,841
Deferred income taxes	238,871	257,320
Other long-term assets	179,200	160,970
Total assets (1)	$5,277,965	$4,729,854
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$629,621	$—
Trade accounts payable	294,442	314,041
Accrued liabilities	230,240	247,575
Income taxes payable	54,255	27,990
Current lease liabilities	5,423	6,784
Total current liabilities	1,213,981	596,390
Long-term debt	2,511,519	2,537,540
Other long-term liabilities	270,014	377,671
Deferred income taxes	1,366	2,858
Total liabilities (1)	3,996,880	3,514,459
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest in subsidiary	739,075	678,604

Shareholders’ equity:
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 10,556 and 10,505, respectively	527	525
Capital in excess of par value	3,538,896	3,536,373
Accumulated other comprehensive income (loss)	(10,832)	(11,038)
Retained earnings (accumulated deficit)	(1,886,226)	(1,841,153)
Less: treasury shares, at cost, 1,161 and 1,090 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	326,614	368,956
Noncontrolling interest	215,396	167,835
Total equity	542,010	536,791
Total liabilities and equity	$5,277,965	$4,729,854

_____________________________

(1)	The consolidated balance sheets include assets and liabilities of consolidated joint ventures. See Note 13—Joint Ventures for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$3,005,981	$2,653,766	$2,017,548
Investment income (loss)	43,820	14,992	1,557
Total revenues and other income	3,049,801	2,668,758	2,019,105

Costs and other deductions:
Direct costs	1,790,380	1,666,004	1,286,896
General and administrative expenses	244,147	228,431	213,559
Research and engineering	56,297	49,939	35,153
Depreciation and amortization	645,294	665,072	693,381
Interest expense	185,285	177,895	171,476
Impairments and other charges	—	—	66,731
Other, net	(726)	127,099	39,998
Total costs and other deductions	2,920,677	2,914,440	2,507,194
Income (loss) before income taxes	129,124	(245,682)	(488,089)
Income tax expense (benefit):
Current	63,339	54,199	66,327
Deferred	15,881	7,337	(10,706)
Total income tax expense (benefit)	79,220	61,536	55,621
Income (loss) from continuing operations, net of tax	49,904	(307,218)	(543,710)
Income (loss) from discontinued operations, net of tax	—	—	20
Net income (loss)	49,904	(307,218)	(543,690)
Less: Net (income) loss attributable to noncontrolling interest	(61,688)	(43,043)	(25,582)
Net income (loss) attributable to Nabors	$(11,784)	$(350,261)	$(569,272)
Less: Preferred stock dividend	—	—	(3,653)
Net income (loss) attributable to Nabors common shareholders	$(11,784)	$(350,261)	$(572,925)

Amounts attributable to Nabors common shareholders:
Net income (loss) from continuing operations	$(11,784)	$(350,261)	$(572,945)
Net income (loss) from discontinued operations	—	—	20
Net income (loss) attributable to Nabors common shareholders	$(11,784)	$(350,261)	$(572,925)

Earnings (losses) per share:
Basic from continuing operations	$(5.49)	$(40.52)	$(76.58)
Basic from discontinued operations	—	—	—
Basic	$(5.49)	$(40.52)	$(76.58)
Diluted from continuing operations	$(5.49)	$(40.52)	$(76.58)
Diluted from discontinued operations	—	—	—
Diluted	$(5.49)	$(40.52)	$(76.58)

Weighted-average number of common shares outstanding:
Basic	9,159	8,898	7,605
Diluted	9,159	8,898	7,605

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Net income (loss) attributable to Nabors	$(11,784)	$(350,261)	$(569,272)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	45	(1,993)	2,230
Pension liability amortization and adjustment	209	1,645	(1,692)
Other comprehensive income (loss), before tax	254	(348)	538
Income tax expense (benefit) related to items of other comprehensive income (loss)	48	56	48
Other comprehensive income (loss), net of tax	206	(404)	490
Comprehensive income (loss) attributable to Nabors	(11,578)	(350,665)	(568,782)
Comprehensive income (loss) attributable to noncontrolling interest	61,688	43,043	25,582
Comprehensive income (loss)	$50,110	$(307,622)	$(543,200)

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$49,904	$(307,218)	$(543,690)
Adjustments to net income (loss):
Depreciation and amortization	645,292	665,072	693,382
Deferred income tax expense (benefit)	15,881	7,335	(10,711)
Impairments and other charges	8,318	—	72,497
Amortization of debt discount and deferred financing costs	8,735	8,138	21,359
Losses (gains) on debt buyback	(25,275)	(4,119)	(13,423)
Losses (gains) on long-lived assets, net	13,920	7,352	23,864
Provision (recovery) of bad debt	31	—	(2,515)
Share-based compensation	15,839	15,828	19,362
Foreign currency transaction losses (gains), net	37,286	6,689	4,800
Mark-to-market (gain) loss on warrants	(54,684)	95,909	—
Net gain related to investment in Vast	(7,167)	—	—
Noncontrolling interest	(61,688)	(43,043)	(25,582)
Other	2,396	869	1,298
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(27,129)	(54,501)	71,805
Inventory	(19,432)	928	32,037
Other current assets	11,644	3,690	14,166
Other long-term assets	(1,283)	(11,196)	17,914
Trade accounts payable and accrued liabilities	(32,389)	61,636	12,143
Income taxes payable	24,135	8,616	5,140
Other long-term liabilities	33,528	39,104	34,930
Net cash provided by (used for) operating activities	637,862	501,089	428,776
Cash flows from investing activities:
Purchase of investments	(38,283)	(21,116)	(14,697)
Capital expenditures	(540,851)	(373,445)	(234,040)
Proceeds from sales of assets	14,133	26,713	124,301
Other	(5,423)	(860)	7,211
Net cash (used for) provided by investing activities	(570,424)	(368,708)	(117,225)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	900,000	—	700,000
Reduction in long-term debt	(298,474)	(182,601)	(186,958)
Debt issuance costs	(18,310)	(3,864)	(16,339)
Proceeds from revolving credit facilities	290,000	335,000	1,025,000
Reduction in revolving credit facilities	(290,000)	(795,000)	(1,237,500)
Dividends to common and preferred shareholders	(194)	(65)	(7,380)
Redeemable noncontrolling interest distribution related to Sanad	—	(10,324)	(58,524)
Distributions to noncontrolling interest	(2,269)	(3,489)	(3,795)
Special purpose acquisition company redemptions by non-controlling redeemable shareholders	(286,366)	—	—
Sale of non-controlling interest - special purpose acquisition company	305,000	—	276,000
Other	(6,795)	(1,189)	(2,083)
Net cash (used for) provided by financing activities	592,592	(661,532)	488,421
Effect of exchange rate changes on cash and cash equivalents	(22,988)	(7,219)	(1,742)
Net increase (decrease) in cash and cash equivalents and restricted cash	637,042	(536,370)	798,230
Cash and cash equivalents and restricted cash, beginning of period	737,140	1,273,510	475,280
Cash and cash equivalents and restricted cash, end of period	$1,374,182	$737,140	$1,273,510

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	451,025	991,471	472,246
Restricted cash, beginning of period	286,115	282,039	3,034
Cash and cash equivalents and restricted cash, beginning of period	$737,140	$1,273,510	$475,280

Cash and cash equivalents, end of period	1,057,487	451,025	991,471
Restricted cash, end of period	316,695	286,115	282,039
Cash and cash equivalents and restricted cash, end of period	$1,374,182	$737,140	$1,273,510

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Mandatory Convertible				Capital	Accumulated	Retained
	Preferred Shares		Common Shares		in Excess	Other	Earnings		Non-
		Par		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands)	Shares	Value	Shares	Value	Value	Income	Deficit)	Shares	Interest	Equity
As of December 31, 2020	4,870	$5	8,383	$419	$3,423,935	$(11,124)	$(946,100)	$(1,315,751)	$105,424	$1,256,808
Net income (loss)	—	—	—	—	—	—	(569,272)	—	25,582	(543,690)
PSU distribution equivalent rights	—	—	—	—	—	—	(75)	—	—	(75)
Dividends declared to preferred shareholders ($0.75 per share)	—	—	—	—	—	—	(3,653)	—	—	(3,653)
Issuance of warrants on common shares	—	—	—	—	—	—	(2,719)	—	—	(2,719)
Share issuance	—	—	148	7	12,865	—	—	—	—	12,872
Other comprehensive income (loss), net of tax	—	—	—	—	—	490	—	—	—	490
Share-based compensation	—	—	—	—	19,361	—	—	—	—	19,361
Conversion of preferred shares	(4,870)	(5)	668	34	(34)	—	—	—	—	(5)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(3,793)	(3,793)
Contributions and other from noncontrolling interest	—	—	—	—	—	—	—	—	6,298	6,298
IPO SPAC warrants to public holders, net of issuance cost	—	—	—	—	—	—	—	—	13,480	13,480
Deemed dividends to SPAC public shareholders	—	—	—	—	—	—	(6,724)	—	(18,709)	(25,433)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(9,445)	—	—	(9,445)
Other	—	—	96	6	(1,564)	—	—	—	—	(1,558)
As of December 31, 2021	—	$—	9,295	$466	$3,454,563	$(10,634)	$(1,537,988)	$(1,315,751)	$128,282	$718,938
Impact of adoption of ASU 2020-06 (Note 2)	—	—	—	—	(81,881)	—	60,701	—	—	(21,180)
As of January 1, 2022	—	—	9,295	466	3,372,682	(10,634)	(1,477,287)	(1,315,751)	128,282	697,758
Net income (loss)	—	—	—	—	—	—	(350,261)	—	43,043	(307,218)
Warrant Exercise, net of tax	—	—	1,051	52	152,451	—	—	—	—	152,503
Other comprehensive income (loss), net of tax	—	—	—	—	—	(404)	—	—	—	(404)
Share-based compensation	—	—	—	—	15,828	—	—	—	—	15,828
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	(3,490)	(3,490)
Deemed dividends to SPAC public shareholders	—	—	—	—	—	—	(3,321)	—	—	(3,321)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(10,324)	—	—	(10,324)
Other	—	—	159	7	(4,588)	—	40	—	—	(4,541)
As of December 31, 2022	—	$—	10,505	$525	$3,536,373	$(11,038)	$(1,841,153)	$(1,315,751)	$167,835	$536,791
Net income (loss)	—	—	—	—	—	—	(11,784)	—	61,688	49,904
IPO Warrants to SPAC public shareholders	—	—	—	—	—	—	—	—	3,426	3,426
Other comprehensive income (loss), net of tax	—	—	—	—	—	206	—	—	—	206
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(50)	(2)	(7,077)	—	—	—	—	(7,079)
Share-based compensation	—	—	101	8	15,839	—	—	—	—	15,847
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	—	—	5,237	5,237
Deemed dividends to SPAC public shareholders	—	—	—	—	—	—	(8,638)	—	(22,790)	(31,428)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	—	—	(29,824)	—	—	(29,824)
Other	—	—	—	(4)	(6,239)	—	5,173	—	—	(1,070)
As of December 31, 2023	—	$—	10,556	$527	$3,538,896	$(10,832)	$(1,886,226)	$(1,315,751)	$215,396	$542,010

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

Our business is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies. We provide performance tools, directional drilling services, tubular running services and innovative technologies for our own rig fleet and those operated by third parties. In addition, we manufacture advanced drilling equipment and provide drilling rig instrumentation. Also, we have a portfolio of technologies designed to drive energy efficiency and emissions reductions for both ourselves and third-party customers.

With operations in over 15 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of December 31, 2023 included:

●	291 actively marketed rigs for land-based drilling operations in the United States and various countries throughout the world; and

●	28 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

The short- and long-term implications of the military hostilities between Russia and Ukraine, which began in early 2022, are difficult to predict at this time. We continue to actively monitor this dynamic situation. As of December 31, 2023, 0.9% of our property, plant and equipment, net was located in Russia. For the year ending December 31, 2023, 1.1% of our operating revenues was from operations in Russia. We currently have no assets or operations in Ukraine.

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

We consolidate variable interest entities (“VIE’s”) when we are determined to be the primary beneficiary of a VIE. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE. Our joint venture, SANAD, which is equally owned by Saudi Aramco and Nabors, has been consolidated. As we have the power to direct activities that most significantly impact SANAD’s economic performance, including operations, maintenance and certain sourcing and procurement, we have determined Nabors to be the primary beneficiary. See Note 13—Joint Ventures. Also, as of December 31, 2023, we are the co-sponsor of a special purpose acquisition company (SPAC) and have determined it is a VIE. Nabors is the primary beneficiary of the SPAC as we have the power to direct activities, the right to receive benefits and the obligation to absorb losses. Therefore, the SPAC has been consolidated. See Note 21—Special Purpose Acquisition Companies.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and various other short-term investments with original maturities of three months or less.

Short-term Investments

Short-term investments consist primarily of held-to maturity debt securities which we have the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These debt securities are held at cost which approximates the maturity value.  Also, Equity securities are included and are stated at fair value with any changes in fair value recognized in investment income (loss) in our consolidated statements of income (loss).

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average costs methods and includes the cost of materials, labor and manufacturing overhead. Inventory, which is presented net of reserves of $23.9 million and $23.0 million as of December 31, 2023 and 2022, respectively, included the following:

	December 31,
	2023	2022

	(In thousands)
Raw materials	$144,886	$118,351
Work-in-progress	2,912	6,121
Finished goods	—	3,475
	$147,798	$127,947

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

Income Taxes

We are a Bermuda exempted company and are not subject to income taxes in Bermuda. On December 18, 2023, Bermuda enacted a 15% corporate income tax regime (the “Bermuda CIT”) that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025. We have provided for income taxes based on the tax laws and rates in effect in the countries where we operate and earn income. The income taxes in these jurisdictions vary substantially. Our worldwide effective tax rate for financial statement purposes will continue to fluctuate from year to year due to changes in the geographic mix of pre-tax earnings.

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

Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which enhances prior reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments that are regularly provided to the chief operation decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss. The guidance also requires disclosure of the CODM’s  position for each segment and detail of how the CODM uses financial reporting to access their segment’s performance.  The new guidance is effective for fiscal years beginning after December 15, 2023.  We are currently evaluating the impact of this accounting standard update on our financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures.  This provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid.  The new guidance is effective for fiscal years beginning after December 15, 2024.  We are currently evaluating the impact of this accounting standard update on our financial statements and related disclosures.

We consider the applicability and impact of all ASUs. We assessed ASUs not listed above and determined that they either were not applicable or do not have a material impact on our financial statements.

Note 3 Impairments and Other Charges

The components of impairments and other charges are provided below:

Year Ended December 31,
2021
(in thousands)
Canada Drilling	$58,545
International Drilling	215
Rig Technologies	418
Severance and transaction related costs	6,228
Other assets	1,325
Total	$66,731

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

Note 4 Accounts Receivable Purchase and Sales Agreements

The Company has entered into an accounts receivable sales agreement (the “A/R Sales Agreement”) and an accounts receivable purchase agreement (the “A/R Purchase Agreement,” and, together with the A/R Sales Agreement, the “A/R Agreements”).  As part of the A/R Agreements, the Company continuously sells designated eligible pools of receivables as they are originated by it and certain U.S. subsidiaries to a separate, bankruptcy-remote, special purpose entity (“SPE”) pursuant to the A/R Sales Agreement.  Pursuant to the A/R Purchase Agreement, the SPE in turn sells, transfers, conveys and assigns to unaffiliated third party financial institutions (the “Purchasers”) all the rights, title and interest in and to its pool of eligible receivables (the “Eligible Receivables”). The sale of the Eligible Receivables qualifies for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing. During the period of this program, cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. The remaining receivables held by the SPE were pledged to secure the collectability of the sold Eligible Receivables. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection. The amount of receivables pledged as collateral as of December 31, 2023 and December 31, 2022 is approximately $67.0 million and $62.3 million, respectively.

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

The amount available for sale to the Purchasers under the A/R Purchase Agreement fluctuates over time based on the total amount of Eligible Receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of December 31, 2023, approximately $145.0 million had been sold to and as yet uncollected by the Purchasers. As of December 31, 2022, the corresponding number was approximately $208.0 million.

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

Recurring Fair Value Measurements

Our financial assets that are accounted for at fair value on a recurring basis as of December 31, 2023 and 2022 consisted of restricted cash held in trust and short-term investments. During 2023, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2023 and 2022, our restricted cash held in trust was carried at fair market value and totaled $315.5 million and $284.8 million, respectively, and our short-term investments was primarily held at cost and totaled $12.7 million and $1.3 million, respectively. Both accounts consisted of Level 1 measurements. No material Level 2 or Level 3 measurements existed for our financial assets for any of the periods presented.

Our financial liabilities that are accounted for at fair value on a recurring basis as of December 31, 2023 consisted of the Warrants and are included in other long-term liabilities in the accompanying consolidated financial statements. The Warrants were carried at fair market value using their trading price and totaled $25.9 million and $80.9 million as of December 31, 2023 and 2022, respectively.

Nonrecurring Fair Value Measurements

We apply fair value measurements to our nonfinancial assets and liabilities measured on a nonrecurring basis, which consist of measurements primarily to assets held-for-sale, goodwill, intangible assets, equity method investments and other long-lived assets and assets acquired and liabilities assumed in a business combination. Based upon our review of the fair value hierarchy, the inputs used in these fair value measurements generally include Level 3 inputs, but could include Leve 1 and 2 inputs.

Fair Value of Debt Instruments

We estimate the fair value of our debt instruments in accordance with U.S. GAAP. The fair value of our long-term debt and revolving credit facilities is estimated based on quoted market prices or prices quoted from third-party financial institutions, thus a Level 2 measurement. The carrying and fair values of these liabilities were as follows:

	As of December 31,
		2023			2022
	Effective			Effective
	Interest	Carrying	Fair	Interest	Carrying	Fair
	Rate	Value	Value	Rate	Value	Value

	(In thousands)
5.10% senior notes due September 2023	—%	$—	$—	5.46%	$52,004	$51,354
0.75% senior exchangeable notes due January 2024	0.84%	155,529	154,989	0.97%	177,005	164,898
5.75% senior notes due February 2025	5.97%	474,092	474,120	6.02%	474,092	454,773
9.00% senior priority guaranteed notes due February 2025	—%	—	—	9.00%	209,384	213,507
7.25% senior guaranteed notes due January 2026	7.53%	555,902	535,328	7.52%	557,902	529,432
7.375% senior priority guaranteed notes due May 2027	7.72%	700,000	687,526	7.74%	700,000	686,686
7.50% senior guaranteed notes due January 2028	7.69%	389,609	334,090	7.70%	389,609	354,400
1.75% senior exchangeable notes due June 2029	2.26%	250,000	185,383	—%	—	—
9.125% senior priority guaranteed notes due January 2030	9.40%	650,000	656,871	—%	—	—
		$3,175,132	$3,028,307		$2,559,996	$2,455,050
Less: current portion		629,621			—
Less: deferred financing costs		33,992			22,456
		$2,511,519			$2,537,540

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 7 Share-Based Compensation

Total share-based compensation expense, which includes stock options and restricted shares, was $15.8 million, $15.8 million and $19.2 million for 2023, 2022 and 2021, respectively. Compensation expense related to awards of restricted shares totaled $15.8 million, $15.8 million and $19.1 million 2023, 2022 and 2021, respectively, which is included in general and administrative and research and engineering expenses in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various reportable segments. See Note 18—Segment Information.

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

Stock Option Plans

As of December 31, 2023, we had several stock plans under which options to purchase our common shares could be granted to key officers, directors and managerial employees of Nabors and its subsidiaries. Options granted under the plans have fair market value on the date of the grant. Options granted under the plans generally are exercisable in varying cumulative periodic installments after one year. In the case of certain key executives and directors, options granted may vest immediately on the grant date. Options granted under the plans expire ten years from the date of grant. There are approximately 0.4 million common shares available for issuance in the form of either restricted shares or stock options, under these plans as of December 31, 2023.

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

Stock option transactions under our various stock-based employee compensation plans are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
Options	Shares	Price	Term		Value

	(In thousands, except exercise price and term)
Options outstanding as of December 31, 2022	16	$391.76
Expired	—	817.91
Options outstanding as of December 31, 2023	16	$362.76	4.22	years	$—
Options exercisable as of December 31, 2023	16	$362.76	4.22	years	$—

During 2021, we awarded options vesting immediately to purchase 963 of our common stock to certain of our directors. During 2022, we awarded options vesting immediately to purchase 1,056 of our common stock to certain of our directors. No stock options were awarded during 2023. There were no unvested options outstanding at the end of 2021, 2022 or 2023.

The fair value of stock options granted during 2022 and 2021 was calculated using the Black-Scholes option pricing model and the following weighted-average assumptions:

	2022	2021
Weighted average fair value of options granted	$111.23	$72.69
Weighted average risk free interest rate	3.69%	0.72%
Dividend yield	0.00%	0.00%
Volatility (1)	111.5%	102.5%
Expected life (in years)	4.0	4.0
(1)	Expected volatilities are based on implied volatilities from publicly traded options to purchase Nabors’ common shares, historical volatility of Nabors’ common shares and other factors.

There were no options exercised during 2023, 2022 or 2021. The total fair value of options that vested during the years ended December 31, 2022 and 2021 was $0.2 million and $0.1 million, respectively.

Restricted Shares

Our stock plans allow grants of restricted shares. Restricted shares are issued on the grant date but cannot be sold or transferred. Restricted share values are based on stock value at grant date. Restricted shares vest in varying periodic installments ranging up to four years.

A summary of our restricted shares as of December 31, 2023, and the changes during the year then ended, is presented below:

		Weighted-Average
		Grant-Date Fair
Restricted shares	Outstanding	Value

	(In thousands, except fair value)
Unvested as of December 31, 2022	163	$126.26
Granted	103	160.49
Vested	(62)	135.53
Forfeited	(19)	142.76
Unvested as of December 31, 2023	185	$140.56

During 2023, 2022 and 2021, we awarded 103,465, 112,203 and 82,722 restricted shares, respectively, to our employees and directors. These awards had an aggregate value at their date of grant of $16.6 million, $14.8 million and $8.7 million, respectively, and were scheduled to vest over a period of up to four years. The fair value of restricted shares that vested during 2023, 2022 and 2021 was $8.4 million, $6.3 million and $2.5 million, respectively.

As of December 31, 2023, there was $18.5 million of total future compensation cost related to unvested restricted share awards that are expected to vest. That cost is expected to be recognized over a weighted-average period of 2.52 years.

Restricted Shares Based on Performance Conditions

The Performance Share awards granted were based upon achievement of specific financial or operational objectives. During January 2020, we awarded 59,490 restricted shares with an aggregate fair value at their date of grant of $8.8 million. The number of shares granted was determined by the percentage of performance goals achieved during fiscal year 2020 vesting over a period of three years to some of our executives.

The following table sets forth information regarding outstanding restricted shares based on performance conditions as of December 31, 2023:

		Weighted-Average
		Grant-Date Fair
Performance based restricted shares	Outstanding	Value

	(In thousands, except fair value)
Outstanding as of December 31, 2022	20	$148.00
Vested	(20)	148.00
Outstanding as of December 31, 2023	—	$—

During 2023, 2022 and 2021, we granted awards to certain of our executive officers covering a total of 60,633, 49,065 and 95,902 PSUs, respectively. The number of earned PSUs that ultimately vest over three years, following conclusion of the performance period, is determined based upon on achievement of specific financial or operational goals. The number of PSUs that can be earned, range from a minimum of 30% of the PSU awards to a maximum of 200%, of the PSUs granted.

The following table sets forth information regarding outstanding PSUs based on performance conditions as of December 31, 2023:

		Weighted-Average
		Grant-Date Fair
Restricted Stock Units	Outstanding	Value

	(In thousands, except fair value)
Outstanding as of December 31, 2022	113	$85.31
Granted	61	121.61
Vested	(59)	96.85
Forfeited	(12)	146.36
Outstanding as of December 31, 2023	103	$92.84

Restricted Shares Based on Market Conditions

During 2023, 2022 and 2021, we granted awards for 29,621, 47,622 and 61,997 TSR Shares, respectively, which are equity classified awards and will vest on our performance compared to our peer group over a three-year period. These awards had an aggregate fair value at their date of grant of $2.5 million, $2.3 million and $2.2 million, respectively, after consideration of all assumptions.

The grant date fair value of these awards was based on a Monte Carlo model, using the following assumptions:

	Year Ended December 31,
	2023	2022	2021

Risk free interest rate	4.13%	1.03%	0.18%
Expected volatility	94.00%	92.00%	108.00%
Closing stock price at grant date	$154.87	$81.09	$60.62
Expected term (in years)	3.0	3.0	3.0

The following table sets forth information regarding outstanding restricted shares based on market conditions as of December 31, 2023:

		Weighted-Average
		Grant-Date Fair
Market based restricted shares	Outstanding	Value

	(In thousands, except fair value)
Outstanding as of December 31, 2022	133	$53.03
Granted	30	92.35
Vested	(13)	111.00
Forfeited	(73)	45.58
Outstanding as of December 31, 2023	77	$65.62

As of December 31, 2023, there was $2.6 million of total future compensation cost related to unvested TSR Share awards. The TSR Shares will amortize over a weighted average remaining period of 1.71 years.

Note 8 Property, Plant and Equipment

The major components of our property, plant and equipment are as follows:

	December 31,
	2023	2022

	(In thousands)
Land	$32,074	$22,672
Buildings	140,330	134,063
Drilling rigs and related equipment	11,959,989	11,722,404
Oilfield hauling and mobile equipment	233,920	233,708
Other machinery and equipment	237,567	216,233
	$12,603,880	$12,329,080
Less: accumulated depreciation and amortization	(9,705,152)	(9,302,980)
	$2,898,728	$3,026,100

Depreciation expense included in depreciation and amortization expense in our consolidated statements of income (loss) totaled $644.9 million, $663.1 million and $689.2 million during 2023, 2022 and 2021, respectively.

Repair and maintenance expense included in direct costs in our consolidated statements of income (loss) totaled $228.2 million, $202.5 million and $153.9 million during 2023, 2022 and 2021, respectively.

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

Foreign Currency Risk

We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which exposes us to foreign exchange rate risk or foreign currency devaluation risk. The most significant exposures arise in connection with our operations in Latin America, which usually are substantially unhedged.

We have experienced certain risks specific to our operations in Argentina. Argentina’s economy is currently considered highly inflationary under U.S. GAAP, which is defined as cumulative inflation rates exceeding 100% in the most recent three-year period based on inflation data published by the respective governments.

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

As of December 31, 2023, approximately 29% and 18% of our net accounts receivable balance was related to our operations in Saudi Arabia and Mexico, respectively. Management considers this credit risk to be limited due to the financial resources of our customers in these countries. We perform ongoing credit evaluations of our customers, and we generally do not require material collateral. We do occasionally require prepayment of amounts from customers whose creditworthiness is in question prior to providing services to them. We maintain reserves for potential credit losses, and these losses historically have been within management’s expectations.

Interest Rate and Marketable and Non-marketable Security Price Risk

Our financial instruments that are potentially sensitive to changes in interest rates include our floating rate debt instruments comprised of the 2022 Credit Agreement and our fixed rate debt securities comprised of our 5.75% senior notes, 0.75% and 1.75% senior exchangeable notes, 7.25% and 7.50% senior guaranteed notes and 7.375% and 9.125% senior priority guaranteed notes.

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

Note 10 Debt

Debt consisted of the following:

	As of December 31,
	2023	2022

	(In thousands)
5.10% senior notes due September 2023 (1)	$—	$52,004
0.75% senior exchangeable notes due January 2024 (2)	155,529	177,005
5.75% senior notes due February 2025 (2)	474,092	474,092
9.00% senior priority guaranteed notes due February 2025	—	209,384
7.25% senior guaranteed notes due January 2026	555,902	557,902
7.375% senior priority guaranteed notes due May 2027	700,000	700,000
7.50% senior guaranteed notes due January 2028	389,609	389,609
1.75% senior exchangeable notes due June 2029	250,000	—
9.125% senior priority guaranteed notes due January 2030	650,000	—
	$3,175,132	$2,559,996
Less: current portion	629,621	—
Less: deferred financing costs	33,992	22,456
Long-term debt	$2,511,519	$2,537,540

(1)	The 5.10% senior notes due September 2023 were classified as long-term as of December 31, 2022 because we had the ability and intent to refinance this obligation utilizing our 2022 Credit Agreement.

(2)	Remaining outstanding aggregate principal balance repaid in January 2024.

As of December 31, 2023, the principal amount and maturities of our primary debt for each of the five years following 2023 and thereafter are as follows:

	Paid at Maturity
	(In thousands)
2024	$629,621	(1)
2025	—
2026	555,902	(2)
2027	700,000	(3)
2028	389,609	(4)
Thereafter	900,000	(5)
	$3,175,132

(1)	Represents our 0.75% senior exchangeable notes due January 2024 and our 5.75% senior notes due February 2025 as a redemption notice for the 5.75% senior notes due February 2025 was issued December 14, 2023.

(2)	Represents our 7.25% senior notes due January 2026 and our 2022 credit agreement.

(3)	Represents our 7.375% senior priority guaranteed notes due May 2027.

(4)	Represents our 7.50% senior notes due January 2028.

(5)	Represents our 1.75% senior exchangeable notes due June 2029 and our 9.125% senior priority guaranteed notes due January 2030.

Nabors Delaware’s fixed rate 5.75% senior unsecured notes are fully and unconditionally guaranteed by us. The notes rank equal in right of payment to all Nabors Delaware’s existing and future senior unsubordinated debt. The notes rank senior in right of payment to all Nabors Delaware’s existing and future senior subordinated and subordinated debt, if any. Our guarantee of the notes is unsecured and ranks equal in right of payment to all our unsecured and unsubordinated indebtedness from time to time outstanding. The notes are subject to redemption by Nabors Delaware, in whole or in part, at any time generally at a redemption price equal to the greater of (i) 100% of the principal amount of the notes then outstanding to be redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest, determined in the manner set forth in the applicable indenture. In the event of a change in control triggering event, as defined in the indenture, the holders of notes may require Nabors Delaware to purchase all or any part of each note in cash equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase, except to the extent Nabors Delaware has previously exercised its right to redeem the notes. The notes have customary covenants, including limitations on the incurrence of liens and entering into sale and leaseback transactions as well as customary events of default.

During 2023, 2022 and 2021, we repurchased $232.9 million, $99.3 million and $105.9 million aggregate principal amount of outstanding Nabors Delaware’s notes for approximately $238.8 million, $98.5 million and $93.8 million, respectively, in cash, reflecting principal, accrued and unpaid interest. In June 2023, the remaining balance of the 5.10% senior notes due September 2023 of $52.1 million was fully redeemed. During the year ended December 31, 2022, $131.7 million in maturity value of our notes were tendered by warrant holders, and retired, in connection with exercises of the common stock warrants, the remaining outstanding aggregate principal balance of the 6.5% senior priority guaranteed notes due February 2025 of $50.5 million was repaid and the remaining outstanding aggregate principal balance of the 5.50% senior notes due January 2023 of $19.7 million was repaid. In connection with our repurchases, during 2023, 2022 and 2021, we recognized a net gain of approximately $25.3 million, $4.6 million and $13.4 million, respectively. $24.5 million of the gain recognized in 2023 was related to accrued interest for the 9.00% senior priority guaranteed notes due February 2025 accounted for in accordance with ASC 470-60, Troubled Debt Restructuring by Debtors. On December 14, 2023, we issued a redemption notice for the remaining principal of the 5.75% Senior Notes due 2025.

9.125% Senior Priority Guaranteed Notes due January 2030

In November 2023, Nabors issued $650.0 million in aggregate principal amount of 9.125% senior priority guaranteed notes, which are fully and unconditionally guaranteed by Nabors and certain of Nabors’ indirect wholly-

owned subsidiaries. Interest on the notes is payable January 31 and July 31 of each year. As of December 31, 2023, there was $650.0 million in aggregate principal amount that remained outstanding. The notes have a maturity date of January 31, 2030.

1.75% Senior Exchangeable Notes Due June 2029

In February 2023, Nabors Delaware issued $250.0 million in aggregate principal amount of 1.75% senior exchangeable notes due 2029, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 1.75% per year payable semiannually on June 15 and December 15 of each year, beginning on December 15, 2023. As of December 31, 2023, there was $250.0 million in aggregate principal amount that remained outstanding.

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

0.75% Senior Exchangeable Notes Due January 2024

In January 2017, Nabors Delaware issued $575.0 million in aggregate principal amount of 0.75% exchangeable senior unsecured notes due 2024, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 0.75% per year payable semiannually on January 15 and July 15 of each year, beginning on July 15, 2017. As of December 31, 2023, there was approximately $155.5 million in aggregate principal amount that remained outstanding which was paid at maturity on January 16, 2024.

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

The 2022 Credit Agreement permits the incurrence of additional indebtedness secured by liens, which may include liens on the collateral securing the facility, in an amount up to $150.0 million as well as a grower basket for term loans in an amount not to exceed $100.0 million secured by liens not on the collateral. The Company is required to maintain an interest coverage ratio (EBITDA/interest expense) of 2.50:1:00, which increases to 2.75:1:00 by June 30, 2024 and a minimum guarantor value, requiring the guarantors (other than the Company) and their subsidiaries to own at least 90% of the consolidated property, plant and equipment of the Company. The facility matures on the earlier of (a) January 21, 2026 and (b) to the extent any principal amount of Nabors Delaware’s existing 5.75% senior notes due 2025 remains outstanding on the date that is 90 days prior to the applicable maturity date for such indebtedness, then such 90th day.

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

As of December 31, 2023, we had no borrowings and $47.8 million of letters of credit outstanding under our 2022 Credit Agreement. The weighted average interest rate on borrowings under the 2022 Credit Agreement at December 31, 2023 was 8.09%. In order to make any future borrowings under the 2022 Credit Agreement, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

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

Letters of Credit

We had 8 letter-of-credit facilities with various banks as of December 31, 2023. Availability and borrowings under our letter-of-credit facilities are as follows:

December 31,
2023
(In thousands)
Credit available	$313,667
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	114,937
Remaining availability	$198,730

Note 11 Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
United States and Other Jurisdictions	2023	2022	2021

	(In thousands)
United States	$215,306	$(19,820)	$(153,243)
Other jurisdictions	(86,182)	(225,862)	(334,846)
Income (loss) from continuing operations before income taxes	$129,124	$(245,682)	$(488,089)

Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Current:
U.S. federal	$4,783	$1,320	$(1,905)
Outside the U.S.	55,769	48,837	60,318
State	2,787	4,042	7,914
	$63,339	$54,199	$66,327
Deferred:
U.S. federal	$16,886	$681	$(4,669)
Outside the U.S.	(1,898)	(241)	(3,608)
State	893	6,897	(2,429)
	$15,881	$7,337	$(10,706)
Income tax expense (benefit)	$79,220	$61,536	$55,621

A reconciliation of our statutory tax rate to our worldwide effective tax rate consists of the following:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Income tax provision at statutory (Bermuda rate of 0%)	$—	$—	$—
Taxes (benefit) on U.S. and other international earnings (losses) at greater than the Bermuda rate	74,581	25,685	23,395
Increase (decrease) in valuation allowance	22,533	43,060	8,276
Impact of foreign exchange rates	(28,484)	(32,108)	—
Prior year adjustments to provision	(3,513)	15,959	—
Uncertain tax positions	5,854	2,080	26,266
Audit settlements	12,464	—	—
State income taxes (benefit)	3,838	266	(2,316)
Other	(8,053)	6,594	—
Income tax expense (benefit)	$79,220	$61,536	$55,621
Effective tax rate	61.4%	(25.0%)	(11.4%)

Our worldwide income tax expense for 2023 was $79.2 million compared to $61.5 million for 2022. The increase in tax expense was primarily attributable to changes in the operating income and the geographic mix of our pre-tax earnings (losses) in the jurisdictions in which we operate.

The components of our net deferred taxes consisted of the following:

	December 31,
	2023	2022

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$4,004,602	$3,878,344
Tax credit and other attribute carryforwards	86,896	84,812
Accrued interest	19,311	13,302
Property, plant and equipment	—	20,431
Other	106,520	100,316
Subtotal	4,217,329	4,097,205
Valuation allowance	(3,962,200)	(3,839,885)
Deferred tax assets:	$255,129	$257,320
Deferred tax liabilities:
Property, plant and equipment	$15,181	$—
Other	2,443	2,858
Deferred tax liability	$17,624	$2,858
Net deferred tax assets (liabilities)	$237,505	$254,462
Balance Sheet Summary:
Net noncurrent deferred tax asset	$238,871	$257,320
Net noncurrent deferred tax liability	(1,366)	(2,858)
Net deferred tax asset (liability)	$237,505	$254,462

As of December 31, 2023, we had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $588.9 million, $788.1 million and $16.1 billion, respectively. Of those amounts, $7.9 billion will expire between 2024 and 2044 if not utilized. We provide a valuation allowance against NOL carryforwards in various tax jurisdictions based on our consideration of existing temporary differences and expected future earning levels in those jurisdictions. A valuation allowance of approximately $3.9 billion as of December 31, 2023 has been recognized related to certain NOL carryforwards as we believe it is more likely than not that the benefit of these NOL carryforwards will not be realized.

The following is a reconciliation of our uncertain tax positions:

	2023	2022	2021

	(In thousands)
Balance as of January 1	$45,452	$45,988	$26,704
Additions for tax positions of prior years	2,207	806	19,760
Reductions for tax positions for prior years	(256)	(1,342)	(476)
Settlements	(13,387)	—	—
Balance as of December 31	$34,016	$45,452	$45,988

If the unrecognized tax benefits of $34.0 million are realized, this would favorably impact the worldwide effective tax rate. As of December 31, 2023, 2022 and 2021, we had approximately $11.1 million, $17.0 million and $14.4 million, respectively, of interest and penalties related to uncertain tax positions. During 2023, 2022 and 2021, we accrued and recognized estimated interest and penalties related to uncertain tax positions of approximately $(6.0) million, $2.6 million and $6.9 million, respectively. During the fourth quarter of 2023, we settled tax audits for which we had accrued an uncertain tax position of $13.4 million and interest and penalties of $9.9 million. Upon settlement, we reversed the uncertain tax position accrual and related interest and penalties. We include potential interest and penalties related to uncertain tax positions within our global operations in the income tax expense (benefit) line item in our consolidated statements of income (loss).

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

We conduct business globally and, as a result, we file numerous income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Colombia, Mexico, Saudi Arabia, Norway and the United States. We are no longer subject to U.S. Federal income tax examinations for years before 2020 and non-U.S. income tax examinations for years before 2007.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact to the Company.

The Organization Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025. There are no impacts to our consolidated financial statements for the year ended December 31, 2023.

On December 18, 2023, Bermuda enacted a 15% corporate income tax regime (the “Bermuda CIT”) that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025. As a result of the Bermuda CIT, the Company’s exemption from Bermuda corporate income taxes will cease in 2025. With the enactment of the Bermuda CIT in 2023, the Company underwent an analysis to determine the tax impacts to its consolidated financial statements for the year ended December 31, 2023. Bermuda CIT allows for a beginning net operating loss balance related to the five years preceding the effective date of Bermuda CIT. We have recorded a deferred tax asset of $171.9 million for the Bermuda net operating losses generated from 2020 through 2023 with an offsetting valuation allowance of $171.9 million.

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

On July 19, 2021, we issued 147,974 shares of our common stock, valued at approximately $12.9 million, in connection with the purchase of certain development stage technologies in the energy transition space. Of the shares issued, 71,280 shares were subsequently forfeited in 2023.

During 2022, we issued 1.1 million common shares in connection with the Company’s common stock warrants. See below for discussion on the Warrants.

During 2023, in connection with acquisition of certain intellectual property rights, we agreed to issue shares of our common stock to the seller, Nanogen. The purchase consideration included additional shares, subject to meeting certain earnout targets. Such targets were not met by the seller and, consequently, the shares were forfeited. The forfeited shares are held by a Nabors subsidiary, are presented as treasury stock in the accompanying balance sheet, and are reflected in the 1,161,283 issued and outstanding shares held by our subsidiaries.

From time to time, treasury shares may be reissued subject to applicable securities law limitations. When shares are reissued, we use the weighted-average-cost method for determining cost. The difference between the cost of the shares and the issuance price is added to or deducted from our capital in excess of par value account. No shares have been reissued during 2023, 2022 or 2021.

Common stock warrants

On May 27, 2021, the Board declared a distribution of warrants to purchase its common shares (the “Warrants”) to holders of the Company’s common shares. Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3.2 million Warrants on June 11, 2021 to shareholders of record as of June 4, 2021. As of December 31, 2023, 2.5 million Warrants remain outstanding and 1.1 million common shares have been issued in settlement of exercises of Warrants.

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

The Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the Warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Warrants was initially measured at fair value using a Monte Carlo pricing model due to the level of market activity. As of December 31, 2023, the fair value of the Warrants was measured using their trading price. On December 31, 2023 and 2022, the fair value of the Warrants was approximately $25.9 million and $80.9 million, respectively. During the years ended December 31, 2023,

2022 and 2021, approximately $54.7 million of gain, $99.2 million of loss and $2.6 million of gain has been recognized for the change in liability and included in Other, net in our consolidated statements of income (loss), respectively.

Note 13 Joint Ventures

During 2016, we entered into an agreement with Saudi Aramco to form a new joint venture, SANAD, to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. SANAD, which is equally owned by Saudi Aramco and Nabors, began operations during the fourth quarter of 2017.

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, each with a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests which accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying condensed consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. As of December 31, 2023 and December 31, 2022, the amount included in redeemable noncontrolling interest was $423.6 million and $393.8 million, respectively. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet. In 2022, SANAD settled approximately $20.6 million of the accrued interest by making cash payments to each partner for their respective amounts. The assets and liabilities included in the condensed balance sheet below are (a) assets that can either be used to settle obligations of the VIE or be made available in the future to the equity owners through dividends, distributions or in exchange of the redeemable ownership interests (upon mutual agreement of the owners) or (b) liabilities for which creditors do not have recourse to other assets of Nabors.

The condensed balance sheet of SANAD, as included in our consolidated balance sheet, is presented below.

	December 31,
	2023	2022

	(In thousands)
Assets:
Cash and cash equivalents	$281,329	$302,949
Accounts receivable	86,461	92,922
Other current assets	12,461	14,750
Property, plant and equipment, net	646,215	489,358
Other long-term assets	25,099	21,278
Total assets	$1,051,565	$921,257
Liabilities:
Accounts payable	$88,432	$62,409
Accrued liabilities	10,301	6,639
Other liabilities	38,524	36,312
Total liabilities	$137,257	$105,360

Note 14 Related-Party Transactions

Nabors and certain current and former key employees, including Mr. Petrello, entered into split-dollar life insurance agreements, pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in some instances, members of their families. These agreements provide that we are reimbursed for the premium payments upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could be limited to the cash surrender value of the policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $6.6 million related to these policies. The cash surrender value of these policies of approximately $4.9 million and $5.1 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2023 and 2022.

Under the Sarbanes-Oxley Act of 2002, the payment of premiums by Nabors under the agreements could be deemed to be prohibited loans by us to these individuals. Consequently, we have paid no premiums related to our agreements with these individuals since the adoption of the Sarbanes-Oxley Act.

In November 2021, Nabors Energy Transition Corporation (“NETC”), a special purpose acquisition company, commonly referred to as a “SPAC”, co-sponsored by Nabors and Greens Road Energy LLC, completed its initial public offering of 27,600,000 units.  Greens Road Energy LLC is owned by certain members of Nabors’ board of directors and management team.  Simultaneously with the closing of the IPO, NETC completed the private sale of an aggregate of 13,730,000 warrants with a fair value of $1 per warrant, of which 6,288,500 warrants were purchased by related parties including certain Nabors board members, officers and employees, with the remainder being purchased by a subsidiary of Nabors. In December 2023, NETC completed a business combination with Vast Renewables Limited (“Vast”). NETC merged with and into a wholly owned subsidiary of Vast and one of our independent directors and an executive joined the board of directors of Vast. See Note 21—Special Purpose Acquisition Companies for additional information.

In July 2023, Nabors Energy Transition Corporation II (“NETC II”) co-sponsored by Nabors and Greens Road Energy II LLC, completed its initial public offering of 30,500,000 units.  Greens Road Energy II LLC is owned by certain members of Nabors’ management team and board members.  Simultaneously with the closing of the IPO, NETC II completed the private sale of an aggregate of 9,540,000 warrants with a fair value of $1 per warrant, of which 4,348,000 warrants were purchased by related parties including certain Nabors officers, directors and employees, with the remainder being purchased by a subsidiary of Nabors. See Note 21—Special Purpose Acquisition Companies for additional information.

In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our unconsolidated affiliates at market prices. Historically, these transactions primarily related to our former equity method investment in Nabors Arabia. During 2017, our joint venture with Saudi Aramco, SANAD, began operations. As such, we have included transactions with Saudi Aramco effective as of the commencement of operations of SANAD. See Note 13—Joint Ventures. Revenues from business transactions with these affiliated entities totaled $782.7 million, $682.7 million and $617.5 million for 2023, 2022 and 2021, respectively. Additionally, we had accounts receivable from these affiliated entities of $92.7 million and $97.0 million as of December 31, 2023 and 2022.

In addition, Mr. Crane, one of our independent directors, is Chairman and Chief Executive Officer of Crane Capital Group Inc. (“CCG”), an investment company that indirectly owns a majority interest in several operating companies, some of which have provided services to us in the ordinary course of business, including international logistics and electricity. During 2023, 2022 and 2021, we incurred costs for these services of $13.2 million, $11.4 million and $5.8 million, respectively. We had accounts payable to these CCG-related companies of $2.0 million and $2.7 million as of December 31, 2023 and 2022.

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

Leases

Nabors and its subsidiaries occupy various facilities and lease certain equipment under various lease agreements. Rental expense relating to operating leases with terms greater than 30 days amounted to $17.2 million, $15.0 million and $9.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. See Note 20—Leases for more information on the minimum rental commitments under non-cancelable operating leases.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $21.0 million (at December 31, 2023 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We appealed this decision again to the Supreme Court, which again overturned the appeals court’s decision. The case was moved back to the court of appeals, which, once again, reinstated the verdict, failing to abide by the Supreme Court’s ruling. Accordingly, we are appealing once more to the Supreme Court to try to get a final ruling on the matter. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $13.0 million in excess of amounts accrued.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2024	2025	2026	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$34,011	61	9,057	4,109	$47,238

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Year Ended December 31,
	2023	2022	2021

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss), net of tax	$49,904	$(307,218)	$(543,710)
Less: net (income) loss attributable to noncontrolling interest	(61,688)	(43,043)	(25,582)
Less: deemed dividends to SPAC public shareholders	(8,638)	—	—
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(29,824)	(10,324)	(9,445)
Less: preferred stock dividends	—	—	(3,653)
Numerator for basic earnings per share:
Adjusted income (loss), net of tax - basic	$(50,246)	$(360,585)	$(582,390)
Income (loss) from discontinued operations, net of tax	$—	$—	$20

Weighted-average number of shares outstanding - basic	9,159	8,898	7,605
Earnings (losses) per share:
Basic from continuing operations	$(5.49)	$(40.52)	$(76.58)
Basic from discontinued operations	—	—	—
Total Basic	$(5.49)	$(40.52)	$(76.58)
DILUTED EPS:
Adjusted income (loss), net of tax - diluted	$(50,246)	$(360,585)	$(582,390)
Income (loss) from discontinued operations, net of tax	$—	$—	$20

Weighted-average number of shares outstanding - diluted	9,159	8,898	7,605
Earnings (losses) per share:
Diluted from continuing operations	$(5.49)	$(40.52)	$(76.58)
Diluted from discontinued operations	—	—	—
Total Diluted	$(5.49)	$(40.52)	$(76.58)

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

The average number of shares from options and shares related to outstanding Warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Potentially dilutive securities excluded as anti-dilutive	3,381	3,369	4,436

Additionally for the year ended December 31, 2023, we excluded 1.2 million common shares from the computation of diluted shares related to the conversion of the 1.75% senior exchangeable notes due June 2029, because their effect would be anti-dilutive under the if-converted method, respectively.

Note 17 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	December 31,
	2023	2022

	(In thousands)
Accrued compensation	$58,769	$64,926
Deferred revenue	29,233	37,808
Other taxes payable	41,322	39,621
Workers’ compensation liabilities	6,588	6,588
Interest payable	57,607	69,174
Litigation reserves	19,924	18,681
Other accrued liabilities	16,797	10,777
	$230,240	$247,575

Investment income (loss) includes the following:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Interest and dividend income	$45,900	$15,474	$1,527
Gains (losses) on marketable securities	(2,080)	(482)	30
	$43,820	$14,992	$1,557

Other, net includes the following:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Losses on sales, disposals and involuntary conversions of long-lived assets	$13,923	$7,350	$23,883
Purchase of technology	—	—	14,733
Energy transition initiatives	11,795	—	—
Warrant and derivative valuation	(54,948)	95,876	—
Litigation expenses and reserves	26,451	15,160	8,290
Foreign currency transaction losses	37,285	6,689	4,807
(Gain) on debt buyback	(25,274)	(4,597)	(13,423)
Other losses (gains)	(9,958)	6,621	1,708
	$(726)	$127,099	$39,998

The changes in accumulated other comprehensive income (loss), by component, include the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2022	$2	$(5,356)	$(5,280)	$(10,634)
Other comprehensive income (loss) before reclassifications	—	1,429	(1,993)	(564)
Amounts reclassified from accumulated other comprehensive income (loss)	—	160	—	160
Net other comprehensive income (loss)	—	1,589	(1,993)	(404)
As of December 31, 2022	$2	$(3,767)	$(7,273)	$(11,038)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2023	$2	$(3,767)	$(7,273)	$(11,038)
Other comprehensive income (loss) before reclassifications	—	—	45	45
Amounts reclassified from accumulated other comprehensive income (loss)	—	161	—	161
Net other comprehensive income (loss)	—	161	45	206
As of December 31, 2023	$2	$(3,606)	$(7,228)	$(10,832)
(1)	All amounts are net of tax.

The line items that were reclassified to net income include the following:

Line item in consolidated statement of income (loss)

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
General and administrative expenses	209	208	208
Total income (loss) before income tax	(209)	(208)	(208)
Tax expense (benefit)	(48)	(48)	(48)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(161)	$(160)	$(160)

Supplemental cash flow information includes the following:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Cash paid for income taxes (refunded), net	$49,486	$29,191	$11,221
Cash paid for interest, net of capitalized interest	$186,923	$189,755	$161,932
Net change in accounts payable related to capital expenditures	$10,363	$8,615	$9,713

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

The following table sets forth financial information with respect to our reportable operating segments:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Operating revenues:
U.S. Drilling	$1,207,629	$1,100,614	$669,656
Canada Drilling	—	—	39,336
International Drilling	1,345,249	1,199,282	1,043,197
Drilling Solutions	301,757	243,349	172,473
Rig Technologies	242,768	195,129	149,273
Other reconciling items (1)	(91,422)	(84,608)	(56,387)
Total	$3,005,981	$2,653,766	$2,017,548

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$262,353	$108,506	$(76,492)
Canada Drilling	—	—	2,893
International Drilling	40,868	(879)	(40,117)
Drilling Solutions	110,957	77,868	32,771
Rig Technologies	19,529	8,906	158
Total segment adjusted operating income (loss)	$433,707	$194,401	$(80,787)

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss):
Net income (loss)	$49,904	$(307,218)	$(543,690)
Income (loss) from discontinued operations, net of tax	—	—	(20)
Income (loss) from continuing operations, net of tax	49,904	(307,218)	(543,710)
Income tax expense (benefit)	79,220	61,536	55,621
Income (loss) before income taxes	$129,124	$(245,682)	$(488,089)
Investment (income) loss	(43,820)	(14,992)	(1,557)
Interest expense	185,285	177,895	171,476
Impairments and other charges	—	—	66,731
Other, net	(726)	127,099	39,998
Other reconciling items (3)	163,844	150,081	130,654
Total segment adjusted operating income (loss) (2)	$433,707	$194,401	$(80,787)

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Depreciation and amortization
U.S. Drilling	$271,308	$311,759	$326,361
Canada Drilling	—	—	11,604
International Drilling	347,784	329,335	323,431
Drilling Solutions	18,634	20,829	26,660
Rig Technologies	7,864	5,794	8,191
Other reconciling items (3)	(296)	(2,645)	(2,866)
Total	$645,294	$665,072	$693,381

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Capital expenditures:
U.S. Drilling	$136,311	$118,017	$53,875
Canada Drilling	—	—	2,938
International Drilling	357,609	222,099	173,078
Drilling Solutions	25,721	19,946	9,919
Rig Technologies	21,229	15,660	2,790
Other reconciling items (3)	12,038	5,765	1,089
Total	$552,908	$381,487	$243,689

	December 31,
	2023	2022

	(In thousands)
Total assets:
U.S. Drilling	$1,239,765	$1,389,459
International Drilling	2,227,308	2,273,766
Drilling Solutions	78,472	63,652
Rig Technologies	239,167	207,345
Other reconciling items (3)	1,493,253	795,632
Total	$5,277,965	$4,729,854
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment.

(2)	Adjusted operating income (loss) represents income (loss) from continuing operations before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), impairments and other charges and other, net. Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) is provided in the above table.

(3)	Represents the elimination of inter-segment transactions and unallocated corporate expenses, assets and capital expenditures.

The following table sets forth financial information with respect to Nabors’ operations by geographic area based on the location of service provided:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Operating revenues
U.S.	$1,477,774	$1,323,531	$804,807
Outside the U.S.	1,528,207	1,330,235	1,212,741
	$3,005,981	$2,653,766	$2,017,548
Property, plant and equipment, net:
U.S.	$1,304,686	$1,437,333	$1,648,622
Outside the U.S.	1,594,042	1,588,767	1,699,876
	$2,898,728	$3,026,100	$3,348,498

During the years ended December 31, 2023, 2022 and 2021, $821.1 million, $712.8 million and $645.0 million of our consolidated operating revenue was from Saudi Arabia. No other individual country outside of the U.S. was material to our consolidated operating revenue during any of the three periods presented.

One customer accounted for approximately 26%, 26% and 31% of our consolidated operating revenues during the years ended December 31, 2023, 2022 and 2021, respectively, and is included primarily in our International Drilling reportable segment.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Year Ended
	December 31, 2023

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$1,052,274	$—	$—	$196,252	$121,958	$—	$1,370,484
U.S. Offshore Gulf of Mexico	118,218	—	—	11,147	—	—	129,365
Alaska	37,137	—	—	1,733	—	—	38,870
Canada	—	—	—	1,522	7,270	—	8,792
Middle East & Asia	—	—	943,285	44,896	93,032	—	1,081,213
Latin America	—	—	341,470	44,422	11,162	—	397,054
Europe, Africa & CIS	—	—	60,494	1,785	9,346	—	71,625
Eliminations & other	—	—	—	—	—	(91,422)	(91,422)
Total	$1,207,629	$—	$1,345,249	$301,757	$242,768	$(91,422)	$3,005,981

	Year Ended
	December 31, 2022
	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$913,932	$—	$—	$157,709	$111,197	$—	$1,182,838
U.S. Offshore Gulf of Mexico	122,536	—	—	10,665	—	—	133,201
Alaska	64,146	—	—	1,734	—	—	65,880
Canada	—	—	—	1,521	5,726	—	7,247
Middle East & Asia	—	—	805,944	41,257	64,739	—	911,940
Latin America	—	—	309,320	29,515	1,503	—	340,338
Europe, Africa & CIS	—	—	84,018	948	11,964	—	96,930
Eliminations & other	—	—	—	—	—	(84,608)	(84,608)
Total	$1,100,614	$—	$1,199,282	$243,349	$195,129	$(84,608)	$2,653,766

	Year Ended
	December 31, 2021

	U.S. Drilling	Canada Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$512,880	$—	$—	$97,354	$69,250	$—	$679,484
U.S. Offshore Gulf of Mexico	128,323	—	—	8,787	—	—	137,110
Alaska	28,453	—	—	753	59	—	29,265
Canada	—	39,336	—	1,342	4,379	—	45,057
Middle East & Asia	—	—	706,267	40,492	60,319	—	807,078
Latin America	—	—	251,153	22,104	228	—	273,485
Europe, Africa & CIS	—	—	85,777	1,641	15,038	—	102,456
Eliminations & other	—	—	—	—	—	(56,387)	(56,387)
Total	$669,656	$39,336	$1,043,197	$172,473	$149,273	$(56,387)	$2,017,548

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In millions)
As of December 31, 2022	$401.9	$23.6	$0.1	$29.2	$3.2
As of December 31, 2023	$397.1	$8.4	$3.0	$20.3	$2.0

Approximately 89% of the contract liability balance at the beginning of the period was recognized as revenue during 2023 and 11% is expected to be recognized in 2024.

Additionally, 90% of the contract asset balance at the beginning of the period was recognized as expense during 2023 and 10% is expected to be recognized in 2024. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

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

Lease Position

The table below presents the lease related assets and liabilities recorded on our condensed consolidated balance sheet:

		Year Ended December 31,
		2023	2022

	Classification on the Balance Sheet	(In thousands)
Assets
Operating lease assets	Other long-term assets	$30,650	$34,504
Total lease assets		$30,650	$34,504

Liabilities
Current liabilities:
Operating lease liabilities	Current lease liabilities	$5,423	$6,784
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	$25,713	$27,785
Total lease liabilities		$31,136	$34,569

Lease Costs

The table below presents certain information related to the lease costs for our operating leases:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Operating lease cost	9,688	10,047	9,848
Short-term lease cost	150	596	593
Variable lease cost	39	115	143
Total lease cost	$9,877	$10,758	$10,584

Other Information

The table below presents supplemental cash flow information related to leases:

	Year Ended December 31,
	2023	2022	2021

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,688	$10,047	$9,848

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases:

	Year Ended December 31,
	2023	2022

Weighted-average remaining lease term - operating leases	6.44	6.96
Weighted-average discount rate - operating leases	6.82%	6.81%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet:

December 31, 2023
(In thousands)
2024	$7,614
2025	7,044
2026	6,966
2027	5,518
2028	2,455
Thereafter	8,539
Total undiscounted lease liability	38,136
Less: amount of lease payments representing interest	(7,000)
Long-term lease obligations	$31,136

Note 21 Special Purpose Acquisition Companies

As of December 31, 2023 Nabors is the co-sponsor of one SPAC. The SPAC is a consolidated VIE included in the accompanying consolidated financial statements under Restricted cash held in trust and Redeemable noncontrolling interest in subsidiary. The SPAC’s funds are held in an interest-bearing U.S. based trust account (“Trust Account”) and are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invests only in direct U.S. government treasury obligations. The funds in the trust account will only be released to the SPAC upon completion by the SPAC of a business combination or in connection with redemptions of any of the redeemable common shares, except with respect to interest earned on the funds which may be withdrawn to pay the SPAC’s taxes.

The company accounts for the non-controlling interest in the SPAC as subject to possible redemption in accordance with FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” The SPAC’s common stock features certain redemption rights, which are considered to be outside the company’s control and subject to occurrence of uncertain future events. Nabors will recognize any future changes in redemption value immediately as they occur – i.e., adjusting the carrying amount of the instrument to its current redemption amount at each reporting period.

NETC

In November 2021, NETC cosponsored by Nabors and Greens Road Energy LLC completed its’ initial public offering. Greens Road Energy LLC is owned by certain members of Nabors’ board of directors and management team. As part of the initial public offering of NETC and subsequent private placement warrant transactions, $281.5 million was deposited in a Trust Account. In February 2023, NETC entered into a definitive agreement for a business combination with Vast Renewables Limited (“Vast”), a development-stage company specializing in the design and manufacturing of concentrated solar thermal power (CSP) systems.

In December 2023, NETC and Vast completed the business combination.  As a result, Nabors owns approximately 15% of Vast’s ordinary shares, 7.4 million warrants of Vast, which are exercisable for one whole share of Vast at a price of $11.50 per share (“Vast Warrants”), and is entitled to up to approximately 2.4 million ordinary shares of Vast that are eligible to be received by Nabors in three equal increments, if Vast stock price reaches $12.50, $15.00 and $17.50 (“Vast Earnout Shares”).  Nabors also has two representatives on the board of Vast.  As a result of our ownership percentage and board representation, Nabors has significant influence over Vast and will account for its investment in Vast as an equity method investment.  Our equity method investment, the Vast Warrants and the Vast Earnout Shares, were all recorded at fair market value at the time of closing, and the financial statements of NETC were deconsolidated from the Nabors consolidated financial statements.  The impact of this transaction and subsequent application of equity method of accounting for our investment in Vast, and the fair value accounting for the Vast Warrants and Vast Earnout Shares, was a net gain for the quarter ended December 31, 2023, of approximately $7.2 million, which is included in the accompanying consolidated income statement under Other, net.  The Vast Warrants and Vast Earnout Shares will be marked to market on an ongoing basis.

The following table summarizes NETC’s effects on changes in non-controlling interest subject to possible redemption.

	2023	2022

	(In thousands)
Balance, beginning of year	$284,841	$281,520
Net earnings	5,540	3,321
Nabors deemed dividends to SPAC public shareholders	3,055	—
Noncontrolling interest deemed dividends to SPAC public shareholders	1,774	—
Redemptions and distributions of Trust Account	(295,210)	—
Balance as of December 31	$—	$284,841

NETC II

In July 2023, NETC II co-sponsored by Nabors and Greens Road Energy II LLC, completed its initial public offering of 30,500,000 units at $10.00 per unit, generating gross proceeds of approximately $305.0 million. Greens Road Energy II LLC is owned by certain members of Nabors’ management team and board members. Simultaneously with the closing of the IPO, NETC II completed the private sale of an aggregate of 9,540,000 warrants for an aggregate value of $9.5 million and issued unsecured promissory notes for an aggregate amount of $3.1 million. As part of the initial public offering of NETC II and subsequent private placement warrant transactions, $308.1 million was deposited in a Trust Account on July 18, 2023. As of December 31, 2023, the Trust Account balance was $315.5 million.

Approximately $315.5 million of non-controlling interest subject to possible redemption is presented at full redemption value as temporary equity, outside of the stockholders’ equity section in the accompanying consolidated financial statements as of December 31, 2023.

The following table summarizes NETC II’s effects on changes in non-controlling interest subject to possible redemption.

2023
(In thousands)
Balance, beginning of year	$—
Initial public offering	294,474
Net earnings	7,438
Nabors deemed dividends to SPAC public shareholders	5,583
Noncontrolling interest deemed dividends to SPAC public shareholders	7,993
Balance as of December 31	$315,488

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

PricewaterhouseCoopers LLP has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, which is included in Part II, Item 8 of this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be contained in the definitive Proxy Statement to be distributed in connection with our 2024 annual general meeting of shareholders under the captions “Director Nominees,” “Election of Directors”, “Other Executive Officers”, “Meetings of the Board and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this document by reference.

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

On June 26, 2023, we filed with the New York Stock Exchange the Annual CEO Certification regarding our compliance with the New York Stock Exchange’s Corporate Governance listing standards as required by Section 303A-12(a) of the New York Stock Exchange’s Listed Company Manual.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item will be contained in various sections of our definitive Proxy Statement to be distributed in connection with our 2024 annual general meeting of shareholders, including under the captions “Compensation Discussion and Analysis,” “2023 Summary Compensation Table,” “2023 Grants of Plan-Based Awards,” “2023 Outstanding Equity Awards at Fiscal Year End,” “2023 Option Exercises and Shares Vested,” “2023 Non-Qualified Deferred Compensation,” “Required Pay-Ratio Disclosure,” “Pay v. Performance,” “2023 Potential Payouts upon Termination or Change in Control,” “Non-Employee Director Compensation,” “Risk Assessment,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and except as specified in the following sentence, is incorporated into this document by reference. Information in our definitive Proxy Statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Compensation Committee Report, is not deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2024 annual general meeting of shareholders, including under the captions “Share Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated into this document by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2024 annual general meeting of shareholders, including under the captions “Certain Relationships and Related Transactions” and “Overview of Key Governance Topics – Director Independence,” is incorporated into this document by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2024 annual general meeting of shareholders, including under the caption “Independent Auditor Fees” and is incorporated into this document by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements

(2)	Financial Statement Schedule

Page No.
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2023, 2022 and 2021	94

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

ITEM 16. FORM 10-K SUMMARY

None.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2023, 2022 and 2021

		Charged to
	Balance at	Costs and	Charged to		Balance at
	Beginning	Other	Other		End of
	of Period	Deductions	Accounts	Deductions	Period

	(In thousands)
2023
Allowance for doubtful accounts	$52,895	(56)	56	(31)	$52,864
Inventory reserve	$23,038	864	—	—	$23,902
Valuation allowance on deferred tax assets	$3,839,885	—	122,315	—	$3,962,200
2022
Allowance for doubtful accounts	$67,291	929	(192)	(15,133)	$52,895
Inventory reserve	$21,931	1,107	—	—	$23,038
Valuation allowance on deferred tax assets	$3,754,207	—	85,678	—	$3,839,885
2021
Allowance for doubtful accounts	$69,807	2,870	(393)	(4,993)	$67,291
Inventory reserve	$23,477	392	418	(2,356)	$21,931
Valuation allowance on deferred tax assets	$3,616,880	—	137,327	—	$3,754,207

Exhibit Index

Exhibit No.	Description
3.1

Memorandum of Association of Nabors Industries Ltd. (incorporated by reference to Annex II to the proxy statement/prospectus included in our Registration Statement on Form S-4 (File No. 333-76198) filed with the SEC on May 10, 2002, as amended).

3.2	Certificate of Deposit of Memorandum of Increase of Share Capital (incorporated by reference to Exhibit 3.1 to our Form 10-Q (File No. 001-32657) filed with the SEC on May 8, 2020).
3.3	Amended and Restated Bye-laws of Nabors Industries Ltd. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on April 22, 2020).
4.1	Description of Share Capital (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 18, 2022).
4.2

Warrant Agreement (including Form of Warrant), dated June 10, 2021, between the Company and Computershare Trust Company, N.A., as Warrant Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on June 10, 2021).

4.3

Indenture related to the 2.35% Senior Notes due 2016 and 5.10% Senior Notes due 2023, dated as of September 12, 2013, among Nabors Industries, Inc. as Issuer, Nabors Industries Ltd. as Guarantor, Wilmington Trust, National Association as Trustee and Citibank, N.A. as Securities Administrator (including form of 2.35% Senior Note due 2016 and form of 5.10% Senior Note due 2023) (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on September 13, 2013).

4.4

Indenture, dated as of January 13, 2017, by and among Nabors Industries, Inc., as issuer, Nabors Industries Ltd., as guarantor, Citibank, N.A., as securities administrator and Wilmington Trust, National Association, as trustee with respect to Nabors Industries, Inc.’s 0.75% Exchangeable Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 13, 2017).

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

4.5

Indenture, dated as of January 23, 2018, by and among Nabors Industries, Inc., Nabors Industries Ltd., as Guarantor, Citibank, N.A., as securities administrator and Wilmington Trust National Association, as trustee with respect to Nabors Industries, Inc.’s 5.75% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 23, 2018).

4.6

Indenture, dated as of January 10, 2020 by and among Nabors Industries Ltd., as Issuer, Nabors Industries, Inc., as Guarantor, Nabors International Finance Inc., as Guarantor, Nabors Lux Finance 1, as Guarantor, Nabors Global Holdings Limited, as Guarantor, Nabors Drilling Holdings Inc., as Guarantor, Nabors Holdings Ltd., as Guarantor, and Wells Fargo Bank, N.A., as trustee, with respect to Nabors’ Industries Ltd.’s 7.25% Senior Guaranteed Notes due 2026 and 7.50% Guaranteed Notes due 2028, including as exhibits thereto the form of Notes (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 00132657) filed with the SEC on January 14, 2020).

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
4.8

Indenture, dated as of November 23, 2021 by and among Nabors Industries, Inc., as Issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee with respect to Nabors Industries, Inc.’s 7.375% Senior Priority Guaranteed Notes due 2027 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on November 26, 2021).

4.9

Indenture, dated as of February 14, 2023 by and among Nabors Industries, Inc., as Issuer, Nabors Industries Ltd. as guarantor, and Wilmington Trust, National Association, as trustee with respect to Nabors Industries, Inc.’s 1.750% Senior Exchangeable Notes due 2027 (incorporated by reference to Exhibit 4.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on February 14, 2023).

4.10

Indenture, dated as of November 20, 2023 by and among Nabors Industries, Inc., as Issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee with respect to Nabors Industries, Inc.’s 9.125% Senior Priority Guaranteed Notes due 2030 (incorporated by reference to Exhibit 4.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on November 20, 2023).

10.1

Call Option Transaction Confirmation, dated as of January 9, 2017, between Nabors Industries Ltd., Nabors Industries, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 11, 2017).

10.2

Call Option Transaction Confirmation, dated as of January 9, 2017, between Nabors Industries Ltd., Nabors Industries, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 11, 2017).

10.3

Additional Call Option Transaction Confirmation, dated as of January 10, 2017, between Nabors Industries Ltd., Nabors Industries, Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 13, 2017).

10.4

Additional Call Option Transaction Confirmation, dated as of January 10, 2017, between Nabors Industries Ltd., Nabors Industries, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 13, 2017).

10.5

Shareholders’ Agreement, dated October 31, 2016, between Saudi Aramco Development Company and Nabors International Netherlands B.V. (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 28, 2017).

10.6

Credit Agreement, dated as of January 21, 2022, among Nabors Industries, Inc., as Borrower, Nabors Industries Ltd., as Holdings, the other Guarantors from time to time party thereto, the Issuing Banks and other Lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 24, 2022).**

10.7

Second Amendment to Credit Agreement, dated September 28, 2023 among Nabors Industries, Inc., as Borrower, Nabors Industries Ltd., as Holdings, the other Guarantors from time to time party thereto, the Issuing Banks and other Lenders party thereto and Citibank, N.A., as Administrative Agent. *

10.8

Receivables Purchase Agreement dated as of September 13, 2019, by and among Nabors A.R.F., LLC, certain operating subsidiaries of Nabors Industries Ltd., and Nabors Industries, Inc., (incorporated by reference to Exhibit 10.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on September 18, 2019).

10.8(a)

Receivables Sale Agreement dated as of September 13, 2019, by and among Nabors A.R.F., LLC, Nabors Industries, Inc., the purchasers party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on September 18, 2019).

Exhibit No.	Description
10.8(b)

First Amendment to the Receivables Purchase Agreement, dated as of July 13, 2021, by and among Nabors A.R.F., LLC, Nabors Industries, Inc., Arab Banking Corporation B.S.C. New York Branch, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on July 16, 2021).

10.8(c)

Third Amendment to the Receivables Purchase Agreement, dated as of June 27, 2022, by and among Nabors A.R.F., LLC, Nabors Industries, Inc., Arab Banking Corporation B.S.C. New York Branch, Nomura Corporate Funding Americas, LLC, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on June 27, 2022).

10.8(d)

Indemnification Agreement, dated as of September 13, 2019, between Nabors Industries Ltd. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on September 18, 2019).

10.9(+)

Executive Employment Agreement by and among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello, effective as of January 1, 2013 (incorporated by reference to Exhibit 99.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on March 11, 2013).

10.9(a)(+)

First Amendment to Executive Employment Agreement, dated December 19, 2014, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on December 19, 2014).

10.9(b)(+)

Second Amendment to Executive Employment Agreement, dated as of June 5, 2015, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on June 8, 2015).

10.9(c)(+)

Third Amendment to Executive Employment Agreement, dated as of December 31, 2015, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on January 5, 2016).

10.9(d)(+)

Fourth Amendment to Executive Employment Agreement, dated June 10, 2016, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on June 13, 2016).

10.9(e)(+)

Fifth Amendment to Executive Employment Agreement, dated October 15, 2018, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on November 7, 2018).

10.9(f)(+)

Sixth Amendment to Executive Employment Agreement, dated December 31, 2018, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 4, 2019).

10.9(g)(+)

Seventh Amendment to Executive Employment Agreement, dated January 2, 2020, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

10.9(h)(+)

Eighth Amendment to Executive Employment Agreement, dated April 6, 2020, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 00132657) filed with the SEC on April 9, 2020).

10.10(+)

Amended and Restated Executive Employment Agreement, dated January 2, 2020, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

10.10(a)(+)

First Amendment to Amended and Restated Employment Agreement, dated April 6, 2020, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 00132657) filed with the SEC on April 9, 2020).

Exhibit No.	Description
10.10(b)(+)

Second Amendment to Amended and Restated Executive Employment Agreement, dated January 1, 2022, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 6, 2022).

10.11(+)

Form of Indemnification Agreement entered into between Nabors Industries Ltd. and the directors and executive officers (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K (File No. 000-49887) filed with the SEC on March 31, 2003).

10.12(+)	Form of Director Cash Award Agreement (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on August 4, 2020).
10.13(+)

Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (amended on May 2, 2003) (incorporated by reference to Exhibit 10.29 to our Form 10-Q (File No. 000-49887) filed with the SEC on May 12, 2003).

10.13(a)(+)

Form of Stock Option Agreement to the Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.14(+)	Nabors Industries Ltd. Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of our Proxy Statement (File No. 001-32657) filed with the SEC on May 4, 2006).
10.14(a)(+)	Form of Stock Option Agreement—Petrello/Isenberg (incorporated by reference to Exhibit 10.03 to our Current Report on Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).
10.14(b)(+)	Form of Stock Option Agreement—Others (incorporated by reference to Exhibit 10.04 to our Current Report on Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).
10.15(+)

Amended and Restated Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Annex B to Nabors Industries Ltd.’s Definitive Proxy Statement (File No. 001-32657) filed with the SEC on April 23, 2020).

10.15(a)(+)

Form of Nabors Industries Ltd. TSR Stock Agreement – Anthony G. Petrello (2020), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on August 4, 2020).

10.15(b)(+)

Form of Nabors Corporate Services, Inc. TSR Stock Agreement – Anthony G. Petrello (2020), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on August 4, 2020).

10.15(c)(+)

Form of Nabors Industries Ltd. TSR Stock Agreement – William Restrepo (2020), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q (File no. 001-32657) filed with the SEC on August 4, 2020).

10.15(d)(+)

Form of Nabors Corporate Services, Inc. TSR Stock Agreement – William Restrepo (2020), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q (File no. 001-32657) filed with the SEC on August 4, 2020).

10.15(e)(+)

Form of CEO Performance-Based Restricted Stock Unit Agreement (2021), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2021).

10.15(f)(+)

Form of CFO Performance-Based Restricted Stock Unit Agreement (2021), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2021).

10.15(g)(+)

Form of Restricted Stock Agreement – Directors, pursuant to the Amended and Restated Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 (File No. 333-239325) filed with the SEC on June 19, 2020).

10.15(h)(+)

Form of Restricted Stock Agreement – Others, pursuant to the Amended and Restated Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-8 (File No. 333-239325) filed with the SEC on June 19, 2020).

Exhibit No.	Description
10.15(i)(+)

Form of Restricted Stock Agreement – Others, pursuant to the Amended and Restated Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on July 28, 2023).

10.15(j)(+)

Form of Restricted Stock Agreement – Others, pursuant to the Amended and Restated Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 001-32657 ) filed with the SEC on July 28, 2023).

10.15(k)(+)

Form of Stock Option Agreement – Others, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(b) to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.15(l)(+)

Form of Nabors Industries Ltd. TSR Grant Agreement – Executive, pursuant to the 2016 Stock Plan and the 2013 Stock Plan (incorporated by reference to Exhibit 10.15(n) to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 28, 2019).

10.15(m)(+)

Form of Nabors Corporate Services, Inc. TSR Grant Agreement – Executive, pursuant to the 2016 Stock Plan and the 2013 Stock Plan (incorporated by reference to Exhibit 10.15(o) to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 28, 2019).

10.15(n)(+)

Form of Nabors Industries Ltd. TSR Stock Grant Agreement – Anthony G. Petrello (2020) (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

10.15(o)(+)

Form of Nabors Corporate Services, Inc. TSR Stock Grant Agreement – Anthony G. Petrello (2020) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

10.15(p)(+)

Form of CEO Performance Based Stock Restricted Unit Agreement (2020) (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

10.15(q)(+)

Form of CFO Performance Based Stock Restricted Unit Agreement (2020) (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

10.15(r)(+)

Form of CEO Performance Based Restricted Stock Unit Agreement (2022) (incorporated by reference to Exhibit 10.14(p) to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 18, 2022).

10.15(s)(+)

Form of CFO Performance Based Restricted Stock Unit Agreement (2022) (incorporated by reference to Exhibit 10.14(q) to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 18, 2022).

10.15(t)(+)

Form of CEO Performance Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on July 28, 2023).

10.15(u)(+)	Form of CFO Performance Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on July 28, 2023).
10.15(v)(+)

Form of CEO Long-Term Performance-Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on July 28, 2023).

10.15(w)(+)	Form of CFO Performance Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on July 28, 2023).
10.15(x)(+)	Form of CEO TSR Stock Grant Agreement (2022) (incorporated by reference to Exhibit 10.14(r) to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 18, 2022).
10.15(y)(+)	Form of CFO TSR Stock Grant Agreement (2022) (incorporated by reference to Exhibit 10.14(s) to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 18, 2022).

Exhibit No.	Description
10.16(+)

Nabors Industries, Inc. Executive Deferred Compensation Plan (as Amended and Restated Effective as of April 1, 2017) (incorporated by reference to Exhibit 10.3(a) to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.16(a)(+)

Amendment No. 1 to Nabors Industries, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on November 1, 2019).

10.16(b)(+)

Form of Deferred Bonus Agreement under the Nabors Industries, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3(b) to our Current Report on Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.17(+)

Nabors Industries, Inc. Deferred Compensation Plan (as Amended and Restated Effective as of January 1, 2017) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.17(a)(+)

Amendment No. 1 to Nabors Industries, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on November 1, 2019).

10.18(b)(+)

Amendment No. 2 to Nabors Industries, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on November 1, 2019).

10.19

Amending Agreement, dated July 29, 2021, by and among Nabors Drilling Canada Limited, Nabors Industries Ltd., and HSBC Canada Bank (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on August 2, 2021).

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

97.1	Clawback Policy*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Date:	February 12, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY G. PETRELLO	Chairman, President and Chief Executive Officer	February 12, 2024
Anthony G. Petrello

/s/ WILLIAM RESTREPO
William Restrepo	Chief Financial Officer	February 12, 2024

/s/ TANYA S. BEDER
Tanya S. Beder	Director	February 12, 2024

/s/ ANTHONY R. CHASE
Anthony R. Chase	Director	February 12, 2024

/s/ JAMES R. CRANE
James R. Crane	Director	February 12, 2024

/s/ MICHAEL C. LINN
Michael C. Linn	Director	February 12, 2024

/s/ JOHN P. KOTTS
John P. Kotts	Director	February 12, 2024

/s/ JOHN YEARWOOD
John Yearwood	Director	February 12, 2024