Form 10-Q
period 2024-03-31
NABORS INDUSTRIES LTD
filed 2024-05-03
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

The number of common shares, par value $.05 per share, outstanding as of April 30, 2024 was 9,540,228, excluding 1,161,283 common shares held by our subsidiaries, or 10,701,511 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023

	(In thousands, except for
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$412,864	$1,057,487
Short-term investments	12,696	12,691
Accounts receivable, net of allowance of $52,656 and $52,864, respectively	416,873	347,837
Inventory, net	149,789	147,798
Other current assets	82,137	79,865
Total current assets	1,074,359	1,645,678
Property, plant and equipment, net	2,841,294	2,898,728
Restricted cash held in trust	319,730	315,488
Deferred income taxes	232,250	238,871
Other long-term assets	177,339	179,200
Total assets (1)	$4,644,972	$5,277,965
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$629,621
Trade accounts payable	319,436	294,442
Accrued liabilities	219,712	230,240
Income taxes payable	58,024	54,255
Current lease liabilities	5,246	5,423
Total current liabilities	602,418	1,213,981
Long-term debt	2,512,175	2,511,519
Other long-term liabilities	255,531	270,014
Deferred income taxes	1,425	1,366
Total liabilities (1)	3,371,549	3,996,880
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest in subsidiary	750,600	739,075

Shareholders’ equity:
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 10,702 and 10,556, respectively	535	527
Capital in excess of par value	3,540,409	3,538,896
Accumulated other comprehensive income (loss)	(10,925)	(10,832)
Retained earnings (accumulated deficit)	(1,927,930)	(1,886,226)
Less: treasury shares, at cost, 1,161 and 1,161 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	286,338	326,614
Noncontrolling interest	236,485	215,396
Total equity	522,823	542,010
Total liabilities and equity	$4,644,972	$5,277,965
(1)	The condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 include assets and liabilities of variable interest entities. See Note 3—Joint Ventures and Note 13—Special Purpose Acquisition Company for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$733,704	$779,139
Investment income (loss)	10,201	9,866
Total revenues and other income	743,905	789,005

Costs and other deductions:
Direct costs	437,077	462,329
General and administrative expenses	61,751	61,730
Research and engineering	13,863	15,074
Depreciation and amortization	157,685	163,031
Interest expense	50,379	45,141
Other, net	16,108	(42,375)
Total costs and other deductions	736,863	704,930
Income (loss) before income taxes	7,042	84,075
Income tax expense (benefit):
Current	9,668	18,302
Deferred	6,376	4,713
Total income tax expense (benefit)	16,044	23,015
Net income (loss)	(9,002)	61,060
Less: Net (income) loss attributable to noncontrolling interest	(25,331)	(11,836)
Net income (loss) attributable to Nabors	$(34,333)	$49,224

Earnings (losses) per share:
Basic	$(4.54)	$4.39
Diluted	$(4.54)	$4.11

Weighted-average number of common shares outstanding:
Basic	9,176	9,160
Diluted	9,176	9,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Net income (loss) attributable to Nabors	$(34,333)	$49,224
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(134)	58
Pension liability amortization and adjustment	53	52
Other comprehensive income (loss), before tax	(81)	110
Income tax expense (benefit) related to items of other comprehensive income (loss)	12	12
Other comprehensive income (loss), net of tax	(93)	98
Comprehensive income (loss) attributable to Nabors	(34,426)	49,322
Comprehensive income (loss) attributable to noncontrolling interest	25,331	11,836
Comprehensive income (loss)	$(9,095)	$61,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(9,002)	$61,060
Adjustments to net income (loss):
Depreciation and amortization	157,685	163,031
Deferred income tax expense (benefit)	6,376	4,713
Impairments and other charges	—	5,318
Amortization of debt discount and deferred financing costs	2,266	2,020
Losses (gains) on debt buyback	2,576	(24,856)
Losses (gains) on long-lived assets, net	4,600	337
Losses (gains) on investments, net	(10)	(354)
Share-based compensation	4,155	3,980
Foreign currency transaction losses (gains), net	11,394	6,454
Mark-to-market (gain) loss on warrants	(5,679)	(34,565)
Other	553	47
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(67,201)	19,223
Inventory	(2,046)	(16,272)
Other current assets	(2,548)	6,726
Other long-term assets	665	(5,458)
Trade accounts payable and accrued liabilities	8,625	(47,375)
Income taxes payable	3,810	9,952
Other long-term liabilities	(8,980)	69
Net cash provided by (used for) operating activities	107,239	154,050
Cash flows from investing activities:
Purchase of investments	(7,544)	(11,385)
Capital expenditures	(104,627)	(118,734)
Proceeds from sales of assets	5,502	1,982
Other	40	6
Net cash (used for) provided by investing activities	(106,629)	(128,131)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	250,000
Reduction in long-term debt	(631,043)	(232,549)
Debt issuance costs	(1,343)	(7,870)
Proceeds from revolving credit facilities	75,000	85,000
Reduction in revolving credit facilities	(75,000)	(85,000)
Payments for employee taxes on net settlement of equity awards	(2,634)	(7,071)
Dividends to common and preferred shareholders	(87)	(194)
Net cash (used for) provided by financing activities	(635,107)	2,316
Effect of exchange rate changes on cash and cash equivalents	(5,910)	(3,846)
Net increase (decrease) in cash and cash equivalents and restricted cash	(640,407)	24,389
Cash and cash equivalents and restricted cash, beginning of period	1,374,182	737,140
Cash and cash equivalents and restricted cash, end of period	$733,775	$761,529

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	1,057,487	451,025
Restricted cash, beginning of period	316,695	286,115
Cash and cash equivalents and restricted cash, beginning of period	$1,374,182	$737,140

Cash and cash equivalents, end of period	412,864	469,438
Restricted cash, end of period	320,911	292,091
Cash and cash equivalents and restricted cash, end of period	$733,775	$761,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated	Retained
	Common Shares		in Excess	Other	Earnings		Non-
		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands, except per share amounts)	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of December 31, 2022	10,505	$525	$3,536,373	$(11,038)	$(1,841,153)	$(1,315,751)	$167,835	$536,791
Net income (loss)	—	—	—	—	49,224	—	11,836	61,060
Other comprehensive income (loss), net of tax	—	—	—	98	—	—	—	98
Deemed dividends to SPAC public shareholders	—	—	—	—	(5,137)	—	—	(5,137)
Share-based compensation	172	8	3,972	—	—	—	—	3,980
Vesting of restricted stock awards, net of shares withheld for employee taxes	(47)	(2)	(7,071)	—	—	—	—	(7,073)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(7,354)	—	—	(7,354)
Other	—	—	(34)	—	51	—	—	17
As of March 31, 2023	10,630	$531	$3,533,240	$(10,940)	$(1,804,369)	$(1,315,751)	$179,671	$582,382

As of December 31, 2023	10,556	$527	$3,538,896	$(10,832)	$(1,886,226)	$(1,315,751)	$215,396	$542,010
Net income (loss)	—	—	—	—	(34,333)	—	25,331	(9,002)
Other comprehensive income (loss), net of tax	—	—	—	(93)	—	—	—	(93)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(4,242)	(4,242)
Share-based compensation	178	9	4,155	—	—	—	—	4,164
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(7,283)	—	—	(7,283)
Other	(32)	(1)	(2,642)	—	(88)	—	—	(2,731)
As of March 31, 2024	10,702	$535	$3,540,409	$(10,925)	$(1,927,930)	$(1,315,751)	$236,485	$522,823

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

With operations in over 15 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of March 31, 2024 included:

●	291 actively marketed rigs for land-based drilling operations in the United States and various countries throughout the world; and

●	26 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

The short- and long-term implications of the military hostilities between Russia and Ukraine, which began in early 2022, remain difficult to predict. We continue to actively monitor this dynamic situation. As of March 31, 2024 and 2023, 0.8% and 1.1% of our property, plant and equipment, net was located in Russia, respectively. For the three months ending March 31, 2024 and 2023, 0.8% and 1.2% of our operating revenues were from operations in Russia, respectively. We currently have no assets or operations in Ukraine.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) applicable to interim reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “Commission”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly our financial position as of March 31, 2024 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the three months ended March 31, 2024 may not be indicative of results that will be realized for the full year ending December 31, 2024.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of Nabors, as well as all majority-owned and non-majority owned subsidiaries consolidated in accordance with U.S. GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

In addition to the consolidation of our majority owned subsidiaries, we also consolidate variable interest entities (“VIE”) when we are determined to be the primary beneficiary of a VIE. Determination of the primary beneficiary of a VIE is based on whether an entity has (a) the power to direct activities that most significantly impact the economic performance of the VIE and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE. Our joint venture, SANAD, which is equally owned by Saudi Aramco and Nabors, has been consolidated. As we have the power to direct activities that most significantly impact SANAD’s economic performance, including operations, maintenance and certain sourcing and procurement, we have determined Nabors to be the primary beneficiary. See Note 3—Joint Ventures. Also, we are the co-sponsor of a special purpose acquisition company (SPAC) and have determined it is a VIE. Nabors is the primary beneficiary of the SPAC as we have the power to direct activities, the right to receive benefits and the obligation to absorb losses. Therefore, the SPAC has been consolidated. See Note 13—Special Purpose Acquisition Company.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	March 31,	December 31,
	2024	2023

	(In thousands)
Raw materials	$136,463	$144,886
Work-in-progress	10,806	2,912
Finished goods	2,520	—
	$149,789	$147,798

Recent accounting pronouncements

Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which enhances prior reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments that are regularly provided to the chief operation decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss. The guidance also requires disclosure of the CODM’s  position for each segment and detail of how the CODM uses financial reporting to access their segment’s performance.  The new guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively.  The adoption of ASU 2023-07 requires us to provide additional disclosures related to our segments, but otherwise does not materially impact our financial statements.

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

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, with each of the party’s contributions having a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests which accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying condensed consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. As of March 31, 2024 and December 31, 2023, the amount included in redeemable noncontrolling interest was $430.9 million and $423.6 million, respectively. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet. The assets and liabilities included in the condensed balance sheet below are (a) assets that can either be used to settle obligations of the VIE or be made available in the future to the equity owners through dividends, distributions or in exchange of the redeemable ownership interests (upon mutual agreement of the owners) or (b) liabilities for which creditors do not have recourse to other assets of Nabors.

The condensed balance sheet of SANAD, as included in our condensed consolidated balance sheet, is presented below.

	March 31,	December 31,
	2024	2023

	(In thousands)
Assets:
Cash and cash equivalents	$253,995	$281,329
Accounts receivable	158,819	86,461
Other current assets	19,807	12,461
Property, plant and equipment, net	668,924	646,215
Other long-term assets	26,355	25,099
Total assets	$1,127,900	$1,051,565
Liabilities:
Accounts payable	$109,443	$88,432
Accrued liabilities	20,153	10,301
Other liabilities	48,069	38,524
Total liabilities	$177,665	$137,257

Note 4 Accounts Receivable Purchase and Sales Agreements

The Company entered into an accounts receivable sales agreement (the “A/R Sales Agreement”) and an accounts receivable purchase agreement (the “A/R Purchase Agreement,” and, together with the A/R Sales Agreement, the “A/R Agreements”). As part of the A/R Agreements, the Company continuously sells designated eligible pools of receivables as they are originated by it and certain U.S. subsidiaries to a separate, bankruptcy-remote, special purpose entity (“SPE”) pursuant to the A/R Sales Agreement. Pursuant to the A/R Purchase Agreement, the SPE in turn sells, transfers, conveys and assigns to unaffiliated third-party financial institutions (the “Purchasers”) all the rights, title and interest in and to its pool of eligible receivables (the “Eligible Receivables”). The sale of the Eligible Receivables qualifies for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing. During the period of this program, cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. The remaining receivables held by the SPE were pledged to secure the collectability of the sold Eligible Receivables. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection. The amount of receivables pledged as collateral as of March 31, 2024 and December 31, 2023 is approximately $58.0 million and $67.0 million, respectively.

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

In April 2024, we entered into the Fourth Amendment to the A/R Purchase Agreement which, among other things, extended the term of the A/R Purchase Agreement to the earliest of (i) April 1, 2027, (ii) the date that is ninety (90) calendar days prior to the occurrence of the maturity date under and as defined in the Credit Agreement and (iii) if any of the principal amount of the 7.25% Senior Guaranteed Notes are outstanding as of October 15, 2025, then October 15, 2025.

The amount available for sale to the Purchasers under the A/R Purchase Agreement fluctuates over time based on the total amount of Eligible Receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of March 31, 2024, approximately $157.0 million had been sold to and as yet uncollected by the Purchasers. As of December 31, 2023, the corresponding number was approximately $145.0 million.

Note 5 Debt

Debt consisted of the following:

	March 31,	December 31,
	2024	2023

	(In thousands)
0.75% senior exchangeable notes due January 2024	$—	$155,529
5.75% senior notes due February 2025	—	474,092
7.25% senior guaranteed notes due January 2026	555,902	555,902
7.375% senior priority guaranteed notes due May 2027	700,000	700,000
7.50% senior guaranteed notes due January 2028	389,609	389,609
1.75% senior exchangeable notes due June 2029	250,000	250,000
9.125% senior priority guaranteed notes due January 2030	650,000	650,000
	$2,545,511	$3,175,132
Less: current portion	—	629,621
Less: deferred financing costs	33,336	33,992
Long-term debt	$2,512,175	$2,511,519

During the three months ended March 31, 2024, we fully redeemed the $474.1 million remaining balance of the 5.75% senior notes due February 2025 for approximately $487.0 million in cash, including principal, premium of $1.4 million and $11.5 million in accrued and unpaid interest. In connection with these repurchases, we recognized a $2.6 million loss for the three months ended March 31, 2024 which is included in Other, net in our condensed consolidated statement of income (loss). In addition, the remaining balance of the 0.75% senior exchangeable notes due January 2024 were fully redeemed.

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

The 2022 Credit Agreement permits the incurrence of additional indebtedness secured by liens, which may include liens on the collateral securing the facility, in an amount up to $150.0 million as well as a grower basket for term loans in an amount not to exceed $100.0 million secured by liens not on the collateral. The Company is required to maintain an interest coverage ratio (EBITDA/interest expense) of 2.625:1.00, which increases to 2.75:1.00 by June 30, 2024, and a minimum guarantor value, requiring the guarantors (other than the Company) and their subsidiaries to own at least 90% of the consolidated property, plant and equipment of the Company. The facility matures on January 21, 2026.

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

As of March 31, 2024, we had no borrowings and $47.1 million of letters of credit outstanding under our 2022 Credit Agreement. The weighted average interest rate on borrowings under the 2022 Credit Agreement at March 31, 2024 was 8.19%. In order to make any future borrowings under the 2022 Credit Agreement, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

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

Note 6 Shareholders’ Equity

Common share warrants

On May 27, 2021, the Board declared a distribution of warrants to purchase its common shares (the “Warrants”) to holders of the Company’s common shares. Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3.2 million Warrants on June 11, 2021 to shareholders of record as of June 4, 2021. As of March 31, 2024, 2.5 million Warrants remain outstanding and 1.1 million common shares have been issued as a result of exercises of Warrants.

Each Warrant represents the right to purchase one common share at an initial exercise price of $166.66667 per Warrant, subject to certain adjustments (the “Exercise Price”). Payment of the exercise price may be in (a) cash or (b)“Designated Notes,” which the Company initially defined as (x) Nabors Delaware’s (i) 5.10% Notes due 2023, (ii) 0.75% Exchangeable Notes due 2024, (iii) 5.75% Notes due 2025 and (y) the Company’s 7.25% Notes due 2026, subject to compliance with applicable procedures with respect to the delivery of the Warrants and Designated Notes. The 0.75% Exchangeable Notes due 2024 were removed from the list of Designated Notes effective March 21, 2022, in June 2023, the remaining balance of the 5.10% Notes due 2023 was fully redeemed and in January 2024, the remaining balance of the 5.75% Notes due 2025 were fully redeemed. The Exercise Price and the number of common shares issuable upon exercise are subject to anti-dilution adjustments, including for share dividends, splits, subdivisions, spin-offs, consolidations, reclassifications, combinations, noncash distributions, cash dividends (other than regular quarterly cash dividends not exceeding a permitted threshold amount), certain pro rata shares repurchases, and similar transactions, including certain issuances of common shares (or securities exercisable or convertible into or exchangeable for common shares) at a price (or having a conversion price) that is less than 95% of the market price of the common shares. The Warrants expire on June 11, 2026, but the expiration date may be accelerated at any time by the Company upon 20-days’ prior notice. The Warrants are traded on the over-the-counter market.

The Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the Warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. On March 31, 2024 and December 31, 2023, the fair value of the Warrants was approximately $20.2 million and $25.9 million, respectively. During the three months ended March 31, 2024 and 2023, approximately $5.7 million and $34.3 million of gain has been recognized for the change in the liability and included in Other, net in our consolidated statements of income (loss), respectively.

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

Recurring Fair Value Measurements

Our financial assets that are accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 consisted of short-term investments and restricted cash held in trust. During the three months ended March 31, 2024, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2024 and December 31, 2023, our restricted cash held in trust was carried at fair market value and totaled $319.7 million and $315.5 million, respectively, and our short-term investments was primarily held at cost and totaled $12.7 million and $12.7 million, respectively. Both accounts consisted of Level 1 measurements. No material Level 2 or Level 3 measurements existed for our financial assets for any of the periods presented.

Our financial liabilities that are accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 consisted of the Warrants and are included in other long-term liabilities in the accompanying consolidated financial statements. As of March 31, 2024 and December 31, 2023, the Warrants were carried at fair market value using their trading price and totaled $20.2 million and $25.9 million, respectively.

Nonrecurring Fair Value Measurements

We applied fair value measurements to our nonfinancial assets and liabilities measured on a nonrecurring basis, which consist of measurements primarily related to equity method investments, other long-lived assets and assets acquired and liabilities assumed in a business combination. Based upon our review of the fair value hierarchy, the inputs used in these fair value measurements generally include Level 3 inputs, but could include Level 1 and 2 inputs.

Fair Value of Debt Instruments

We estimate the fair value of our debt financial instruments in accordance with U.S. GAAP. The fair value of our long-term debt and revolving credit facilities is estimated based on quoted market prices or prices quoted from third-party financial institutions. The fair value of our debt instruments is determined using Level 2 measurements. The carrying and fair values of these liabilities were as follows:

	March 31, 2024		December 31, 2023

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
0.75% senior exchangeable notes due January 2024	$—	$—	$155,529	$154,989
5.75% senior notes due February 2025	—	—	474,092	474,120
7.25% senior guaranteed notes due January 2026	555,902	552,661	555,902	535,328
7.375% senior priority guaranteed notes due May 2027	700,000	699,356	700,000	687,526
7.50% senior guaranteed notes due January 2028	389,609	365,087	389,609	334,090
1.75% senior exchangeable notes due June 2029	250,000	187,225	250,000	185,383
9.125% senior priority guaranteed notes due January 2030	650,000	676,195	650,000	656,871
	$2,545,511	$2,480,524	$3,175,132	$3,028,307
Less: current portion	—		629,621
Less: deferred financing costs	33,336		33,992
	$2,512,175		$2,511,519

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

In March 2011, the Court of Ouargla entered a judgment of approximately $21.0 million (at March 31, 2024 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We appealed this decision again to the Supreme Court, which again overturned the appeals court’s decision. The case was moved back to the court of appeals, which, once again, reinstated the verdict, failing to abide by the Supreme Court’s ruling. Accordingly, we are appealing once more to the Supreme Court to try to get a final ruling on the matter. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $13.0 million in excess of amounts accrued.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2024	2025	2026	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$28,248	871	9,057	4,324	$42,500

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended
	March 31,
	2024	2023

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss), net of tax	$(9,002)	$61,060
Less: net (income) loss attributable to noncontrolling interest	(25,331)	(11,836)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(7,283)	(7,354)
Less: distributed and undistributed earnings allocated to unvested shareholders	—	(1,702)
Numerator for basic earnings per share:
Adjusted income (loss), net of tax - basic	$(41,616)	$40,168

Weighted-average number of shares outstanding - basic	9,176	9,160
Earnings (losses) per share:
Total Basic	$(4.54)	$4.39
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(41,616)	$40,168
Add: after tax interest expense of convertible notes	—	424
Add: effect of reallocating undistributed earnings of unvested shareholders	—	9
Adjusted income (loss), net of tax - diluted	$(41,616)	$40,601

Weighted-average number of shares outstanding - basic	9,176	9,160
Add: if converted dilutive effect of convertible notes	—	659
Add: dilutive effect of potential common shares	—	48
Weighted-average number of shares outstanding - diluted	9,176	9,867
Earnings (losses) per share:
Total Diluted	$(4.54)	$4.11

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

The average number of shares from options and shares related to outstanding Warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Potentially dilutive securities excluded as anti-dilutive	3,382	3,378

Additionally, for the three months ended March 31, 2024, we excluded 1.2 million common shares from the computation of diluted shares related to the conversion of the 1.75% senior exchangeable notes due June 2029, because their effect would be anti-dilutive under the if-converted method, respectively.

Note 10 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	March 31,	December 31,
	2024	2023

	(In thousands)
Accrued compensation	$58,662	$58,769
Deferred revenue	28,877	29,233
Other taxes payable	32,217	41,322
Workers’ compensation liabilities	6,588	6,588
Interest payable	57,174	57,607
Litigation reserves	20,599	19,924
Other accrued liabilities	15,595	16,797
	$219,712	$230,240

Investment income (loss) includes the following:

	Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Interest and dividend income	$10,192	$9,514
Gains (losses) on marketable securities	9	352
	$10,201	$9,866

Other, net included the following:

	Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Losses on sales, disposals and involuntary conversions of long-lived assets	$4,603	$336
Energy transition initiatives	308	7,100
Warrant and derivative valuation	(5,679)	(34,314)
Litigation expenses and reserves	2,550	2,603
Foreign currency transaction losses	11,394	6,454
Loss (gain) on debt buyback	2,576	(24,856)
Other losses (gains)	356	302
	$16,108	$(42,375)

The changes in accumulated other comprehensive income (loss), by component, included the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2023	$2	$(3,767)	$(7,273)	$(11,038)
Other comprehensive income (loss) before reclassifications	—	—	58	58
Amounts reclassified from accumulated other comprehensive income (loss)	—	40	—	40
Net other comprehensive income (loss)	—	40	58	98
As of March 31, 2023	$2	$(3,727)	$(7,215)	$(10,940)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2024	$2	$(3,606)	$(7,228)	$(10,832)
Other comprehensive income (loss) before reclassifications	—	—	(134)	(134)
Amounts reclassified from accumulated other comprehensive income (loss)	—	41	—	41
Net other comprehensive income (loss)	—	41	(134)	(93)
As of March 31, 2024	$2	$(3,565)	$(7,362)	$(10,925)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended
	March 31,
	2024	2023

	(In thousands)
General and administrative expenses	$53	$52
Total income (loss) before income tax	(53)	(52)
Tax expense (benefit)	(12)	(12)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(41)	$(40)

Note 11 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Operating revenues:
U.S. Drilling	$271,989	$350,652
International Drilling	349,359	320,048
Drilling Solutions	75,574	75,043
Rig Technologies	50,156	58,479
Other reconciling items (1)	(13,374)	(25,083)
Total	$733,704	$779,139

	Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$50,529	$85,869
International Drilling	22,476	1,957
Drilling Solutions	26,893	27,138
Rig Technologies	4,209	3,694
Total segment adjusted operating income (loss)	$104,107	$118,658

	Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss):
Net income (loss)	$(9,002)	$61,060
Income tax expense (benefit)	16,044	23,015
Income (loss) before income taxes	7,042	$84,075
Investment (income) loss	(10,201)	(9,866)
Interest expense	50,379	45,141
Other, net	16,108	(42,375)
Other reconciling items (3)	40,779	41,683
Total segment adjusted operating income (loss) (2)	$104,107	$118,658

	March 31,	December 31,
	2024	2023

	(In thousands)
Total assets:
U.S. Drilling	$1,192,528	$1,239,765
International Drilling	2,280,486	2,227,308
Drilling Solutions	78,278	78,472
Rig Technologies	235,320	239,167
Other reconciling items (3)	858,360	1,493,253
Total	$4,644,972	$5,277,965
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	March 31, 2024
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$232,124	$—	$44,704	$24,060	$—	$300,888
U.S. Offshore Gulf of Mexico	28,694	—	2,857	—	—	31,551
Alaska	11,171	—	681	—	—	11,852
Canada	—	—	434	1,723	—	2,157
Middle East & Asia	—	251,240	10,955	19,173	—	281,368
Latin America	—	84,300	15,715	3,770	—	103,785
Europe, Africa & CIS	—	13,819	228	1,430	—	15,477
Eliminations & other	—	—	—	—	(13,374)	(13,374)
Total	$271,989	$349,359	$75,574	$50,156	$(13,374)	$733,704

	Three Months Ended
	March 31, 2023
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$306,118	$—	$51,782	$32,959	$—	$390,859
U.S. Offshore Gulf of Mexico	31,659	—	2,833	—	—	34,492
Alaska	12,875	—	451	—	—	13,326
Canada	—	—	358	1,869	—	2,227
Middle East & Asia	—	222,952	10,268	17,729	—	250,949
Latin America	—	81,052	9,071	2,314	—	92,437
Europe, Africa & CIS	—	16,044	280	3,608	—	19,932
Eliminations & other	—	—	—	—	(25,083)	(25,083)
Total	$350,652	$320,048	$75,043	$58,479	$(25,083)	$779,139

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In millions)
As of December 31, 2023	$397.1	$8.4	$3.0	$20.3	$2.0
As of March 31, 2024	$467.7	$10.1	$3.8	$23.2	$1.9

Approximately 76% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2024, of which 26% was recognized during the three months ended March 31, 2024, and 11% is expected to be recognized during 2025. The remaining 13% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2026 or thereafter.

Additionally, 80% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2024, of which 31% was recognized during the three months ended March 31, 2024, and 13% is expected to be recognized during 2025. The remaining 7% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2026 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

Note 13 Special Purpose Acquisition Company

Nabors Energy Transition Corp. II (“NETC II”) is our SPAC co-sponsored by Nabors and Greens Road II LLC. Greens Road Energy II LLC is owned by certain members of Nabors’ management team and board members. In July 2023, NETC II completed its initial public offering of 30,500,000 units at $10.00 per unit, generating gross proceeds of approximately $305.0 million. Simultaneously with the closing of the IPO, NETC II completed the private sale of an aggregate of 9,540,000 warrants for an aggregate value of $9.5 million and issued unsecured promissory notes for an aggregate amount of $3.1 million. As part of the initial public offering of NETC II and subsequent private placement warrant transactions, $308.1 million was deposited in an interest-bearing U.S. based trust account (“Trust Account”) on July 18, 2023.

The SPAC’s funds held in a Trust Account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invests only in direct U.S. government treasury obligations. The funds in the Trust Account will only be released to the SPAC upon completion of a business combination or in connection with redemptions of any of the redeemable common shares, except with respect to interest earned on the funds which may be withdrawn to pay the SPAC’s taxes.

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

The SPAC is a consolidated VIE included in the accompanying consolidated financial statements under Restricted cash held in trust and Redeemable noncontrolling interest in subsidiary. As of March 31, 2024 and December 31, 2023, the Trust Account balance and non-controlling interest subject to possible redemption was $319.7 million and $315.5 million, respectively. NETC II’s non-controlling interest subject to possible redemption is presented at full redemption value as temporary equity, outside of the stockholders’ equity section in the accompanying consolidated financial statements.

The following table summarizes NETC II’s effects on changes in non-controlling interest subject to possible redemption.

2024
(In thousands)
Balance, beginning of year	$315,488
Net earnings	4,242
Balance as of March 31	$319,730

Note 14 Subsequent Event

Effective May 3, 2024, Nabors Energy Transition Solutions LLC, a Texas limited liability company and wholly owned subsidiary of Nabors (“Nabors Energy”) transferred certain non-revenue producing energy transition assets to Hexegen LLC, a newly formed Delaware limited liability company. Remington Energy I, LLC, a Texas limited liability company owned and managed by Mr. Petrello (“Remington”) is also a member of and invested in Hexegen with seed capital and industry expertise. Hexegen plans to grow and scale an energy transition business using its members’ contributions. The arrangement provides for profit sharing among its members Nabors Energy and Remington if certain hurdles are overcome and milestones are met and, at the highest level, would provide for a 90:10 split of profits above a defined threshold.

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

The above description of risks and uncertainties is by no means all-inclusive but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors that may affect us or our industry, please refer to Item 1A. — Risk Factors in our 2023 Annual Report.

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

Outlook

The demand for our services and products is a function of the level of spending by oil and gas companies for exploration, development and production activities. The level of exploration, development and production activities is to a large extent tied to the prices of oil and natural gas, which can fluctuate significantly, are highly volatile and tend to be highly sensitive to factors including supply and demand cycles and geopolitical uncertainties particularly those impacting large hydrocarbon producing countries. Additionally, certain oil and gas companies may intentionally limit their capital spending as they focus on generating returns to shareholders as opposed to maximizing hydrocarbon production.

Since late 2022 and through 2023, global energy commodity markets have experienced high levels of volatility. In the U.S., operators generally reacted to this market by reducing their drilling activity. Recent production actions announced by certain large international oil producers have been supportive of both oil prices and oil-focused activity broadly, especially in international markets. Natural gas prices, particularly in the United States, declined significantly through 2023 and into 2024.

In early 2023 economic sentiment was overshadowed by a pervasive concern that a global recession would take hold. The U.S. Federal Reserve’s tightening of interest rates reduced capital availability in the U.S energy market. Rig counts in the U.S. Lower 48 continued to decline throughout the year. Despite the reduction in rig count, rig pricing discipline remained intact.

U.S. oil and gas production has proved resilient in 2024 in the face of reduced drilling activity. Internationally, we generally see an expansion of production capacity as well as the widespread development of unconventional resources driving an expected increase in oilfield activity across those markets.

Comparison of the three months ended March 31, 2024 and 2023

Operating revenues for the three months ended March 31, 2024 totaled $733.7 million, representing a decrease of $45.4 million, or 6%, compared to the three months ended March 31, 2023. For a more detailed description of operating results, see Segment Results of Operations below.

Net loss attributable to Nabors totaled $34.3 million ($4.54 loss per diluted share) for the three months ended March 31, 2024 compared to a net income attributable to Nabors of $49.2 million ($4.11 per diluted share) for the three months ended March 31, 2023, or a $83.6 million decrease in net income. The decrease in net income is attributable to a decline in U.S. activity which has resulted in a decrease of approximately $14.6 million in adjusted operating income for our segments from the prior year. In addition, gains related to mark-to-market activity for the common share warrants and debt buybacks loss during the three months ended March 31, 2024 contributed approximately $3.1 million to net income compared to gains of $59.2 million during the three months ended March 31, 2023, contributing $56.1 million to the decrease. See Other Financial Information —Other, net below for additional discussion.

General and administrative expenses for the three months ended March 31, 2024 totaled $61.8 million, representing a minimal increase of $21 thousand compared to the three months ended March 31, 2023 as general operating costs remained consistent with prior year.

Research and engineering expenses for the three months ended March 31, 2024 totaled $13.9 million, representing a decrease of $1.2 million, or 8%, compared to the three months ended March 31, 2023. This is primarily reflective of a decrease in research and development activities due to current industry market conditions.

Depreciation and amortization expense for the three months ended March 31, 2024 was $157.7 million, representing a decrease of $5.3 million, or 3%, compared to the three months ended March 31, 2023. The decrease is a result of the limited capital expenditures over recent years coupled with a higher amount of older assets reaching the end of their useful lives.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	March 31,
	2024	2023	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$271,989	$350,652	$(78,663)	(22)%
Adjusted operating income (loss) (1)	$50,529	$85,869	$(35,340)	(41)%
Average rigs working (2)	78.7	100.3	(21.6)	(22)%

International Drilling
Operating revenues	$349,359	$320,048	$29,311	9%
Adjusted operating income (loss) (1)	$22,476	$1,957	$20,519	n/m (3)
Average rigs working (2)	81.0	76.4	4.6	6%

Drilling Solutions
Operating revenues	$75,574	$75,043	$531	1%
Adjusted operating income (loss) (1)	$26,893	$27,138	$(245)	(1)%

Rig Technologies
Operating revenues	$50,156	$58,479	$(8,323)	(14)%
Adjusted operating income (loss) (1)	$4,209	$3,694	$515	14%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 11—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

(3)	The percentage is so large that it is not meaningful.

U.S. Drilling

Operating revenues for our U.S. Drilling segment decreased by $78.7 million or 22% during the three months ended March 31, 2024 compared to the corresponding prior year period primarily due to a decrease in activity as reflected by a 22% decrease in the average number of rigs working, while pricing remained stable.

International Drilling

Operating revenues for our International Drilling segment during the three months ended March 31, 2024 increased by $29.3 million or 9% compared to the corresponding prior year period. The increase is primarily attributable to a 6% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our international drilling services have increased since the prior year.

Drilling Solutions

Operating revenues for this segment increased by $0.5 million or 1% during the three months ended March 31, 2024 compared to the corresponding prior year period in 2023 as an increase in demand for our international and third-party services offset a decline in results in the U.S. markets, which was driven by the reduction in drilling activity.

Rig Technologies

Operating revenues for our Rig Technologies segment decreased by $8.3 million or 14% during the three months ended March 31, 2024 compared to the corresponding prior year period due to the overall decline in activity in the U.S. as mentioned previously. Adjusted operating income was relatively flat despite the 14% drop in operating revenues, due to a change in mix of business to the higher margin product lines.

Other Financial Information

Interest expense

Interest expense for the three months ended March 31, 2024 was $50.4 million, representing an increase of $5.2 million, or 12%, compared to three months ended March 31, 2023. The increase was primarily due to an increase in our effective interest rate levels on our outstanding debt throughout the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Other, net

Other, net for the three months ended March 31, 2024 was a loss of $16.1 million compared to $42.4 million gain for the three months ended March 31, 2023 representing a $58.5 million decrease in income. During the three months ended March 31, 2024, the amount consisted of $11.4 million in foreign currency transaction losses, $4.6 million in loss on sales of assets, $2.6 million from increases in litigation reserves and $2.6 million of loss recognized for debt buybacks which was offset by $5.7 million of mark-to-market gains on the common share warrants. In comparison, the amount during the three months ended March 31, 2023 primarily consisted of $34.3 million mark-to-market gains for the common share warrants and $24.9 million related to net gains on debt buybacks offset by $7.1 million in costs related to energy transition initiatives.

Income tax

Our worldwide tax expense for the three months ended March 31, 2024 was $16.0 million compared to $23.0 million for the three months ended March 31, 2023. The decrease in tax expense was primarily attributable to the change in amount and geographic mix of our pre-tax earnings (losses).

The Organization Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Several legal entities in the Nabors’ group have enacted Pillar 2 legislation effective January 1, 2024. The enactment of this legislation results in application of the global minimum tax to certain of our legal entities and their subsidiaries. The enactment of Pillar 2 didn’t have a material impact to our worldwide tax expense for the three months ended March 31, 2024.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under the 2022 Credit Agreement and cash generated from operations. As of March 31, 2024, we had cash and short-term investments of $425.6 million and working capital of $471.9 million. As of December 31, 2023, we had cash and short-term investments of $1.1 billion, which included proceeds from our offering of $650.0 million in aggregate principal of 9.125% senior priority guaranteed notes due 2030 that were used primarily to retire certain outstanding indebtedness during the first quarter of 2024, and working capital of $431.7 million.

On March 31, 2024, we had no borrowings and $47.1 million of letters of credit outstanding under the 2022 Credit Agreement, which has a total borrowing capacity of $350.0 million.

The 2022 Credit Agreement requires us to maintain an interest coverage ratio (EBITDA/interest expense of 2.625:1.00, which increases to 2.75:1.00 by June 30, 2024) and a minimum guarantor value, requiring the guarantors (other than the Company) and their subsidiaries to own at least 90% of the consolidated property, plant and equipment of the Company. Additionally, the Company is subject to certain covenants (which are subject to certain exceptions) and include, among others, (a) a covenant restricting our ability to incur liens (subject to the additional liens basket of up to $150.0 million, among other exceptions), (b) a covenant restricting its ability to pay dividends or make other distributions with respect to its capital stock and to repurchase certain indebtedness, and (c) a covenant restricting the ability of the Company’s subsidiaries to incur debt (subject to the grower basket of up to $100.0 million). The facility matures on January 21, 2026.

As of the date of this report, we were in compliance with all covenants under the 2022 Credit Agreement, including those regarding the required interest coverage ratio and minimum guarantor value, which were 4.77:1.00 and 99.79%, respectively, as of March 31, 2024. If we fail to perform our obligations under the covenants, the revolving credit commitments under the 2022 Credit Agreement could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. If necessary, we have the ability to manage our covenant compliance by taking certain actions including reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. We expect to remain in compliance with all covenants under the 2022 Credit Agreement during the twelve-month period following the date of this report based on our current operational and financial projections. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

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

We had 8 letter-of-credit facilities with various banks as of March 31, 2024. Availability under these facilities as of March 31, 2024 was as follows:

March 31,
2024
(In thousands)
Credit available	$313,667
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	125,209
Remaining availability	$188,458

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

Over the term of the facility, we entered into a number of amendments.  Most recently, on April 1, 2024, we entered into the Fourth Amendment to the A/R Purchase Agreement, which among other things, extended the term of the A/R Purchase Agreement to the earliest of (i) April 1, 2027, (ii) the date that is ninety (90) calendar days prior to the occurrence of the maturity date under and as defined in the Credit Agreement and (iii) if any of the principal amount of the 7.25% Senior Guaranteed Notes are outstanding as of October 15, 2025, then October 15, 2025.

The amount available for purchase under the A/R Agreements fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreements is $250.0 million and the amount of receivables purchased by the third-party Purchasers as of March 31, 2024 was $157.0 million.

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

Purchase commitments outstanding at March 31, 2024 totaled approximately $302.8 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included below under “Off-Balance Sheet Arrangements (Including Guarantees).”

There have been no material changes to the contractual cash obligations that were included in our 2023 Annual Report.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the three months ended March 31, 2024 and 2023 below.

Operating Activities. Net cash provided by operating activities totaled $107.2 million during the three months ended March 31, 2024, compared to net cash provided of $154.1 million during the corresponding 2023 period. Operating cash flows are our primary source of capital and liquidity. Cash from operating results (before working capital changes) was $174.9 million for the three months ended March 31, 2024, a decrease of $12.3 million when compared to $187.2 million in the corresponding 2023 period. This was due to the decrease in activity across our business for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are also significant factors affecting operating cash flows and can be highly volatile in periods of increasing or decreasing activity levels. Changes in working capital items used $67.7 million in cash flows during the three months ended March 31, 2024, a $34.5 million unfavorable change as compared to the $33.1 million in cash flows used by working capital in the corresponding 2023 period.

Investing Activities. Net cash used for investing activities totaled $106.6 million during the three months ended March 31, 2024 compared to net cash used of $128.1 million during the corresponding 2023 period. Our primary use of cash for investing activities is capital expenditures for rig-related enhancements, new construction and equipment, and sustaining capital expenditures. During the three months ended March 31, 2024 and 2023, we used cash for capital expenditures totaling $104.6 million and $118.7 million, respectively.

Financing Activities. Net cash used by financing activities totaled $635.1 million during the three months ended March 31, 2024. During the three months ended March 31, 2024, we repaid $631.0 million of outstanding long-term debt.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2024	2025	2026	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$28,248	871	9,057	4,324	$42,500

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2023 Annual Report. There were no material changes in our exposure to market risk during the three months ended March 31, 2024 from those disclosed in our 2023 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 — Commitments and Contingencies — Litigation for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the information set forth elsewhere in this report, the risk factors set forth in Part 1, Item 1A, of our 2023 Annual Report on Form 10-K should be carefully considered when evaluating us. These risks are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common shares to satisfy tax withholding obligations in connection with grants of share awards during the three months ended March 31, 2024 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
January 1 - January 31	17	$83.44	—	278,914
February 1 - February 29	15	$78.29	—	278,914
March 1 - March 31	—	$—	—	278,914

(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2016 Stock Plan. Each of the 2016 Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through March 31, 2024, we repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of March 31, 2024, we had $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of March 31, 2024, our subsidiaries held 1.2 million of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Effective May 3, 2024, Nabors Energy Transition Solutions LLC, a Texas limited liability company and wholly owned subsidiary of Nabors (“Nabors Energy”) transferred certain non-revenue producing energy transition assets to Hexegen LLC, a newly formed Delaware limited liability company. Remington Energy I, LLC, a Texas limited liability company owned and managed by Mr. Petrello (“Remington”) is also a member of and invested in Hexegen with seed capital and industry expertise. Hexegen plans to grow and scale an energy transition business using its members’ contributions. The arrangement provides for profit sharing among its members Nabors Energy and Remington if certain hurdles are overcome and milestones are met and, at the highest level, would provide for a 90:10 split of profits above a defined threshold.

(c) During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Limited Liability Company Agreement of Hexegen LLC*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer*
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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	May 3, 2024