Form 10-Q
period 2024-06-30
NABORS INDUSTRIES LTD
filed 2024-07-26
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

The number of common shares, par value $.05 per share, outstanding as of July 24, 2024 was 9,548,615, excluding 1,161,283 common shares held by our subsidiaries, or 10,709,898 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023

	(In thousands, except for
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$465,953	$1,057,487
Short-term investments	7,655	12,691
Accounts receivable, net of allowance of $52,737 and $52,864, respectively	368,550	347,837
Inventory, net	147,751	147,798
Other current assets	87,881	79,865
Total current assets	1,077,790	1,645,678
Property, plant and equipment, net	2,813,148	2,898,728
Restricted cash held in trust	323,262	315,488
Deferred income taxes	227,025	238,871
Other long-term assets	174,468	179,200
Total assets (1)	$4,615,693	$5,277,965
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$629,621
Trade accounts payable	331,468	294,442
Accrued liabilities	211,400	230,240
Income taxes payable	42,306	54,255
Current lease liabilities	5,748	5,423
Total current liabilities	590,922	1,213,981
Long-term debt	2,514,169	2,511,519
Other long-term liabilities	246,031	270,014
Deferred income taxes	1,556	1,366
Total liabilities (1)	3,352,678	3,996,880
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest in subsidiary	761,415	739,075

Shareholders’ equity:
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 10,711 and 10,556, respectively	535	527
Capital in excess of par value	3,543,986	3,538,896
Accumulated other comprehensive income (loss)	(10,932)	(10,832)
Retained earnings (accumulated deficit)	(1,967,467)	(1,886,226)
Less: treasury shares, at cost, 1,161 and 1,161 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	250,371	326,614
Noncontrolling interest	251,229	215,396
Total equity	501,600	542,010
Total liabilities and equity	$4,615,693	$5,277,965
(1)	The condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 include assets and liabilities of variable interest entities. See Note 3—Joint Ventures and Note 13—Special Purpose Acquisition Company for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$734,798	$767,067	$1,468,502	$1,546,206
Investment income (loss)	8,181	11,743	18,382	21,609
Total revenues and other income	742,979	778,810	1,486,884	1,567,815

Costs and other deductions:
Direct costs	440,225	455,531	877,302	917,860
General and administrative expenses	62,154	63,232	123,905	124,962
Research and engineering	14,362	13,281	28,225	28,355
Depreciation and amortization	160,141	159,698	317,826	322,729
Interest expense	51,493	46,164	101,872	91,305
Other, net	12,079	(1,775)	28,187	(44,150)
Total costs and other deductions	740,454	736,131	1,477,317	1,441,061
Income (loss) before income taxes	2,525	42,679	9,567	126,754
Income tax expense (benefit):
Current	10,691	19,026	20,359	37,328
Deferred	4,863	7,422	11,239	12,135
Total income tax expense (benefit)	15,554	26,448	31,598	49,463
Net income (loss)	(13,029)	16,231	(22,031)	77,291
Less: Net (income) loss attributable to noncontrolling interest	(19,226)	(11,620)	(44,557)	(23,456)
Net income (loss) attributable to Nabors	$(32,255)	$4,611	$(66,588)	$53,835

Earnings (losses) per share:
Basic	$(4.29)	$(0.31)	$(8.83)	$4.05
Diluted	$(4.29)	$(0.31)	$(8.83)	$3.79

Weighted-average number of common shares outstanding:
Basic	9,207	9,195	9,191	9,178
Diluted	9,207	9,195	9,191	10,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
Net income (loss) attributable to Nabors	$(32,255)	$4,611	$(66,588)	$53,835
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(47)	610	(181)	668
Pension liability amortization and adjustment	52	52	105	104
Other comprehensive income (loss), before tax	5	662	(76)	772
Income tax expense (benefit) related to items of other comprehensive income (loss)	12	12	24	24
Other comprehensive income (loss), net of tax	(7)	650	(100)	748
Comprehensive income (loss) attributable to Nabors	(32,262)	5,261	(66,688)	54,583
Comprehensive income (loss) attributable to noncontrolling interest	19,226	11,620	44,557	23,456
Comprehensive income (loss)	$(13,036)	$16,881	$(22,131)	$78,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(22,031)	$77,291
Adjustments to net income (loss):
Depreciation and amortization	317,826	322,729
Deferred income tax expense (benefit)	11,239	12,135
Impairments and other charges	—	5,318
Amortization of debt discount and deferred financing costs	4,527	4,239
Losses (gains) on debt buyback	2,576	(25,098)
Losses (gains) on long-lived assets, net	11,111	927
Losses (gains) on investments, net	414	(960)
Share-based compensation	7,732	8,321
Foreign currency transaction losses (gains), net	17,894	16,810
Mark-to-market (gain) loss on warrants	(9,594)	(52,466)
Other	2,576	98
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(20,044)	27,461
Inventory	(1,574)	(24,125)
Other current assets	(8,023)	(5,595)
Other long-term assets	57	(6,373)
Trade accounts payable and accrued liabilities	887	(44,506)
Income taxes payable	(12,893)	1,896
Other long-term liabilities	(13,782)	4,414
Net cash provided by (used for) operating activities	288,898	322,516
Cash flows from investing activities:
Purchase of investments	(7,625)	(24,551)
Capital expenditures	(231,995)	(263,485)
Proceeds from sales of assets	7,860	5,050
Other	4,662	12
Net cash (used for) provided by investing activities	(227,098)	(282,974)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	250,000
Reduction in long-term debt	(631,043)	(292,853)
Debt issuance costs	(1,343)	(8,036)
Proceeds from revolving credit facilities	130,000	125,000
Reduction in revolving credit facilities	(130,000)	(125,000)
Payments for employee taxes on net settlement of equity awards	(2,634)	(7,079)
Dividends to common and preferred shareholders	(87)	(194)
Distributions to noncontrolling interest	(950)	(2,269)
Special purpose acquisition company redemptions by non-controlling redeemable shareholders	—	(186,933)
Other	(282)	—
Net cash (used for) provided by financing activities	(636,339)	(247,364)
Effect of exchange rate changes on cash and cash equivalents	(9,197)	(8,641)
Net increase (decrease) in cash and cash equivalents and restricted cash	(583,736)	(216,463)
Cash and cash equivalents and restricted cash, beginning of period	1,374,182	737,140
Cash and cash equivalents and restricted cash, end of period	$790,446	$520,677

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	1,057,487	451,025
Restricted cash, beginning of period	316,695	286,115
Cash and cash equivalents and restricted cash, beginning of period	$1,374,182	$737,140

Cash and cash equivalents, end of period	465,953	413,376
Restricted cash, end of period	324,493	107,301
Cash and cash equivalents and restricted cash, end of period	$790,446	$520,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated	Retained
	Common Shares		in Excess	Other	Earnings		Non-
		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of March 31, 2023	10,630	$531	$3,533,240	$(10,940)	$(1,804,369)	$(1,315,751)	$179,671	$582,382
Net income (loss)	—	—	—	—	4,611	—	11,620	16,231
Other comprehensive income (loss), net of tax	—	—	—	650	—	—	—	650
Share-based compensation	7	—	4,341	—	—	—	—	4,341
Deemed dividends to SPAC public shareholders	—	—	—	—	(2,220)	—	—	(2,220)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(2,269)	(2,269)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(7,436)	—	—	(7,436)
Other	(2)	—	(7)	—	—	—	—	(7)
As of June 30, 2023	10,635	$531	$3,537,574	$(10,290)	$(1,809,414)	$(1,315,751)	$189,022	$591,672

As of March 31, 2024	10,702	$535	$3,540,409	$(10,925)	$(1,927,930)	$(1,315,751)	$236,485	$522,823
Net income (loss)	—	—	—	—	(32,255)	—	19,226	(13,029)
Other comprehensive income (loss), net of tax	—	—	—	(7)	—	—	—	(7)
Share-based compensation	9	—	3,577	—	—	—	—	3,577
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(4,482)	(4,482)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(7,283)	—	—	(7,283)
Other	—	—	—	—	1	—	—	1
As of June 30, 2024	10,711	$535	$3,543,986	$(10,932)	$(1,967,467)	$(1,315,751)	$251,229	$501,600

			Capital	Accumulated	Retained
	Common Shares		in Excess	Other	Earnings		Non-
		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of December 31, 2022	10,505	$525	$3,536,373	$(11,038)	$(1,841,153)	$(1,315,751)	$167,835	$536,791
Net income (loss)	—	—	—	—	53,835	—	23,456	77,291
Other comprehensive income (loss), net of tax	—	—	—	748	—	—	—	748
Deemed dividends to SPAC public shareholders	—	—	—	—	(7,357)	—	—	(7,357)
Share-based compensation	179	8	8,313	—	—	—	—	8,321
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(2,269)	(2,269)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(14,790)	—	—	(14,790)
Other	(49)	(2)	(7,112)	—	51	—	—	(7,063)
As of June 30, 2023	10,635	$531	$3,537,574	$(10,290)	$(1,809,414)	$(1,315,751)	$189,022	$591,672

As of December 31, 2023	10,556	$527	$3,538,896	$(10,832)	$(1,886,226)	$(1,315,751)	$215,396	$542,010
Net income (loss)	—	—	—	—	(66,588)	—	44,557	(22,031)
Other comprehensive income (loss), net of tax	—	—	—	(100)	—	—	—	(100)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(8,724)	(8,724)
Share-based compensation	187	9	7,732	—	—	—	—	7,741
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(14,566)	—	—	(14,566)
Other	(32)	(1)	(2,642)	—	(87)	—	—	(2,730)
As of June 30, 2024	10,711	$535	$3,543,986	$(10,932)	$(1,967,467)	$(1,315,751)	$251,229	$501,600

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

With operations in over 15 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of June 30, 2024 included:

●	290 actively marketed rigs for land-based drilling operations in the United States and various countries throughout the world; and

●	26 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

The short- and long-term implications of the military hostilities between Russia and Ukraine, which began in early 2022, remain difficult to predict. We continue to actively monitor this dynamic situation. As of June 30, 2024 and December 31, 2023, 0.8% and 0.9% of our property, plant and equipment, net was located in Russia, respectively. For the six months ending June 30, 2024 and 2023, 0.8% and 1.2% of our operating revenues were from operations in Russia, respectively. We currently have no assets or operations in Ukraine.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) applicable to interim reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “Commission”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly our financial position as of June 30, 2024 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the six months ended June 30, 2024 may not be indicative of results that will be realized for the full year ending December 31, 2024.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of Nabors, as well as all majority-owned and non-majority owned subsidiaries consolidated in accordance with U.S. GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

In addition to the consolidation of our majority owned subsidiaries, we also consolidate variable interest entities (“VIE”) when we are determined to be the primary beneficiary of a VIE. Determination of the primary beneficiary of a VIE is based on whether an entity has (a) the power to direct activities that most significantly impact the economic performance of the VIE and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE. Our joint venture, SANAD, which is equally owned by Saudi Aramco and Nabors, has been consolidated. As we have the power to direct activities that most significantly impact SANAD’s economic performance, including operations, maintenance and certain sourcing and procurement, we have determined Nabors to be the primary beneficiary. See Note 3—Joint Ventures. Also, we are the co-sponsor of a special purpose acquisition company (the “SPAC”) and have determined it is a VIE. Nabors is the primary beneficiary of the SPAC as we have the power to direct activities, the right to receive benefits and the obligation to absorb losses. Therefore, the SPAC has been consolidated. See Note 13—Special Purpose Acquisition Company.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	June 30,	December 31,
	2024	2023

	(In thousands)
Raw materials	$136,404	$144,886
Work-in-progress	8,822	2,912
Finished goods	2,525	—
	$147,751	$147,798

Recent accounting pronouncements

Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which enhances prior reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments that are regularly provided to the chief operation decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss. The guidance also requires disclosure of the CODM’s position for each segment and detail of how the CODM uses financial reporting to access their segment’s performance. The new guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively. The adoption of ASU 2023-07 requires us to provide additional disclosures related to our segments, but will otherwise not materially impact our financial statements.

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

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, with each of the party’s contributions having a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests which accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying condensed consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. As of June 30, 2024 and December 31, 2023, the amount included in redeemable noncontrolling interest was $438.2 million and $423.6 million, respectively. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet. The assets and liabilities included in the condensed balance sheet below are (a) assets that can either be used to settle obligations of the VIE or be made available in the future to the equity owners through dividends, distributions or in exchange of the redeemable ownership interests (upon mutual agreement of the owners) or (b) liabilities for which creditors do not have recourse to other assets of Nabors.

The condensed balance sheet of SANAD, as included in our condensed consolidated balance sheet, is presented below.

	June 30,	December 31,
	2024	2023

	(In thousands)
Assets:
Cash and cash equivalents	$298,355	$281,329
Accounts receivable	129,714	86,461
Other current assets	14,456	12,461
Property, plant and equipment, net	708,923	646,215
Other long-term assets	22,182	25,099
Total assets	$1,173,630	$1,051,565
Liabilities:
Accounts payable	$116,996	$88,432
Accrued liabilities	17,172	10,301
Other liabilities	49,224	38,524
Total liabilities	$183,392	$137,257

Note 4 Accounts Receivable Purchase and Sales Agreements

The Company entered into an accounts receivable sales agreement (the “A/R Sales Agreement”) and an accounts receivable purchase agreement (the “A/R Purchase Agreement,” and, together with the A/R Sales Agreement, the “A/R Agreements”). As part of the A/R Agreements, the Company continuously sells designated eligible pools of receivables as they are originated by it and certain of its U.S. subsidiaries to a separate, bankruptcy-remote, special purpose entity (“SPE”) pursuant to the A/R Sales Agreement. Pursuant to the A/R Purchase Agreement, the SPE in turn sells, transfers, conveys and assigns to unaffiliated third-party financial institutions (the “Purchasers”) all the rights, title and interest in and to its pool of eligible receivables (the “Eligible Receivables”). The sale of the Eligible Receivables qualifies for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing. During the period of this program, cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. The remaining receivables held by the SPE were pledged to secure the collectability of the sold Eligible Receivables. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection. The amount of receivables pledged as collateral as of June 30, 2024 and December 31, 2023 is approximately $43.3 million and $67.0 million, respectively.

In June 2022, we entered into the Third Amendment to the A/R Purchase Agreement which extended the term of the A/R Purchase Agreement to August 13, 2024 and increased the commitments of the Purchasers under the A/R Purchase Agreement from $150 million to $250 million. Subject to Purchaser approval, the commitments of the Purchasers may be increased to $300 million.

In April 2024, we entered into the Fourth Amendment to the A/R Purchase Agreement which, among other things, extended the term of the A/R Purchase Agreement to the earliest of (i) April 1, 2027, (ii) the date that is ninety (90) calendar days prior to the occurrence of the maturity date under and as defined in the 2024 Credit Agreement and (iii) if any of the principal amount of the 7.25% Senior Guaranteed Notes are outstanding as of October 15, 2025, then October 15, 2025.

The amount available for sale to the Purchasers under the A/R Purchase Agreement fluctuates over time based on the total amount of Eligible Receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of June 30, 2024, approximately $156.0 million had been sold to and as yet uncollected by the Purchasers. As of December 31, 2023, the corresponding number was approximately $145.0 million.

Note 5 Debt

Debt consisted of the following:

	June 30,	December 31,
	2024	2023

	(In thousands)
0.75% senior exchangeable notes due January 2024	$—	$155,529
5.75% senior notes due February 2025	—	474,092
7.25% senior guaranteed notes due January 2026	555,902	555,902
7.375% senior priority guaranteed notes due May 2027	700,000	700,000
7.50% senior guaranteed notes due January 2028	389,609	389,609
1.75% senior exchangeable notes due June 2029	250,000	250,000
9.125% senior priority guaranteed notes due January 2030	650,000	650,000
	$2,545,511	$3,175,132
Less: current portion	—	629,621
Less: deferred financing costs	31,342	33,992
Long-term debt	$2,514,169	$2,511,519

During the six months ended June 30, 2024, we fully redeemed the $474.1 million remaining balance of the 5.75% senior notes due February 2025 for approximately $487.0 million in cash, including principal, premium of $1.4 million and $11.5 million in accrued and unpaid interest. In connection with the redemption, we recognized a $2.6 million loss for the six months ended June 30, 2024 which is included in Other, net in our condensed consolidated statement of income (loss). In addition, the remaining balance of the 0.75% senior exchangeable notes due January 2024 were fully redeemed.

Credit Agreement

On January 21, 2022, Nabors Delaware entered into a revolving credit agreement between Nabors Delaware, the guarantors from time-to-time party thereto, the issuing banks (the “Issuing Banks”) and other lenders party thereto (the “Lenders”) and Citibank, N.A., as administrative agent (the “2022 Credit Agreement”). On June 17, 2024, Nabors Delaware amended and restated the credit agreement (the “2024 Credit Agreement”). Under the 2024 Credit Agreement, the lenders have committed to provide to Nabors Delaware an aggregate principal amount of revolving loans at any time outstanding not in excess of $350.0 million, and the issuing banks have committed to provide a standalone letter of credit tranche that permits Nabors Delaware to issue reimbursement obligations under letters of credit in an aggregate principal amount at any time outstanding not in excess of $125.0 million. Letters of credit issued will not affect revolving loan capacity and vice versa. The 2024 Credit Agreement contains a $200.0 million uncommitted accordion feature that can be applied to increase the commitments under either the revolving loans or the letter of credit tranche, or both.

The Company is required to maintain an interest coverage ratio (EBITDA/interest expense) of 2.75:1.00, and a minimum guarantor value, requiring the guarantors (other than the Company) and their subsidiaries to own at least 90% of the consolidated property, plant and equipment of the Company. The facility matures on the earlier of (a) June 17, 2029 and (b) to the extent 10% or more of the respective principal amount of any of the 7.25% Senior Guaranteed Notes due January 2026, 7.375% Senior Priority Guaranteed Notes due May 2027 or 7.50% Senior Guaranteed Notes due

January 2028 or 50% or more of the principal amount of the 1.75% Senior Exchangeable Notes due June 2029 remains outstanding on the date that is 90 days prior to the applicable maturity date for such Indebtedness, then such 90th day.

Additionally, the Company is subject to covenants, which are subject to certain exceptions and include, among others, (a) a covenant restricting our ability to incur liens (subject to the additional liens basket of up to $150.0 million), (b) a covenant restricting its ability to pay dividends or make other distributions with respect to its capital stock and to repurchase certain indebtedness and (c) a covenant restricting the ability of the Company’s subsidiaries to incur debt (subject to the grower debt basket of up to $100.0 million). The agreement also includes a collateral coverage requirement that the collateral rig fair value is to be no less than the collateral coverage threshold, as defined in the agreement.  This requirement includes an independent appraisal report to be delivered every 6 months following the closing date.

As of June 30, 2024, we had no borrowings and $50.4 million of letters of credit outstanding under our 2024 Credit Agreement. The weighted average interest rate on borrowings under the 2024 Credit Agreement at June 30, 2024 was 8.19%. In order to make any future borrowings under the 2024 Credit Agreement, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

As of the date of this report, we were in compliance with all covenants under the 2024 Credit Agreement. We expect to remain in compliance with all covenants under the 2024 Credit Agreement during the twelve-month period following the date of this report based on our current operational and financial projections. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

8.875% Senior Guaranteed Notes due August 2031

On July 22, 2024, Nabors issued $550.0 million in aggregate principal amount of 8.875% senior guaranteed notes, which are fully and unconditionally guaranteed by Nabors and certain of Nabors’ indirect wholly-owned subsidiaries. Interest on the notes is payable on February 15 and August 15 of each year. The notes have a maturity date of August 15, 2031.

Note 6 Shareholders’ Equity

Common share warrants

On May 27, 2021, the Board declared a distribution of warrants to purchase its common shares (the “Warrants”) to holders of the Company’s common shares. Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3.2 million Warrants on June 11, 2021 to shareholders of record as of June 4, 2021. As of June 30, 2024, 2.5 million Warrants remain outstanding and 1.1 million common shares have been issued as a result of exercises of Warrants.

Each Warrant represents the right to purchase one common share at an initial exercise price of $166.66667 per Warrant, subject to certain adjustments (the “Exercise Price”). Payment of the exercise price may be in (a) cash or (b)“Designated Notes,” which at this time consists of the Company’s 7.25% Notes due 2026, subject to compliance with applicable procedures with respect to the delivery of the Warrants and Designated Notes. The Exercise Price and the number of common shares issuable upon exercise are subject to anti-dilution adjustments, including for share dividends, splits, subdivisions, spin-offs, consolidations, reclassifications, combinations, noncash distributions, cash dividends (other than regular quarterly cash dividends not exceeding a permitted threshold amount), certain pro rata shares repurchases, and similar transactions, including certain issuances of common shares (or securities exercisable or convertible into or exchangeable for common shares) at a price (or having a conversion price) that is less than 95% of the market price of the common shares. The Warrants expire on June 11, 2026, but the expiration date may be accelerated at any time by the Company upon 20-days’ prior notice. The Warrants are traded on the over-the-counter market.

The Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the Warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. On June 30, 2024 and December 31, 2023, the fair value of the Warrants was approximately $16.3 million and $25.9 million, respectively. During the three and six months ended June 30, 2024, approximately $3.9 million and $9.6 million of gain has been recognized for the change in the liability and included in Other, net in our consolidated statements of income (loss), respectively. During the three and six months ended June 30, 2023, approximately $17.9 million and $52.2 million of gain has been recognized for the change in the liability and included in Other, net in our consolidated statements of income (loss), respectively.

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

Recurring Fair Value Measurements

Our financial assets that are accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 consisted of short-term investments and restricted cash held in trust. During the six months ended June 30, 2024, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2024 and December 31, 2023, our restricted cash held in trust was carried at fair market value and totaled $323.3 million and $315.5 million, respectively, and consisted of Level 1 measurements. Our short-term investments were primarily held at fair market value and totaled $7.7 million and $12.7 million, respectively and primarily consisted of Level 2 measurements. No material Level 3 measurements existed for our financial assets for any of the periods presented.

Our financial liabilities that are accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 consisted of the Warrants and are included in other long-term liabilities in the accompanying consolidated financial statements. As of June 30, 2024 and December 31, 2023, the Warrants were carried at fair market value using their trading price and totaled $16.3 million and $25.9 million, respectively.

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

	June 30, 2024		December 31, 2023

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
0.75% senior exchangeable notes due January 2024	$—	$—	$155,529	$154,989
5.75% senior notes due February 2025	—	—	474,092	474,120
7.25% senior guaranteed notes due January 2026	555,902	564,157	555,902	535,328
7.375% senior priority guaranteed notes due May 2027	700,000	711,592	700,000	687,526
7.50% senior guaranteed notes due January 2028	389,609	371,449	389,609	334,090
1.75% senior exchangeable notes due June 2029	250,000	183,385	250,000	185,383
9.125% senior priority guaranteed notes due January 2030	650,000	674,044	650,000	656,871
	$2,545,511	$2,504,627	$3,175,132	$3,028,307
Less: current portion	—		629,621
Less: deferred financing costs	31,342		33,992
	$2,514,169		$2,511,519

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

In March 2011, the Court of Ouargla entered a judgment of approximately $21.0 million (at June 30, 2024 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We appealed this decision again to the Supreme Court, which again overturned the appeals court’s decision. The case was moved back to the court of appeals, which, once again, reinstated the verdict, failing to abide by the Supreme Court’s ruling. Accordingly, we are appealing once more to the Supreme Court to try to get a final ruling on the matter. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $13.0 million in excess of amounts accrued.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2024	2025	2026	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$12,594	16,259	9,732	4,300	$42,885

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss), net of tax	$(13,029)	$16,231	$(22,031)	$77,291
Less: net (income) loss attributable to noncontrolling interest	(19,226)	(11,620)	(44,557)	(23,456)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(7,283)	(7,436)	(14,566)	(14,790)
Less: distributed and undistributed earnings allocated to unvested shareholders	—	—	—	(1,869)
Numerator for basic earnings per share:
Adjusted income (loss), net of tax - basic	$(39,538)	$(2,825)	$(81,154)	$37,176

Weighted-average number of shares outstanding - basic	9,207	9,195	9,191	9,178
Earnings (losses) per share:
Total Basic	$(4.29)	$(0.31)	$(8.83)	$4.05
DILUTED EPS:
Adjusted income (loss) from continuing operations, net of tax - basic	$(39,538)	$(2,825)	$(81,154)	$37,176
Add: after tax interest expense of convertible notes	—	—	—	1,272
Add: effect of reallocating undistributed earnings of unvested shareholders	—	—	—	10
Adjusted income (loss), net of tax - diluted	$(39,538)	$(2,825)	$(81,154)	$38,458

Weighted-average number of shares outstanding - basic	9,207	9,195	9,191	9,178
Add: if converted dilutive effect of convertible notes	—	—	—	918
Add: dilutive effect of potential common shares	—	—	—	45
Weighted-average number of shares outstanding - diluted	9,207	9,195	9,191	10,141
Earnings (losses) per share:
Total Diluted	$(4.29)	$(0.31)	$(8.83)	$3.79

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

The average number of shares from options and shares related to outstanding Warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Potentially dilutive securities excluded as anti-dilutive	3,404	3,401	3,393	3,390

Additionally, for the three and six months ended June 30, 2024, we excluded 1.2 million common shares from the computation of diluted shares related to the conversion of the 1.75% senior exchangeable notes due June 2029, because their effect would be anti-dilutive under the if-converted method, respectively.

Note 10 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	June 30,	December 31,
	2024	2023

	(In thousands)
Accrued compensation	$55,140	$58,769
Deferred revenue	28,339	29,233
Other taxes payable	26,115	41,322
Workers’ compensation liabilities	6,588	6,588
Interest payable	75,470	57,607
Litigation reserves	10,179	19,924
Other accrued liabilities	9,569	16,797
	$211,400	$230,240

Investment income (loss) includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Interest and dividend income	$8,595	$11,019	$18,787	$20,532
Gains (losses) on marketable securities	(414)	724	(405)	1,077
	$8,181	$11,743	$18,382	$21,609

Other, net included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Losses on sales, disposals and involuntary conversions of long-lived assets	$4,939	$592	$9,542	$928
Energy transition initiatives	—	620	308	7,720
Warrant and derivative valuation	(3,915)	(17,901)	(9,594)	(52,215)
Litigation expenses and reserves	1,768	4,552	4,318	7,155
Foreign currency transaction losses	6,500	10,355	17,894	16,809
Loss (gain) on debt buyback	—	(242)	2,576	(25,098)
Other losses (gains)	2,787	249	3,143	551
	$12,079	$(1,775)	$28,187	$(44,150)

The changes in accumulated other comprehensive income (loss), by component, included the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2023	$2	$(3,767)	$(7,273)	$(11,038)
Other comprehensive income (loss) before reclassifications	—	—	668	668
Amounts reclassified from accumulated other comprehensive income (loss)	—	80	—	80
Net other comprehensive income (loss)	—	80	668	748
As of June 30, 2023	$2	$(3,687)	$(6,605)	$(10,290)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2024	$2	$(3,606)	$(7,228)	$(10,832)
Other comprehensive income (loss) before reclassifications	—	—	(181)	(181)
Amounts reclassified from accumulated other comprehensive income (loss)	—	81	—	81
Net other comprehensive income (loss)	—	81	(181)	(100)
As of June 30, 2024	$2	$(3,525)	$(7,409)	$(10,932)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
General and administrative expenses	$52	$52	$105	$104
Total income (loss) before income tax	(52)	(52)	(105)	(104)
Tax expense (benefit)	(12)	(12)	(24)	(24)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(40)	$(40)	$(81)	$(80)

Note 11 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Operating revenues:
U.S. Drilling	$259,723	$314,830	$531,712	$665,482
International Drilling	356,733	337,650	706,092	657,698
Drilling Solutions	82,961	76,855	158,535	151,898
Rig Technologies	49,546	63,565	99,702	122,044
Other reconciling items (1)	(14,165)	(25,833)	(27,539)	(50,916)
Total	$734,798	$767,067	$1,468,502	$1,546,206

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$45,085	$75,408	$95,614	$161,277
International Drilling	23,672	10,407	46,148	12,364
Drilling Solutions	27,319	28,351	54,212	55,489
Rig Technologies	4,860	5,052	9,069	8,746
Total segment adjusted operating income (loss)	$100,936	$119,218	$205,043	$237,876

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss):
Net income (loss)	$(13,029)	$16,231	$(22,031)	$77,291
Income tax expense (benefit)	15,554	26,448	31,598	49,463
Income (loss) before income taxes	2,525	42,679	9,567	126,754
Investment (income) loss	(8,181)	(11,743)	(18,382)	(21,609)
Interest expense	51,493	46,164	101,872	91,305
Other, net	12,079	(1,775)	28,187	(44,150)
Other reconciling items (3)	43,020	43,893	83,799	85,576
Total segment adjusted operating income (loss) (2)	$100,936	$119,218	$205,043	$237,876

	June 30,	December 31,
	2024	2023

	(In thousands)
Total assets:
U.S. Drilling	$1,157,427	$1,239,765
International Drilling	2,299,431	2,227,308
Drilling Solutions	78,696	78,472
Rig Technologies	225,384	239,167
Other reconciling items (3)	854,755	1,493,253
Total	$4,615,693	$5,277,965
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	June 30, 2024
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$220,797	$—	$47,434	$22,012	$—	$290,243
U.S. Offshore Gulf of Mexico	28,351	—	2,602	—	—	30,953
Alaska	10,575	—	674	—	—	11,249
Canada	—	—	432	1,393	—	1,825
Middle East & Asia	—	249,291	13,086	19,508	—	281,885
Latin America	—	87,975	18,339	4,933	—	111,247
Europe, Africa & CIS	—	19,467	394	1,700	—	21,561
Eliminations & other	—	—	—	—	(14,165)	(14,165)
Total	$259,723	$356,733	$82,961	$49,546	$(14,165)	$734,798

	Six Months Ended
	June 30, 2024
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$452,921	$—	$92,136	$46,075	$—	$591,132
U.S. Offshore Gulf of Mexico	57,045	—	5,459	—	—	62,504
Alaska	21,746	—	1,355	—	—	23,101
Canada	—	—	866	3,115	—	3,981
Middle East & Asia	—	500,532	24,042	38,679	—	563,253
Latin America	—	172,275	34,054	8,703	—	215,032
Europe, Africa & CIS	—	33,285	623	3,130	—	37,038
Eliminations & other	—	—	—	—	(27,539)	(27,539)
Total	$531,712	$706,092	$158,535	$99,702	$(27,539)	$1,468,502

	Three Months Ended
	June 30, 2023
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$272,909	$—	$51,157	$31,654	$—	$355,720
U.S. Offshore Gulf of Mexico	32,316	—	3,123	—	—	35,439
Alaska	9,605	—	531	—	—	10,136
Canada	—	—	312	2,144	—	2,456
Middle East & Asia	—	238,276	11,770	25,032	—	275,078
Latin America	—	83,583	9,490	2,199	—	95,272
Europe, Africa & CIS	—	15,791	472	2,536	—	18,799
Eliminations & other	—	—	—	—	(25,833)	(25,833)
Total	$314,830	$337,650	$76,855	$63,565	$(25,833)	$767,067

	Six Months Ended
	June 30, 2023
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$579,027	$—	$102,941	$64,615	$—	$746,583
U.S. Offshore Gulf of Mexico	63,976	—	5,956	—	—	69,932
Alaska	22,479	—	981	—	—	23,460
Canada	—	—	670	4,013	—	4,683
Middle East & Asia	—	461,228	22,038	42,758	—	526,024
Latin America	—	164,634	18,560	4,514	—	187,708
Europe, Africa & CIS	—	31,836	752	6,144	—	38,732
Eliminations & other	—	—	—	—	(50,916)	(50,916)
Total	$665,482	$657,698	$151,898	$122,044	$(50,916)	$1,546,206

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In thousands)
As of December 31, 2023	$397,051	$8,434	$2,980	$20,295	$1,969
As of June 30, 2024	$417,937	$20,149	$3,980	$17,973	$2,112

Approximately 73% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2024, of which 45% was recognized during the six months ended June 30, 2024, and 11% is expected to be recognized during 2025. The remaining 16% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2026 or thereafter.

Additionally, 80% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2024, of which 48% was recognized during the six months ended June 30, 2024, and 12% is expected to be recognized during 2025. The remaining 8% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2026 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

Note 13 Special Purpose Acquisition Company

Nabors Energy Transition Corp. II (“NETC II”) is our SPAC co-sponsored by Nabors and Greens Road Energy II LLC. Greens Road Energy II LLC is owned by certain members of Nabors’ management team and board members. In July 2023, NETC II completed its initial public offering of 30,500,000 units at $10.00 per unit, generating gross proceeds of approximately $305.0 million. Simultaneously with the closing of the IPO, NETC II completed the private sale of an aggregate of 9,540,000 warrants for an aggregate value of $9.5 million and issued unsecured promissory notes for an aggregate amount of $3.1 million. As part of the initial public offering of NETC II and subsequent private placement warrant transactions, $308.1 million was deposited in an interest-bearing U.S. based trust account (“Trust Account”) on July 18, 2023.

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

The SPAC is a consolidated VIE included in the accompanying consolidated financial statements under Restricted cash held in trust and Redeemable noncontrolling interest in subsidiary. As of June 30, 2024 and December 31, 2023, the Trust Account balance and non-controlling interest subject to possible redemption was $323.3 million and $315.5 million, respectively. NETC II’s non-controlling interest subject to possible redemption is presented at full redemption value as temporary equity, outside of the stockholders’ equity section in the accompanying consolidated financial statements.

The following table summarizes NETC II’s effects on changes in non-controlling interest subject to possible redemption.

2024
(In thousands)
Balance, beginning of year	$315,488
Net earnings	7,774
Balance as of June 30	$323,262

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

You should consider the following key factors when evaluating these forward-looking statements:

●	geopolitical events, pandemics and other macro-events and their respective and collective impact on our operations as well as oil and gas markets and prices;

●	fluctuations and volatility in worldwide prices of and demand for oil and natural gas;

●	fluctuations in levels of oil and natural gas exploration and development activities;

●	fluctuations in the demand for our services;

●	competitive and technological changes and other developments in the oil and gas and oilfield services industries;

●	our ability to renew customer contracts in order to maintain competitiveness;

●	the existence of operating risks inherent in the oil and gas and oilfield services industries;

●	the possibility of the loss of one or a number of our large customers;

●	the amount and nature of our future capital expenditures and how we expect to fund our capital expenditures;

●	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems;

●	the impact of long-term indebtedness and other financial commitments on our financial and operating flexibility;

●	our access to, and the cost of, capital, including the impact of a downgrade in our credit rating, covenant restrictions, availability under our secured revolving credit facility, future issuances of debt or equity securities and the global interest rate environment;

●	our dependence on our operating subsidiaries and investments to meet our financial obligations;

●	our ability to retain skilled employees;

●	our ability to complete, and realize the expected benefits of, strategic transactions;

●	changes in tax laws and the possibility of changes in other laws and regulations;

●	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in any of the countries in which we do business;

●	global views on and the regulatory environment related to energy transition and our ability to implement our energy transition initiatives;

●	potential long-lived asset impairments;

●	the possibility of changes to U.S. trade policies and regulations including the imposition of trade embargoes, sanctions or tariffs; and

●	general economic conditions, including the capital and credit markets.

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

Outlook

The demand for our services and products is a function of the level of spending by oil and gas companies for exploration, development and production activities. The level of exploration, development and production activities is to a large extent tied to the prices of oil and natural gas, which can fluctuate significantly, are highly volatile and tend to be highly sensitive to factors including supply and demand cycles and geopolitical uncertainties particularly those impacting large hydrocarbon producing countries. Certain oil and gas companies may also intentionally limit their capital spending as they focus on generating returns to shareholders as opposed to maximizing hydrocarbon production. Additionally, there has recently been an increasing number of customer consolidations within the industry. In some cases, these transactions may have an impact on overall rig demand, as the acquiring company may apply criteria that results in a different level of demand for drilling rigs than the previous two companies would have had on a stand-alone basis.

Since late 2022 and continuing through the second quarter of 2024, global energy commodity markets have experienced high levels of volatility. In the U.S., operators generally reacted to these market conditions by reducing their drilling activity. Recent production actions announced by certain large international oil producers have been supportive of both oil prices and oil-focused activity broadly, especially in international markets. Natural gas prices, particularly in the United States, declined significantly through 2023 and into 2024, to levels which have caused operators to reduce natural gas directed activity.

In early 2023 economic sentiment was overshadowed by a pervasive concern that a global recession would take hold. The U.S. Federal Reserve’s tightening of interest rates reduced capital availability in the U.S energy market. As these higher interest rates continued, rig counts in the U.S. Lower 48 continued to decline throughout the year. Despite the reduction in rig count, rig pricing discipline remained intact, supporting rig dayrates and daily rig margins.

U.S. oil and gas production has proved resilient in 2024 in the face of reduced drilling activity. Internationally, we generally see an expansion of production capacity as well as the widespread development of unconventional resources driving an expected increase in oilfield activity broadly across those markets.

Recent Developments

2024 Credit Agreement

On June 17, 2024, Nabors Delaware amended and restated its’ credit agreement (the “2024 Credit Agreement”). Under the 2024 Credit Agreement, the lenders have committed to provide to Nabors Delaware up to $350.0 million in revolving loans, and the issuing banks have committed to provide a standalone letter of credit tranche that permits Nabors Delaware to issue reimbursement obligations under letters of credit in an aggregate principal amount not in excess of $125.0 million. Letters of credit issued will not affect revolving loan capacity and vice versa. The 2024 Credit Agreement contains a $200.0 million uncommitted accordion feature that can be applied to increase the commitments under either the revolving loans or the letter of credit tranche, or both. The facility matures on the earlier of (a) June 17, 2029 and (b) to the extent 10% or more of the respective principal amount of any of the 7.25% Senior Guaranteed Notes due January 2026, 7.375% Senior Priority Guaranteed Notes due May 2027 or 7.50% Senior Guaranteed Notes due January 2028 or 50% or more of the principal amount of the 1.75% Senior Exchangeable Notes due June 2029 remains outstanding on the date that is 90 days prior to the applicable maturity date for such Indebtedness, then such 90th day.

8.875% Senior Guaranteed Notes due August 2031

On July 22, 2024, Nabors issued $550.0 million in aggregate principal amount of 8.875% senior guaranteed notes, which are fully and unconditionally guaranteed by Nabors and certain of Nabors’ indirect wholly-owned subsidiaries. Interest on the notes is payable on February 15 and August 15 of each year. The notes have a maturity date of August 15, 2031. Nabors intends to use the net proceeds, along with cash on hand, to redeem all of its 7.25% senior guaranteed notes due January 2026.

Comparison of the three months ended June 30, 2024 and 2023

Operating revenues for the three months ended June 30, 2024 totaled $734.8 million, representing a decrease of $32.3 million, or 4%, compared to the three months ended June 30, 2023. For a more detailed description of operating results, see Segment Results of Operations below.

Net loss attributable to Nabors totaled $32.3 million ($4.29 loss per diluted share) for the three months ended June 30, 2024 compared to a net income attributable to Nabors of $4.6 million ($0.31 loss per diluted share) for the three months ended June 30, 2023, or a $36.9 million decrease in net income. The decrease in net income is attributable to a decline in U.S. activity which has resulted in a decrease of approximately $18.3 million in adjusted operating income for our segments from the prior year. In addition, gains related to mark-to-market activity for the common share warrants during the three months ended June 30, 2024 contributed approximately $3.9 million to net income compared to gains of $17.9 million related to mark-to-market activity for the common share warrants during the three months ended June 30, 2023, contributing $14.0 million to the decrease in period over period net income. See Other Financial Information —Other, net below for additional discussion.

General and administrative expenses for the three months ended June 30, 2024 totaled $62.2 million, representing a minimal decrease of $1.1 million compared to the three months ended June 30, 2023 as general operating costs remained consistent with prior year.

Research and engineering expenses for the three months ended June 30, 2024 totaled $14.4 million, representing an increase of $1.1 million, or 8%, compared to the three months ended June 30, 2023. This is primarily reflective of an increase in research and development activities.

Depreciation and amortization expense for the three months ended June 30, 2024 was $160.1 million, representing a minimal increase of $0.4 million compared to the three months ended June 30, 2023 as a result of capital expenditures over the last year.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	June 30,
	2024	2023	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$259,723	$314,830	$(55,107)	(18)%
Adjusted operating income (loss) (1)	$45,085	$75,408	$(30,323)	(40)%
Average rigs working (2)	75.0	88.6	(13.6)	(15)%

International Drilling
Operating revenues	$356,733	$337,650	$19,083	6%
Adjusted operating income (loss) (1)	$23,672	$10,407	$13,265	127%
Average rigs working (2)	84.4	77.1	7.3	9%

Drilling Solutions
Operating revenues	$82,961	$76,855	$6,106	8%
Adjusted operating income (loss) (1)	$27,319	$28,351	$(1,032)	(4)%

Rig Technologies
Operating revenues	$49,546	$63,565	$(14,019)	(22)%
Adjusted operating income (loss) (1)	$4,860	$5,052	$(192)	(4)%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 11—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment decreased by $55.1 million or 18% during the three months ended June 30, 2024 compared to the corresponding prior year period primarily due to a decrease in activity as reflected by a 15% decrease in the average number of rigs working, while pricing remained stable.

International Drilling

Operating revenues for our International Drilling segment during the three months ended June 30, 2024 increased by $19.1 million or 6% compared to the corresponding prior year period. The increase is primarily attributable to a 9% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our international drilling services have increased since the prior year.

Drilling Solutions

Operating revenues for this segment increased by $6.1 million or 8% during the three months ended June 30, 2024 compared to the corresponding prior year period in 2023 as an increase in demand for our international and third-party services offset a decline in results in the U.S. markets, which was driven by the reduction in drilling activity.

Rig Technologies

Operating revenues for our Rig Technologies segment decreased by $14.0 million or 22% during the three months ended June 30, 2024 compared to the corresponding prior year period due to the overall decline in activity in the U.S. as mentioned previously. Adjusted operating income was relatively flat despite the 22% drop in operating revenues, due to a change in mix of business focusing more on the higher margin product lines.

Other Financial Information

Interest expense

Interest expense for the three months ended June 30, 2024 was $51.5 million, representing an increase of $5.3 million, or 12%, compared to three months ended June 30, 2023. The increase was primarily due to an increase in our effective interest rate levels on our outstanding debt throughout the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Other, net

Other, net for the three months ended June 30, 2024 was a loss of $12.1 million compared to $1.8 million gain for the three months ended June 30, 2023 representing a $13.9 million decrease in income. During the three months ended June 30, 2024, the amount consisted of $6.5 million in foreign currency transaction losses, $4.9 million in loss on sales of assets and $1.8 million from increases in litigation reserves which was offset by $3.9 million of mark-to-market gains on the common share warrants. In comparison, the amount during the three months ended June 30, 2023 primarily consisted of $17.9 million mark-to-market gains for the common share warrants offset by $10.4 million in foreign currency transaction losses and $4.6 million in litigation expenses.

Income tax

Our worldwide tax expense for the three months ended June 30, 2024 was $15.6 million compared to $26.4 million for the three months ended June 30, 2023. The decrease in tax expense was primarily attributable to the change in amount and geographic mix of our pre-tax earnings (losses).

The Organization Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Several legal entities in the Nabors’ group have enacted Pillar 2 legislation effective January 1, 2024. The enactment of this legislation results in application of the global minimum tax to certain of our legal entities and their subsidiaries. The enactment of Pillar 2 didn’t have a material impact to our worldwide tax expense for the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2024 and 2023

Operating revenues for the six months ended June 30, 2024 totaled $1.5 billion, representing a decrease of $77.7 million, or 5%, compared to the six months ended June 30, 2023. For a more detailed description of operating results, see Segment Results of Operations below.

Net loss attributable to Nabors totaled $66.6 million ($8.83 loss per diluted share) for the six months ended June 30, 2024 compared to a net income attributable to Nabors of $53.8 million ($3.79 per diluted share) for the six months ended June 30, 2023, or a $120.4 million decrease in net income. The decrease in net income is attributable to a decline in U.S. activity which has resulted in a decrease of approximately $32.8 million in adjusted operating income for our segments from the prior year. In addition, gains related to mark-to-market activity for the common share warrants and debt buybacks loss during the six months ended June 30, 2024 contributed approximately $7.0 million to net income compared to gains related to mark-to-market activity for the common share warrants and debt buybacks of $77.3 million during the six months ended June 30, 2023, contributing $70.3 million to the decrease in period over period net income. See Other Financial Information —Other, net below for additional discussion.

General and administrative expenses for the six months ended June 30, 2024 totaled $123.9 million, representing a minimal decrease of $1.1 million compared to the six months ended June 30, 2023 as general operating costs remained consistent with prior year.

Depreciation and amortization expense for the six months ended June 30, 2024 was $317.8 million, representing a decrease of $4.9 million, or 2%, compared to the six months ended June 30, 2023. The decrease is a result of the limited capital expenditures over recent years coupled with a higher amount of older assets reaching the end of their useful lives.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Six Months Ended
	June 30,
	2024	2023	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$531,712	$665,482	$(133,770)	(20)%
Adjusted operating income (loss) (1)	$95,614	$161,277	$(65,663)	(41)%
Average rigs working (2)	76.8	94.4	(17.6)	(19)%

International Drilling
Operating revenues	$706,092	$657,698	$48,394	7%
Adjusted operating income (loss) (1)	$46,148	$12,364	$33,784	273%
Average rigs working (2)	82.7	76.8	5.9	8%

Drilling Solutions
Operating revenues	$158,535	$151,898	$6,637	4%
Adjusted operating income (loss) (1)	$54,212	$55,489	$(1,277)	(2)%

Rig Technologies
Operating revenues	$99,702	$122,044	$(22,342)	(18)%
Adjusted operating income (loss) (1)	$9,069	$8,746	$323	4%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 11—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment decreased by $133.8 million or 20% during the six months ended June 30, 2024 compared to the corresponding prior year period primarily due to a decrease in activity as reflected by a 19% decrease in the average number of rigs working, while pricing remained stable.

International Drilling

Operating revenues for our International Drilling segment during the six months ended June 30, 2024 increased by $48.4 million or 7% compared to the corresponding prior year period. The increase is primarily attributable to an 8% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our international drilling services have increased since the prior year.

Drilling Solutions

Operating revenues for this segment increased by $6.6 million or 4% during the six months ended June 30, 2024 compared to the corresponding prior year period in 2023 as an increase in demand for our international and third-party services offset a decline in results in the U.S. markets, which was driven by the reduction in drilling activity.

Rig Technologies

Operating revenues for our Rig Technologies segment decreased by $22.3 million or 18% during the six months ended June 30, 2024 compared to the corresponding prior year period due to the overall decline in activity in the U.S. as mentioned previously. Adjusted operating income was relatively flat despite the 18% drop in operating revenues, due to a change in mix of business focusing more on the higher margin product lines.

Other Financial Information

Interest expense

Interest expense for the six months ended June 30, 2024 was $101.9 million, representing an increase of $10.6 million, or 12%, compared to six months ended June 30, 2023. The increase was primarily due to an increase in our effective interest rate levels on our outstanding debt throughout the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Other, net

Other, net for the six months ended June 30, 2024 was a loss of $28.2 million compared to $44.2 million gain for the six months ended June 30, 2023 representing a $72.3 million decrease in income. During the six months ended June 30, 2024, the amount consisted of $17.9 million in foreign currency transaction losses, $9.5 million in loss on sales of assets, $4.3 million from increases in litigation reserves and $2.6 million of loss recognized for debt buybacks which was offset by $9.6 million of mark-to-market gains on the common share warrants. In comparison, the amount during the six months ended June 30, 2023 primarily consisted of $52.2 million mark-to-market gains for the common share warrants and $25.1 million related to net gains on debt buybacks offset by $16.8 million in foreign currency transaction losses, $7.7 million in costs related to energy transition initiatives and $7.2 million in litigation expenses.

Income tax

Our worldwide tax expense for the six months ended June 30, 2024 was $31.6 million compared to $49.5 million for the six months ended June 30, 2023. The decrease in tax expense was primarily attributable to the change in amount and geographic mix of our pre-tax earnings (losses).

The Organization Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Several legal entities in the Nabors’ group have enacted Pillar 2 legislation effective January 1, 2024. The enactment of this legislation results in application of the global minimum tax to certain of our legal entities and their subsidiaries. The enactment of Pillar 2 didn’t have a material impact to our worldwide tax expense for the six months ended June 30, 2024.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under the 2024 Credit Agreement and cash generated from operations. As of June 30, 2024, we had cash and short-term investments of $473.6 million and working capital of $486.9 million. As of December 31, 2023, we had cash and short-term investments of $1.1 billion, which included proceeds from our offering of $650.0 million in aggregate principal of 9.125% senior priority guaranteed notes due 2030 that were used primarily to retire certain outstanding indebtedness during the first quarter of 2024 and working capital of $431.7 million.

On June 30, 2024, we had no borrowings and $50.4 million of letters of credit outstanding under the 2024 Credit Agreement, which has a total borrowing capacity of $350.0 million and a separate letter of credit tranche that permits us to issue letters of credit with total reimbursement obligations not to exceed $125 million. Letters of credit issued will not affect revolving loan capacity and vice versa.

The 2024 Credit Agreement requires us to maintain an interest coverage ratio (EBITDA/interest expense of 2.75:1.00) and a minimum guarantor value, requiring the guarantors (other than the Company) and their subsidiaries to own at least 90% of the consolidated property, plant and equipment of the Company. Additionally, the Company is subject to certain covenants (which are subject to certain exceptions) and include, among others, (a) a covenant restricting our ability to incur liens (subject to the additional liens basket of up to $150.0 million, among other exceptions), (b) a covenant restricting its ability to pay dividends or make other distributions with respect to its capital stock and to repurchase certain indebtedness, and (c) a covenant restricting the ability of the Company’s subsidiaries to incur debt (subject to the grower debt basket of up to $100.0 million). The facility matures on the earlier of (a) June 17, 2029 and (b) to the extent 10% or more of the respective principal amount of any of the 7.25% Senior Guaranteed Notes due January 2026, 7.375% Senior Priority Guaranteed Notes due May 2027 or 7.50% Senior Guaranteed Notes due January 2028 or 50% or more of the principal amount of the 1.75% Senior Exchangeable Notes due June 2029 remains outstanding on the date that is 90 days prior to the applicable maturity date for such Indebtedness, then such 90th day.

As of the date of this report, we were in compliance with all covenants under the 2024 Credit Agreement, including those regarding the required interest coverage ratio and minimum guarantor value, which were 4.60:1.00 and 99.79%, respectively, as of June 30, 2024. If we fail to perform our obligations under the covenants, the revolving credit commitments under the 2024 Credit Agreement could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. If necessary, we have the ability to manage our covenant compliance by taking certain actions including reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. We expect to remain in compliance with all covenants under the 2024 Credit Agreement during the twelve-month period following the date of this report based on our current operational and financial projections. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

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

We had 9 letter-of-credit facilities with various banks as of June 30, 2024. Availability under these facilities as of June 30, 2024 was as follows:

June 30,
2024
(In thousands)
Credit available	$353,667
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	135,526
Remaining availability	$218,141

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

Over the term of the facility, we entered into a number of amendments. Most recently, on April 1, 2024, we entered into the Fourth Amendment to the A/R Purchase Agreement, which among other things, extended the term of the A/R Purchase Agreement to the earliest of (i) April 1, 2027, (ii) the date that is ninety (90) calendar days prior to the occurrence of the maturity date under and as defined in the 2024 Credit Agreement and (iii) if any of the principal amount of the 7.25% Senior Guaranteed Notes are outstanding as of October 15, 2025, then October 15, 2025.

The amount available for purchase under the A/R Agreements fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreements is $250.0 million and the amount of receivables purchased by the third-party Purchasers as of June 30, 2024 was $156.0 million.

The originators, Nabors Delaware, the SPE, and the Company provide representations, warranties, covenants and indemnities under the A/R Agreements and the Indemnification Guarantee. See further details at Note 4—Accounts Receivable Purchase and Sales Agreements.

Other Indebtedness

See Note 5—Debt, for further details about our financing arrangements, including our debt securities.

Future Cash Requirements

Our current cash and investments, projected cash flows from operations, proceeds from equity or debt issuances, the A/R Agreements and the facilities under our 2024 Credit Agreement are expected to adequately finance our purchase commitments, capital expenditures, acquisitions, scheduled debt service requirements, and all other expected cash requirements for at least the next 12 months. However, we can make no assurances that our current operational and financial projections will prove to be correct. A sustained period of highly depressed oil and natural gas prices could have a significant effect on our customers’ capital expenditure spending and therefore our operations, cash flows and liquidity.

Purchase commitments outstanding at June 30, 2024 totaled approximately $266.8 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the six months ended June 30, 2024 and 2023 below.

Operating Activities. Net cash provided by operating activities totaled $288.9 million during the six months ended June 30, 2024, compared to net cash provided of $322.5 million during the corresponding 2023 period. Operating cash flows are our primary source of capital and liquidity. Cash from operating results (before working capital changes) was $344.3 million for the six months ended June 30, 2024, a decrease of $25.1 million when compared to $369.3 million in the corresponding 2023 period. This was due to the decrease in activity across our business for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are also significant factors affecting operating cash flows and can be highly volatile in periods of increasing or decreasing activity levels. Changes in working capital items used $55.4 million in cash flows during the six months ended June 30, 2024, a $8.5 million unfavorable change as compared to the $46.8 million in cash flows used by working capital in the corresponding 2023 period.

Investing Activities. Net cash used for investing activities totaled $227.1 million during the six months ended June 30, 2024 compared to net cash used of $283.0 million during the corresponding 2023 period. Our primary use of cash for investing activities is capital expenditures for rig-related enhancements, new construction and equipment, and sustaining capital expenditures. During the six months ended June 30, 2024 and 2023, we used cash for capital expenditures totaling $232.0 million and $263.5 million, respectively.

Financing Activities. Net cash used by financing activities totaled $636.3 million during the six months ended June 30, 2024. During the six months ended June 30, 2024, we repaid $631.0 million of outstanding long-term debt.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2024	2025	2026	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$12,594	16,259	9,732	4,300	$42,885

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2023 Annual Report. There were no material changes in our exposure to market risk during the six months ended June 30, 2024 from those disclosed in our 2023 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common shares to satisfy tax withholding obligations in connection with grants of share awards during the three months ended June 30, 2024 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
April 1 - April 30	—	$86.13	—	278,914
May 1 - May 31	—	$74.26	—	278,914
June 1 - June 30	—	$67.23	—	278,914

(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2016 Stock Plan. Each of the 2016 Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through June 30, 2024, we repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of June 30, 2024, we had $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of June 30, 2024, our subsidiaries held 1.2 million of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c) During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Amended & Restated Credit Agreement, dated as of June 17, 2024, among Nabors Industries, Inc., as Borrower, Nabors Industries Ltd., as Holdings, the other Guarantors from time to time party thereto, the Issuing Banks and other Lenders party thereto and Citibank, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on June 17, 2024).

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	July 26, 2024