Form 10-Q
period 2024-09-30
NABORS INDUSTRIES LTD
filed 2024-11-01
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

The number of common shares, par value $.05 per share, outstanding as of October 31, 2024 was 9,547,933, excluding 1,161,283 common shares held by our subsidiaries, or 10,709,216 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023

	(In thousands, except for
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$451,649	$1,057,487
Short-term investments	7,653	12,691
Accounts receivable, net of allowance of $54,247 and $52,864, respectively	384,723	347,837
Inventory, net	141,864	147,798
Other current assets	86,436	79,865
Total current assets	1,072,325	1,645,678
Property, plant and equipment, net	2,766,411	2,898,728
Restricted cash held in trust	328,009	315,488
Deferred income taxes	227,658	238,871
Other long-term assets	159,233	179,200
Total assets (1)	$4,553,636	$5,277,965
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$629,621
Trade accounts payable	316,694	294,442
Accrued liabilities	218,472	230,240
Income taxes payable	30,552	54,255
Current lease liabilities	5,860	5,423
Total current liabilities	571,578	1,213,981
Long-term debt	2,503,270	2,511,519
Other long-term liabilities	242,766	270,014
Deferred income taxes	1,913	1,366
Total liabilities (1)	3,319,527	3,996,880
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest in subsidiary	773,525	739,075

Shareholders’ equity:
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 10,709 and 10,556, respectively	535	527
Capital in excess of par value	3,548,079	3,538,896
Accumulated other comprehensive income (loss)	(10,844)	(10,832)
Retained earnings (accumulated deficit)	(2,030,656)	(1,886,226)
Less: treasury shares, at cost, 1,161 and 1,161 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	191,363	326,614
Noncontrolling interest	269,221	215,396
Total equity	460,584	542,010
Total liabilities and equity	$4,553,636	$5,277,965
(1)	The condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 include assets and liabilities of variable interest entities. See Note 3—Joint Ventures and Note 13—Special Purpose Acquisition Company for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$731,805	$733,974	$2,200,307	$2,280,180
Investment income (loss)	11,503	10,169	29,885	31,778
Total revenues and other income	743,308	744,143	2,230,192	2,311,958

Costs and other deductions:
Direct costs	431,705	447,751	1,309,007	1,365,611
General and administrative expenses	63,976	62,182	187,881	187,144
Research and engineering	14,404	14,016	42,629	42,371
Depreciation and amortization	159,234	161,337	477,060	484,066
Interest expense	55,350	44,042	157,222	135,347
Other, net	41,608	35,546	69,795	(8,604)
Total costs and other deductions	766,277	764,874	2,243,594	2,205,935
Income (loss) before income taxes	(22,969)	(20,731)	(13,402)	106,023
Income tax expense (benefit):
Current	10,581	6,241	30,940	43,569
Deferred	(463)	4,272	10,776	16,407
Total income tax expense (benefit)	10,118	10,513	41,716	59,976
Net income (loss)	(33,087)	(31,244)	(55,118)	46,047
Less: Net (income) loss attributable to noncontrolling interest	(22,738)	(17,672)	(67,295)	(41,128)
Net income (loss) attributable to Nabors	$(55,825)	$(48,916)	$(122,413)	$4,919

Earnings (losses) per share:
Basic	$(6.86)	$(6.26)	$(15.69)	$(2.79)
Diluted	$(6.86)	$(6.26)	$(15.69)	$(2.79)

Weighted-average number of common shares outstanding:
Basic	9,213	9,148	9,199	9,168
Diluted	9,213	9,148	9,199	9,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
Net income (loss) attributable to Nabors	$(55,825)	$(48,916)	$(122,413)	$4,919
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	48	(172)	(133)	496
Pension liability amortization and adjustment	52	52	157	156
Other comprehensive income (loss), before tax	100	(120)	24	652
Income tax expense (benefit) related to items of other comprehensive income (loss)	12	12	36	36
Other comprehensive income (loss), net of tax	88	(132)	(12)	616
Comprehensive income (loss) attributable to Nabors	(55,737)	(49,048)	(122,425)	5,535
Comprehensive income (loss) attributable to noncontrolling interest	22,738	17,672	67,295	41,128
Comprehensive income (loss)	$(32,999)	$(31,376)	$(55,130)	$46,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(55,118)	$46,047
Adjustments to net income (loss):
Depreciation and amortization	477,060	484,066
Deferred income tax expense (benefit)	10,776	16,407
Impairments and other charges	15,379	5,318
Amortization of debt discount and deferred financing costs	6,757	6,393
Losses (gains) on debt buyback	14,857	(25,202)
Losses (gains) on sale of long-lived assets, net	17,109	7,980
Losses (gains) on investments, net	412	(1,089)
Share-based compensation	11,825	12,671
Foreign currency transaction losses (gains), net	21,317	21,725
Mark-to-market (gain) loss on warrants	(12,538)	(44,314)
Other	5,033	144
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(38,163)	(1,890)
Inventory	4,337	(18,305)
Other current assets	(6,900)	12,140
Other long-term assets	(1,311)	(786)
Trade accounts payable and accrued liabilities	583	(63,389)
Income taxes payable	(24,912)	(5,892)
Other long-term liabilities	(13,990)	3,917
Net cash provided by (used for) operating activities	432,513	455,941
Cash flows from investing activities:
Purchase of investments	(7,681)	(28,083)
Capital expenditures	(359,873)	(406,695)
Proceeds from sales of assets	9,667	9,677
Other	4,671	(3,873)
Net cash (used for) provided by investing activities	(353,216)	(428,974)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	550,000	250,000
Reduction in long-term debt	(1,197,024)	(296,547)
Debt issuance costs	(11,045)	(8,036)
Proceeds from revolving credit facilities	225,000	220,000
Reduction in revolving credit facilities	(225,000)	(220,000)
Payments for employee taxes on net settlement of equity awards	(2,634)	(7,079)
Dividends to common and preferred shareholders	(87)	(194)
Distributions to noncontrolling interest	(950)	(2,269)
Special purpose acquisition company redemptions by non-controlling redeemable shareholders	—	(186,933)
Sale of non-controlling interest - special purpose acquisition company	—	305,000
Other	(282)	274
Net cash (used for) provided by financing activities	(662,022)	54,216
Effect of exchange rate changes on cash and cash equivalents	(10,446)	(10,773)
Net increase (decrease) in cash and cash equivalents and restricted cash	(593,171)	70,410
Cash and cash equivalents and restricted cash, beginning of period	1,374,182	737,140
Cash and cash equivalents and restricted cash, end of period	$781,011	$807,550

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	1,057,487	451,025
Restricted cash, beginning of period	316,695	286,115
Cash and cash equivalents and restricted cash, beginning of period	$1,374,182	$737,140

Cash and cash equivalents, end of period	451,649	387,483
Restricted cash, end of period	329,362	420,067
Cash and cash equivalents and restricted cash, end of period	$781,011	$807,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated	Retained
	Common Shares		in Excess	Other	Earnings		Non-
		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of June 30, 2023	10,635	$531	$3,537,574	$(10,290)	$(1,809,414)	$(1,315,751)	$189,022	$591,672
Net income (loss)	—	—	—	—	(48,916)	—	17,672	(31,244)
Share issuance adjustment, net of tax	—	(4)	(6,196)	—	4,824	—	—	(1,376)
Other comprehensive income (loss), net of tax	—	—	—	(132)	—	—	—	(132)
IPO Warrants to SPAC public shareholders	—	—	—	—	—	—	3,426	3,426
Share-based compensation	—	—	4,350	—	—	—	—	4,350
Deemed dividends to SPAC public shareholders	—	—	—	—	(823)	—	(17,556)	(18,379)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	7,374	7,374
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(7,517)	—	—	(7,517)
Other	(1)	—	—	—	(2)	—	—	(2)
As of September 30, 2023	10,634	$527	$3,535,728	$(10,422)	$(1,861,848)	$(1,315,751)	$199,938	$548,172

As of June 30, 2024	10,711	$535	$3,543,986	$(10,932)	$(1,967,467)	$(1,315,751)	$251,229	$501,600
Net income (loss)	—	—	—	—	(55,825)	—	22,738	(33,087)
Other comprehensive income (loss), net of tax	—	—	—	88	—	—	—	88
Share-based compensation	(2)	—	4,093	—	—	—	—	4,093
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(4,746)	(4,746)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(7,363)	—	—	(7,363)
Other	—	—	—	—	(1)	—	—	(1)
As of September 30, 2024	10,709	$535	$3,548,079	$(10,844)	$(2,030,656)	$(1,315,751)	$269,221	$460,584

			Capital	Accumulated	Retained
	Common Shares		in Excess	Other	Earnings		Non-
		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of December 31, 2022	10,505	$525	$3,536,373	$(11,038)	$(1,841,153)	$(1,315,751)	$167,835	$536,791
Net income (loss)	—	—	—	—	4,919	—	41,128	46,047
Other comprehensive income (loss), net of tax	—	—	—	616	—	—	—	616
Deemed dividends to SPAC public shareholders	—	—	—	—	(8,180)	—	(17,556)	(25,736)
Share-based compensation	179	8	12,663	—	—	—	—	12,671
IPO Warrants to SPAC public shareholders	—	—	—	—	—	—	3,426	3,426
Share issuance adjustment, net of tax	—	(4)	(6,196)	—	4,824	—	—	(1,376)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	5,105	5,105
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(22,307)	—	—	(22,307)
Other	(50)	(2)	(7,112)	—	49	—	—	(7,065)
As of September 30, 2023	10,634	$527	$3,535,728	$(10,422)	$(1,861,848)	$(1,315,751)	$199,938	$548,172

As of December 31, 2023	10,556	$527	$3,538,896	$(10,832)	$(1,886,226)	$(1,315,751)	$215,396	$542,010
Net income (loss)	—	—	—	—	(122,413)	—	67,295	(55,118)
Other comprehensive income (loss), net of tax	—	—	—	(12)	—	—	—	(12)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(13,470)	(13,470)
Share-based compensation	185	9	11,825	—	—	—	—	11,834
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(21,929)	—	—	(21,929)
Other	(32)	(1)	(2,642)	—	(88)	—	—	(2,731)
As of September 30, 2024	10,709	$535	$3,548,079	$(10,844)	$(2,030,656)	$(1,315,751)	$269,221	$460,584

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

With operations in over 15 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of September 30, 2024 included:

●	289 actively marketed rigs for land-based drilling operations in the United States and various countries throughout the world; and

●	26 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

The short- and long-term implications of the military hostilities between Russia and Ukraine, which began in early 2022, remain difficult to predict. We continue to actively monitor this dynamic situation. As of September 30, 2024 and December 31, 2023, 0.8% and 0.9% of our property, plant and equipment, net was located in Russia, respectively. For the nine months ending September 30, 2024 and 2023, 0.9% and 1.2% of our operating revenues were from operations in Russia, respectively. We currently have no assets or operations in Ukraine.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) applicable to interim reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “Commission”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2023 (“2023 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly our financial position as of September 30, 2024 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the nine months ended September 30, 2024 may not be indicative of results that will be realized for the full year ending December 31, 2024.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	September 30,	December 31,
	2024	2023

	(In thousands)
Raw materials	$132,018	$144,886
Work-in-progress	7,309	2,912
Finished goods	2,537	—
	$141,864	$147,798

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

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, with each of the party’s contributions having a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests which accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying condensed consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. As of September 30, 2024 and December 31, 2023, the amount included in redeemable noncontrolling interest was $445.5 million and $423.6 million, respectively. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet. The assets and liabilities included in the condensed balance sheet below are (a) assets that can either be used to settle obligations of the VIE or be made available in the future to the equity owners through dividends, distributions or in exchange of the redeemable ownership interests (upon mutual agreement of the owners) or (b) liabilities for which creditors do not have recourse to other assets of Nabors.

The condensed balance sheet of SANAD, as included in our condensed consolidated balance sheet, is presented below.

	September 30,	December 31,
	2024	2023

	(In thousands)
Assets:
Cash and cash equivalents	$319,322	$281,329
Accounts receivable	116,794	86,461
Other current assets	14,100	12,461
Property, plant and equipment, net	728,137	646,215
Other long-term assets	19,764	25,099
Total assets	$1,198,117	$1,051,565
Liabilities:
Accounts payable	$103,515	$88,432
Accrued liabilities	20,895	10,301
Other liabilities	49,231	38,524
Total liabilities	$173,641	$137,257

Note 4 Accounts Receivable Purchase and Sales Agreements

The Company entered into an accounts receivable sales agreement (the “A/R Sales Agreement”) and an accounts receivable purchase agreement (the “A/R Purchase Agreement,” and, together with the A/R Sales Agreement, the “A/R Agreements”). As part of the A/R Agreements, the Company continuously sells designated eligible pools of receivables as they are originated by it and certain of its U.S. subsidiaries to a separate, bankruptcy-remote, special purpose entity (“SPE”) pursuant to the A/R Sales Agreement. Pursuant to the A/R Purchase Agreement, the SPE in turn sells, transfers, conveys and assigns to unaffiliated third-party financial institutions (the “Purchasers”) all the rights, title and interest in and to its pool of eligible receivables (the “Eligible Receivables”). The sale of the Eligible Receivables qualifies for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing. During the period of this program, cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. The remaining receivables held by the SPE were pledged to secure the collectability of the sold Eligible Receivables. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection. The amount of receivables pledged as collateral as of September 30, 2024 and December 31, 2023 is approximately $54.3 million and $67.0 million, respectively.

In June 2022, we entered into the Third Amendment to the A/R Purchase Agreement which extended the term of the A/R Purchase Agreement to August 13, 2024 and increased the commitments of the Purchasers under the A/R Purchase

Agreement from $150 million to $250 million. Subject to Purchaser approval, the commitments of the Purchasers may be increased to $300 million.

In April 2024, we entered into the Fourth Amendment to the A/R Purchase Agreement which, among other things, extended the term of the A/R Purchase Agreement to the earliest of (i) April 1, 2027 and (ii) the date that is ninety (90) calendar days prior to the occurrence of the maturity date under and as defined in the 2024 Credit Agreement.

The amount available for sale to the Purchasers under the A/R Purchase Agreement fluctuates over time based on the total amount of Eligible Receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of September 30, 2024, approximately $146.0 million had been sold to and as yet uncollected by the Purchasers. As of December 31, 2023, the corresponding number was approximately $145.0 million.

Note 5 Debt

Debt consisted of the following:

	September 30,	December 31,
	2024	2023

	(In thousands)
0.75% senior exchangeable notes due January 2024	$—	$155,529
5.75% senior notes due February 2025	—	474,092
7.25% senior guaranteed notes due January 2026	—	555,902
7.375% senior priority guaranteed notes due May 2027	700,000	700,000
7.50% senior guaranteed notes due January 2028	389,609	389,609
1.75% senior exchangeable notes due June 2029	250,000	250,000
9.125% senior priority guaranteed notes due January 2030	650,000	650,000
8.875% senior guaranteed notes due August 2031	550,000	—
	$2,539,609	$3,175,132
Less: current portion	—	629,621
Less: deferred financing costs	36,339	33,992
Long-term debt	$2,503,270	$2,511,519

During the nine months ended September 30, 2024, we fully redeemed the $474.1 million remaining balance of the 5.75% senior notes due February 2025 for approximately $487.0 million in cash, including principal, premium of $1.4 million and $11.5 million in accrued and unpaid interest. We also fully redeemed the $555.9 million remaining balance of the 7.25% senior guaranteed notes due January 2026 for approximately $568.3 million in cash, including principal, premium of $10.1 million and $2.4 million in accrued and unpaid interest. In connection with the redemptions, we recognized a $14.9 million loss for the nine months ended September 30, 2024 which is included in Other, net in our condensed consolidated statement of income (loss). In addition, during the nine months ended September 30, 2024, the remaining balance of the 0.75% senior exchangeable notes due January 2024 were fully redeemed.

Credit Agreement

On June 17, 2024, Nabors Delaware amended and restated its credit agreement (the “2024 Credit Agreement”). Under the 2024 Credit Agreement, the lenders have committed to provide to Nabors Delaware an aggregate principal amount of revolving loans at any time outstanding not in excess of $350.0 million, and the issuing banks have committed to provide a standalone letter of credit tranche that permits Nabors Delaware to issue reimbursement obligations under letters of credit in an aggregate principal amount at any time outstanding not in excess of $125.0 million. Letters of credit issued do not affect revolving loan capacity and vice versa. The 2024 Credit Agreement contains a $200.0 million uncommitted accordion feature that can be applied to increase the commitments under either the revolving loans or the letter of credit tranche, or both.

The Company is required to maintain an interest coverage ratio (EBITDA/interest expense) of 2.75:1.00, and a minimum guarantor value, requiring the guarantors (other than the Company) and their subsidiaries to own at least 90% of the consolidated property, plant and equipment of the Company. The facility matures on the earlier of (a) June 17, 2029 and (b) to the extent 10% or more of the respective principal amount of any of the 7.375% Senior Priority Guaranteed Notes due May 2027 or 7.50% Senior Guaranteed Notes due January 2028 or 50% or more of the principal amount of the 1.75% Senior Exchangeable Notes due June 2029 remains outstanding on the date that is 90 days prior to the applicable maturity date for such indebtedness, then such 90th day.

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

As of September 30, 2024, we had no borrowings and $51.7 million of letters of credit outstanding under our 2024 Credit Agreement. The weighted average interest rate on borrowings under the 2024 Credit Agreement at September 30, 2024 was 8.17%. In order to make any future borrowings under the 2024 Credit Agreement, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

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

Note 6 Shareholders’ Equity

Common share warrants

On May 27, 2021, the Board declared a distribution of warrants to purchase its common shares (the “Warrants”) to holders of the Company’s common shares. Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3.2 million Warrants on June 11, 2021 to shareholders of record as of June 4, 2021. As of September 30, 2024, 2.5 million Warrants remain outstanding and 1.1 million common shares have been issued as a result of exercises of Warrants.

Each Warrant represents the right to purchase one common share at an initial exercise price of $166.66667 per Warrant, subject to certain adjustments (the “Exercise Price”). Payment of the exercise price may be in cash at this time. The Exercise Price and the number of common shares issuable upon exercise are subject to anti-dilution adjustments, including for share dividends, splits, subdivisions, spin-offs, consolidations, reclassifications, combinations, noncash distributions, cash dividends (other than regular quarterly cash dividends not exceeding a permitted threshold amount), certain pro rata shares repurchases, and similar transactions, including certain issuances of common shares (or securities exercisable or convertible into or exchangeable for common shares) at a price (or having a conversion price) that is less than 95% of the market price of the common shares. The Warrants expire on June 11, 2026, but the expiration date may be accelerated at any time by the Company upon 20-days’ prior notice. The Warrants are traded on the over-the-counter market.

The Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the Warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. On September 30, 2024 and December 31, 2023, the fair value of the Warrants was approximately $13.4 million and $25.9 million, respectively. During the three and nine months ended September 30, 2024, approximately $2.9 million and $12.5 million of gain has been recognized for the change in the liability and included in Other, net in our consolidated statements of income (loss), respectively. During the three and nine months ended September 30, 2023, approximately $7.9 million of loss and $44.3 million of gain has been recognized for the change in the liability and included in Other, net in our consolidated statements of income (loss), respectively.

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

Recurring Fair Value Measurements

Our financial assets that are accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 consisted of short-term investments and restricted cash held in trust. During the nine months ended September 30, 2024, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2024 and December 31, 2023, our restricted cash held in trust was carried at fair market value and totaled $328.0 million and $315.5 million, respectively, and consisted of Level 1 measurements. Our short-term investments were primarily held at fair market value and totaled $7.7 million and $12.7 million, respectively and primarily consisted of Level 2 measurements. No material Level 3 measurements existed for our financial assets for any of the periods presented.

Our financial liabilities that are accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 consisted of the Warrants and are included in other long-term liabilities in the accompanying consolidated financial statements. As of September 30, 2024 and December 31, 2023, the Warrants were carried at fair market value using their trading price and totaled $13.4 million and $25.9 million, respectively.

Nonrecurring Fair Value Measurements

We applied fair value measurements to our nonfinancial assets and liabilities measured on a nonrecurring basis, which consist of measurements primarily related to equity method investments, other long-lived assets and assets acquired and liabilities assumed in a business combination. Based upon our review of the fair value hierarchy, the inputs used in these fair value measurements generally include Level 3 inputs but could include Level 1 and 2 inputs.

During the three months ended September 30, 2024, approximately $15.4 million was recognized as an other than temporary impairment related to our investment in Vast Renewables Limited (“Vast”). As Vast is a publicly traded company, the valuation assessment was based on the observable market trading price of Vast’s stock. During the third quarter, we determined that the fair value of our Vast investment was below carrying value for a prolonged period of time resulting in the impairment. This impairment has been included in Other, net in our consolidated statements of income (loss).

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

	September 30, 2024		December 31, 2023

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
0.75% senior exchangeable notes due January 2024	$—	$—	$155,529	$154,989
5.75% senior notes due February 2025	—	—	474,092	474,120
7.25% senior guaranteed notes due January 2026	—	—	555,902	535,328
7.375% senior priority guaranteed notes due May 2027	700,000	702,086	700,000	687,526
7.50% senior guaranteed notes due January 2028	389,609	366,642	389,609	334,090
1.75% senior exchangeable notes due June 2029	250,000	196,743	250,000	185,383
9.125% senior priority guaranteed notes due January 2030	650,000	671,268	650,000	656,871
8.875% senior guaranteed notes due August 2031	550,000	523,523	—	—
	$2,539,609	$2,460,261	$3,175,132	$3,028,307
Less: current portion	—		629,621
Less: deferred financing costs	36,339		33,992
	$2,503,270		$2,511,519

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

In March 2011, the Court of Ouargla entered a judgment of approximately $21.4 million (at September 30, 2024 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We appealed this decision again to the Supreme Court, which again overturned the appeals court’s decision. The case was moved back to the court of appeals, which, once again, reinstated the verdict, failing to abide by the Supreme Court’s ruling. Accordingly, we are appealing once more to the Supreme Court to try to get a final ruling on the matter. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $13.4 million in excess of amounts accrued.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2024	2025	2026	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$27,791	18,295	3,763	12,547	$62,396

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss), net of tax	$(33,087)	$(31,244)	$(55,118)	$46,047
Less: net (income) loss attributable to noncontrolling interest	(22,738)	(17,672)	(67,295)	(41,128)
Less: deemed dividends to SPAC public shareholders	—	(823)	—	(8,180)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(7,363)	(7,517)	(21,929)	(22,307)
Numerator for basic earnings per share:
Adjusted income (loss), net of tax - basic	$(63,188)	$(57,256)	$(144,342)	$(25,568)

Weighted-average number of shares outstanding - basic	9,213	9,148	9,199	9,168
Earnings (losses) per share:
Total Basic	$(6.86)	$(6.26)	$(15.69)	$(2.79)
DILUTED EPS:
Adjusted income (loss), net of tax - diluted	$(63,188)	$(57,256)	$(144,342)	$(25,568)

Weighted-average number of shares outstanding - diluted	9,213	9,148	9,199	9,168
Earnings (losses) per share:
Total Diluted	$(6.86)	$(6.26)	$(15.69)	$(2.79)

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

The average number of shares from options and shares related to outstanding Warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Potentially dilutive securities excluded as anti-dilutive	3,383	3,370	3,390	3,383

Additionally, for the three and nine months ended September 30, 2024, we excluded 1.2 million common shares from the computation of diluted shares related to the conversion of the 1.75% senior exchangeable notes due June 2029, because their effect would be anti-dilutive under the if-converted method, respectively.

Note 10 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	September 30,	December 31,
	2024	2023

	(In thousands)
Accrued compensation	$75,110	$58,769
Deferred revenue	32,627	29,233
Other taxes payable	38,364	41,322
Workers’ compensation liabilities	6,588	6,588
Interest payable	46,026	57,607
Litigation reserves	10,458	19,924
Other accrued liabilities	9,299	16,797
	$218,472	$230,240

Investment income (loss) includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Interest and dividend income	$11,479	$10,041	$30,265	$30,573
Gains (losses) on marketable securities	24	128	(380)	1,205
	$11,503	$10,169	$29,885	$31,778

Other, net included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Losses on sales, disposals and involuntary conversions of long-lived assets	$6,000	$7,054	$15,542	$7,982
Other than temporary impairment on securities	15,380	—	15,380	5,293
Energy transition initiatives	55	173	363	2,600
Warrant and derivative valuation	(2,944)	7,637	(12,538)	(44,578)
Litigation expenses and reserves	879	13,660	5,197	20,815
Foreign currency transaction losses	3,423	4,915	21,317	21,725
Loss (gain) on debt buyback	12,281	(103)	14,857	(25,202)
Other losses (gains)	6,534	2,210	9,677	2,761
	$41,608	$35,546	$69,795	$(8,604)

The changes in accumulated other comprehensive income (loss), by component, included the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2023	$2	$(3,767)	$(7,273)	$(11,038)
Other comprehensive income (loss) before reclassifications	—	—	496	496
Amounts reclassified from accumulated other comprehensive income (loss)	—	120	—	120
Net other comprehensive income (loss)	—	120	496	616
As of September 30, 2023	$2	$(3,647)	$(6,777)	$(10,422)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2024	$2	$(3,606)	$(7,228)	$(10,832)
Other comprehensive income (loss) before reclassifications	—	—	(133)	(133)
Amounts reclassified from accumulated other comprehensive income (loss)	—	121	—	121
Net other comprehensive income (loss)	—	121	(133)	(12)
As of September 30, 2024	$2	$(3,485)	$(7,361)	$(10,844)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
General and administrative expenses	$52	$52	$157	$156
Total income (loss) before income tax	(52)	(52)	(157)	(156)
Tax expense (benefit)	(12)	(12)	(36)	(36)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(40)	$(40)	$(121)	$(120)

Note 11 Segment Information

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Operating revenues:
U.S. Drilling	$254,773	$276,385	$786,485	$941,867
International Drilling	368,594	344,780	1,074,686	1,002,478
Drilling Solutions	79,544	72,831	238,079	224,729
Rig Technologies	45,809	61,437	145,511	183,481
Other reconciling items (1)	(16,915)	(21,459)	(44,454)	(72,375)
Total	$731,805	$733,974	$2,200,307	$2,280,180

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Adjusted operating income (loss): (2)
U.S. Drilling	$41,694	$49,582	$137,308	$210,859
International Drilling	32,182	9,862	78,330	22,226
Drilling Solutions	29,231	25,341	83,443	80,830
Rig Technologies	2,761	4,995	11,830	13,741
Total segment adjusted operating income (loss)	$105,868	$89,780	$310,911	$327,656

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss):
Net income (loss)	$(33,087)	$(31,244)	$(55,118)	$46,047
Income tax expense (benefit)	10,118	10,513	41,716	59,976
Income (loss) before income taxes	(22,969)	(20,731)	(13,402)	106,023
Investment (income) loss	(11,503)	(10,169)	(29,885)	(31,778)
Interest expense	55,350	44,042	157,222	135,347
Other, net	41,608	35,546	69,795	(8,604)
Other reconciling items (3)	43,382	41,092	127,181	126,668
Total segment adjusted operating income (loss) (2)	$105,868	$89,780	$310,911	$327,656

	September 30,	December 31,
	2024	2023

	(In thousands)
Total assets:
U.S. Drilling	$1,108,961	$1,239,765
International Drilling	2,321,729	2,227,308
Drilling Solutions	77,810	78,472
Rig Technologies	213,507	239,167
Other reconciling items (3)	831,629	1,493,253
Total	$4,553,636	$5,277,965
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	September 30, 2024
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$217,138	$—	$42,161	$20,661	$—	$279,960
U.S. Offshore Gulf of Mexico	25,510	—	1,969	—	—	27,479
Alaska	12,125	—	501	—	—	12,626
Canada	—	—	416	936	—	1,352
Middle East & Asia	—	250,740	13,321	19,067	—	283,128
Latin America	—	94,140	20,735	3,361	—	118,236
Europe, Africa & CIS	—	23,714	441	1,784	—	25,939
Eliminations & other	—	—	—	—	(16,915)	(16,915)
Total	$254,773	$368,594	$79,544	$45,809	$(16,915)	$731,805

	Nine Months Ended
	September 30, 2024
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$670,060	$—	$134,296	$66,735	$—	$871,091
U.S. Offshore Gulf of Mexico	82,555	—	7,429	—	—	89,984
Alaska	33,870	—	1,856	—	—	35,726
Canada	—	—	1,282	4,051	—	5,333
Middle East & Asia	—	751,271	37,363	57,748	—	846,382
Latin America	—	266,416	54,789	12,064	—	333,269
Europe, Africa & CIS	—	56,999	1,064	4,913	—	62,976
Eliminations & other	—	—	—	—	(44,454)	(44,454)
Total	$786,485	$1,074,686	$238,079	$145,511	$(44,454)	$2,200,307

	Three Months Ended
	September 30, 2023
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$241,900	$—	$45,646	$27,453	$—	$314,999
U.S. Offshore Gulf of Mexico	25,768	—	2,974	—	—	28,742
Alaska	8,717	—	469	—	—	9,186
Canada	—	—	467	1,526	—	1,993
Middle East & Asia	—	243,691	10,550	27,430	—	281,671
Latin America	—	86,665	11,885	3,265	—	101,815
Europe, Africa & CIS	—	14,424	840	1,763	—	17,027
Eliminations & other	—	—	—	—	(21,459)	(21,459)
Total	$276,385	$344,780	$72,831	$61,437	$(21,459)	$733,974

	Nine Months Ended
	September 30, 2023
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$820,927	$—	$148,587	$92,069	$—	$1,061,583
U.S. Offshore Gulf of Mexico	89,744	—	8,929	—	—	98,673
Alaska	31,196	—	1,450	—	—	32,646
Canada	—	—	1,137	5,539	—	6,676
Middle East & Asia	—	704,918	32,587	70,190	—	807,695
Latin America	—	251,300	30,446	7,776	—	289,522
Europe, Africa & CIS	—	46,260	1,593	7,907	—	55,760
Eliminations & other	—	—	—	—	(72,375)	(72,375)
Total	$941,867	$1,002,478	$224,729	$183,481	$(72,375)	$2,280,180

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In thousands)
As of December 31, 2023	$397,051	$8,434	$2,980	$20,295	$1,969
As of September 30, 2024	$431,925	$18,331	$6,057	$24,617	$1,918

Approximately 71% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2024, of which 53% was recognized during the nine months ended September 30, 2024, and 14% is expected to be recognized during 2025. The remaining 15% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2026 or thereafter.

Additionally, 69% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2024, of which 60% was recognized during the nine months ended September 30, 2024, and 21% is expected to be recognized during 2025. The remaining 10% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2026 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

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

The SPAC is a consolidated VIE included in the accompanying consolidated financial statements under Restricted cash held in trust and Redeemable noncontrolling interest in subsidiary. As of September 30, 2024 and December 31, 2023, the Trust Account balance and non-controlling interest subject to possible redemption was $328.0 million and $315.5 million, respectively. NETC II’s non-controlling interest subject to possible redemption is presented at full redemption value as mezzanine equity, outside of the stockholders’ equity section in the accompanying consolidated financial statements.

The following table summarizes NETC II’s effects on changes in non-controlling interest subject to possible redemption.

	2024	2023

	(In thousands)
Balance, beginning of year	$315,488	$—
Initial public offering	—	294,474
Net earnings	12,521	3,214
Nabors deemed dividends to SPAC public shareholders	—	5,583
Noncontrolling interest deemed dividends to SPAC public shareholders	—	7,993
Balance as of September 30	$328,009	$311,264

Note 14 Subsequent Event

On October 14, 2024, we and certain subsidiaries of ours entered into a merger agreement (the “Merger Agreement”) to acquire Parker Drilling Company (“Parker”), pursuant to which, upon the terms and subject to the conditions set forth therein, we will acquire Parker for 4.8 million of our common shares, subject to a collar. The precise number of shares to be issued to Parker stockholders will be determined based upon the volume weighted average price of Nabors common shares on the NYSE for the 15 trading days ending the fifth day before the closing of the merger (“Closing Price”) and, if that Closing Price is below $42.70, Parker stockholders will also receive a cash component for their shares of Parker stock.  If the volume weighted average price is above $99.62, the merger consideration will consist of the number of shares equal to $478,176,000 divided by the Closing Price.

Parker provides drilling services across global energy markets. Through its Quail Tools subsidiary, Parker is the leading rental provider of high-performance downhole tubulars in the U.S. market. Internationally, Parker provides tubular rentals and repair services, with state-of-the-art facilities located in key geographies. Parker offers differentiated, casing and tubular running services in the U.S., the Middle East, Latin America, and Asia. Its portfolio also includes a fleet of 17 drilling rigs in the U.S. and international markets, as well as Operations & Maintenance services primarily in Canada and Alaska.

The transaction is expected to close in the first quarter of 2025, subject to customary closing conditions and receipt of required regulatory approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Act.

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

You should consider the following key factors when evaluating these forward-looking statements:

●	geopolitical events, pandemics and other macro-events and their respective and collective impact on our operations as well as oil and gas markets and prices;

●	fluctuations and volatility in worldwide prices of and demand for oil and natural gas;

●	fluctuations in levels of oil and natural gas exploration and development activities;

●	fluctuations in the demand for our services;

●	competitive and technological changes and other developments in the oil and gas and oilfield services industries;

●	our ability to renew customer contracts in order to maintain competitiveness;

●	the existence of operating risks inherent in the oil and gas and oilfield services industries;

●	the possibility of the loss of one or a number of our large customers;

●	the amount and nature of our future capital expenditures and how we expect to fund our capital expenditures;

●	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems;

●	the impact of long-term indebtedness and other financial commitments on our financial and operating flexibility;

●	our access to, and the cost of, capital, including the impact of a downgrade in our credit rating, covenant restrictions, availability under our secured revolving credit facility, future issuances of debt or equity securities and the global interest rate environment;

●	our dependence on our operating subsidiaries and investments to meet our financial obligations;

●	our ability to retain skilled employees;

●	our ability to complete, and realize the expected benefits of, strategic transactions;

●	changes in tax laws and the possibility of changes in other laws and regulations;

●	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in any of the countries in which we do business;

●	global views on and the regulatory environment related to energy transition and our ability to implement our energy transition initiatives;

●	potential long-lived asset impairments;

●	the possibility of changes to U.S. trade policies and regulations including the imposition of trade embargoes, sanctions or tariffs;

●	general economic conditions, including the capital and credit markets;

●	uncertainty as to whether the conditions to closing the merger will be satisfied;

●	whether litigation relating to the merger will occur and, if so, the results of any litigation, settlements and investigations;

●	potential adverse reactions or changes to business relationships resulting from the announcement or completion of the merger;

●	our ability to retain key personnel of Nabors and Parker;

●	the diversion of management time on merger-related issues;

●	the significant costs required to complete the merger and to integrate Parker’s operations with our own;

●	our ability to successfully integrate Parker’s business with our own and to realize the expected benefits of the merger with Parker; and

●	the combined company’s ability to utilize NOLs.

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

Outlook

The demand for our services and products is a function of the level of spending by oil and gas companies for exploration, development and production activities. The level of exploration, development and production activities is to a large extent tied to the prices of oil and natural gas, which can fluctuate significantly, are highly volatile and tend to be highly sensitive to factors including supply and demand cycles and geopolitical uncertainties particularly those impacting large hydrocarbon-producing countries. Certain oil and gas companies may also intentionally limit their capital spending as they focus on generating returns to shareholders as opposed to maximizing hydrocarbon production. Additionally, there has recently been an increasing number of customer consolidations within the industry especially in the United States. In some cases, these transactions may have an impact on overall rig demand, as the acquiring company may apply criteria that results in a different level of demand for drilling rigs than the previous two companies would have had on a stand-alone basis.

Since late 2022 and continuing through the third quarter of 2024, global energy commodity markets have experienced high levels of volatility. In the U.S., operators generally reacted to these market conditions by reducing their drilling activity. Recent production actions announced by certain large international oil producers have been supportive of both oil prices and oil-focused activity broadly, especially in international markets. Natural gas prices, particularly in the United States, declined significantly through 2023 and into 2024, to levels which largely persisted through the third quarter of 2024 and which have caused operators to reduce natural gas directed activity.

In early 2023 economic sentiment was overshadowed by a pervasive concern that a global recession would take hold. The U.S. Federal Reserve’s tightening of interest rates reduced capital availability in the U.S energy market. As these higher interest rates continued, rig counts in the U.S. Lower 48 continued to decline throughout the year. More recently, the U.S. Federal Reserve reduced interest rates. The impact of that decision should become evident in the coming quarters. Despite the reduction in rig count, rig pricing discipline remained intact, generally supportive of rig dayrates and daily rig margins.

U.S. oil and gas production has proved resilient thus far in 2024 in the face of reduced drilling activity. Internationally, we generally see an expansion of production capacity as well as the widespread development of unconventional resources driving an expected increase in oilfield activity broadly across those markets.

Recent Developments

2024 Credit Agreement

On June 17, 2024, Nabors Delaware amended and restated its’ credit agreement (the “2024 Credit Agreement”). Under the 2024 Credit Agreement, the lenders have committed to provide to Nabors Delaware up to $350.0 million in revolving loans, and the issuing banks have committed to provide a standalone letter of credit tranche that permits Nabors Delaware to issue reimbursement obligations under letters of credit in an aggregate principal amount not in excess of $125.0 million. Letters of credit issued will not affect revolving loan capacity and vice versa. The 2024 Credit Agreement contains a $200.0 million uncommitted accordion feature that can be applied to increase the commitments under either the revolving loans or the letter of credit tranche, or both. The facility matures on the earlier of (a) June 17, 2029 and (b) to the extent 10% or more of the respective principal amount of any of the 7.375% Senior Priority Guaranteed Notes due May 2027 or 7.50% Senior Guaranteed Notes due January 2028 or 50% or more of the principal amount of the 1.75% Senior Exchangeable Notes due June 2029 remains outstanding on the date that is 90 days prior to the applicable maturity date for such indebtedness, then such 90th day.

8.875% Senior Guaranteed Notes due August 2031

On July 22, 2024, Nabors issued $550.0 million in aggregate principal amount of 8.875% senior guaranteed notes, which are fully and unconditionally guaranteed by Nabors and certain of Nabors’ indirect wholly-owned subsidiaries. Interest on the notes is payable on February 15 and August 15 of each year. The notes have a maturity date of August 15, 2031. Nabors used the net proceeds, along with cash on hand, to redeem all of its 7.25% senior guaranteed notes due January 2026.

Acquisition of Parker Drilling Company

On October 14, 2024, we and certain subsidiaries of ours entered into a merger agreement (the “Merger Agreement”) to acquire Parker Drilling Company (“Parker”), pursuant to which, upon the terms and subject to the conditions set forth therein, we will acquire Parker for 4.8 million of our common shares, subject to a collar. The precise number of shares to be issued to Parker stockholders will be determined based upon the volume weighted average price of Nabors common shares on the NYSE for the 15 trading days ending the fifth day before the closing of the merger (“Closing Price”) and, if that Closing Price is below $42.70, Parker stockholders will also receive a cash component for their shares of Parker stock.  If the volume weighted average price is above $99.62, the merger consideration will consist of the number of shares equal to $478,176,000 divided by the Closing Price.

Parker provides drilling services across global energy markets. Through its Quail Tools subsidiary, Parker is the leading rental provider of high-performance downhole tubulars in the U.S. market. Internationally, Parker provides tubular rentals and repair services, with state-of-the-art facilities located in key geographies. Parker offers differentiated, casing and tubular running services in the U.S., the Middle East, Latin America, and Asia. Its portfolio also includes a fleet of 17 drilling rigs in the U.S. and international markets, as well as Operations & Maintenance services primarily in Canada and Alaska.

The transaction is expected to close in the first quarter of 2025, subject to customary closing conditions and receipt of required regulatory approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Act.

Comparison of the three months ended September 30, 2024 and 2023

Operating revenues for the three months ended September 30, 2024 totaled $731.8 million, representing a decrease of $2.2 million, or 0%, compared to the three months ended September 30, 2023. For a more detailed description of operating results, see Segment Results of Operations below.

Net loss attributable to Nabors totaled $55.8 million ($6.86 per diluted share) for the three months ended September 30, 2024 compared to a net loss attributable to Nabors of $48.9 million ($6.26 per diluted share) for the three months ended September 30, 2023, or a $6.9 million increase in net loss. The increase in net loss is primarily related to higher interest expense of $11.3 million and higher other, net of $6.1 million offset by an improvement in adjusted operating income of $16.1 million for our segments from the prior year. See below for further discussion on each of these income statement items.

General and administrative expenses for the three months ended September 30, 2024 totaled $64.0 million, representing an increase of $1.8 million, or 3%, compared to the three months ended September 30, 2023. This is reflective of increases in workforce costs, general operating costs and inflationary pressures as market conditions have improved.

Depreciation and amortization expense for the three months ended September 30, 2024 was $159.2 million, representing a decrease of $2.1 million compared to the three months ended September 30, 2023. The decrease is a result of lower capital expenditures over recent years coupled with a higher amount of older assets reaching the end of their useful lives.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	September 30,
	2024	2023	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$254,773	$276,385	$(21,612)	(8)%
Adjusted operating income (loss) (1)	$41,694	$49,582	$(7,888)	(16)%
Average rigs working (2)	74.0	80.4	(6.4)	(8)%

International Drilling
Operating revenues	$368,594	$344,780	$23,814	7%
Adjusted operating income (loss) (1)	$32,182	$9,862	$22,320	226%
Average rigs working (2)	84.7	77.2	7.5	10%

Drilling Solutions
Operating revenues	$79,544	$72,831	$6,713	9%
Adjusted operating income (loss) (1)	$29,231	$25,341	$3,890	15%

Rig Technologies
Operating revenues	$45,809	$61,437	$(15,628)	(25)%
Adjusted operating income (loss) (1)	$2,761	$4,995	$(2,234)	(45)%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 11—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment decreased by $21.6 million or 8% during the three months ended September 30, 2024 compared to the corresponding prior year period primarily due to a decrease in activity as reflected by an 8% decrease in the average number of rigs working, while pricing remained stable.

International Drilling

Operating revenues for our International Drilling segment during the three months ended September 30, 2024 increased by $23.8 million or 7% compared to the corresponding prior year period. The increase is primarily attributable to a 10% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our international drilling services have increased since the prior year.

Drilling Solutions

Operating revenues for this segment increased by $6.7 million or 9% during the three months ended September 30, 2024 compared to the corresponding prior year period as an increase in demand for our international and third-party services offset a decline in results in the U.S. markets, which was driven by the reduction in drilling activity.

Rig Technologies

Operating revenues for our Rig Technologies segment decreased by $15.6 million or 25% during the three months ended September 30, 2024 compared to the corresponding prior year period due to the overall decline in activity in the U.S. as mentioned previously. Adjusted operating income was relatively flat despite the 25% drop in operating revenues, due to a change in mix of business focusing more on the higher margin product lines.

Other Financial Information

Interest expense

Interest expense for the three months ended September 30, 2024 was $55.4 million, representing an increase of $11.3 million, or 26%, compared to three months ended September 30, 2023. The increase was primarily due to an increase in our effective interest rate levels on our outstanding debt throughout the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Other, net

Other, net for the three months ended September 30, 2024 was a loss of $41.6 million compared to $35.5 million loss for the three months ended September 30, 2023 representing a $6.1 million decrease in income. During the three months ended September 30, 2024, the amount consisted of $3.4 million in foreign currency transaction losses, $6.0 million in loss on sales of assets, $15.4 million in other than temporary impairment on securities and $12.3 million of loss recognized for debt buybacks which was offset by $2.9 million of mark-to-market gains on the common share warrants. In comparison, the amount during the three months ended September 30, 2023 primarily consisted of $13.7 million from increases in litigation reserves, $7.6 million from mark-to-market losses on the common share warrants, $7.1 million in losses on sales and disposals of long-lived assets and $4.9 million in foreign currency transaction losses.

Income tax

Our worldwide tax expense for the three months ended September 30, 2024 was $10.1 million compared to $10.5 million for the three months ended September 30, 2023. The decrease in tax expense was primarily attributable to the change in amount and geographic mix of our pre-tax earnings (losses).

The Organization Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Several legal entities in the Nabors’ group have enacted Pillar 2 legislation effective January 1, 2024. The enactment of this legislation results in application of the global minimum tax to certain of our legal entities and their subsidiaries. The enactment of Pillar 2 did not have a material impact to our worldwide tax expense for the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2024 and 2023

Operating revenues for the nine months ended September 30, 2024 totaled $2.2 billion, representing a decrease of $79.9 million, or 4%, compared to the nine months ended September 30, 2023. For a more detailed description of operating results, see Segment Results of Operations below.

Net loss attributable to Nabors totaled $122.4 million ($15.69 per diluted share) for the nine months ended September 30, 2024 compared to a net income attributable to Nabors of $4.9 million ($2.79 loss per diluted share) for the nine months ended September 30, 2023, or a $127.3 million decrease in net income. The decrease in net income attributable to Nabors is partially due to a decline in U.S. activity which has resulted in a decrease of approximately $16.7 million in adjusted operating income for our segments from the prior year. In addition, interest expense increased by $21.9 million and other, net deteriorated by $78.4 million. See below for further discussion on each of these income statement items.

General and administrative expenses for the nine months ended September 30, 2024 totaled $187.9 million, representing an increase of $0.8 million compared to the nine months ended September 30, 2023. This is reflective of increases in workforce costs, general operating costs and inflationary pressures as market conditions have improved.

Depreciation and amortization expense for the nine months ended September 30, 2024 was $477.1 million, representing a decrease of $7.0 million, or 1%, compared to the nine months ended September 30, 2023. The decrease is a result of the limited capital expenditures over recent years coupled with a higher amount of older assets reaching the end of their useful lives.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Nine Months Ended
	September 30,
	2024	2023	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$786,485	$941,867	$(155,382)	(16)%
Adjusted operating income (loss) (1)	$137,308	$210,859	$(73,551)	(35)%
Average rigs working (2)	75.9	89.7	(13.8)	(15)%

International Drilling
Operating revenues	$1,074,686	$1,002,478	$72,208	7%
Adjusted operating income (loss) (1)	$78,330	$22,226	$56,104	252%
Average rigs working (2)	83.4	76.9	6.5	8%

Drilling Solutions
Operating revenues	$238,079	$224,729	$13,350	6%
Adjusted operating income (loss) (1)	$83,443	$80,830	$2,613	3%

Rig Technologies
Operating revenues	$145,511	$183,481	$(37,970)	(21)%
Adjusted operating income (loss) (1)	$11,830	$13,741	$(1,911)	(14)%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 11—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment decreased by $155.4 million or 16% during the nine months ended September 30, 2024 compared to the corresponding prior year period primarily due to a decrease in activity as reflected by a 15% decrease in the average number of rigs working, while pricing remained stable.

International Drilling

Operating revenues for our International Drilling segment during the nine months ended September 30, 2024 increased by $72.2 million or 7% compared to the corresponding prior year period. The increase is primarily attributable to an 8% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our international drilling services have increased since the prior year.

Drilling Solutions

Operating revenues for this segment increased by $13.3 million or 6% during the nine months ended September 30, 2024 compared to the corresponding prior year period in 2023 as an increase in demand for our international and third-party services offset a decline in results in the U.S. markets, which was driven by the reduction in drilling activity.

Rig Technologies

Operating revenues for our Rig Technologies segment decreased by $38.0 million or 21% during the nine months ended September 30, 2024 compared to the corresponding prior year period due to the overall decline in activity in the U.S. as mentioned previously. Adjusted operating income was relatively flat despite the 21% drop in operating revenues, due to a change in mix of business focusing more on the higher margin product lines.

Other Financial Information

Interest expense

Interest expense for the nine months ended September 30, 2024 was $157.2 million, representing an increase of $21.9 million, or 16%, compared to nine months ended September 30, 2023. The increase was primarily due to an increase in our effective interest rate levels on our outstanding debt throughout the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Other, net

Other, net for the nine months ended September 30, 2024 was a loss of $69.8 million compared to $8.6 million gain for the nine months ended September 30, 2023 representing a $78.4 million decrease in income. During the nine months ended September 30, 2024, the amount consisted of $21.3 million in foreign currency transaction losses, $15.5 million in loss on sales of assets, $5.2 million from increases in litigation reserves, $15.4 million in other than temporary impairment on securities and $14.9 million of loss recognized for debt buybacks which was offset by $12.5 million of mark-to-market gains on the common share warrants. In comparison, the amount during the nine months ended September 30, 2023 primarily consisted of $44.3 million mark-to-market gains for the common share warrants and $25.2 million related to net gains on debt buybacks offset by $21.7 million in foreign currency transaction losses, $5.3 million in other than temporary impairments on securities and $20.8 million from increases in litigation reserves.

Income tax

Our worldwide tax expense for the nine months ended September 30, 2024 was $41.7 million compared to $60.0 million for the nine months ended September 30, 2023. The decrease in tax expense was primarily attributable to the change in amount and geographic mix of our pre-tax earnings (losses).

The Organization Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Several legal entities in the Nabors’ group have enacted Pillar 2 legislation effective January 1, 2024. The enactment of this legislation results in application of the global minimum tax to certain of our legal entities and their subsidiaries. The enactment of Pillar 2 did not have a material impact to our worldwide tax expense for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under the 2024 Credit Agreement and cash generated from operations. As of September 30, 2024, we had cash and short-term investments of $459.3 million and working capital of $500.7 million. As of December 31, 2023, we had cash and short-term investments of $1.1 billion, which included proceeds from our offering of $650.0 million in aggregate principal of 9.125% senior priority guaranteed notes due 2030 that were used primarily to retire certain outstanding indebtedness during the first quarter of 2024 and working capital of $431.7 million.

On September 30, 2024, we had no borrowings and $51.7 million of letters of credit outstanding under the 2024 Credit Agreement, which has a total borrowing capacity of $350.0 million and a separate letter of credit tranche that permits us to issue letters of credit with total reimbursement obligations not to exceed $125 million. Letters of credit issued do not affect revolving loan capacity and vice versa.

The 2024 Credit Agreement requires us to maintain an interest coverage ratio (EBITDA/interest expense of 2.75:1.00) and a minimum guarantor value, requiring the guarantors (other than the Company) and their subsidiaries to own at least 90% of the consolidated property, plant and equipment of the Company. Additionally, the Company is subject to certain covenants (which are subject to certain exceptions) and include, among others, (a) a covenant restricting our ability to incur liens (subject to the additional liens basket of up to $150.0 million, among other exceptions), (b) a covenant restricting its ability to pay dividends or make other distributions with respect to its capital stock and to repurchase certain indebtedness, and (c) a covenant restricting the ability of the Company’s subsidiaries to incur debt (subject to the grower debt basket of up to $100.0 million). The facility matures on the earlier of (a) June 17, 2029 and (b) to the extent 10% or more of the respective principal amount of any of the 7.375% Senior Priority Guaranteed Notes due May 2027 or 7.50% Senior Guaranteed Notes due January 2028 or 50% or more of the principal amount of the 1.75% Senior Exchangeable Notes due June 2029 remains outstanding on the date that is 90 days prior to the applicable maturity date for such indebtedness, then such 90th day.

As of the date of this report, we were in compliance with all covenants under the 2024 Credit Agreement, including those regarding the required interest coverage ratio and minimum guarantor value, which were 4.65:1.00 and 99.77%, respectively, as of September 30, 2024. If we fail to perform our obligations under the covenants, the revolving credit commitments under the 2024 Credit Agreement could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. If necessary, we have the ability to manage our covenant compliance by taking certain actions including reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. We expect to remain in compliance with all covenants under the 2024 Credit Agreement during the twelve-month period following the date of this report based on our current operational and financial projections, including after giving effect to the Merger. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

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

We had 9 letter-of-credit facilities with various banks as of September 30, 2024. Availability under these facilities as of September 30, 2024 was as follows:

September 30,
2024
(In thousands)
Credit available	$353,667
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	125,670
Remaining availability	$227,997

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

Over the term of the facility, we entered into a number of amendments. Most recently, on April 1, 2024, we entered into the Fourth Amendment to the A/R Purchase Agreement, which among other things, extended the term of the A/R Purchase Agreement to the earliest of (i) April 1, 2027 and (ii) the date that is ninety (90) calendar days prior to the occurrence of the maturity date under and as defined in the 2024 Credit Agreement.

The amount available for purchase under the A/R Agreements fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreements is $250.0 million and the amount of receivables purchased by the third-party Purchasers as of September 30, 2024 was $146.0 million.

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

Purchase commitments outstanding at September 30, 2024 totaled approximately $269.3 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the nine months ended September 30, 2024 and 2023 below.

Operating Activities. Net cash provided by operating activities totaled $432.5 million during the nine months ended September 30, 2024, compared to net cash provided of $455.9 million during the corresponding 2023 period. Operating cash flows are our primary source of capital and liquidity. Cash from operating results (before working capital changes) was $512.9 million for the nine months ended September 30, 2024, a decrease of $17.3 million when compared to $530.1 million in the corresponding 2023 period. This was due to the decrease in activity across our business for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are also significant factors affecting operating cash flows and can be highly volatile in periods of increasing or decreasing activity levels. Changes in working capital items used $80.4 million in cash flows during the nine months ended September 30, 2024, a $6.2 million unfavorable change as compared to the $74.2 million in cash flows used by working capital in the corresponding 2023 period.

Investing Activities. Net cash used for investing activities totaled $353.2 million during the nine months ended September 30, 2024 compared to net cash used of $429.0 million during the corresponding 2023 period. Our primary use of cash for investing activities is capital expenditures for rig-related enhancements, new construction and equipment, and sustaining capital expenditures. During the nine months ended September 30, 2024 and 2023, we used cash for capital expenditures totaling $359.9 million and $406.7 million, respectively.

Financing Activities. Net cash used by financing activities totaled $662.0 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, we repaid $1.2 billion of outstanding long-term debt and received proceeds of $550.0 million from the issuance of the 8.875% Senior Guaranteed Notes due August 2031.

Net cash provided by financing activities totaled $54.2 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, we received proceeds of $250.0 million from issuance of the 1.75% Exchangeable Notes, repaid $296.5 million of outstanding long-term debt. We received proceeds of $305.0 million from the public offering of NETC II and made a distribution of $186.9 million from the Trust Account to NETC stockholders who exercised their right to redemption of their shares.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2024	2025	2026	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$27,791	18,295	3,763	12,547	$62,396

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2023 Annual Report. There were no material changes in our exposure to market risk during the nine months ended September 30, 2024 from those disclosed in our 2023 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 — Commitments and Contingencies — Litigation for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the information set forth elsewhere in this report, the risk factors set forth in Part 1, Item 1A, of our 2023 Annual Report on Form 10-K should be carefully considered when evaluating us. These risks are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business. There have been no material changes to the risk factors set forth in Part 1, Item 1A, of our 2023 Annual Report on Form 10-K other than those listed in this section.

Risk Factors Relating to the Merger

Risk Factors Relating to Changes in the Price of Nabors Common Shares

The market value of Nabors common shares could be negatively affected by risks and conditions that apply to the combined company, which may be different from the risks and conditions applicable to Nabors, and sales of Nabors’ shares in connection with merger would impact the price of our common shares.

Following the merger, shareholders of Nabors and former stockholders of Parker will own interests in a combined company operating an expanded business with more assets and a different mix of liabilities. Current shareholders of Nabors and current stockholders of Parker may not wish to continue to invest in the combined company or may wish to reduce their investment in the combined company. In addition, if, following the merger, large amounts of Nabors common shares are sold, the price of Nabors common shares could decline.

Failure to complete the merger could negatively impact the future business and financial results of Nabors.

The merger is subject to a number of conditions beyond Nabors’ and Parker’s control that may prevent, delay or otherwise materially adversely affect its completion. Such conditions include, but are not limited to, regulatory approval from the Federal Trade Commission and Department of Justice as required under the Hart-Scott-Rodino Act and certain foreign antitrust and foreign direct investment regulatory approvals. We cannot make any assurances that we will be able to satisfy all of the conditions to the merger or succeed in any litigation brought in connection with the merger. If the merger is not completed, our financial results may be adversely affected and we will be subject to several risks, including but not limited to:

●	Nabors being required to pay Parker a termination fee of $10,000,000 under certain circumstances provided in the merger agreement;
●	payment of costs relating to the merger, such as legal, accounting, financial advisor and printing fees, regardless of whether the merger is completed;
●	the focus of Nabors’ management team on the merger instead of the pursuit of other opportunities that could have been beneficial to Nabors; and
●	the potential occurrence of litigation related to any failure to complete the merger.

In addition, if the merger is not completed, Nabors may experience negative reactions from the financial markets and from its customers and employees. If the merger is not completed, Nabors cannot assure its stockholders that these risks will not materialize and will not materially and adversely affect the business, financial results and stock price of Nabors.

Completion of the merger may trigger change in control or other provisions in certain agreements to which Parker is a party.

The completion of the merger may trigger change in control or other provisions in certain agreements to which Parker is a party. If Nabors and Parker are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if Nabors and Parker are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to Parker or the combined company. The failure to negotiate a waiver, or to obtain amendments to these agreements on favorable terms, could have an adverse effect on the combined company.

Litigation relating to the merger could result in an injunction preventing the completion of the applicable transaction and/or substantial costs to us.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger, or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

Lawsuits that may be brought against us or our directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the applicable transaction. If a plaintiff is successful in obtaining an injunction prohibiting completion of the applicable transaction, that injunction may delay or prevent such transaction from being completed within the expected timeframe or at all, which may adversely affect our business, financial position and results of operations.

There can be no assurance that any of the defendants will be successful in the outcome of any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the combined company’s business, financial condition, results of operations and cash flows.

Risk Factors Relating to the Combined Company Following the Merger

The failure to integrate successfully the businesses of Nabors and Parker or to effectively managed the consolidated company post-merger could adversely affect the combined company’s future results.

The merger involves the integration of two companies that currently operate independently. The success of the merger will depend—in large part—on the ability of the combined company to realize the anticipated benefits, including expected synergies, cost savings, increased innovation and operational efficiencies, from combining the businesses of Nabors and Parker. To realize these anticipated benefits, the businesses of Nabors and Parker must be successfully integrated. This integration will be complex and time-consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company not achieving the anticipated benefits of the merger.

Potential difficulties that may be encountered in the integration process include the following:

●	preserving our and Parker’s relationships with our existing customers and vendors;
●	complexities associated with managing the larger, more complex combined business;
●	complexities associated with integrating the workforces of the two companies, including issues retaining key management personnel at both companies;
●	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the merger;
●	difficulty or inability to refinance the debt of the combined company or comply with the covenants thereof;
●	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations; and
●	the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, systems, procedures and policies.

Any of these difficulties in successfully integrating the businesses of Nabors and Parker, or any delays in the integration process, could adversely affect the combined company’s ability to achieve the anticipated benefits of the merger and could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if the combined company is able to integrate the business operations of Nabors and Parker successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, increased innovation and operational efficiencies that Nabors and Parker currently expect from this integration, that these benefits will be achieved within the anticipated time frame or that these benefits will match our current expectations. Following integration, the combined company’s future success will depend on its ability to manage its operations, which will be significantly larger than the size of either our or Parker’s existing businesses. The failure to successfully integrate the two companies, to realize the expected benefits of the merger, or to manage the consolidated company’s operations, could have an adverse effect on the consolidated company.

The combined company is expected to incur substantial expenses related to the integration of Nabors and Parker following the merger.

The combined company is expected to incur substantial expenses in connection with the integration of Nabors and Parker following the merger. There are many processes, policies, procedures, operations, technologies and systems that must be integrated, including accounting and finance, asset management, benefits, billing, drilling data solutions, health, safety and environment, human resources, maintenance, marketing, payroll and purchasing. Although Nabors and Parker have assumed that a certain level of expenses will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses could result in the combined company’s taking charges against earnings following the completion of the merger, and the amount and timing of any such charges are uncertain at present.

The combined company may not be able to utilize a portion of Nabors’ or Parker’s net operating loss carry forwards (“NOLs”) to offset future taxable income for U.S. federal tax purposes, which could adversely affect the combined company’s net income and cash flows.

As of June 30, 2024, Parker had federal income tax NOLs of approximately $347.8 million, of which $243.5 million will expire between 2035 and 2037, and $104.3 million have an indefinite life. As of September 30, 2024, Nabors had federal income tax NOLs of approximately $559.3 million, all of which have an indefinite life. Utilization of these NOLs depends on many factors, including the combined company’s future taxable income, which cannot be predicted with any accuracy. In addition, Section 382 of the Code generally imposes an annual limitation on the amount of an NOL that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). Determining the limitations under Section 382 is technical and highly complex. An ownership change generally occurs if one or more shareholders (or groups of shareholders) who are each deemed to own at least 5% of the corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. For these reasons, the combined company may not be able to realize a material portion of Parker’s NOLs, which could result in the combined company facing increased future tax liability.

The due diligence process that we undertook before entering into the Merger Agreement with Parker may not have revealed all facts that may be relevant in connection with merger.

In deciding whether to enter into the Merger Agreement, we conducted the due diligence investigation that we deemed reasonable and appropriate based on the facts and circumstances applicable to the merger with Parker. When conducting due diligence, we were required to evaluate important and complex business, financial, tax, accounting, technological, governance, legal and regulatory issues. In addition to our employees, outside consultants, legal advisors and accountants were involved in the due diligence process in varying degrees. Despite our efforts, the results of our due diligence may have not been complete and accurate or, even if complete and accurate, may have not been sufficient to identify all relevant facts, which could prevent us from realizing the anticipated benefits we expect to achieve as a result of the merger with Parker and the business and results of operations of the combined company could be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common shares to satisfy tax withholding obligations in connection with grants of share awards during the three months ended September 30, 2024 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
July 1 - July 31	1	$82.08	—	278,914
August 1 - August 31	—	$—	—	278,914
September 1 - September 30	—	$—	—	278,914

(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2016 Stock Plan. Each of the 2016 Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through September 30, 2024, we repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of September 30, 2024, we had $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of September 30, 2024, our subsidiaries held 1.2 million of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c) During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of October 14, 2024, by and among Nabors Industries Ltd., Nabors SubA Corporation, Parker Drilling Company and Värde Partners, Inc., solely in its capacity as the Stockholder Representative. (Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by the Registrant on October 15, 2024).†

2.2

Voting and Support Agreement, dated as of October 14, 2024, by and among the Supporting Stockholders and Nabors. (Incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed by the Registrant on October 15, 2024).

2.3

Form of Voting and Lock-Up Agreement, dated as of October 14, 2024, by and among certain Supporting Stockholders and Nabors. (Incorporated by reference to Exhibit 2.3 of the Current Report on Form 8-K filed by the Registrant on October 15, 2024).

2.4

Form of Voting and Lock-Up Agreement, dated as of October 14, 2024, by and among certain Supporting Stockholders and Nabors. (Incorporated by reference to Exhibit 2.4 of the Current Report on Form 8-K filed by the Registrant on October 15, 2024).

2.5

Form of Voting and Lock-Up Agreement, dated as of October 14, 2024, by and among certain Supporting Stockholders and Nabors. (Incorporated by reference to Exhibit 2.5 of the Current Report on Form 8-K filed by the Registrant on October 15, 2024).

2.6

Form of Voting and Lock-Up Agreement, dated as of October 14, 2024, by and among certain Supporting Stockholders and Nabors. (Incorporated by reference to Exhibit 2.6 of the Current Report on Form 8-K filed by the Registrant on October 15, 2024).

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

*Filed herewith.

†The schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Nabors agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.

By:	/s/ ANTHONY G. PETRELLO
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	November 1, 2024