Form 10-K
period 2024-12-31
NABORS INDUSTRIES LTD
filed 2025-02-13
CIK 1163739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the 8,994,110 common shares held by non-affiliates of the registrant outstanding as of the last business day of our most recently completed second fiscal quarter, June 30, 2024, based on the closing price of our common shares as of such date of $71.16 per share as reported on the New York Stock Exchange, was $640,020,868. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding as of February 7, 2025 was 9,603,654 excluding 1,161,283 common shares held by our subsidiaries, or 10,764,937 in the aggregate.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the definitive Proxy

Statement to be distributed in connection with our 2024 Annual General Meeting of Shareholders (Part III).

NABORS INDUSTRIES LTD.

Form 10-K Annual Report

For the Year Ended December 31, 2024

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

Factors to consider when evaluating these forward-looking statements include, but are not limited to:

●	geopolitical events, pandemics, global and regional conflicts and other macro-events and their respective and collective impact on our operations as well as oil and gas markets and prices;

●	fluctuations and volatility in worldwide prices of and demand for oil and natural gas;

●	fluctuations in levels of oil and natural gas exploration and development activities;

●	fluctuations in the demand for our services;

●	competitive and technological changes and other developments in the oil and gas and oilfield services industries;

●	our ability to renew customer contracts in order to maintain competitiveness;

●	the existence of operating risks inherent in the oil and gas and oilfield services industries;

●	the possibility of the loss of one or a number of our large customers;

●	the amount and nature of our future capital expenditures and how we expect to fund our capital expenditures;

●	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems;

●	the impact of our long-term indebtedness and other financial commitments on our financial and operating flexibility;

●	our access to, and the cost of, capital, including the impact of a downgrade in our credit rating, covenant restrictions, availability under our secured revolving credit facility, future issuances of debt or equity securities and the global interest rate environment;

●	our dependence on our operating subsidiaries and investments to meet our financial obligations;

●	our ability to retain skilled employees;

●	our ability to complete, and realize the expected benefits of, strategic transactions, such as our acquisition of Parker Drilling Company (“Parker”);

●	changes in tax laws and the possibility of changes in other laws and regulations;

●	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in any of the countries in which we do business;

●	global views on and the regulatory environment related to energy transition and our ability to implement our energy transition initiatives;

●	potential long-lived asset impairments;

●	the possibility of changes to U.S. trade policies and regulations, including the imposition of trade embargoes, sanctions or tariffs;

●	general economic conditions, including the capital and credit markets;

●	potential adverse reactions or changes to business relationships resulting from the completion of the merger with Parker;

●	our ability to retain key personnel of Nabors and Parker;

●	the significant costs required to integrate Parker’s operations with our own;

●	our ability to successfully integrate Parker’s business with our own and to realize the expected benefits of the merger with Parker, including expected synergies; and

●	the combined company’s ability to utilize NOLs.

Our business depends, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a sustained increase or decrease in the price of oil or natural gas that has a material impact on exploration, development and production activities, could also materially affect our financial position, results of operations and cash flows.

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

Overview

Nabors owns and operates one of the world’s largest land-based drilling rig fleets and is a provider of offshore platform rigs in the United States and international markets. Nabors also provides performance software, directional drilling services, tubular running services and innovative technologies for its own rig fleet and those operated by third parties. In addition, Nabors manufactures advanced drilling equipment and provides drilling rig instrumentation. Also, Nabors has a portfolio of technologies designed to drive energy efficiency and emissions reductions for both itself and third-party customers.  In today’s performance-driven environment, Nabors is well positioned to seamlessly integrate downhole hardware, surface equipment and software solutions into rig designs. Leveraging advanced drilling automation capabilities, Nabors’ highly skilled workforce continues to set new standards for operational excellence and transform the industry.

With operations in over 15 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of December 31, 2024 included:

●	285 actively marketed rigs for land-based drilling operations in the United States and multiple international markets; and

●	26 actively marketed rigs for offshore platform drilling operations in the United States and various countries throughout the world.

The following table presents our average rigs working (a measure of activity and utilization over the year) for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Average Rigs Working:
U.S. Drilling	75.1	86.3	97.2
International Drilling	83.7	77.6	74.2
Total	158.8	163.9	171.4

Average rigs working represents a measure of the number of equivalent rigs operating during a given period. For example, one rig operating 182.5 days during a 365-day period represents 0.5 average rigs working.

Our business consists of four reportable segments: U.S. Drilling, International Drilling, Drilling Solutions and Rig Technologies.

Additional information regarding the geographic markets in which we operate and our business segments can be found in Note 17—Segment Information in Part II, Item 8.—Financial Statements and Supplementary Data.

U.S. Drilling

Nabors operates one of the largest land-based drilling rig fleets in the U.S. We continue to drive innovation and integration in the industry. We are active in the major hydrocarbon basins across the Lower 48 market and Alaska as well as offshore in the Gulf of Mexico. Our marketed U.S. fleet as of December 31, 2024 consists of 158 AC (alternating current) land rigs, 9 SCR (silicon-controlled rectifier) land rigs, and 12 offshore platform rigs.

Since we introduced our first AC land rig in 2002, we have continued to develop industry-leading breakthroughs. As the industry shifted to drilling multiple wells on a single wellsite (or pad), we anticipated the demand for greater efficiencies and adaptability for batch drilling on multi-well drilling pads. As a result, we developed our PACE® drilling rigs. In 2013, we introduced our PACE®-X800 rig equipped with an advanced, multidirectional walking system that enables the rig to move efficiently between multiple wells on a pad. The rig’s ancillary equipment is fully integrated within the rig, allowing it to move easily between adjacent rows of wells. In 2016, we introduced our PACE®-M800 and PACE®-M1000 rigs, complementing our PACE®-X800 rigs. These M-series rigs are designed to move rapidly between wellsites.

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

As of December 31, 2024, our international fleet consisted of 118 land-based drilling rigs and 14 actively marketed platform rigs in the international offshore drilling markets.

Drilling Solutions

Nabors Drilling Solutions (“NDS”) offers specialized drilling technologies, such as proprietary drilling-bit steering systems and rig instrumentation software that enhance drilling performance and reliability, as well as wellbore placement.

Impactful NDS products and services include:

●	ROCKit®, a directional steering control system that increases performance while slide drilling, through drill string oscillation and precise toolface control;

●	SmartNAV™, a collaborative guidance and advisory platform that delivers automated directional drilling information and instructions to drive consistent decision making, transparency, and improved performance;

●	SmartSLIDE™, an advanced directional steering control system that automates slide drilling to consistently deliver high performance; and

●	RigCLOUD®, a digital infrastructure that integrates applications to deliver real-time insight into operations across the rig fleet.

Nabors offers a full range of tubular running services (“TRS”). TRS primarily includes casing running, tubing running and torque monitoring. Nabors also offers managed pressure drilling (“MPD”) services that expand the capabilities of rigs to drill wells in otherwise challenging formations. Our proprietary software empowers the driller to deliver these services with consistency and repeatability. We integrate our TRS and MPD into the rig, eliminating the need for third party service providers and thereby improving efficiencies and reducing costs.

Rig Technologies

Our Rig Technologies segment is primarily comprised of Canrig, which manufactures and sells top drives, catwalks, wrenches, drawworks and other drilling related equipment such as robotic systems and downhole tools, which are installed on both onshore and offshore drilling rigs. Rig Technologies also provides aftermarket sales and services for the installed base of its equipment.

NDS and Rig Technologies’ portfolio of services and capabilities are available to third-party customers both in domestic and international markets.

Our Business Strategy

Our business strategy is to build shareholder value and enhance our competitive position by:

●	leveraging our existing global infrastructure and leading operating performance to capitalize on growth opportunities;

●	enhancing our technology position and advancing drilling technology both on the rig and downhole;

●	expanding our portfolio of value-added services to our customers;

●	investing in alternative energy and carbon reduction technologies;

●	achieving superior operational and health, safety and environmental performance; and

●	achieving financial returns above our cost of capital.

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

Drilling Contracts

Our drilling contracts are typically daywork contracts. A daywork contract generally provides for a basic rate per day when drilling (the dayrate for providing a rig and crew) and for lower rates when the rig is moving between drilling locations, or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond our control. In addition, daywork contracts may provide a lump-sum fee for the mobilization and demobilization of the rig, which in most cases approximates our anticipated costs. While daywork contracts represent the bulk of our relationships, we also have footage contracts (in which the drilling contractor is paid on the basis of a rate per foot drilled) and turnkey contracts (in which the drilling contractor is paid for drilling a well to a specified depth for a fixed price). We also offer performance enhancing drilling services, performance software and equipment such as managed pressure services, directional drilling, rotary steering systems and measurement while drilling. These additional products and services are additive to our rig charges.

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

Our Customers

Our customers include major international, national and independent oil and gas companies. One customer, Saudi Aramco, accounted for approximately 31%, 26% and 26% of our consolidated operating revenues during the years ended December 31, 2024, 2023 and 2022, respectively, which operating revenues are primarily included in the results of our International Drilling reportable segment. Our contracts with Saudi Aramco are on a per rig basis. These contracts are primarily operated through SANAD, our joint venture with Saudi Aramco. See Part I, Item 1A.—Risk Factors—The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.

Human Capital

As of December 31, 2024, Nabors employed approximately 12,400 employees worldwide, approximately 8,800 of which are located outside the United States.

Diversity

Nabors values teamwork and innovation, recognizing that a diverse, inclusive workforce is critical to success. We continue to enhance our diverse work environment which welcomes all backgrounds, ethnicities, and experiences. These efforts are reflected in the below workforce composition highlights.

●	Our employees represent 86 nationalities, with minorities comprising 42% of the workforce and 36% of the management roles.
●	5% of our workforce identifies as female, with 15% of them holding management positions.
●	55% of U.S. Selling, General and Administrative (SGA) and Field Support 2024 workforce hires were racially diverse.

Talent Management

Nabors is committed to gender and ethnicity balance in its hiring practices and workplaces. By implementing strategic recruiting efforts, employee development streams and retention, we have made progress that outpaces the industry. A few notable recruiting 2024 highlights include:

●	Launched a university and vocational outreach program at eight schools, strengthening career growth opportunities;
●	The ACE (Actively Changing Energy) program’s third cohort featured 83% diverse representation, fostering skilled professionals aligned with our teamwork and innovation goals; and
●	Expanding our military recruiting program through a partnership with Recruit Military, connecting with disciplined, qualified veterans.

Our talent management team focused their efforts on employee retention across the entire organization. A few notable successes include expanding our mentoring program to foster teamwork and growth, engaged participants in employee engagement sessions to emphasizing teamwork and collaboration, and conducted leadership feedback surveys demonstrating accountability to employee needs.

Learning and Development

Nabors is dedicated to the development and training of our worldwide workforce. Training begins at onboarding, where employees receive job-specific instruction with integrated safety expectations, corporate ethics, and behaviors that create an inclusive workplace. Nabors has implemented a cloud-based Human Capital Management system across 26 countries to enhance workforce planning and operational excellence. We have also centralized the North America Training Center in Houston, Texas, providing structured, hands-on learning opportunities for field roles, advancing excellence and teamwork.

Nabors key training programs include RigLEAD which is leadership development for rig managers and superintendents to further reinforce a culture of excellence and accountability, mentor development to foster teamwork and ongoing development, and a competency assurance management system to identify skill gaps, and develop technical expertise driving excellence and innovation.

Educational Assistance

In 2009, our former Chairman and CEO, Eugene M. Isenberg, established the Isenberg Education Fund Scholarship Program to provide educational assistance to talented, high-achieving individuals who demonstrate strong academic performance, dedicated community service, and financial need. This aid is available to qualified employees and their family members. This year, 78% of the applicants met all requirements and received monetary awards for their fall semester education.

Health, Welfare and Retirement

At Nabors, employee health is a priority, with a focus on programs and initiatives designed to support physical and mental health, alongside fostering a culture of preventative care and wellness. We provide employees health and welfare benefits standard for the industry and their location of employment. U.S. employees and their families are eligible to participate in medical, dental and vision insurance, life insurance and short-term and long-term disability coverage, and health and dependent care flexible spending accounts. All U.S. full-time employees also are eligible for a 401(k) plan with a Company match.

A few notable wellness highlights include:

●	We partnered with OCD Institute of Texas to provide mental health programs for employees;
●	MD Anderson experts presented on awareness and risk management for Breast Cancer Awareness month;
●	Stress management sessions were held, with over 50 participants attending.

Workplace Health and Safety

Safety is a core value at Nabors and our commitment to fostering a strong safety culture and prioritizing the well-being of our workforce is guided by three pillars:

●	People and Leadership: We are enhancing safety awareness, leadership, and human behavior through targeted programs and initiatives, with a particular focus on key regions such as Colombia and Argentina. Our leaders maintain a "boots on the ground" presence, demonstrating their dedication to preventing Serious Injury or Fatality (SIF) events. Additionally, we actively gather feedback through surveys and direct engagement, enabling us to better understand our teams' perspectives on workplace safety and the broader safety culture.
●	Technology: Our efforts are focused on removing individuals from high-risk situations by deploying innovative solutions like our RZR system. Additionally, we leverage advanced technologies, including machine learning-based advisory tools and computer vision systems for Red Zone Management, to enhance workplace safety and operational efficiency.
●	Data-Driven Insights: By taking a holistic approach to analytics, we integrate multiple parameters to uncover meaningful insights. For example, we examine correlations between operational metrics and turnover rates to identify potential risks. By adopting new indicators, such as the Incident Severity Rate (ISR), we continuously enhance our ability to predict and mitigate major events.

Board Oversight of Human Capital Management

Our human capital management initiatives are overseen by our Board of Directors, aligning with our strategic goals and values. The Compensation Committee monitors and guides policies, programs, and initiatives related to diversity, succession planning, executive compensation, and employee benefits. Additionally, the Technology and Safety Committee oversees matters concerning employee safety, health and wellness, reinforcing our commitment to fostering a safe, supportive, and inclusive workplace.

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

Industry/Competitive Conditions

To a large degree, our businesses depend on the level of capital spending by oil and gas companies for exploration, development and production activities. The level of exploration, development and production activities is, to a large extent, tied to the prices of oil and natural gas, which can fluctuate significantly and are highly volatile. Relatedly, customers may have difficulty accessing capital markets due to poor historical returns for their investments and certain institutional investors choosing not to invest in fossil fuel industries. A decrease or prolonged decline in the price of oil or natural gas or in the exploration, development and production activities of our customers could result in a corresponding decline in the demand for our services or a reduction in dayrates and utilization, which could have a material adverse effect on our financial position, results of operations and cash flows. See Part I, Item 1A.—Risk Factors— Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability, —Our customers and thereby our business and profitability could be adversely affected by low oil prices or turmoil in the global economy, and—Our drilling contracts may in certain instances be renegotiated, suspended or terminated without an early termination payment and Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition to price, other competitive factors in the markets we serve are the overall quality of service and safety record, the technical specification and condition of equipment, the availability of skilled personnel, the ability to offer ancillary services and the environmental and technological friendliness of our products and services. Our drilling business is subject to certain additional competitive factors. For example, we believe our ability to deliver rigs with new technology and features and, in certain international markets, our experience operating in similar environments and strong customer relationships have been significant factors in the selection of Nabors for the provision of drilling services. We expect that the market for our drilling services will continue to be highly competitive. See Part I, Item 1A.—Risk Factors—We operate in a highly competitive industry with excess drilling capacity, which may adversely affect our results of operations.

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

Significant competitors in our U.S. Drilling segment include Helmerich & Payne Inc., Patterson-UTI Energy Inc., Precision Drilling Corp., and Ensign Energy Services Inc. In the U.S. Lower 48 land drilling market, we also compete with numerous smaller or regional drilling contractors. In our International segment, significant competitors with operations in multiple countries include Helmerich & Payne Inc., as well as many contractors with regional or local rig operations.

Our Rig Technologies segment competes primarily with NOV Inc., Helmerich & Payne Inc., and several smaller rig equipment suppliers. Our Drilling Solutions segment competes with services provided by NOV Inc., Pason Systems Inc., Baker Hughes Co., Halliburton Co., Schlumberger N.V., Expro Group Holdings NV, Weatherford International plc., as well as several of our drilling competitors and smaller, specialized service providers.

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

Environmental Compliance

We do not anticipate that compliance with currently applicable environmental laws and regulations and controls will significantly change our competitive position, capital spending or earnings during 2025. We believe we are in material compliance with applicable environmental laws and regulations and that the cost of such compliance is not material to our business or financial condition. For a more detailed description of the environmental laws and regulations applicable to our operations, see Part I, Item 1A.—Risk Factors—Changes to or noncompliance with laws and regulations or exposure to environmental liabilities could adversely affect our results of operations.

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

In addition, Nabors has invested in venture opportunities in several high potential markets addressing carbon reduction. Our initial investments focus on alternative energy sources such as geothermal, hydrogen, energy storage and carbon capture, including utilization and sequestration technologies and emissions monitoring. For example, Nabors Energy Transition Corp. (“NETC”) completed a business combination on December 18, 2023 with one such investment target, Vast Solar Pty. Ltd. (“Vast”), a development-stage company specializing in the design and manufacturing of concentrated solar thermal power (CSP) systems. The business combination resulted in NETC merging with and into a wholly owned subsidiary of Vast. Following the merger, Nabors now has a significant non-controlling equity investment in Vast.

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

Business and Operational Risks

●	Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability.
●	Our customers and thereby our business and profitability could be adversely affected by low oil prices or turmoil in the global economy.
●	We operate in a highly competitive industry with excess drilling capacity, which may adversely affect our results of operations.
●	We must renew customer contracts to remain competitive.
●	The nature of our operations presents inherent risks of loss, including weather-related risks, that could adversely affect our results of operations.
●	Our drilling contracts may in certain instances be renegotiated, suspended or terminated on short notice or without an early termination payment.
●	The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.
●	The profitability of our operations could be adversely affected by war, civil disturbance, terrorist activity or other political or economic instability, fluctuation in currency exchange rates and local import and export controls.
●	We rely on third-party suppliers, manufacturers and service providers to secure equipment, components and parts used in rig operations, conversions, upgrades and construction.
●	Our contracts with state-owned energy companies may expose us to greater risks than we normally assume in contracts with non-governmental customers.
●	Control of oil and natural gas reserves by state-owned oil companies may affect the demand for our services and products and create additional risks in our operations.
●	Our operating expense includes fixed costs that may not decline in proportion to decreases in rig utilization and dayrates.
●	Actions of and disputes with our joint venture partners could have a material adverse effect on the business and results of operations of our joint ventures and, in turn, our business and consolidated results of operations.
●	Failure to realize the anticipated benefits of acquisitions, divestitures, investments, joint ventures and other strategic transactions may adversely affect our business, results of operations and financial position.
●	Decisions by internet service, cloud hosting service and related providers to restrict or ban our ability to use their platforms could adversely affect our ability to promote and conduct our business and inform investors.
●	Failure to effectively and timely address the energy transition could adversely affect our business, financial condition, results of operations, cash flows and share price.
●	Our aspirations, goals and initiatives related to sustainability and emissions reduction, and our public statements and disclosures regarding them, expose us to risks.
●	We are subject to a number of uncertainties during the timeframe when Nabors Energy Transition Corporation II (NETC II) pursues a business combination, which could adversely affect our business, financial condition, results of operations, cash flows and share price.

Financial Risks

●	We may record additional losses or impairment charges related to sold or idle drilling rigs and other assets.
●	Our financial and operating flexibility could be affected by our long-term debt and other financial commitments.
●	Volatility in prices of goods and services and interest rates could expose us to risks in managing our operating and capital costs.
●	Our ability to access capital markets could be limited.
●	A downgrade in our credit rating could negatively affect our cost of capital and our ability to access capital markets or other financing sources.

Technology Risks

●	New technologies may cause our drilling methods and equipment to become less competitive, and it may become necessary to incur higher levels of operating and capital expenditures in order to keep pace with the disruptive trends in the drilling industry. Growth through building of new drilling rigs and improvement of existing rigs is not assured.
●	Limitations on our ability to obtain, maintain, protect or enforce our intellectual property rights, including our trade secrets, could cause a loss in revenues and any competitive advantage we hold.
●	Technology disputes could negatively affect our operations or increase our costs.
●	Improvements in or new discoveries of alternative energy technologies could have a material adverse effect on our financial condition and results of operations.

Legal and Regulatory Risks

●	Our international business exposes us to additional risks, including risks related to geopolitical and economic factors, international laws and regulations, and compliance obligations and risks under the Foreign Corrupt Practices Act and other applicable anti-corruption laws. Violations of these laws could have a negative effect on our business.
●	Changes to or noncompliance with laws and regulations regarding environmental matters or exposure to environmental liabilities could adversely affect our results of operations.
●	The physical effects of climate change and the regulation of greenhouse gas emissions could have a negative effect on our business.
●	We are subject to complex and evolving laws and regulations regarding data privacy and security.
●	Legal proceedings and governmental investigations could affect our financial condition and results of operations.
●	Our business may be affected by changes in applicable sanctions or export controls laws and regulations, including those targeting Russia. Similarly, significant changes or developments in U.S. laws or policies, including changes in U.S. trade policies and tariffs and the reaction of other countries thereto, may have a material adverse effect on our business and financial statements.
●	We may be subject to changes in tax laws and have additional tax liabilities.
●	The Company’s ability to use its net operating loss carryforwards, and possibly other tax attributes, to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including future transactions involving the sale or issuance of Company equity securities, or if taxable income does not reach sufficient levels.

Share Capital and Corporate Structure Risks

●	Significant issuances of common shares could adversely affect the market price of our common shares.
●	Our common share price has been and may continue to be volatile.
●	Provisions in our organizational documents may be insufficient to thwart a coercive hostile takeover attempt; conversely, provisions in our organizational documents and in our outstanding debt and Saudi joint venture documents may deter a change of control transaction and decrease the likelihood of a shareholder receiving a change of control premium.
●	As a holding company, we depend on our operating subsidiaries and investments to meet our financial obligations.

Risks Related to Our Merger with Parker Drilling Company

●	Uncertainty as to whether the conditions to closing the merger with Parker Drilling Company will be satisfied.
●	The diversion of management time on merger-related issues.
●	The significant costs required to complete the merger and to integrate Parker’s operations with our own.
●	Our ability to successfully integrate Parker’s business with our own and to realize the expected benefits of the merger with Parker.

General Risks

●	Investor sentiment and public perception related to the fossil fuels industry and to ESG initiatives could affect the demand for our services, our costs of capital, our reporting requirements and our operations, which could negatively affect our stock price.
●	Our business, results of operations and financial condition have been and may continue to be adversely affected by global public health epidemics, including the strain of coronavirus known as COVID-19, and future adverse effects could be material and difficult to predict.
●	Our business is subject to cybersecurity risks.
●	The loss of key executives or inability to attract and retain experienced technical professionals and talented personnel could reduce our competitiveness and harm prospects for future success.
●	Unionization efforts and labor regulations in certain countries in which we operate could materially increase our costs or limit our flexibility.

For a more complete discussion of the risks facing our business, see below.

Business and Operational Risks

Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability.

Our operations, demand for our services, and the rates we are able to charge for such services depend on the level of spending by oil and gas companies for exploration, development and production activities. Both short-term and long-term trends in oil and natural gas prices affect these activity levels. Oil and natural gas prices, as well as the level of drilling, exploration and production activity, have been highly volatile for several years and are expected to continue to be volatile for the foreseeable future. Declines in oil prices are primarily caused by, among other things, an excess of supply of crude oil in relation to demand, in addition to significant shocks to regional and global economies such as pandemics and regional and global conflicts, especially in significant oil-producing regions around the world. Worldwide military, political, public health, and economic events, including initiatives by the Organization of Petroleum Exporting Countries (“OPEC”) and OPEC+, uncertainty in capital and commodities markets, and the ability of oil and natural gas producers to access capital, and the extent to which they are willing or able to deploy capital, affect both the supply of and demand for oil and natural gas. In addition, weather conditions, governmental regulation (both in the United States and elsewhere) related to the development/production and use of oil and natural gas, levels of consumer demand for oil and natural gas, general and global economic conditions, oil and gas production levels by non-OPEC countries, decisions by oil and gas producers to continue producing oil and gas despite excess supply, the availability and demand for drilling equipment and pipeline capacity, availability and pricing of alternative energy sources, as well as governmental programs that incentivize the use of alternative energy, public perception and, more importantly institutional investors’ perceptions, of fossil fuel use and other factors beyond our control may also affect the supply of and demand for oil and natural gas, and thereby affect the price of oil and natural gas.

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

Our customers and thereby our business and profitability could be adversely affected by low oil prices or turmoil in the global economy.

Changes in general economic and political conditions may negatively affect our business, financial condition, results of operations and cash flows. As a result of the volatility of oil and natural gas prices, we are unable to fully predict the level of exploration, drilling and production activities of our customers and whether our customers or suppliers will be able to sustain their operations and fulfill their commitments and obligations. If oil prices decrease or global economic conditions deteriorate, there could be a material adverse effect on the liquidity and operations of our customers, vendors and other worldwide business partners, which in turn could have a material effect on our utilization, dayrates, results of operations and liquidity. Furthermore, these conditions may result in certain of our customers being unable to pay vendors, including us. In addition, we may experience difficulties forecasting future capital expenditures by our customers, which in turn could lead to either over capacity in deployable assets or, in the event of further recovery in oil prices and the worldwide economy, under capacity, either of which could adversely affect our operations. There can be no assurance that the global economic environment will not deteriorate in the future due to one or more factors.

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

Our operations are subject to many hazards inherent in the drilling industry, including environmental pollution, blowouts, cratering, explosions, fires, loss of well control, loss of or damage to the wellbore or underground reservoir, damaged or lost drilling equipment and damage or loss from inclement weather or natural disasters, whether or not climate related. Any of these hazards could result in personal injury or death, damage to or destruction of equipment and facilities, suspension of operations, environmental and natural resources damage, reputational harm and damage to the property of others. Our offshore operations involve the additional hazards of marine operations including pollution of coastal waters, damage to wildlife and natural habitats, capsizing, grounding, collision, damage from hurricanes and heavy weather or sea conditions, such as sea level rise, coastal storm surge, inland flooding, and unsound ocean bottom conditions.

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

During periods of depressed market conditions, we may be subject to an increased risk of our customers, including government-controlled entities, seeking to renegotiate, repudiate or terminate their contracts and/or to otherwise exert commercial influence to our disadvantage. Downturns in the oil price environment may result in downward pricing pressure and decreased demand for our drilling services with existing customers, renegotiations of pricing and other terms in our drilling contracts with certain customers and early termination of contracts by others. Our customers’ ability to perform their obligations under the contracts, including their ability to pay us or fulfill their indemnity obligations, may also be affected by an economic or industry downturn or other adverse conditions in the oil and gas industry. If we were to sustain a loss and our customers were unable to honor their indemnification or payment obligations, it could adversely affect our liquidity. If our customers cancel some of our contracts, and we are unable to secure new contracts on a timely basis or on substantially similar terms, or if contracts are suspended for an extended period of time with or without adequate compensation or renegotiated with pricing or other terms less favorable to us, it could adversely affect our financial condition and results of operations.

The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.

In 2024, 2023 and 2022, we received approximately 43%, 37% and 36%, respectively, of our consolidated operating revenues from our three largest contract drilling customers (including their affiliates), with our largest customer and partner in our SANAD joint venture, Saudi Aramco, representing 31%, 26% and 26% of our consolidated operating revenues, respectively, for these periods. Replacing significant customers is difficult, and it is unlikely we would be able to replace such a loss in revenue from a single or a few larger customers, especially Saudi Aramco. The loss of one or more of our larger customers would have a material adverse effect on our business, financial condition, results of operations and ability to meet our obligations. In addition, if a significant customer experiences liquidity constraints or other financial difficulties it may be unable to make required payments to us or seek to renegotiate contracts, which could adversely affect our liquidity and profitability. Financial difficulties experienced by customers could also adversely affect our utilization rates in the affected market and may cause our counterparties to seek modifications to our contracts with them. Furthermore, potential consolidation among oil and natural gas exploration and production companies may reduce the number of available customers.

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

The initiation of conflicts in certain regions or by certain agitators, including, but not limited to, the invasion of Ukraine by Russia or the conflicts in the Middle East and around the Red Sea, can have an adverse effect on us should they become more intense or widespread. In addition, conflicts have led to and could lead to the imposition of sanctions that could limit our ability to operate in certain regions. See, for example, “—Our business may be affected by changes in applicable sanctions or export controls laws and regulations, including those targeting Russia.”

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

Additionally, our suppliers, manufacturers, and service providers could be negatively affected by changes in industry conditions or global economic conditions. If certain of our suppliers, manufacturers or service providers were to curtail or discontinue their business as a result of such conditions, it could result in a reduction or interruption in supplies or equipment available to us or a significant increase in the price of such supplies and equipment, which could adversely affect our business, financial condition and results of operations. In addition, issues with the global supply chain whether caused by the regional pandemics, conflicts or other events, incidents or other reasons could make it more difficult for our suppliers to meet our requirements in a timely manner, if at all, which could ultimately result in an adverse effect on our operations.

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

Much of the world’s oil and natural gas reserves are controlled by NOCs, which may require their contractors to meet local content requirements or other local standards, such as conducting our operations through joint ventures with local partners, that could be difficult or undesirable for us to meet. The failure to meet the local content requirements and other local standards may adversely affect our operations in those countries. In addition, while we do not control the actions of our joint venture partners, their actions could have an effect on our investment in the joint ventures and more generally our overall reputation. In addition, our ability to work with NOCs is subject to our ability to negotiate and agree upon acceptable contract terms.

Our operating expense includes fixed costs that may not decline in proportion to decreases in rig utilization and dayrates.

Our operating expense includes all direct and indirect costs associated with the operation, maintenance and support of our drilling and related equipment, many of which are not affected by changes in dayrates and some of which are not affected by utilization. During periods of reduced revenues or activity, certain of our fixed costs (such as depreciation) may not decline and often we may incur additional costs. This risk could be exacerbated as a result of the Parker acquisition. During times of reduced utilization, reductions in costs may not be immediate as we may not be able to fully reduce the cost of our support operations in a particular geographic region due to the need to support the remaining drilling rigs in that region. Accordingly, a decline in revenues due to lower dayrates or utilization may not be offset by a corresponding decrease in drilling services and solutions expense, which could have a material adverse effect on our business, financial condition and results of operations.

Actions of and disputes with our joint venture partners could have a material adverse effect on the business and results of operations of our joint ventures and, in turn, our business and consolidated results of operations.

We conduct some operations through joint ventures, from which we derived 28% of our operating revenue during 2024. As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions, the joint venture operating in a manner that is contrary to our preference or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any non-performance, default, or bankruptcy of our joint venture partners. Certain of these actions could have adverse consequences for us, legal or regulators issues in the region or reputational harm, including our attractiveness as a partner in other regions. These factors could have a material adverse effect on the business and results of operations of our joint ventures and, in turn, our business and consolidated results of operations.

Failure to realize the anticipated benefits of acquisitions, divestitures, investments, joint ventures and other strategic transactions may adversely affect our business, results of operations and financial position.

We undertake from time-to-time acquisitions, divestitures, investments, joint ventures, alliances and other strategic transactions that we expect to further our business objectives. The anticipated benefits of acquisitions, divestitures, investments, joint ventures and other strategic transactions may not be fully realized, or may be realized more slowly than expected, and may result in operational and financial consequences, including, but not limited to, the loss of key customers, suppliers or employees, or the disposition of certain assets or operations, which may have an adverse effect on our business, financial condition and results of operations. See “Risks Related to Our Merger with Parker Drilling Company—The failure to integrate successfully the businesses of Nabors and Parker or to effectively managed the consolidated company post-Merger could adversely affect the combined company’s future results.”

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

If NETC II is unable to consummate a suitable business transaction during the prescribed time period set forth in the terms of the initial public offering, we may experience negative reactions from the financial markets and from our shareholders. In addition, in the event that NETC II is able to find a suitable business combination, or if the business combination is unsuccessful, there is no assurance that we will realize the anticipated value from such transaction. There can be no assurance that NETC II will be able to consummate a merger with an appropriate business and, if so, of the success of the combined company after such a transaction.

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

Similar considerations exist with respect to our non-controlled equity investments. For example, our prior SPAC, Nabors Energy Transition Corporation, consummated a merger with Vast Renewables Limited, an Australian development-stage company specializing in the design and manufacturing of concentrated solar thermal power (CSP) systems, which, upon completion of the merger, was listed on Nasdaq. Despite the successful listing, we recognized a $15.4 million impairment as Vast’s fair value was below carrying value.

Our financial and operating flexibility could be affected by our long-term debt and other financial commitments.

The 2024 Credit Agreement (as defined) is secured with a first lien security interest on all land drilling rigs and related equipment, spare parts and inventory in the contiguous United States. As of December 31, 2024, we had no borrowings under this facility. Under the facility, we are required to maintain an “interest coverage ratio” of no less than 2.75:1.00. We are also required to maintain a “minimum guarantor value” of no less than 90% at all times. The interest coverage ratio is defined to mean the ratio of (i) EBITDA for the latest four fiscal quarters for which financial statements are required to have been delivered to (ii) the interest expense for the latest four fiscal quarters for which financial statements are required to have been delivered. The minimum guarantor value is defined to mean the percentage of book value of, minus depreciation and amortization on, property, plant and equipment owned by Nabors and its subsidiaries, that is directly or indirectly owned by the guarantors of the 2024 Credit Agreement (other than Nabors) and their wholly owned subsidiaries. The interest coverage ratio and the minimum guarantor value requirement are not measures of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies. The 2024 Credit Agreement also carries negative covenants customary for such a facility. The maintenance and negative covenants in the 2024 Credit Agreement could limit our operational and financial flexibility.

As of December 31, 2024, our consolidated total outstanding indebtedness was $2.5 billion. We also have various financial commitments, such as leases, contracts and purchase commitments. Our ability to service our debt and other financial obligations depends in large part upon the level of cash flows generated by our operating subsidiaries’ operations, our ability to monetize and/or divest non-core assets, availability under the 2024 Credit Agreement and our ability to access the capital markets and/or other sources of financing. Our amount of indebtedness may make it more difficult to borrow funds in the future. In addition, if we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or reduce funding in the future for working capital, capital expenditures and general corporate purposes, any of which could negatively affect our stock price or financial condition.

Volatility in prices of goods and services and interest rates could expose us to risks in managing our operating and capital costs.

Throughout 2022 and 2023, in an effort to combat inflation, central banks throughout the world have raised, and may further raise, interest rates in response to concerns about inflation. While the global inflation rate stabilized in 2023 and 2024 and, in some cased, declined and inflationary pressures eased in 2024, we cannot be sure that this trend will continue. Many factors could jeopardize efforts to stem inflationary pressures in the United States and other jurisdictions where we operate, and such factors could ultimately lead to further inflationary pressures on foreign goods. We expect these inflationary pressures to continue to impact our margins and more generally, our business in 2025.

As a result, the interest rates on our borrowings we are charged may be significantly higher than our interest rates in prior years, which increases our cost to operate our business. For example, the Federal Reserve raised interest rates, with total increases of 450 basis points from March 2022 through early 2024. Beginning in the second half of 2024, as inflation decreased, the Federal Reserve decreased interest rates by 75 basis points, although it has indicated that it is unlikely such rate cuts will continue in 2025. There can be no assurances that the Federal Reserve will continue to decrease interest rates or that it will maintain current interest rates.

Our 2024 Credit Agreement bears interest at a floating rate. Consequently, to the extent we have borrowings outstanding under the facility, the borrowings will bear interest at increased rates compared to our historical rates. Furthermore, any refinancing of our debt could be at higher interest rates and may require make-whole payments and compliance with onerous covenants, which could further restrict our business operations.

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

From time to time, we may need to access capital markets to obtain long-term and short-term financing. However, our ability to access capital markets could be limited or adversely affected by, among other things, oil and gas prices, our existing capital structure, our credit ratings, interest rates and the health or market perceptions of the drilling and overall oil and gas industry, regulatory uncertainty, and the global economy. In addition, many of the factors that affect our ability to access capital markets, including the liquidity of the overall capital markets and the state of the economy or the oil and gas industry, among others, are outside of our control. There have also been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities as well as pressuring lenders and other financial services companies to limit or curtail activities with companies engaged in the extraction of fossil fuel reserves, which, if successful, could limit our ability to access capital markets. No assurance can be given that we will be able to access capital markets on terms acceptable to us when required to do so, which could adversely affect our business, financial condition and results of operations.

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

Although a component of our strategy is to develop and use advanced oil and natural gas drilling technology, changes in technology or improvements on existing technology by competitors could make our equipment less competitive. There can be no assurance that we will:

●	have sufficient capital resources to improve existing rigs or build new, technologically advanced drilling rigs;

●	avoid cost overruns inherent in large fabrication projects resulting from numerous factors such as shortages or unscheduled delays in delivery of equipment or materials, inadequate levels of skilled labor, unanticipated increases in costs of equipment, materials and labor, design and engineering problems, and financial or other difficulties;

●	successfully deploy idle, stacked, new or upgraded drilling rigs;

●	effectively manage the size or growth of our organization and drilling fleet;

●	develop competitive technologies or choose the right technologies to develop;

●	invest in the right technologies;

●	maintain crews necessary to operate existing or additional drilling rigs; or

●	successfully improve our financial condition, results of operations, business or prospects as a result of improving existing drilling rigs or building new drilling rigs with updated technology.

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

We presently maintain insurance coverage to protect against some types of cybersecurity risks; however there can be no assurance that it will be sufficient in scope or amount to cover any particular losses we may experience as a result of such cyberattacks. Any breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems or loss, disclosure or misappropriation of our business information or other unintended consequences. Such cyber incidents could have a material adverse effect on our business, financial condition and results of operations.

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

Failure by us, our employees, affiliates, partners or others with whom we work to comply with applicable laws and regulations could result in administrative, civil, commercial or criminal liabilities, including suspension or debarment from government contracts or suspension of export/import privileges. Any such penalty could have a material adverse effect on our reputation, our ability to compete for other contracts and our financial position, results of operations or cash flows.

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

Changes in environmental laws and regulations may also negatively affect the operations of oil and natural gas exploration and production companies, which in turn could have an adverse effect on us. Future or more stringent federal or state regulation could dramatically increase operating costs for oil and natural gas companies, curtail production and demand for oil and natural gas in areas of the world where our customers operate, and reduce the market for our services by making wells or oilfields uneconomical to operate, which may in turn adversely affect results of operations.

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

The U.S. Environmental Protection Agency (the “EPA”) has published findings that GHG emissions present an endangerment to public health and the environment. The EPA has also issued rules requiring monitoring and reporting of GHG emissions from the oil and natural gas sector, including onshore and offshore production activities. In November 2021, the EPA proposed new rules aimed at sharply reducing methane and other emissions from new and existing sources in the oil and gas industry. The Bureau of Land Management also issued a rule in November 2016 requiring reductions in methane emissions from venting, flaring, and leaking activities on public lands. Furthermore in 2024, the SEC adopted expansive new reporting requirements, requiring registrants to detail the impact of their operations on the environment. While this regulation has been voluntarily stayed by the SEC pending judicial review, there can be no assurance that we will not be subject to this regulation, or other climate regulation promulgated by another federal agency in the future.

The Paris Agreement requires set GHG emission reduction goals every five years beginning in 2020. Stronger GHG emission targets were set at the Conference of Parties in Glasgow (“COP 26”) in November 2021 and were reaffirmed at the Conference of Parties in Dubai (“COP 28”) in December 2023 and the Conference of Parties in Baku (“COP 29”) in November 2024. The United States’s frequent withdrawal and rejoining of the Paris Agreement in recent years has created uncertainty around the evolution of the Unites States’ regulatory regime with regards to regulating GHGs and climate change issues, making it increasing difficult to plan for future developments.

It is not possible to predict the timing and effect of climate change or whether additional GHG regulations will be adopted. However, more aggressive efforts by governments and non-governmental organizations to reduce GHG emissions, and related regulations could result in increased compliance costs, additional operating restrictions or affect the demand for our customers’ products and, accordingly, our services.

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

Governments around the world have implemented, and continue to implement, laws and regulations regarding data privacy and security, including with respect to the protection and processing of personal data. These laws and regulations vary from jurisdiction to jurisdiction, and we are obligated to comply in all jurisdictions in which we conduct business. Failure to comply with these laws and regulations could subject us to significant liability, including fines, penalties, and potential criminal sanctions. Including, for example, the European Union’s General Data Protection Regulation (“EU GDPR”). Entities in violation of the EU GDPR can face litigation regarding the processing of personal data brought by data subjects or consumer protection organizations, which can lead to corrective actions including fines and prohibitions on data processing. Similar statutes have been passed in a variety of states in the United States, in particular, in California.

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

Our business may be affected by changes in applicable sanctions or export controls laws and regulations, including those targeting Russia. Similarly, significant changes or developments in U.S. laws or policies, including changes in U.S. trade policies and tariffs and the reaction of other countries thereto, may have a material adverse effect on our business and financial statements.

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

Significant changes or developments in U.S. laws and policies, such as laws and policies surrounding international trade, foreign affairs, manufacturing and development and investment in the territories and countries where we, our customers or suppliers operate, can materially adversely affect our business and financial statements. The adoption or expansion of tariffs in the future, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies may have a material adverse effect on our supply chain and access to equipment, our costs and profit margins. This could cause our business and financial results to suffer.

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

The Organization Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025. Pillar 2 did not have a material impact on our consolidated financial statements for the year ended December 31, 2024.

On December 18, 2023, Bermuda enacted a 15% corporate income tax regime (the “Bermuda CIT”) that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025. As a result of the Bermuda CIT, the Company’s exemption from Bermuda corporate income taxes will cease in 2025. With the enactment of the Bermuda CIT in 2023, the Company underwent an analysis to determine the tax impacts to its consolidated financial statements. Bermuda CIT allows for a beginning net operating loss balance related to the five years preceding the effective date of Bermuda CIT. As of December 31, 2024, we have recorded a deferred tax asset of $206.9 million for the Bermuda net operating losses generated from 2020 through 2024 with an offsetting valuation allowance of $206.9 million.

The Company’s ability to use its net operating loss carryforwards, and possibly other tax attributes, to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including future transactions involving the sale or issuance of Company equity securities, or if taxable income does not reach sufficient levels.

As of December 31, 2024, the Company reported consolidated federal net operating loss (“NOL”) carryforwards of approximately $599.5 million and certain other favorable federal income tax attributes. The Company’s ability to use its NOL carryforwards and certain other attributes may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). An ownership change generally occurs if there is a more than 50 percentage point increase in the aggregate equity ownership of the Company by one or more “5 percent shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any testing period, which is generally the three-year period preceding any potential ownership change, measured against their lowest percentage ownership at any time during such period.

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

As of February 7, 2025, we had 32,000,000 authorized common shares, of which 10,764,937 shares were outstanding and entitled to vote, including 1,161,283 common shares held by our subsidiaries. In addition, 489,629 common shares were reserved for issuance pursuant to stock option and employee benefit plans, 3,937,641 shares are reserved for issuance upon exercise of outstanding warrants and 1,441,075 shares were reserved for issuance under the 1.75% senior exchangeable notes due 2029. The sale, or availability for sale, of substantial amounts of our common shares in the public market, whether directly by us or resulting from the exercise of options or warrants (and, where applicable, sales pursuant to Rule 144 under the Securities Act) or the exchange of our 1.75% Exchangeable Notes due 2029, would be dilutive to existing shareholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

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

During 2024, our stock price on the NYSE ranged from a high of $105.96 per common share to a low of $50.15 per common share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our common shares in the future.

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

Risks Related to Our Merger with Parker Drilling Company

The market value of Nabors common shares could be negatively affected by risks and conditions that apply to the combined company, which may be different from the risks and conditions applicable to Nabors, and sales of Nabors’ shares in connection with Merger would impact the price of our common shares.

Following the merger with Parker Drilling Company (the “Merger”), shareholders of Nabors and former stockholders of Parker will own interests in a combined company operating an expanded business with more assets and a different mix of liabilities. Current shareholders of Nabors and current stockholders of Parker may not wish to continue to invest in the combined company or may wish to reduce their investment in the combined company. In addition, if, following the Merger, large amounts of Nabors common shares are sold, the price of Nabors common shares could decline.

Failure to complete the Merger could negatively impact the future business and financial results of Nabors.

The Merger is subject to a number of conditions beyond Nabors’ and Parker’s control that may prevent, delay or otherwise materially adversely affect its completion. Such conditions include, but are not limited to certain foreign antitrust and foreign direct investment regulatory approvals. We cannot make any assurances that we will be able to satisfy all of the conditions to the Merger or succeed in any litigation brought in connection with the Merger. If the Merger is not completed, our financial results may be adversely affected and we will be subject to several risks, including but not limited to:

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

Lawsuits that may be brought against us or our directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the applicable transaction, that injunction may delay or prevent such transaction from being completed within the expected timeframe or at all, which may adversely affect our business, financial position and results of operations.

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

The Merger involves the integration of two companies that currently operate independently. The success of the Merger will depend-in large part-on the ability of the combined company to realize the anticipated benefits, including expected synergies, cost savings, increased innovation and operational efficiencies, from combining the businesses of Nabors and Parker. To realize these anticipated benefits, the businesses of Nabors and Parker must be successfully integrated. This integration will be complex and time-consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company not achieving the anticipated benefits of the Merger.

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

The synergies attributable to the mergers may vary from expectations.

We may fail to realize the anticipated benefits and synergies expected from the merger with Parker, which could adversely affect our business, financial condition and operating results. The success of the merger will depend, in significant part, on our ability to successfully integrate the acquired business and realize the anticipated strategic benefits and synergies from the combination. The anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If the combined company is not able to achieve these objectives and realize the anticipated benefits and synergies expected from the mergers within the anticipated timing or at all, the combined company’s business, financial condition and operating results may be adversely affected.

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

As of December 31, 2024, Parker had federal income tax NOLs of approximately $312.6 million, of which $243.0 million will expire between 2035 and 2037, and $69.6 million have an indefinite life. As of December 31, 2024, Nabors had federal income tax NOLs of approximately $599.5 million, all of which have an indefinite life. Utilization of these NOLs depends on many factors, including the combined company’s future taxable income, which cannot be predicted with any accuracy. In addition, Section 382 of the Code generally imposes an annual limitation on the amount of an NOL that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). Determining the limitations under Section 382 is technical and highly complex. An ownership change generally occurs if one or more shareholders (or groups of shareholders) who are each deemed to own at least 5% of the corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. For these reasons, the combined company may not be able to realize a material portion of Parker’s NOLs, which could result in the combined company facing increased future tax liability.

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

Our business, results of operations and financial condition have been and may continue to be adversely affected by global public health epidemics and future adverse effects could be material and difficult to predict.

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

Unionization efforts and labor regulations in certain countries in which we operate could materially increase our costs or limit our flexibility.

Certain of our international employees are unionized, and efforts may be made from time to time to unionize other portions of our workforce. We may in the future be subject to strikes or work stoppages and other labor disruptions in connection with unionization efforts or renegotiation of existing contracts with unions representing our international employees. Union expansion, if successful, new collective bargaining agreements or work stoppages could materially increase our labor costs, reduce our revenues or limit our operational flexibility. Further, our responses to any union organizing efforts could negatively impact our reputation and have adverse effects on our business, financial condition and results of operations.

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

The Board’s active engagement in the oversight of our cybersecurity program includes:

1.	Our Enterprise Risk Management Committee receives reports on the Company’s cybersecurity program and developments from our Vice President of Information Technology. Our Enterprise Risk Management Committee and our Vice President of Information Technology report to the Company’s Board of Directors at each of the regularly scheduled quarterly meetings. These reports include analyses of recent cybersecurity threats and incidents across the industry, as well as a review of our own security controls, assessments and program maturity, and risk mitigation status;

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

Our Vice President of Information Technology, reporting to our Chief Administrative Officer, has principal responsibility for assessing and managing cybersecurity risks and threats, implementing the systems necessary to address such risks and threats and preparing updates for the Risk Oversight Committee and the Board of Directors. Our Vice President of Information Technology has over 20 years of experience in the cybersecurity field, including with implementing advanced cybersecurity and risk management strategies, audits, compliance with regulatory requirements and applying various security frameworks such as ISO 27001 and NIST. Our Senior Director of Cybersecurity Governance reports to our Vice President of Information Technology and is responsible for the operation of our cybersecurity program and management of our cybersecurity team. Our Senior Director of Cybersecurity Governance has over 15 years of experience in the cybersecurity field including experience with risk assessments, implementing of industry-leading security tools, conducting security reviews of system implementations and cyber risk management strategies.

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

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition, and we do not believe that such risks are reasonably likely to have such an effect over the long term. While we have not experienced any material cybersecurity threats or incidents, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. See Part I, Item 1A.—Risk Factors—Our business is subject to cybersecurity risks.

ITEM 2. PROPERTIES

Nabors’ principal executive offices are located in Hamilton, Bermuda. We own or lease executive and administrative office space in Houston, Texas; Anchorage, Alaska; Dubai in the United Arab Emirates; Bogota, Colombia; Dhahran, Saudi Arabia; and Sandnes, Norway. Our principal physical properties are drilling rigs, which are more fully described in Part I, Item 1.—Business.

Many of the international drilling rigs and some of the Alaska rigs in our fleet are supported by mobile camps that house the drilling crews and a significant inventory of spare parts and supplies. In addition, we own various trucks, forklifts, cranes, earth-moving and other construction and transportation equipment, which are used to support our operations. We also own or lease a number of facilities and storage yards used in support of operations in each of our geographic markets.

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

In the opinion of management and based on liability accruals provided, our ultimate exposure with respect to these pending lawsuits and claims is not expected to have a material adverse effect on our consolidated financial position or cash flows, although they could have a material adverse effect on our results of operations for a particular reporting period. See Note 14—Commitments and Contingencies in Part II, Item 8.—Financial Statements and Supplementary Data for a description of such proceedings.

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

On February 7, 2025, the closing price of our common shares as reported on the NYSE was $52.07.

Holders.

On February 7, 2025, there were approximately 1,622 shareholders of record of our common shares.

Dividends.

The declaration and payment of future dividends will be at the discretion of the Board and will depend on, among other things, future earnings, general financial condition and liquidity, success in business activities, capital requirements and general business conditions in addition to legal requirements.

See Part I, Item 1A.—Risk Factors—As a holding company, we depend on our operating subsidiaries and investments to meet our financial obligations.

Issuer Purchases of Equity Securities.

The following table provides information relating to our repurchase of common shares during the three months ended December 31, 2024:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
October 1 - October 31	—	$76.28	—	278,914
November 1 - November 30	—	$—	—	278,914
December 1 - December 31	—	$73.43	—	278,914
(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our Amended and Restated 2016 Stock Plan. Each of the Amended and Restated 2016 Stock Plan, the 2003 Employee Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was renewed by the Board in February 2019. Through December 31, 2024, we had repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of December 31, 2024, we had approximately $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares are held by certain of our Bermuda subsidiaries and are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of December 31, 2024, our subsidiaries held 1.2 million of our common shares.

Performance Graph

The following graph illustrates comparisons of five-year cumulative total returns among Nabors, the S&P 500 Index, S&P SmallCap 600 Index, Russell 3000 Index and Dow Jones Oil Equipment and Services Index. We present all these indices. Total return assumes $100 invested on December 31, 2019 in shares of Nabors and in the aforementioned indices noted above assuming reinvestment of dividends at the end of each calendar year, presented in the table below.

Dollars
200
150
100
50
0
2019
2020
2021
2022
2023
2024
Nabors Industries Ltd.
S&P 500 Index
S&P SmallCap 600 Index
Russell 3000 Index
Dow Jones Oil Equipment and Services Index

	As of December 31,
	2019	2020	2021	2022	2023	2024
Nabors Industries Ltd.	100	41	58	110	58	41
S&P 500 Index	100	118	152	125	158	197
S&P SmallCap 600 Index	100	111	141	118	137	149
Russell 3000 Index	100	121	152	123	155	191
Dow Jones Oil Equipment and Services Index	100	61	76	126	129	113

The foregoing graph is based on historical data and is not necessarily indicative of future performance. This graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to Regulations 14A or 14C under the Exchange Act or to the liabilities of Section 18 under the Exchange Act.

Related Shareholder Matters

Bermuda has exchange controls that apply to residents in respect of the Bermuda dollar. As an exempted company, Nabors is designated as non-resident for Bermuda exchange control purposes by the Bermuda Monetary Authority. Pursuant to our non-resident status, there are no Bermuda restrictions on our ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to non-residents who are holders of our common shares in all other currencies, including currency of the United States.

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

Outlook

The demand for our services and products is a function of spending by oil and gas companies for exploration, development and production activities. The level of exploration, development and production activities is to a large extent tied to the prices of oil and natural gas, which can fluctuate significantly, are highly volatile and tend to be highly sensitive to factors including supply and demand cycles and geopolitical uncertainties, particularly those impacting large hydrocarbon-producing countries. Certain oil and gas companies may also intentionally limit their capital spending as they focus on generating returns to shareholders as opposed to maximizing hydrocarbon production. Additionally, there has recently been an increasing number of customer consolidations within the industry especially in the United States. In some cases, these transactions may have an impact on overall rig demand, as the acquiring company may apply criteria that results in a different level of demand for drilling rigs than the previous two companies would have had on a stand-alone basis.

Since late 2022 and continuing through the fourth quarter of 2024, global energy commodity markets have experienced high levels of volatility. In the U.S., operators generally reacted to these market conditions by reducing their drilling activity. Recent production actions announced by certain large international oil producers have been supportive of both oil prices and oil-focused activity broadly, especially in international markets. Natural gas prices, particularly in the United States, declined significantly through 2023 and into 2024, to levels which largely persisted into the fourth quarter of 2024 and which have caused operators to reduce natural gas directed activity.

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

U.S. oil and gas production has proved resilient throughout 2024 in the face of reduced drilling activity. Internationally, we generally see an expansion of production capacity as well as the widespread development of unconventional resources driving an expected increase in oilfield activity broadly across those markets.

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

The transaction is expected to close in the first quarter of 2025, subject to customary closing conditions and receipt of required regulatory approvals.

Financial Results

Comparison of the years ended December 31, 2024 and 2023

Operating revenues in 2024 totaled $2.9 billion, representing a decrease of $75.9 million, or 3%, from 2023. For a more detailed description of operating results see Segment Results of Operations, below.

Net loss from continuing operations attributable to Nabors common shareholders totaled $176.1 million for 2024 ($22.37 loss per diluted share) compared to a net loss from continuing operations attributable to Nabors common shareholders of $11.8 million ($5.49 loss per diluted share) in 2023, or a $164.3 million increase in the net loss. Adjusted operating income (loss) across our operating segments, declined by $16.9 million, or 2%.  A decline in U.S. activity was largely offset by increased activity in international markets, benefiting both our International Drilling and Drilling Solutions segments.  Approximately $78.0 million of the increase in net loss is attributable to lower mark-to-market gains related to the common share warrants, which decreased from $54.7 million in 2023 to $16.9 million in 2024, and the impact from gains or losses from debt repurchases, which resulted in a gain of $25.3 million in 2023 and losses of $14.9 million in 2024.  In addition, interest expense increased by approximately $25.6 million due to increasing interest rates.  See Segment Results of Operations and Other Financial Information below for additional discussion.

General and administrative expenses in 2024 totaled $249.3 million, representing an increase of $5.2 million, or 2% from 2023. This is reflective of increases in workforce costs, general operating costs and inflationary pressures as market conditions have changed.

Depreciation and amortization expense in 2024 was $633.4 million, representing a decrease of $11.9 million, or 2%, from 2023. The decrease is a result of a higher amount of older assets reaching the end of their useful lives.

Segment Results of Operations

During the years ended December 31, 2024 and 2023, our business consisted of four reportable segments: U.S. Drilling, International Drilling, Drilling Solutions and Rig Technologies.

Management evaluates the performance of our reportable segments using adjusted operating income (loss), which is our segment performance measure, because we believe that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. Adjusted operating income (loss) represents income (loss) before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), and other, net. A reconciliation of adjusted operating income to net income (loss) from continuing operations before income taxes can be found in Note 17—Segment Information in Part II, Item 8.—Financial Statements and Supplementary Data.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Year Ended December 31,		Increase/(Decrease)
	2024	2023	2024 to 2023

	(In thousands, except percentages and rig activity)

U.S. Drilling
Operating revenues	$1,028,122	$1,207,629	$(179,507)	(15)%
Adjusted operating income (loss) (1)	$176,281	$262,353	$(86,072)	(33)%
Average rigs working (2)	75.1	86.3	(11.2)	(13)%

International Drilling
Operating revenues	$1,446,092	$1,345,249	$100,843	7%
Adjusted operating income (loss) (1)	$107,858	$40,868	$66,990	164%
Average rigs working (2)	83.7	77.6	6.1	8%

Drilling Solutions
Operating revenues	$314,071	$301,757	$12,314	4%
Adjusted operating income (loss) (1)	$112,387	$110,957	$1,430	1%

Rig Technologies
Operating revenues	$201,677	$242,768	$(41,091)	(17)%
Adjusted operating income (loss) (1)	$20,243	$19,529	$714	4%
(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 17 – Segment Information to the consolidated financial statements included in Item 8 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues decreased by $179.5 million or 15% in 2024 compared to 2023 primarily due to a decrease in activity as reflected by an 13% decrease in the average number of rigs working, while pricing remained stable.

International Drilling

Operating revenues increased by $100.8 million or 7% in 2024 compared to 2023. The increase is primarily attributable to an 8% increase in the average rigs working, reflecting increased drilling activity as market conditions and demand for our international drilling services have increased since the prior year.

Drilling Solutions

Operating revenues increased by $12.3 million or 4% in 2024 compared to 2023 as an increase in demand for our international and third-party services offset a decline in results in the U.S. markets, which was driven by the reduction in drilling activity.

Rig Technologies

Operating revenues decreased by $41.1 million or 17% in 2024 compared to 2023 due to the overall decline in activity in the U.S. as mentioned previously. Adjusted operating income was relatively flat despite the 17% drop in operating revenues, due to a change in mix of business focusing more on the higher margin product lines.

Other Financial Information

Interest expense

Interest expense for 2024 was $210.9 million, representing an increase of $25.6 million, or 14%, compared to 2023. The increase was primarily due to an increase in our effective interest rate levels on our outstanding debt throughout 2024 as compared to 2023.

Other, net

Other, net for the year ended December 31, 2024 was a loss of $106.8 million, compared to a gain of $0.7 million during 2023. During 2024, this loss was from $28.1 million in foreign currency losses, $14.9 million for losses on debt buybacks, $26.4 million from loss on sale of assets and $26.1 million from other than temporary impairment of securities. This loss was offset by $16.9 million of gain from mark-to-market gains related to the common share warrants. In comparison, during 2023, $54.7 million of the gain was from mark-to-market gains related to the common share warrants and $25.3 million was from gains on debt repurchases. The 2023 gain was offset by $37.3 million in foreign currency losses, $26.5 million for litigation reserves and $13.9 million from loss on sale of assets. (See Note 11 — Shareholders’ Equity in Part II, Item 8.—Financial Statements and Supplementary Data for discussion of the common stock warrants).

Income taxes

Our worldwide income tax expense for 2024 was $56.9 million compared to $79.2 million for 2023. The decrease in tax expense was primarily attributable to tax expense of $11.8 million in 2023 related to an audit settlement, as well as changes in the amount and the geographic mix of our pre-tax earnings (losses) in the jurisdictions in which we operate.

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under the 2024 Credit Agreement and cash generated from operations. As of December 31, 2024, we had cash and short-term investments of $397.3 million and working capital of $427.6 million. As of December 31, 2023, we had cash and short-term investments of $1.1 billion, which included proceeds from our offering of $650.0 million in aggregate principal of 9.125% senior priority guaranteed notes due 2030 that were used primarily to retire certain outstanding indebtedness during the first quarter of 2024 and working capital of $431.7 million.

At December 31, 2024, we had no borrowings outstanding and $51.6 million of letters of credit outstanding under the 2024 Credit Agreement, which has a total borrowing capacity of $350.0 million and a separate letter of credit tranche that permits us to issue letters of credit with total reimbursement obligations not to exceed $125.0 million. Letters of credit issued will not affect revolving loan capacity and vice versa.

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

As of the date of this report, we were in compliance with all covenants under the 2024 Credit Agreement, including those regarding the required interest coverage ratio and minimum guarantor value, which were 4.40:1.00 and 99.79%, respectively, as of December 31, 2024. If we fail to perform our obligations under the covenants, the revolving credit commitments under the 2024 Credit Agreement could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. If necessary, we have the ability to manage our covenant compliance by taking certain actions including reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. We expect to remain in compliance with all covenants under the 2024 Credit Agreement during the twelve-month period following the date of this report based on our current operational and financial projections. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

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

We had seven letter-of-credit facilities with various banks outstanding as of December 31, 2024. Availability under these facilities was as follows:

December 31,
2024
(In thousands)
Credit available	$303,667
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	129,523
Remaining availability	$174,144

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

The amount available for purchase under the A/R Agreements fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreements is $250.0 million and the amount of receivables purchased by the third-party Purchasers as of December 31, 2024 was $130.0 million.

The originators, Nabors Delaware, the SPE, and the Company provide representations, warranties, covenants and indemnities under the A/R Agreements and the Indemnification Guarantee. See further details at Note 3—Accounts Receivable Purchase and Sales Agreements.

Other Indebtedness

See Note 9—Debt, in Part II, Item 8.—Financial Statements and Supplementary Data, for further details about our financing arrangements, including our debt securities.

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

Purchase commitments outstanding on December 31, 2024 totaled approximately $323.8 million, primarily for rig-related enhancements, sustaining capital expenditures, operating expenses, and purchases of inventory. $323.6 million of the outstanding commitments are expected to be paid in 2025. Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures for 2024 represent a number of capital programs that are currently underway or planned.

As of December 31, 2024, we had approximately $2.5 billion of net book value of long-term debt outstanding with $2.5 billion in aggregate principal. We have expected aggregate future interest payments of $894.5 million related to the outstanding debt with $193.3 million due in the next twelve months. See Note 9—Debt in Part II, Item 8.—Financial Statements and Supplementary Data for additional details. Our obligations for operating leases total $34.6 million with $8.6 million of the obligations coming due in the upcoming year. See Note 19—Leases in Part II, Item 8.—Financial Statements and Supplementary Data for additional details.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases or exchanges for equity or debt securities, both in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and may involve material amounts.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2025	2026	2027	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$44,073	3,726	5,548	6,561	$59,908

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our 2024 and 2023 cash flows below.

Operating Activities. Net cash provided by operating activities totaled $581.4 million during 2024, compared to net cash provided of $637.9 million during 2023. Operating cash flows are our primary source of capital and liquidity.  Cash from operating results (before working capital changes) totaled $682.7 million during 2024, a decrease of $27.8 million when compared to $710.5 million in 2023. This was due to the decrease in activity across our business in 2024 compared to 2023. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are significant factors affecting operating cash flows and can be volatile in periods of increasing or decreasing activity levels. Changes in working capital items used $101.2 million in cash flows during 2024 and used $72.6 million in cash flows during 2023.

Investing Activities. Net cash used for investing activities totaled $555.5 million during 2024 compared to net cash used of $570.4 million in 2023. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, and sustaining capital expenditures. During 2024 and 2023, we used cash for capital expenditures totaling $567.9 million and $540.9 million, respectively. We received $15.5 million in proceeds from sales of assets during 2024 compared to $14.1 million in 2023. We also invested $7.7 million in companies that focus on energy transition related technologies in 2024 compared to $21.3 million in 2023.

Financing Activities. Net cash used for financing activities totaled $662.1 million during 2024. During 2024, we received net proceeds of $539.0 million from issuance of long-term debt and repaid $1.2 billion of outstanding long-term debt.

Net cash provided by financing activities totaled $592.6 million during 2023. During 2023, we received net proceeds of $881.7 million from issuance of long-term debt and repaid $298.5 million of outstanding long-term debt. We received $305.0 million from the public offering of NETC II and made distributions of $286.4 million from the Trust Account to NETC stockholders. Cash in these trusts can only be used in connection to the business combination or winding down of the SPAC and is not available to us for general operations.

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

Depreciation of Property, Plant and Equipment. The drilling and drilling services industries are very capital intensive. Property, plant and equipment represented 63% of our total assets as of December 31, 2024, and depreciation and amortization constituted 21% of our total costs and other deductions in 2024.

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

There have been no factors related to the performance of our portfolio of assets, changes in technology or other factors indicating that these estimates do not continue to be appropriate. Accordingly, for the years ended December 31, 2024, 2023 and 2022, no significant changes have been made to the depreciation rates applied to property, plant and equipment, the underlying assumptions related to estimates of depreciation, or the methodology applied. However, certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management’s assumptions regarding our ability to realize the return on our investment in operating assets and therefore affect the useful lives and salvage values of our assets.

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

Assumptions in the determination of future cash flows are made with the involvement of management personnel at the operational level where the most specific knowledge of market conditions and other operating factors exists. For 2024, 2023 and 2022, no significant changes have been made to the methodology utilized to determine future cash flows.

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

Audit claims of approximately $122.3 million attributable to income tax have been assessed against us. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

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

During 2024, 2023 and 2022, no significant changes were made to the methodology used to estimate insurance reserves. For purposes of earnings sensitivity analysis, if the December 31, 2024 reserves were adjusted by 10%, total costs and other deductions would change by $7.8 million, or 0.26%.

Fair Value of Assets Acquired and Liabilities Assumed. In conjunction with accounting for acquisitions, it is necessary for us to estimate the values of assets acquired and liabilities assumed in business combinations using various assumptions. These estimates may be affected by such factors as changing market conditions, technological advances in the industry or changes in regulations governing the industry. The most significant assumptions, and the ones requiring the most judgement, involve estimated fair value of property, plant and equipment, and the resulting amount of goodwill, if any. The determination of the fair value of assets and liabilities is based on the market for the assets and the settlement value of the liabilities. Unforeseen changes in operations or technology could substantially alter management’s assumptions and could result in lower estimates of values of acquired assets or future cash flows. This could result in impairment charges being recorded in our consolidated statements of income (loss). As the determination of the fair value of assets acquired and liabilities assumed is subject to significant management judgement and a change in purchase price allocations could result in a material difference in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of assets acquired and liabilities assumed are critical. Given the nature of the evaluation of the fair value of assets acquired and liabilities assumed and the application to specific assets and liabilities, it is not possible to reasonably quantify the impact of changes in these assumptions.

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

At various times, we utilize local currency borrowings (foreign currency denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate. A hypothetical 10% increase in the value of our foreign currencies relative to the U.S. dollar as of December 31, 2024 would result in a $5.1 million increase in the fair value of our net monetary liabilities denominated in currencies other than U.S. dollars.

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

Interest Rate and Marketable and Non-marketable Security Price Risk. Our financial instruments that are potentially sensitive to changes in interest rates include our floating rate debt instruments (our 2024 Credit Agreement), our fixed rate debt securities comprised of our 1.75% senior exchangeable notes; 7.50% and 8.875% senior guaranteed notes; 7.375% and 9.125% senior priority guaranteed notes; our investments in debt securities (including corporate and mortgage-CMO debt securities); and our investments in overseas funds that invest primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed and mortgage-backed securities, global structured-asset securitizations, whole-loan mortgages and participations in whole loans and whole-loan mortgages), which are classified as long-term investments.

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

Fair Value of Financial Instruments. The fair value of our fixed rate long-term debt and revolving credit facilities is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	As of December 31,
	2024			2023
	Effective			Effective
	Interest	Carrying	Fair	Interest	Carrying	Fair
	Rate	Value	Value	Rate	Value	Value

	(In thousands)
0.75% senior exchangeable notes due January 2024	—%	$—	$—	0.84%	$155,529	$154,989
5.75% senior notes due February 2025	—%	—	—	5.97%	474,092	474,120
7.25% senior guaranteed notes due January 2026	—%	—	—	7.53%	555,902	535,328
7.375% senior priority guaranteed notes due May 2027	7.74%	700,000	699,916	7.72%	700,000	687,526
7.50% senior guaranteed notes due January 2028	7.70%	389,609	362,823	7.69%	389,609	334,090
1.75% senior exchangeable notes due June 2029	2.27%	250,000	179,548	2.26%	250,000	185,383
9.125% senior priority guaranteed notes due January 2030	9.40%	650,000	661,401	9.40%	650,000	656,871
8.875% senior guaranteed notes due August 2031	9.12%	550,000	511,104	—%	—	—
		$2,539,609	$2,414,792		$3,175,132	$3,028,307
Less: current portion		—			629,621
Less: deferred financing costs		34,392			33,992
		$2,505,217			$2,511,519

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nabors Industries Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nabors Industries Ltd. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Contract Drilling Revenue

As described in Note 18 to the consolidated financial statements, the Company’s operating revenue was $2,930 million for the year ended December 31, 2024. Management recognizes revenue when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all the remaining benefits from that good or service. Contract drilling revenues are recorded over time utilizing the input method based on time elapsed. The measurement of progress considers the transfer of the service to the customer as the Company provides daily drilling services. The Company receives payment after the services have been performed by billing customers periodically (typically monthly). Within the drilling contracts, management has identified one performance obligation in which the transaction price is allocated. The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on the Company’s consolidated balance sheet.

The principal consideration for our determination that performing procedures relating to revenue recognition – contract drilling revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for contract drilling revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of contract drilling revenue. These procedures also included, among others (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as contracts, invoices, and activity summary details; (ii) testing the cut-off of revenue recognized for a sample of receivables by obtaining and inspecting source documents, such as contracts and activity summary details; and (iii) testing a sample of outstanding customer invoice balances as of December 31, 2024 by obtaining and inspecting source documents, such as invoices, activity summary details, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 13, 2025

We have served as the Company’s auditor since 1987.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

	(In thousands, except for
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$389,652	$1,057,487
Short-term investments	7,647	12,691
Accounts receivable, net of allowance of $57,225 and $52,864, respectively	387,970	347,837
Inventory, net	129,979	147,798
Other current assets	84,289	79,865
Total current assets	999,537	1,645,678
Property, plant and equipment, net	2,830,957	2,898,728
Restricted cash held in trust	331,781	315,488
Deferred income taxes	216,296	238,871
Other long-term assets	125,730	179,200
Total assets (1)	$4,504,301	$5,277,965
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$—	$629,621
Trade accounts payable	321,030	294,442
Accrued liabilities	223,759	230,240
Income taxes payable	20,360	54,255
Current lease liabilities	6,768	5,423
Total current liabilities	571,917	1,213,981
Long-term debt	2,505,217	2,511,519
Other long-term liabilities	218,343	270,014
Deferred income taxes	2,486	1,366
Total liabilities (1)	3,297,963	3,996,880
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest in subsidiary	785,091	739,075

Shareholders’ equity:
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 10,661 and 10,556, respectively	533	527
Capital in excess of par value	3,552,756	3,538,896
Accumulated other comprehensive income (loss)	(10,414)	(10,832)
Retained earnings (accumulated deficit)	(2,092,128)	(1,886,226)
Less: treasury shares, at cost, 1,161 and 1,161 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	134,996	326,614
Noncontrolling interest	286,251	215,396
Total equity	421,247	542,010
Total liabilities and equity	$4,504,301	$5,277,965

_____________________________

(1)	The consolidated balance sheets include assets and liabilities of consolidated joint ventures. See Note 12—Joint Ventures for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2024	2023	2022

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$2,930,126	$3,005,981	$2,653,766
Investment income (loss)	38,713	43,820	14,992
Total revenues and other income	2,968,839	3,049,801	2,668,758

Costs and other deductions:
Direct costs	1,742,411	1,790,380	1,666,004
General and administrative expenses	249,317	244,147	228,431
Research and engineering	57,063	56,297	49,939
Depreciation and amortization	633,408	645,294	665,072
Interest expense	210,864	185,285	177,895
Other, net	106,816	(726)	127,099
Total costs and other deductions	2,999,879	2,920,677	2,914,440
Income (loss) before income taxes	(31,040)	129,124	(245,682)
Income tax expense (benefit):
Current	35,263	63,339	54,199
Deferred	21,684	15,881	7,337
Total income tax expense (benefit)	56,947	79,220	61,536
Net income (loss)	(87,987)	49,904	(307,218)
Less: Net (income) loss attributable to noncontrolling interest	(88,097)	(61,688)	(43,043)
Net income (loss) attributable to Nabors	$(176,084)	$(11,784)	$(350,261)

Earnings (losses) per share:
Basic	$(22.37)	$(5.49)	$(40.52)
Diluted	$(22.37)	$(5.49)	$(40.52)

Weighted-average number of common shares outstanding:
Basic	9,202	9,159	8,898
Diluted	9,202	9,159	8,898

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Net income (loss) attributable to Nabors	$(176,084)	$(11,784)	$(350,261)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	256	45	(1,993)
Pension liability amortization and adjustment	210	209	1,645
Other comprehensive income (loss), before tax	466	254	(348)
Income tax expense (benefit) related to items of other comprehensive income (loss)	48	48	56
Other comprehensive income (loss), net of tax	418	206	(404)
Comprehensive income (loss) attributable to Nabors	(175,666)	(11,578)	(350,665)
Comprehensive income (loss) attributable to noncontrolling interest	88,097	61,688	43,043
Comprehensive income (loss)	$(87,569)	$50,110	$(307,622)

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(87,987)	$49,904	$(307,218)
Adjustments to net income (loss):
Depreciation and amortization	633,408	645,292	665,072
Deferred income tax expense (benefit)	21,685	15,881	7,335
Impairments and other charges	26,079	8,318	—
Amortization of debt discount and deferred financing costs	8,810	8,735	8,138
Losses (gains) on debt buyback	14,857	(25,275)	(4,119)
Losses (gains) on sale of long-lived assets, net	27,927	13,920	7,352
Share-based compensation	16,501	15,839	15,828
Foreign currency transaction losses (gains), net	28,150	37,286	6,689
Mark-to-market (gain) loss on warrants	(16,894)	(54,684)	95,909
Net loss (gain) related to investment in Vast	4,575	(7,167)	—
Other	5,539	2,427	869
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(42,440)	(27,129)	(54,501)
Inventory	16,099	(19,432)	928
Other current assets	(4,511)	11,644	3,690
Other long-term assets	(6,478)	(1,283)	(11,196)
Trade accounts payable and accrued liabilities	(25,150)	(32,389)	61,636
Income taxes payable	(34,590)	24,135	8,616
Other long-term liabilities	(4,148)	(28,160)	(3,939)
Net cash provided by (used for) operating activities	581,432	637,862	501,089
Cash flows from investing activities:
Purchase of investments	(7,718)	(38,283)	(21,116)
Capital expenditures	(567,919)	(540,851)	(373,445)
Proceeds from sales of assets	15,498	14,133	26,713
Other	4,681	(5,423)	(860)
Net cash (used for) provided by investing activities	(555,458)	(570,424)	(368,708)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	550,000	900,000	—
Reduction in long-term debt	(1,197,024)	(298,474)	(182,601)
Debt issuance costs	(11,049)	(18,310)	(3,864)
Proceeds from revolving credit facilities	315,000	290,000	335,000
Reduction in revolving credit facilities	(315,000)	(290,000)	(795,000)
Dividends to common and preferred shareholders	(87)	(194)	(65)
Redeemable noncontrolling interest distribution related to Sanad	—	—	(10,324)
Distributions to noncontrolling interest	(950)	(2,269)	(3,489)
Special purpose acquisition company redemptions by non-controlling redeemable shareholders	—	(286,366)	—
Sale of non-controlling interest - special purpose acquisition company	—	305,000	—
Other	(2,940)	(6,795)	(1,189)
Net cash (used for) provided by financing activities	(662,050)	592,592	(661,532)
Effect of exchange rate changes on cash and cash equivalents	(15,146)	(22,988)	(7,219)
Net increase (decrease) in cash and cash equivalents and restricted cash	(651,222)	637,042	(536,370)
Cash and cash equivalents and restricted cash, beginning of period	1,374,182	737,140	1,273,510
Cash and cash equivalents and restricted cash, end of period	$722,960	$1,374,182	$737,140

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	1,057,487	451,025	991,471
Restricted cash, beginning of period	316,695	286,115	282,039
Cash and cash equivalents and restricted cash, beginning of period	$1,374,182	$737,140	$1,273,510

Cash and cash equivalents, end of period	389,652	1,057,487	451,025
Restricted cash, end of period	333,308	316,695	286,115
Cash and cash equivalents and restricted cash, end of period	$722,960	$1,374,182	$737,140

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Capital	Accumulated	Retained
	Common Shares		in Excess	Other	Earnings		Non-
		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Deficit)	Shares	Interest	Equity
As of December 31, 2021	9,295	$466	$3,454,563	$(10,634)	$(1,537,988)	$(1,315,751)	$128,282	$718,938
Impact of adoption of ASU 2020-06 (Note 2)	—	—	(81,881)	—	60,701	—	—	(21,180)
As of January 1, 2022	9,295	466	3,372,682	(10,634)	(1,477,287)	(1,315,751)	128,282	697,758
Net income (loss)	—	—	—	—	(350,261)	—	43,043	(307,218)
Warrant Exercise, net of tax	1,051	52	152,451	—	—	—	—	152,503
Other comprehensive income (loss), net of tax	—	—	—	(404)	—	—	—	(404)
Share-based compensation	—	—	15,828	—	—	—	—	15,828
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(3,490)	(3,490)
Deemed dividends to SPAC public shareholders	—	—	—	—	(3,321)	—	—	(3,321)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(10,324)	—	—	(10,324)
Other	159	7	(4,588)	—	40	—	—	(4,541)
As of December 31, 2022	10,505	$525	$3,536,373	$(11,038)	$(1,841,153)	$(1,315,751)	$167,835	$536,791
Net income (loss)	—	—	—	—	(11,784)	—	61,688	49,904
IPO Warrants to SPAC public shareholders	—	—	—	—	—	—	3,426	3,426
Other comprehensive income (loss), net of tax	—	—	—	206	—	—	—	206
Share-based compensation	101	8	15,839	—	—	—	—	15,847
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	5,237	5,237
Deemed dividends to SPAC public shareholders	—	—	—	—	(8,638)	—	(22,790)	(31,428)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(29,824)	—	—	(29,824)
Other	(50)	(6)	(13,316)	—	5,173	—	—	(8,149)
As of December 31, 2023	10,556	$527	$3,538,896	$(10,832)	$(1,886,226)	$(1,315,751)	$215,396	$542,010
Net income (loss)	—	—	—	—	(176,084)	—	88,097	(87,987)
Other comprehensive income (loss), net of tax	—	—	—	418	—	—	—	418
Share-based compensation	137	9	16,501	—	—	—	—	16,510
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(17,242)	(17,242)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(29,723)	—	—	(29,723)
Other	(32)	(3)	(2,641)	—	(95)	—	—	(2,739)
As of December 31, 2024	10,661	$533	$3,552,756	$(10,414)	$(2,092,128)	$(1,315,751)	$286,251	$421,247

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

With operations in over 15 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of December 31, 2024 included:

●	285 actively marketed rigs for land-based drilling operations in the United States and various countries throughout the world; and

●	26 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

The short- and long-term implications of the military hostilities between Russia and Ukraine, which began in early 2022, are difficult to predict at this time. We continue to actively monitor this dynamic situation. As of December 31, 2024 and 2023, 0.7% and 0.9% of our property, plant and equipment, net was located in Russia, respectively. For the years ending December 31, 2024 and 2023, 0.9% and 1.1% of our operating revenues was from operations in Russia, respectively. We currently have no assets or operations in Ukraine.

On January 10, 2025, the U.S. announced new sanctions targeting Russia’s oil production and exports, including a petroleum services prohibition that is scheduled to take effect on February 27, 2025.  We are currently evaluating the effects of the sanctions as they may have a negative impact on our operations within the country.  Depending on the eventual outcome and impact of these sanctions, we could face future charges of approximately $30-35 million related to the net assets of these operations.

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

We consolidate variable interest entities (“VIE’s”) when we are determined to be the primary beneficiary of a VIE. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE. Our joint venture, SANAD, which is equally owned by Saudi Aramco and Nabors, has been consolidated. As we have the power to direct activities that most significantly impact SANAD’s economic performance, including operations, maintenance and certain sourcing and procurement, we have determined Nabors to be the primary beneficiary. See Note 12—Joint Ventures. Also, as of December 31, 2024, we are the co-sponsor of a special purpose acquisition company (SPAC) and have determined it is a VIE. Nabors is the primary beneficiary of the SPAC as we have the power to direct activities, the right to receive benefits and the obligation to absorb losses. Therefore, the SPAC has been consolidated. See Note 20—Special Purpose Acquisition Companies.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, callable time deposits and various other short-term investments with original maturities of three months or less.

Short-term Investments

Short-term investments consist primarily of available-for-sale debt securities. These debt securities are held at fair market value.  Also, equity securities are included and are stated at fair value with any changes in fair value recognized in investment income (loss) in our consolidated statements of income (loss).

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average costs methods and includes the cost of materials, labor and manufacturing overhead. Inventory, which is presented net of reserves of $24.3 million and $23.9 million as of December 31, 2024 and 2023, respectively, included the following:

	December 31,
	2024	2023

	(In thousands)
Raw materials	$124,711	$144,886
Work-in-progress	2,768	2,912
Finished goods	2,500	—
	$129,979	$147,798

Property, Plant and Equipment

Property, plant and equipment, including renewals and betterments, are stated at cost, while maintenance and repairs are expensed currently. Interest costs applicable to the construction of qualifying assets are capitalized as a component of the cost of such assets. We provide for the depreciation of our drilling rigs using the units-of-production method. For each day a rig is operating, we depreciate it over an approximate 4,927-day period, with the exception of our jackup rigs, which are depreciated over an 8,030-day period, after provision for salvage value. For each day a rig asset is not operating, it is depreciated over an assumed depreciable life of 20 years, with the exception of our jackup rigs, where a 30-year depreciable life is used, in each case after provision for salvage value.

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

Litigation and Insurance Reserves

We estimate our reserves related to litigation and insurance based on the facts and circumstances specific to the litigation and insurance claims and our past experience with similar claims. We maintain actuarially determined accruals in our consolidated balance sheets to cover self-insurance retentions. See Note 14—Commitments and Contingencies regarding self-insurance accruals. We estimate the range of our liability related to pending litigation when we believe the amount and range of loss can reasonably be estimated. We record our best estimate of a loss when the loss is considered probable. When a liability is probable and there is a range of estimated loss with no best estimate in the range, we record the minimum estimated liability related to the lawsuits or claims. As additional information becomes available, we assess the potential liability related to our pending litigation and claims and revise our estimates. Due to uncertainties related to the resolution of lawsuits and claims, the ultimate outcome may differ from our estimates. For matters where an unfavorable outcome is reasonably possible and significant, we disclose the nature of the matter and a range of potential exposure, unless an estimate cannot be made at the time of disclosure.

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

Recent Accounting Pronouncements

Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which enhances prior reportable segment disclosure requirements in part by requiring entities to disclose significant expenses related to their reportable segments that are regularly provided to the chief operation decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss. The guidance also requires disclosure of the CODM’s position for each segment and detail of how the CODM uses financial reporting to access their segment’s performance.  The new guidance is effective for fiscal years beginning after December 15, 2023.  We adopted this ASU as required for the year ended December 31, 2024.  The adoption requires us to provide additional disclosures related to our segments, but otherwise it does not materially impact our financial statements.

Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, deletion and amortization recognized as part of oil and gas producing activities. This ASU is effective for fiscal years beginning after December 15, 2026. The adoption of ASU 2024-03 requires us to provide additional disclosures but will otherwise not materially impact our financial statements.

We consider the applicability and impact of all ASUs. We assessed ASUs not listed above and determined that they either were not applicable or do not have a material impact on our financial statements.

Note 3 Accounts Receivable Purchase and Sales Agreements

The Company entered into an accounts receivable sales agreement (the “A/R Sales Agreement”) and an accounts receivable purchase agreement (the “A/R Purchase Agreement,” and, together with the A/R Sales Agreement, the “A/R Agreements”). As part of the A/R Agreements, the Company continuously sells designated eligible pools of receivables as they are originated by it and certain of its U.S. subsidiaries to a separate, bankruptcy-remote, special purpose entity (“SPE”) pursuant to the A/R Sales Agreement. Pursuant to the A/R Purchase Agreement, the SPE in turn sells, transfers, conveys and assigns to unaffiliated third-party financial institutions (the “Purchasers”) all the rights, title and interest in and to its pool of eligible receivables (the “Eligible Receivables”). The sale of the Eligible Receivables qualifies for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing. During the period of this program, cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. The remaining receivables held by the SPE were pledged to secure the collectability of the sold Eligible Receivables. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection. The amount of receivables pledged as collateral as of December 31, 2024 and 2023 is approximately $44.6 million and $67.0 million, respectively.

In June 2022, we entered into the Third Amendment to the A/R Purchase Agreement, which extended the term of the A/R Purchase Agreement to August 13, 2024 and increased the commitments of the Purchasers under the A/R Purchase Agreement from $150 million to $250 million. Subject to Purchaser approval, the commitments of the Purchasers may be increased to $300 million.

In April 2024, we entered into the Fourth Amendment to the A/R Purchase Agreement, which, among other things, extended the term of the A/R Purchase Agreement to the earliest of (i) April 1, 2027 and (ii) the date that is ninety (90) calendar days prior to the occurrence of the maturity date under and as defined in the 2024 Credit Agreement.

The amount available for sale to the Purchasers under the A/R Purchase Agreement fluctuates over time based on the total amount of Eligible Receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of December 31, 2024 and 2023, approximately $130.0 million and $145.0 million had been sold to and as yet uncollected by the Purchasers, respectively.

Note 4 Merger Agreement

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

The transaction is expected to close in the first quarter of 2025, subject to customary closing conditions and receipt of required regulatory approvals.

Note 5 Fair Value Measurements

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

Recurring Fair Value Measurements

Our financial assets that are accounted for at fair value on a recurring basis as of December 31, 2024 and 2023 consisted of restricted cash held in trust and short-term investments. During 2024, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2024 and 2023, our restricted cash held in trust was carried at fair market value and totaled $331.8 million and $315.5 million, respectively, and consisted of Level 1 measurements. Our short-term investments were primarily held at fair value and totaled $7.6 million and $12.7 million, respectively and primarily consisted of Level 2 measurements. No material Level 3 measurements existed for our financial assets for any of the periods presented.

Our financial liabilities that are accounted for at fair value on a recurring basis as of December 31, 2024 and 2023 consisted of warrants and are included in other long-term liabilities in the accompanying consolidated financial statements. The warrants, as discussed in Note 11- Shareholders’ Equity, were carried at fair market value using their trading price and totaled $9.0 million and $25.9 million as of December 31, 2024 and 2023, respectively.

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

During the year ended December 31, 2024, approximately $15.4 million was recognized as an other than temporary impairment related to our investment in Vast Renewables Limited (“Vast”). As Vast is a publicly traded company, the valuation assessment was based on the observable market trading price of Vast’s stock. During the third quarter, we determined that the fair value of our Vast investment was below carrying value for a prolonged period of time resulting in the impairment. This impairment has been included in Other, net in our consolidated statements of income (loss).

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

	As of December 31,
	2024			2023
	Effective			Effective
	Interest	Carrying	Fair	Interest	Carrying	Fair
	Rate	Value	Value	Rate	Value	Value

	(In thousands)
0.75% senior exchangeable notes due January 2024	—%	$—	$—	0.84%	$155,529	$154,989
5.75% senior notes due February 2025	—%	—	—	5.97%	474,092	474,120
7.25% senior guaranteed notes due January 2026	—%	—	—	7.53%	555,902	535,328
7.375% senior priority guaranteed notes due May 2027	7.74%	700,000	699,916	7.72%	700,000	687,526
7.50% senior guaranteed notes due January 2028	7.70%	389,609	362,823	7.69%	389,609	334,090
1.75% senior exchangeable notes due June 2029	2.27%	250,000	179,548	2.26%	250,000	185,383
9.125% senior priority guaranteed notes due January 2030	9.40%	650,000	661,401	9.40%	650,000	656,871
8.875% senior guaranteed notes due August 2031	9.12%	550,000	511,104	—%	—	—
		$2,539,609	$2,414,792		$3,175,132	$3,028,307
Less: current portion		—			629,621
Less: deferred financing costs		34,392			33,992
		$2,505,217			$2,511,519

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 6 Share-Based Compensation

Total share-based compensation expense, which includes stock options and restricted shares, was $16.5 million, $15.8 million and $15.8 million for 2024, 2023 and 2022, respectively. Compensation expense related to awards of restricted shares totaled $16.5 million, $15.8 million and $15.8 million 2024, 2023 and 2022, respectively, which is included in general and administrative and research and engineering expenses in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various reportable segments. See Note 17—Segment Information.

In addition to the time-based restricted stock share-based awards, we provide performance share awards based on market conditions measured against a predetermined peer group (“TSR Shares”). We also provide Performance-Based Restricted Stock Units (“PSUs”) which are granted at the beginning of the one-year performance period and are earned at the end of the same period, depending on performance.

Stock Option Plans

As of December 31, 2024, we had several stock plans under which options to purchase our common shares could be granted to key officers, directors and managerial employees of Nabors and its subsidiaries. Options granted under the plans have fair market value on the date of the grant. Options granted under the plans generally are exercisable in varying cumulative periodic installments after one year. In the case of certain key executives and directors, options granted may vest immediately on the grant date. Options granted under the plans expire ten years from the date of grant.

There are approximately 0.4 million common shares available for issuance in the form of either restricted shares or stock options, under these plans as of December 31, 2024.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses assumptions for the risk-free interest rate, volatility, dividend yield and the expected term of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the option. Expected volatilities are based on implied volatilities from traded options on Nabors’ common shares, historical volatility of Nabors’ common shares, and other factors. We use historical data to estimate the expected term of the options and employee terminations within the option-pricing model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the options represents the period of time that the options granted are expected to be outstanding.

Stock option transactions under our various stock-based employee compensation plans are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
Options	Shares	Price	Term		Value

	(In thousands, except exercise price and term)
Options outstanding as of December 31, 2023	16	$362.76
Expired	(1)	897.34
Options outstanding as of December 31, 2024	15	$317.82	3.50	years	$—
Options exercisable as of December 31, 2024	15	$317.82	3.50	years	$—

During 2022, we awarded options vesting immediately to purchase 1,056 of our common stock to certain of our directors. No stock options were awarded during 2023 or 2024. There were no unvested options outstanding at the end of 2022, 2023 or 2024.

The fair value of stock options granted during 2022 was calculated using the Black-Scholes option pricing model and the following weighted-average assumptions:

2022
Weighted average fair value of options granted	$111.23
Weighted average risk free interest rate	3.69%
Dividend yield	0.00%
Volatility (1)	111.5%
Expected life (in years)	4.0

(1)	Expected volatilities are based on implied volatilities from publicly traded options to purchase Nabors’ common shares, historical volatility of Nabors’ common shares and other factors.

There were no options exercised during 2024, 2023 or 2022. The total fair value of options that vested during the year ended December 31, 2022 was $0.2 million.

Restricted Shares

Our stock plans allow grants of restricted shares. Restricted shares are issued on the grant date but cannot be sold or transferred. Restricted share values are based on stock value at grant date. Restricted shares vest in varying periodic installments ranging up to four years.

A summary of our restricted shares as of December 31, 2024, and the changes during the year then ended, is presented below:

		Weighted-Average
		Grant-Date Fair
Restricted shares	Outstanding	Value

	(In thousands, except fair value)
Unvested as of December 31, 2023	185	$140.56
Granted	96	83.32
Vested	(67)	131.64
Forfeited	(14)	122.85
Unvested as of December 31, 2024	200	$117.20

During 2024, 2023 and 2022, we awarded 96,368, 103,465 and 112,203 restricted shares, respectively, to our employees and directors. These awards had an aggregate value at their date of grant of $8.0 million, $16.6 million and $14.8 million, respectively, and were scheduled to vest over a period of up to four years. The fair value of restricted shares that vested during 2024, 2023 and 2022 was $8.9 million, $8.4 million and $6.3 million, respectively.

As of December 31, 2024, there was $15.3 million of total future compensation cost related to unvested restricted share awards that are expected to vest. That cost is expected to be recognized over a weighted-average period of 2.21 years.

Restricted Shares Based on Performance Conditions

During 2024, 2023 and 2022, we granted awards to certain of our executive officers covering a total of 92,761, 60,633 and 49,065 PSUs, respectively. The number of earned PSUs that ultimately vest over three years, following conclusion of the performance period, is determined based upon on achievement of specific financial or operational goals. The number of PSUs that can be earned, range from a minimum of 30% of the PSU awards to a maximum of 200%, of the PSUs granted. In addition to these PSUs, we also granted 5,356 performance share awards in 2024. The vesting of these awards is based upon achievement of financial milestones over specified time periods.

The following table sets forth information regarding outstanding PSUs based on performance conditions as of December 31, 2024:

		Weighted-Average
		Grant-Date Fair
Restricted Stock Units	Outstanding	Value

	(In thousands, except fair value)
Outstanding as of December 31, 2023	103	$92.84
Granted	93	81.36
Vested	(44)	81.14
Forfeited	(4)	38.37
Outstanding as of December 31, 2024	148	$73.36

Restricted Shares Based on Market Conditions

During 2024, 2023 and 2022, we granted awards for 52,930, 29,621 and 47,622 TSR Shares, respectively, which are equity classified awards and will vest on our performance compared to our peer group over a three-year period. These awards had an aggregate fair value at their date of grant of $4.3 million, $2.5 million and $2.3 million, respectively, after consideration of all assumptions.

The grant date fair value of these awards was based on a Monte Carlo model, using the following assumptions:

	Year Ended December 31,
	2024	2023	2022

Risk free interest rate	4.01%	4.13%	1.03%
Expected volatility	65.00%	94.00%	92.00%
Closing stock price at grant date	$81.63	$154.87	$81.09
Expected term (in years)	3.0	3.0	3.0

The following table sets forth information regarding outstanding restricted shares based on market conditions as of December 31, 2024:

		Weighted-Average
		Grant-Date Fair
Market based restricted shares	Outstanding	Value

	(In thousands, except fair value)
Outstanding as of December 31, 2023	77	$65.62
Granted	53	50.51
Forfeited	(48)	49.00
Outstanding as of December 31, 2024	82	$65.52

As of December 31, 2024, there was $2.7 million of total future compensation cost related to unvested TSR Share awards. The TSR Shares will amortize over a weighted average remaining period of 1.67 years.

Note 7 Property, Plant and Equipment

The major components of our property, plant and equipment are as follows:

	December 31,
	2024	2023

	(In thousands)
Land	$31,529	$32,074
Buildings	158,518	140,330
Drilling rigs and related equipment	12,084,276	11,959,989
Oilfield hauling and mobile equipment	228,730	233,920
Other machinery and equipment	252,369	237,567
	$12,755,422	$12,603,880
Less: accumulated depreciation and amortization	(9,924,465)	(9,705,152)
	$2,830,957	$2,898,728

Depreciation expense included in depreciation and amortization expense in our consolidated statements of income (loss) totaled $632.9 million, $644.9 million and $663.1 million during 2024, 2023 and 2022, respectively.

Repair and maintenance expense included in direct costs in our consolidated statements of income (loss) totaled $199.2 million, $228.2 million and $202.5 million during 2024, 2023 and 2022, respectively.

Note 8 Financial Instruments and Risk Concentration

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

As of December 31, 2024, approximately 33% and 26% of our net accounts receivable balance was related to our operations in Saudi Arabia and Mexico, respectively. Management considers this credit risk to be limited due to the financial resources of our primary customer in each of these countries. Nabors’ receivables from its primary customer in Mexico are not in dispute and Nabors has not historically had any material write-offs due to uncollectible accounts receivable relating to this customer.

We perform ongoing credit evaluations of all our customers, and we generally do not require material collateral. We do occasionally require prepayment of amounts from customers whose creditworthiness is in question prior to providing services to them. We maintain reserves for potential credit losses, and these losses historically have been within management’s expectations.

Interest Rate and Marketable and Non-marketable Security Price Risk

Our financial instruments that are potentially sensitive to changes in interest rates include our floating rate debt instruments comprised of the 2024 Credit Agreement and our fixed rate debt securities comprised of our 1.75% senior exchangeable notes, 7.50% and 8.875% senior guaranteed notes and 7.375% and 9.125% senior priority guaranteed notes.

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

Note 9 Debt

Debt consisted of the following:

	As of December 31,
	2024	2023

	(In thousands)
0.75% senior exchangeable notes due January 2024	$—	$155,529
5.75% senior notes due February 2025	—	474,092
7.25% senior guaranteed notes due January 2026	—	555,902
7.375% senior priority guaranteed notes due May 2027	700,000	700,000
7.50% senior guaranteed notes due January 2028	389,609	389,609
1.75% senior exchangeable notes due June 2029	250,000	250,000
9.125% senior priority guaranteed notes due January 2030	650,000	650,000
8.875% senior guaranteed notes due August 2031	550,000	—
	$2,539,609	$3,175,132
Less: current portion	—	629,621
Less: deferred financing costs	34,392	33,992
Long-term debt	$2,505,217	$2,511,519

As of December 31, 2024, the principal amount and maturities of our primary debt for each of the five years following 2024 and thereafter are as follows:

	Paid at Maturity
	(In thousands)
2027	$700,000	(1)
2028	389,609	(2)
2029	250,000	(3)
Thereafter	1,200,000	(4)
	$2,539,609

(1)	Represents our 7.375% senior priority guaranteed notes due May 2027.

(2)	Represents our 7.50% senior guaranteed notes due January 2028.

(3)	Represents our 1.75% senior exchangeable notes due June 2029 and our 2024 Credit Agreement.

(4)	Represents our 9.125% senior priority guaranteed notes due January 2030 and our 8.875% senior guaranteed notes due August 2031.

During 2024, we fully redeemed the $474.1 million remaining balance of the 5.75% senior notes due February 2025 for approximately $487.0 million in cash, including principal, premium of $1.4 million and $11.5 million in accrued and unpaid interest. We also fully redeemed the $555.9 million remaining balance of the 7.25% senior guaranteed notes due January 2026 for approximately $568.3 million in cash, including principal, premium of $10.1 million and $2.4 million in accrued and unpaid interest. In connection with the redemptions, we recognized a $14.9 million loss for the year ended December 31, 2024, which is included in Other, net in our condensed consolidated statement of income (loss). In addition, the remaining balance of the 0.75% senior exchangeable notes due January 2024 were fully redeemed.

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

1.75% Senior Exchangeable Notes Due June 2029

In February 2023, Nabors Delaware issued $250.0 million in aggregate principal amount of 1.75% senior exchangeable notes due 2029, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 1.75% per year payable semiannually on June 15 and December 15 of each year, beginning on December 15, 2023. As of December 31, 2024, there was $250.0 million in aggregate principal amount that remained outstanding.

The 1.75% exchangeable notes are exchangeable, only under certain conditions, at an exchange rate of 4.7056 common shares of Nabors per $1,000 principal amount of exchangeable notes (equivalent to an exchange price of approximately $212.51 per common share). Upon any exchange, Nabors will settle its exchange obligation in cash, common shares of Nabors, or a combination of cash and common shares, at our election. The 1.75% exchangeable notes are redeemable, in whole or in part, at our option at any time on or after June 15, 2026 only if the last reported sale price per common shares exceeds 130% of the exchange price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading days immediately before the date of the related redemption notice; and (2) the trading day immediately before we send such notice, at a cash redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. If a “fundamental change” (as defined in the Indenture) occurs, subject to certain conditions, holders may require us to repurchase for cash any or all of their 1.75% exchangeable notes at a repurchase price equal to 100% of the principal amount of the 1.75% exchangeable notes to be repurchased, plus accrued and unpaid interest. Based on our assessment of the features of the 1.75% exchangeable notes, it was determined that there are features that need to be assessed for bifurcation as a derivative. As part of the assessment, the features were either not required to be bifurcated based on accounting guidance or would have no value if bifurcated.

Credit Agreement

On June 17, 2024, Nabors Delaware amended and restated its existing credit agreement (as amended and restated, the “2024 Credit Agreement”). Under the 2024 Credit Agreement, the lenders have committed to provide to Nabors Delaware an aggregate principal amount of revolving loans at any time outstanding not in excess of $350.0 million, and the issuing banks have committed to provide a standalone letter of credit tranche that permits Nabors Delaware to issue reimbursement obligations under letters of credit in an aggregate principal amount at any time outstanding not in excess of $125.0 million. Letters of credit issued do not affect revolving loan capacity and vice versa. The 2024 Credit Agreement contains a $200.0 million uncommitted accordion feature that can be applied to increase the commitments under either the revolving loans or the letter of credit tranche, or both.

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

As of December 31, 2024, we had no borrowings and $51.6 million of letters of credit outstanding under our 2024 Credit Agreement. The weighted average interest rate on borrowings under the 2024 Credit Agreement at December 31, 2024 was 8.04%. In order to make any future borrowings under the 2024 Credit Agreement, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

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

Letters of Credit

We had seven letter-of-credit facilities with various banks as of December 31, 2024. Availability and borrowings under our letter-of-credit facilities are as follows:

December 31,
2024
(In thousands)
Credit available	$303,667
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	129,523
Remaining availability	$174,144

Note 10 Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
United States and Other Jurisdictions	2024	2023	2022

	(In thousands)
United States	$33,302	$215,306	$(19,820)
Other jurisdictions	(64,342)	(86,182)	(225,862)
Income (loss) from continuing operations before income taxes	$(31,040)	$129,124	$(245,682)

Income tax expense (benefit) from continuing operations consisted of the following:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Current:
U.S. federal	$1,175	$4,783	$1,320
Outside the U.S.	32,326	55,769	48,837
State	1,762	2,787	4,042
	$35,263	$63,339	$54,199
Deferred:
U.S. federal	$6,408	$16,886	$681
Outside the U.S.	13,854	(1,898)	(241)
State	1,422	893	6,897
	$21,684	$15,881	$7,337
Income tax expense (benefit)	$56,947	$79,220	$61,536

A reconciliation of our statutory tax rate to our worldwide effective tax rate consists of the following:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Income tax provision at statutory (Bermuda rate of 0%)	$—	$—	$—
Taxes (benefit) on U.S. and other international earnings (losses) at greater than the Bermuda rate	51,433	74,581	25,685
Increase (decrease) in valuation allowance	10,094	22,533	43,060
Impact of foreign exchange rates	(9,145)	(28,484)	(32,108)
Prior year adjustments to provision	2,540	(3,513)	15,959
Uncertain tax positions	(1,828)	5,854	2,080
Audit settlements	(646)	12,464	—
State income taxes (benefit)	1,698	3,838	266
Other	2,801	(8,053)	6,594
Income tax expense (benefit)	$56,947	$79,220	$61,536
Effective tax rate	(183.5%)	61.4%	(25.0%)

Our worldwide income tax expense for 2024 was $56.9 million compared to $79.2 million for 2023. The decrease in tax expense was primarily attributable to tax expense of $11.8 million in 2023 related to an audit settlement as well as changes in the amount and the geographic mix of our pre-tax earnings (losses) in the jurisdictions in which we operate.

The components of our net deferred taxes consisted of the following:

	December 31,
	2024	2023

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$3,870,614	$4,004,602
Tax credit and other attribute carryforwards	86,188	86,896
Disallowed interest carryforward	33,907	19,311
Other	88,644	106,520
Subtotal	4,079,353	4,217,329
Valuation allowance	(3,825,551)	(3,962,200)
Deferred tax assets:	$253,802	$255,129
Deferred tax liabilities:
Property, plant and equipment	$34,089	$15,181
Other	5,903	2,443
Deferred tax liability	$39,992	$17,624
Net deferred tax assets (liabilities)	$213,810	$237,505
Balance Sheet Summary:
Net noncurrent deferred tax asset	$216,296	$238,871
Net noncurrent deferred tax liability	(2,486)	(1,366)
Net deferred tax asset (liability)	$213,810	$237,505

As of December 31, 2024, we had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $599.5 million, $792.4 million and $16.3 billion, respectively. Of those amounts, $7.9 billion will expire between 2025 and 2045 if not utilized. We provide a valuation allowance against NOL carryforwards in various tax jurisdictions based on our consideration of existing temporary differences and expected future earning levels in those jurisdictions. A valuation allowance of approximately $3.8 billion as of December 31, 2024 has been recognized related to certain NOL carryforwards as we believe it is more likely than not that the benefit of these NOL carryforwards will not be realized.

The following is a reconciliation of our uncertain tax positions:

	2024	2023	2022

	(In thousands)
Balance as of January 1	$34,016	$45,452	$45,988
Additions for tax positions of prior years	322	2,207	806
Reductions for tax positions for prior years	(1,046)	(256)	(1,342)
Settlements	(9,968)	(13,387)	—
Balance as of December 31	$23,324	$34,016	$45,452

If the unrecognized tax benefits of $23.3 million are realized, this would favorably impact the worldwide effective tax rate. As of December 31, 2024, 2023 and 2022, we had approximately $8.2 million, $11.1 million and $17.0 million, respectively, of interest and penalties related to uncertain tax positions. During 2024, 2023 and 2022, we accrued and recognized estimated interest and penalties related to uncertain tax positions of approximately $(2.9) million, $(6.0) million and $2.6 million, respectively. During the first quarter of 2024, we settled tax audits for which we had accrued an uncertain tax position of $10.0 million and interest and penalties of $1.8 million. Upon settlement, we reversed the uncertain tax position accrual and related interest and penalties. We include potential interest and penalties related to uncertain tax positions within our global operations in the income tax expense (benefit) line item in our consolidated statements of income (loss).

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

We conduct business globally and, as a result, we file numerous income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Colombia, Mexico, Saudi Arabia, and the United States. We are no longer subject to U.S. Federal income tax examinations for years before 2021 and non-U.S. income tax examinations for years before 2007.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact to the Company.

The Organization Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025. Pillar 2 did not have a material impact to our consolidated financial statements for the year ended December 31, 2024.

On December 18, 2023, Bermuda enacted a 15% corporate income tax regime (the “Bermuda CIT”) that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025. As a result of the Bermuda CIT, the Company’s exemption from Bermuda corporate income taxes will cease in 2025. With the enactment of the Bermuda CIT in 2023, the Company underwent an analysis to determine the tax impacts to its consolidated financial statements. Bermuda CIT allows for a beginning net operating loss balance related to the five years preceding the effective date of Bermuda CIT. As of December 31, 2024, we have recorded a deferred tax asset of $206.9 million for the Bermuda net operating losses generated from 2020 through 2024 with an offsetting valuation allowance of $206.9 million.

Note 11 Shareholders’ Equity

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

From time to time, treasury shares may be reissued subject to applicable securities law limitations. When shares are reissued, we use the weighted-average-cost method for determining cost. The difference between the cost of the shares and the issuance price is added to or deducted from our capital in excess of par value account. No shares have been reissued during 2024, 2023 or 2022.

Common stock warrants

On May 27, 2021, the Board declared a distribution of warrants to purchase its common shares (the “Warrants”) to holders of the Company’s common shares. Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3.2 million Warrants on June 11, 2021 to shareholders of record as of June 4, 2021. As of December 31, 2024, 2.5 million Warrants remain outstanding and 1.1 million common shares have been issued in settlement of exercises of Warrants.

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

The Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the Warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. On December 31, 2024 and 2023, the fair value of the Warrants was approximately $9.0 million and $25.9 million, respectively. During the years ended December 31, 2024, 2023 and 2022, approximately $16.9 million of gain, $54.7 million of gain and $99.2 million of loss has been recognized for the change in the liability and included in Other, net in our consolidated statements of income (loss), respectively.

Note 12 Joint Ventures

During 2016, we entered into an agreement with Saudi Aramco to form a new joint venture, SANAD, to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. SANAD, which is equally owned by Saudi Aramco and Nabors, began operations during the fourth quarter of 2017.

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, each with a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests that accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying condensed consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. As of December 31, 2024 and December 31, 2023, the amount included in redeemable noncontrolling interest was $453.3 million and $423.6 million, respectively. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet. The assets and liabilities included in the condensed balance sheet below are (a) assets that can either be used to settle obligations of the VIE or be made available in the future to the equity owners through dividends, distributions or in exchange of the redeemable ownership interests (upon mutual agreement of the owners) or (b) liabilities for which creditors do not have recourse to other assets of Nabors.

The condensed balance sheet of SANAD, as included in our consolidated balance sheet, is presented below.

	December 31,
	2024	2023

	(In thousands)
Assets:
Cash and cash equivalents	$229,442	$281,329
Accounts receivable	111,497	86,461
Other current assets	12,122	12,461
Property, plant and equipment, net	862,031	646,215
Other long-term assets	12,404	25,099
Total assets	$1,227,496	$1,051,565
Liabilities:
Accounts payable	$112,373	$88,432
Accrued liabilities	12,447	10,301
Other liabilities	47,254	38,524
Total liabilities	$172,074	$137,257

Note 13 Related-Party Transactions

Nabors and certain current and former key employees, including Mr. Petrello, entered into split-dollar life insurance agreements, pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in some instances, members of their families. These agreements provide that we are reimbursed for the premium payments upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could be limited to the cash surrender value of the policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $6.6 million related to these policies. The cash surrender value of these policies of approximately $4.7 million and $4.9 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2024 and 2023.

Under the Sarbanes-Oxley Act of 2002, the payment of premiums by Nabors under the agreements could be deemed to be prohibited loans by us to these individuals. Consequently, we have paid no premiums related to our agreements with these individuals since the adoption of the Sarbanes-Oxley Act.

In November 2021, Nabors Energy Transition Corporation (“NETC”), a special purpose acquisition company, commonly referred to as a “SPAC”, co-sponsored by Nabors and Greens Road Energy LLC, completed its initial public offering of 27,600,000 units.  Greens Road Energy LLC is owned by certain members of Nabors’ board of directors and management team.  Simultaneously with the closing of the IPO, NETC completed the private sale of an aggregate of 13,730,000 warrants with a fair value of $1 per warrant, of which 6,288,500 warrants were purchased by related parties including certain Nabors board members, officers and employees, with the remainder being purchased by a subsidiary of Nabors. In December 2023, NETC completed a business combination with Vast Renewables Limited (“Vast”). NETC merged with and into a wholly owned subsidiary of Vast and one of our independent directors and an executive joined the board of directors of Vast. See Note 20—Special Purpose Acquisition Companies for additional information.

In July 2023, Nabors Energy Transition Corporation II (“NETC II”) co-sponsored by Nabors and Greens Road Energy II LLC, completed its initial public offering of 30,500,000 units.  Greens Road Energy II LLC is owned by certain members of Nabors’ management team and board members.  Simultaneously with the closing of the IPO, NETC II completed the private sale of an aggregate of 9,540,000 warrants with a fair value of $1 per warrant, of which

4,348,000 warrants were purchased by related parties including certain Nabors officers, directors and employees, with the remainder being purchased by a subsidiary of Nabors. See Note 20—Special Purpose Acquisition Companies for additional information.

Effective May 3, 2024, Nabors Energy Transition Solutions LLC, a Texas limited liability company and wholly owned subsidiary of Nabors transferred certain non-revenue producing energy transition assets to Hexegen LLC, a newly formed Delaware limited liability company. Remington Energy I, LLC, a Texas limited liability company owned and managed by Mr. Petrello (“Remington”) is also a member of and invested in Hexegen with seed capital and industry expertise. Hexegen plans to grow and scale an energy transition business using its members’ contributions. The arrangement provides for profit sharing among its members Nabors and Remington if certain hurdles are overcome and milestones are met and, at the highest level, would provide for a 90:10 split of profits above a defined threshold.

In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our unconsolidated affiliates at market prices. Historically, these transactions primarily related to our former equity method investment in Nabors Arabia. During 2017, our joint venture with Saudi Aramco, SANAD, began operations. As such, we have included transactions with Saudi Aramco effective as of the commencement of operations of SANAD. See Note 12—Joint Ventures. Revenues from business transactions with these affiliated entities totaled $881.8 million, $782.7 million and $682.7 million for 2024, 2023 and 2022, respectively. Additionally, we had accounts receivable from these affiliated entities of $115.9 million and $92.7 million as of December 31, 2024 and 2023.

In addition, Mr. Crane, one of our independent directors, is Chairman and Chief Executive Officer of Crane Capital Group Inc. (“CCG”), an investment company that indirectly owns a majority interest in several operating companies, some of which have provided services to us in the ordinary course of business, including international logistics and electricity. During 2024, 2023 and 2022, we incurred costs for these services of $7.9 million, $13.2 million and $11.4 million, respectively. We had accounts payable to these CCG-related companies of $1.8 million and $2.0 million as of December 31, 2024 and 2023.

Note 14 Commitments and Contingencies

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

Leases

Nabors and its subsidiaries occupy various facilities and lease certain equipment under various lease agreements. Rental expense relating to operating leases with terms greater than 30 days amounted to $15.7 million, $17.2 million and $15.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 19—Leases for more information on the minimum rental commitments under non-cancelable operating leases.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $20.8 million (at December 31, 2024 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We appealed this decision again to the Supreme Court, which again overturned the appeals court’s decision. The case was moved back to the court of appeals, which, once again, reinstated the verdict, failing to abide by the Supreme Court’s ruling. Accordingly, we are appealing once more to the Supreme Court to try to get a final ruling on the matter. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $12.8 million in excess of amounts accrued.

Off-Balance Sheet Arrangements (Including Guarantees)

We are a party to some transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements include the A/R Agreements (see Note 3—Accounts Receivable Purchase and Sales Agreements) and certain agreements and obligations under which we provide financial or performance assurance to third parties. Certain of these financial or performance assurances serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. In addition, we have provided indemnifications, which serve as guarantees, to some third parties. These guarantees include indemnification provided by Nabors to our share transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2025	2026	2027	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$44,073	3,726	5,548	6,561	$59,908

Note 15 Earnings (Losses) Per Share

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Year Ended December 31,
	2024	2023	2022

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss), net of tax	$(87,987)	$49,904	$(307,218)
Less: net (income) loss attributable to noncontrolling interest	(88,097)	(61,688)	(43,043)
Less: deemed dividends to SPAC public shareholders	—	(8,638)	—
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(29,723)	(29,824)	(10,324)
Numerator for basic earnings per share:
Adjusted income (loss), net of tax - basic	$(205,807)	$(50,246)	$(360,585)

Weighted-average number of shares outstanding - basic	9,202	9,159	8,898
Earnings (losses) per share:
Total Basic	$(22.37)	$(5.49)	$(40.52)
DILUTED EPS:
Adjusted income (loss), net of tax - diluted	$(205,807)	$(50,246)	$(360,585)

Weighted-average number of shares outstanding - diluted	9,202	9,159	8,898
Earnings (losses) per share:
Total Diluted	$(22.37)	$(5.49)	$(40.52)

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

The average number of shares from options and shares related to outstanding Warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Potentially dilutive securities excluded as anti-dilutive	3,388	3,381	3,369

Additionally for the years ended December 31, 2024 and 2023, we excluded 1.2 million common shares from the computation of diluted shares related to the conversion of the 1.75% senior exchangeable notes due June 2029, because their effect would be anti-dilutive under the if-converted method, respectively.

Note 16 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	December 31,
	2024	2023

	(In thousands)
Accrued compensation	$68,776	$58,769
Deferred revenue	30,902	29,233
Other taxes payable	33,446	41,322
Workers’ compensation liabilities	6,588	6,588
Interest payable	66,300	57,607
Litigation reserves	10,493	19,924
Other accrued liabilities	7,254	16,797
	$223,759	$230,240

Investment income (loss) includes the following:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Interest and dividend income	$39,097	$45,900	$15,474
Gains (losses) on marketable securities	(384)	(2,080)	(482)
	$38,713	$43,820	$14,992

Other, net includes the following:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Losses on sales, disposals and involuntary conversions of long-lived assets	$26,358	$13,923	$7,350
Transaction related costs	6,763	—	—
Other than temporary impairment on securities	26,080	8,293	—
Energy transition initiatives	1,260	6,502	—
Warrant and derivative valuation	(16,894)	(54,948)	95,876
Litigation expenses and reserves	6,284	26,451	15,160
Foreign currency transaction losses	28,149	37,285	6,689
Loss (gain) on debt buyback	14,857	(25,274)	(4,597)
Other losses (gains)	13,959	(12,958)	6,621
	$106,816	$(726)	$127,099

The changes in accumulated other comprehensive income (loss), by component, include the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2023	$2	$(3,767)	$(7,273)	$(11,038)
Other comprehensive income (loss) before reclassifications	—	—	45	45
Amounts reclassified from accumulated other comprehensive income (loss)	—	161	—	161
Net other comprehensive income (loss)	—	161	45	206
As of December 31, 2023	$2	$(3,606)	$(7,228)	$(10,832)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2024	$2	$(3,606)	$(7,228)	$(10,832)
Other comprehensive income (loss) before reclassifications	—	—	256	256
Amounts reclassified from accumulated other comprehensive income (loss)	—	162	—	162
Net other comprehensive income (loss)	—	162	256	418
As of December 31, 2024	$2	$(3,444)	$(6,972)	$(10,414)
(1)	All amounts are net of tax.

The line items that were reclassified to net income include the following:

Line item in consolidated statement of income (loss)

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
General and administrative expenses	210	209	208
Total income (loss) before income tax	(210)	(209)	(208)
Tax expense (benefit)	(48)	(48)	(48)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(162)	$(161)	$(160)

Supplemental cash flow information includes the following:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Cash paid for income taxes (refunded), net	$73,799	$49,486	$29,191
Cash paid for interest, net of capitalized interest	$198,561	$186,923	$189,755
Net change in accounts payable related to capital expenditures	$41,721	$10,363	$8,615

(1)

Note 17 Segment Information

Our business consists of four reportable segments: U.S. Drilling, International Drilling, Drilling Solutions and Rig Technologies. Our reportable segments include operating segments that have been aggregated based on the nature of the products and services provided. The accounting policies of the segments are the same as those described in Note 2—Summary of Significant Accounting Policies. Inter-segment sales are recorded at cost or cost plus a profit margin. Management’s determination of our reporting segments was made on the basis of our strategic priorities within each segment and the differences in the products and services we provide. The reportable segments results are reviewed regularly by the chief operating decision maker (“CODM”), who is our Chairman and Chief Executive Officer, in deciding how to allocate resources and assess performance. Our CODM evaluates the segments’ operating performance based on adjusted operating income (loss), defined as net income (loss) before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), and other, net.

The following tables sets forth financial information with respect to our reportable operating segments:

	Year Ended
	December 31, 2024

	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$1,028,122	$1,446,092	$314,071	$201,677	$2,989,962	$(59,836)	$2,930,126
Direct costs	(554,527)	(941,118)	(151,387)	(138,936)	(1,785,968)	43,557	(1,742,411)
Depreciation and amortization	(272,559)	(328,924)	(19,988)	(9,200)	(630,671)	(2,737)	(633,408)
Other segment expenses (2)	(24,755)	(68,192)	(30,309)	(33,298)	(156,554)	(149,826)	(306,380)
Total adjusted operating income (loss)	$176,281	$107,858	$112,387	$20,243	416,769	$(168,842)	247,927

Capital expenditures	$110,822	$459,175	$17,787	$5,767	$593,551	$16,176	$609,727

	Year Ended
	December 31, 2023

	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$1,207,629	$1,345,249	$301,757	$242,768	$3,097,403	$(91,422)	$3,005,981
Direct costs	(647,251)	(892,182)	(145,139)	(181,644)	(1,866,216)	75,836	(1,790,380)
Depreciation and amortization	(271,310)	(347,786)	(18,634)	(7,865)	(645,595)	301	(645,294)
Other segment expenses (2)	(26,715)	(64,413)	(27,027)	(33,730)	(151,885)	(148,559)	(300,444)
Total adjusted operating income (loss)	$262,353	$40,868	$110,957	$19,529	$433,707	$(163,844)	$269,863

Capital expenditures	$136,311	$357,609	$25,721	$21,229	$540,870	$12,038	$552,908

	Year Ended
	December 31, 2022

	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$1,100,614	$1,199,282	$243,349	$195,129	$2,738,374	$(84,608)	$2,653,766
Direct costs	(652,899)	(813,418)	(118,452)	(151,135)	(1,735,904)	69,900	(1,666,004)
Depreciation and amortization	(311,759)	(329,335)	(20,829)	(5,794)	(667,717)	2,645	(665,072)
Other segment expenses (2)	(27,450)	(57,408)	(26,200)	(29,294)	(140,352)	(138,018)	(278,370)
Total adjusted operating income (loss)	$108,506	$(879)	$77,868	$8,906	$194,401	$(150,081)	$44,320

Capital expenditures	$118,017	$222,099	$19,946	$15,660	$375,722	$5,765	$381,487

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss):
Net income (loss)	$(87,987)	$49,904	$(307,218)
Income tax expense (benefit)	56,947	79,220	61,536
Income (loss) before income taxes	$(31,040)	$129,124	$(245,682)
Investment (income) loss	(38,713)	(43,820)	(14,992)
Interest expense	210,864	185,285	177,895
Other, net	106,816	(726)	127,099
Total adjusted operating income (loss) (3)	$247,927	$269,863	$44,320

	December 31,	December 31,
	2024	2023

	(In thousands)
Total assets:
U.S. Drilling	$1,049,650	$1,239,765
International Drilling	2,348,590	2,227,308
Drilling Solutions	79,065	78,472
Rig Technologies	215,225	239,167
Total reportable segments	3,692,530	3,784,712
Other reconciling items (4)	811,771	1,493,253
Total	$4,504,301	$5,277,965
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment and unallocated corporate expenses, assets and capital expenditures.

(2)	Other segment expenses represent general and administrative expenses and research and engineering expenses.

(3)	Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) is provided in the above table.

(4)	Represents corporate-related assets.

The following table sets forth financial information with respect to Nabors’ operations by geographic area based on the location of service provided:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Operating revenues
U.S.	$1,283,785	$1,477,774	$1,323,531
Outside the U.S.	1,646,341	1,528,207	1,330,235
	$2,930,126	$3,005,981	$2,653,766
Property, plant and equipment, net:
U.S.	$1,165,677	$1,304,686	$1,437,333
Outside the U.S.	1,665,280	1,594,042	1,588,767
	$2,830,957	$2,898,728	$3,026,100

During the years ended December 31, 2024, 2023 and 2022, $927.7 million, $821.1 million and $712.8 million of our consolidated operating revenue was from Saudi Arabia. No other individual country outside of the U.S. was material to our consolidated operating revenue during any of the three periods presented.

One customer accounted for approximately 31%, 26% and 26% of our consolidated operating revenues during the years ended December 31, 2024, 2023 and 2022, respectively, and is included primarily in our International Drilling reportable segment.

Note 18 Revenue Recognition

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Year Ended
	December 31, 2024

	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$872,432	$—	$172,832	$83,313	$—	$1,128,577
U.S. Offshore Gulf of Mexico	107,253	—	9,943	—	—	117,196
Alaska	48,437	—	2,447	—	—	50,884
Canada	—	—	1,847	6,331	—	8,178
Middle East & Asia	—	1,002,350	51,222	91,344	—	1,144,916
Latin America	—	360,092	74,225	14,310	—	448,627
Europe, Africa & CIS	—	83,650	1,555	6,379	—	91,584
Eliminations & other	—	—	—	—	(59,836)	(59,836)
Total	$1,028,122	$1,446,092	$314,071	$201,677	$(59,836)	$2,930,126

	Year Ended
	December 31, 2023
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$1,052,274	$—	$196,252	$121,958	$—	$1,370,484
U.S. Offshore Gulf of Mexico	118,218	—	11,147	—	—	129,365
Alaska	37,137	—	1,733	—	—	38,870
Canada	—	—	1,522	7,270	—	8,792
Middle East & Asia	—	943,285	44,896	93,032	—	1,081,213
Latin America	—	341,470	44,422	11,162	—	397,054
Europe, Africa & CIS	—	60,494	1,785	9,346	—	71,625
Eliminations & other	—	—	—	—	(91,422)	(91,422)
Total	$1,207,629	$1,345,249	$301,757	$242,768	$(91,422)	$3,005,981

	Year Ended
	December 31, 2022
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$913,932	$—	$157,709	$111,197	$—	$1,182,838
U.S. Offshore Gulf of Mexico	122,536	—	10,665	—	—	133,201
Alaska	64,146	—	1,734	—	—	65,880
Canada	—	—	1,521	5,726	—	7,247
Middle East & Asia	—	805,944	41,257	64,739	—	911,940
Latin America	—	309,320	29,515	1,503	—	340,338
Europe, Africa & CIS	—	84,018	948	11,964	—	96,930
Eliminations & other	—	—	—	—	(84,608)	(84,608)
Total	$1,100,614	$1,199,282	$243,349	$195,129	$(84,608)	$2,653,766

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In thousands)
As of December 31, 2023	$397,051	$8,434	$2,980	$20,295	$1,969
As of December 31, 2024	$433,562	$17,510	$9,742	$24,002	$13,424

Approximately 69% of the contract liability balance at the beginning of the period was recognized as revenue during 2024 and 18% is expected to be recognized in 2025. The remaining 13% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2026 or thereafter.

Additionally, 34% of the contract asset balance at the beginning of the period was recognized as expense during 2024 and 34% is expected to be recognized in 2025. The remaining 32% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2026 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

Note 19 Leases

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

Lease Position

The table below presents the lease related assets and liabilities recorded on our condensed consolidated balance sheet:

		Year Ended December 31,
		2024	2023

	Classification on the Balance Sheet	(In thousands)
Assets
Operating lease assets	Other long-term assets	$28,688	$30,650
Total lease assets		$28,688	$30,650

Liabilities
Current liabilities:
Operating lease liabilities	Current lease liabilities	$6,768	$5,423
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	$22,145	$25,713
Total lease liabilities		$28,913	$31,136

Lease Costs

The table below presents certain information related to the lease costs for our operating leases:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Operating lease cost	7,941	9,688	10,047
Short-term lease cost	763	150	596
Variable lease cost	25	39	115
Total lease cost	$8,729	$9,877	$10,758

Other Information

The table below presents supplemental cash flow information related to leases:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,941	$9,688	$10,047

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases:

	Year Ended December 31,
	2024	2023

Weighted-average remaining lease term - operating leases	5.57	6.44
Weighted-average discount rate - operating leases	7.25%	6.82%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet:

December 31, 2024
(In thousands)
2025	$8,568
2026	8,071
2027	5,966
2028	2,766
2029	2,699
Thereafter	6,487
Total undiscounted lease liability	34,557
Less: amount of lease payments representing interest	(5,644)
Long-term lease obligations	$28,913

Note 20 Special Purpose Acquisition Companies

As of December 31, 2024 Nabors is the co-sponsor of a SPAC. The SPAC is a consolidated VIE included in the accompanying consolidated financial statements under Restricted cash held in trust and Redeemable noncontrolling interest in subsidiary. The SPAC’s funds are held in an interest-bearing U.S. based trust account (“Trust Account”) and are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invests only in direct U.S. government treasury obligations. The funds in the trust account will only be released to the SPAC upon completion by the SPAC of a business combination or in connection with redemptions of any of the redeemable common shares, except with respect to interest earned on the funds which may be withdrawn to pay the SPAC’s taxes.

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

In December 2023, NETC and Vast completed the business combination.  Our equity method investment, the Vast Warrants and the Vast Earnout Shares were all recorded at fair market value at the time of closing, and the financial statements of NETC were deconsolidated from the Nabors consolidated financial statements.  The impact of this transaction and subsequent application of equity method of accounting for our investment in Vast, and the fair value accounting for the Vast Warrants and Vast Earnout Shares, was a net gain for the quarter ended December 31, 2023, of approximately $7.2 million, which is included in the accompanying consolidated income statement under Other, net.  The Vast Warrants and Vast Earnout Shares are marked to market on an ongoing basis.

During the year ended December 31, 2024, approximately $15.4 million of impairment loss was recognized as we determined that the fair value of our Vast investment was below carrying value for a prolonged period of time resulting in the impairment. This impairment has been included in Other, net in our consolidated statements of income (loss). See Note 5 — Fair Value Measurements for additional information.

The following table summarizes NETC’s effects on changes in non-controlling interest subject to possible redemption.

2023
(In thousands)
Balance, beginning of year	$284,841
Net earnings	5,540
Nabors deemed dividends to SPAC public shareholders	3,055
Noncontrolling interest deemed dividends to SPAC public shareholders	1,774
Redemptions and distributions of Trust Account	(295,210)
Balance as of December 31	$—

NETC II

In July 2023, NETC II co-sponsored by Nabors and Greens Road Energy II LLC, completed its initial public offering of 30,500,000 units at $10.00 per unit, generating gross proceeds of approximately $305.0 million. Greens Road Energy II LLC is owned by certain members of Nabors’ management team and board members. Simultaneously with the closing of the IPO, NETC II completed the private sale of an aggregate of 9,540,000 warrants for an aggregate value of $9.5 million and issued unsecured promissory notes for an aggregate amount of $3.1 million. As part of the initial public offering of NETC II and subsequent private placement warrant transactions, $308.1 million was deposited in a Trust Account on July 18, 2023. As of December 31, 2024 and 2023, the Trust Account balance was $331.8 million and $315.5 million, respectively.

Approximately $331.8 million and $315.5 million of non-controlling interest subject to possible redemption is presented at full redemption value as temporary equity, outside of the stockholders’ equity section in the accompanying consolidated financial statements as of December 31, 2024 and 2023, respectively.

The following table summarizes NETC II’s effects on changes in non-controlling interest subject to possible redemption.

	2024	2023

	(In thousands)
Balance, beginning of year	$315,488	$—
Initial public offering	—	294,474
Net earnings	16,293	7,438
Nabors deemed dividends to SPAC public shareholders	—	5,583
Noncontrolling interest deemed dividends to SPAC public shareholders	—	7,993
Balance as of December 31	$331,781	$315,488

Subsequent to year-end, on February 11, 2025, NETC II entered into a definitive agreement for a business combination with e2Companies LLC, a leading provider of integrated solutions for on-site power generation, distribution and energy cost-optimization. Completion of the proposed transaction is subject to customary closing conditions.

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

PricewaterhouseCoopers LLP has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which is included in Part II, Item 8 of this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)	None.

(b)	None.

(c) During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be contained in the definitive Proxy Statement to be distributed in connection with our 2025 annual general meeting of shareholders under the captions “Director Nominees,” “Election of Directors”, “Other Executive Officers”, “Meetings of the Board and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this document by reference.

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

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of securities of Nabors by directors, officers and employees that we believe are reasonable designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. Our insider trading policy states, among other things, that our directors, officers and employees are prohibited from trading in such securities while in possession of material, nonpublic information. The forgoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy filed as an exhibit to this Annual Report on Form 10-K.

On June 19, 2024, we filed with the New York Stock Exchange the Annual CEO Certification regarding our compliance with the New York Stock Exchange’s Corporate Governance listing standards as required by Section 303A-12(a) of the New York Stock Exchange’s Listed Company Manual.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item will be contained in various sections of our definitive Proxy Statement to be distributed in connection with our 2025 annual general meeting of shareholders, including under the captions “Compensation Discussion and Analysis,” “2024 Summary Compensation Table,” “2024 Grants of Plan-Based Awards,” “2024 Outstanding Equity Awards at Fiscal Year End,” “2024 Option Exercises and Shares Vested,” “2024 Non-Qualified Deferred Compensation,” “Required Pay-Ratio Disclosure,” “Pay v. Performance,” “2024 Potential Payouts upon Termination or Change in Control,” “Non-Employee Director Compensation,” “Risk Assessment,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and except as specified in the following sentence, is incorporated into this document by reference. Information in our definitive Proxy Statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Compensation Committee Report, is not deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2025 annual general meeting of shareholders, including under the captions “Share Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated into this document by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2025 annual general meeting of shareholders, including under the captions “Certain Relationships and Related Transactions” and “Overview of Key Governance Topics – Director Independence,” is incorporated into this document by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2025 annual general meeting of shareholders, including under the caption “Independent Auditor Fees” and is incorporated into this document by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements

(2)	Financial Statement Schedule

Page No.
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2024, 2023 and 2022	95

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

ITEM 16. FORM 10-K SUMMARY

None.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2024, 2023 and 2022

		Charged to
	Balance at	Costs and	Charged to		Balance at
	Beginning	Other	Other		End of
	of Period	Deductions	Accounts	Deductions	Period

	(In thousands)
2024
Allowance for doubtful accounts	$52,864	4,688	(326)	(1)	$57,225
Inventory reserve	$23,902	364	—	42	$24,308
Valuation allowance on deferred tax assets	$3,962,200	—	(136,649)	—	$3,825,551
2023
Allowance for doubtful accounts	$52,895	(56)	56	(31)	$52,864
Inventory reserve	$23,038	864	—	—	$23,902
Valuation allowance on deferred tax assets	$3,839,885	—	122,315	—	$3,962,200
2022
Allowance for doubtful accounts	$67,291	929	(192)	(15,133)	$52,895
Inventory reserve	$21,931	1,107	—	—	$23,038
Valuation allowance on deferred tax assets	$3,754,207	—	85,678	—	$3,839,885

Exhibit Index

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of October 14 2024, by and among Nabors Industries Ltd., Nabors SubA Corporation, Parker Drilling Company and Värde Partners, Inc., solely in its capacity as the Stockholder Representative (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on October 15, 2024).

2.2

Voting and Support Agreement, dated as of October 14, 2024, by and among the Supporting Stockholders and Nabors (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on October 15, 2024).

2.3

Form of Voting and Lock-Up Agreement, dated as of October 14, 2024, by and among certain Supporting Stockholders and Nabors (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on October 15, 2024).

2.4

Form of Voting and Lock-Up Agreement, dated as of October 14, 2024, by and among certain Supporting Stockholders and Nabors (incorporated by reference to Exhibit 2.4 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on October 15, 2024).

2.5

Form of Voting and Lock-Up Agreement, dated as of October 14, 2024, by and among certain Supporting Stockholders and Nabors (incorporated by reference to Exhibit 2.5 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on October 15, 2024).

2.6

Form of Voting and Lock-Up Agreement, dated as of October 14, 2024, by and among certain Supporting Stockholders and Nabors (incorporated by reference to Exhibit 2.6 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on October 15, 2024).

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

4.4

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

Exhibit No.	Description
4.5

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

4.6

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

4.7

Indenture, dated as of July 22, 2024 by and among Nabors Industries, Inc., as Issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee with respect to Nabors Industries, Inc.’s 8.875% Senior Guaranteed Notes due 2031 (incorporated by reference to Exhibit 4.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on July 22, 2024).

10.1

Shareholders’ Agreement, dated October 31, 2016, between Saudi Aramco Development Company and Nabors International Netherlands B.V. (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 28, 2017).

10.2

Amended & Restated Credit Agreement, dated June 17, 2024 among Nabors Industries, Inc., as Borrower, Nabors Industries Ltd., as Holdings, the other Guarantors from time to time party thereto, the Issuing Banks and other Lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10. 1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on June 17, 2024).**

10.3

Receivables Purchase Agreement dated as of September 13, 2019, by and among Nabors A.R.F., LLC, certain operating subsidiaries of Nabors Industries Ltd., and Nabors Industries, Inc., (incorporated by reference to Exhibit 10.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on September 18, 2019).

10.3(a)

Receivables Sale Agreement dated as of September 13, 2019, by and among Nabors A.R.F., LLC, Nabors Industries, Inc., the purchasers party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on September 18, 2019).

10.3(b)

First Amendment to the Receivables Purchase Agreement, dated as of July 13, 2021, by and among Nabors A.R.F., LLC, Nabors Industries, Inc., Arab Banking Corporation B.S.C. New York Branch, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on July 16, 2021).

10.3(c)

Third Amendment to the Receivables Purchase Agreement, dated as of June 27, 2022, by and among Nabors A.R.F., LLC, Nabors Industries, Inc., Arab Banking Corporation B.S.C. New York Branch, Nomura Corporate Funding Americas, LLC, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on June 27, 2022).

10.3(d)

Indemnification Agreement, dated as of September 13, 2019, between Nabors Industries Ltd. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on September 18, 2019).

10.4(+)

Executive Employment Agreement by and among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello, effective as of January 1, 2013 (incorporated by reference to Exhibit 99.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on March 11, 2013).

10.4(a)(+)

First Amendment to Executive Employment Agreement, dated December 19, 2014, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on December 19, 2014).

Exhibit No.	Description
10.4(b)(+)

Second Amendment to Executive Employment Agreement, dated as of June 5, 2015, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on June 8, 2015).

10.4(c)(+)

Third Amendment to Executive Employment Agreement, dated as of December 31, 2015, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on January 5, 2016).

10.4(d)(+)

Fourth Amendment to Executive Employment Agreement, dated June 10, 2016, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on June 13, 2016).

10.4(e)(+)

Fifth Amendment to Executive Employment Agreement, dated October 15, 2018, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on November 7, 2018).

10.4(f)(+)

Sixth Amendment to Executive Employment Agreement, dated December 31, 2018, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 4, 2019).

10.4(g)(+)

Seventh Amendment to Executive Employment Agreement, dated January 2, 2020, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

10.4(h)(+)

Eighth Amendment to Executive Employment Agreement, dated April 6, 2020, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 00132657) filed with the SEC on April 9, 2020).

10.5(+)

Amended and Restated Executive Employment Agreement, dated January 2, 2020, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

10.5(a)(+)

First Amendment to Amended and Restated Employment Agreement, dated April 6, 2020, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 00132657) filed with the SEC on April 9, 2020).

10.5(b)(+)

Second Amendment to Amended and Restated Executive Employment Agreement, dated January 1, 2022, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 6, 2022).

10.6(+)

Form of Indemnification Agreement entered into between Nabors Industries Ltd. and the directors and executive officers (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K (File No. 000-49887) filed with the SEC on March 31, 2003).

10.7(+)	Form of Director Cash Award Agreement (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on August 4, 2020).
10.8(+)

Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (amended on May 2, 2003) (incorporated by reference to Exhibit 10.29 to our Form 10-Q (File No. 000-49887) filed with the SEC on May 12, 2003).

10.8(a)(+)

Form of Stock Option Agreement to the Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.9(+)	Nabors Industries Ltd. Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of our Proxy Statement (File No. 001-32657) filed with the SEC on May 4, 2006).
10.9(a)(+)	Form of Stock Option Agreement—Petrello/Isenberg (incorporated by reference to Exhibit 10.03 to our Current Report on Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).

Exhibit No.	Description
10.9(b)(+)	Form of Stock Option Agreement—Others (incorporated by reference to Exhibit 10.04 to our Current Report on Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).
10.10(+)

Amended and Restated Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Annex B to Nabors Industries Ltd.’s Definitive Proxy Statement (File No. 001-32657) filed with the SEC on April 23, 2020).

10.10(a)(+)

Form of Nabors Industries Ltd. TSR Stock Agreement – Anthony G. Petrello (2020), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on August 4, 2020).

10.10(b)(+)

Form of Nabors Corporate Services, Inc. TSR Stock Agreement – Anthony G. Petrello (2020), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on August 4, 2020).

10.10(c)(+)

Form of Nabors Industries Ltd. TSR Stock Agreement – William Restrepo (2020), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q (File no. 001-32657) filed with the SEC on August 4, 2020).

10.10(d)(+)

Form of Nabors Corporate Services, Inc. TSR Stock Agreement – William Restrepo (2020), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q (File no. 001-32657) filed with the SEC on August 4, 2020).

10.10(e)(+)

Form of CEO Performance-Based Restricted Stock Unit Agreement (2021), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2021).

10.10(f)(+)

Form of CFO Performance-Based Restricted Stock Unit Agreement (2021), pursuant to the Amended and Restated 2016 Stock Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2021).

10.10(g)(+)

Form of Restricted Stock Agreement – Directors, pursuant to the Amended and Restated Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 (File No. 333-239325) filed with the SEC on June 19, 2020).

10.10(h)(+)

Form of Restricted Stock Agreement – Others, pursuant to the Amended and Restated Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-8 (File No. 333-239325) filed with the SEC on June 19, 2020).

10.10(i)(+)

Form of Restricted Stock Agreement – Others, pursuant to the Amended and Restated Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on July 28, 2023).

10.10(j)(+)

Form of Restricted Stock Agreement – Others, pursuant to the Amended and Restated Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 001-32657 ) filed with the SEC on July 28, 2023).

10.10(k)(+)

Form of Stock Option Agreement – Others, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(b) to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.10(l)(+)

Form of Nabors Industries Ltd. TSR Grant Agreement – Executive, pursuant to the 2016 Stock Plan and the 2013 Stock Plan (incorporated by reference to Exhibit 10.15(n) to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 28, 2019).

10.10(m)(+)

Form of Nabors Corporate Services, Inc. TSR Grant Agreement – Executive, pursuant to the 2016 Stock Plan and the 2013 Stock Plan (incorporated by reference to Exhibit 10.15(o) to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 28, 2019).

10.10(n)(+)

Form of Nabors Industries Ltd. TSR Stock Grant Agreement – Anthony G. Petrello (2020) (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

Exhibit No.	Description
10.10(o)(+)

Form of Nabors Corporate Services, Inc. TSR Stock Grant Agreement – Anthony G. Petrello (2020) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

10.10(p)(+)

Form of CEO Performance Based Stock Restricted Unit Agreement (2020) (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

10.10(q)(+)

Form of CFO Performance Based Stock Restricted Unit Agreement (2020) (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

10.10(r)(+)

Form of CEO Performance Based Restricted Stock Unit Agreement (2022) (incorporated by reference to Exhibit 10.14(p) to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 18, 2022).

10.10(s)(+)

Form of CFO Performance Based Restricted Stock Unit Agreement (2022) (incorporated by reference to Exhibit 10.14(q) to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 18, 2022).

10.10(t)(+)

Form of CEO Performance Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on July 28, 2023).

10.10(u)(+)	Form of CFO Performance Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on July 28, 2023).
10.10(v)(+)

Form of CEO Long-Term Performance-Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on July 28, 2023).

10.10(w)(+)	Form of CFO Performance Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on July 28, 2023).
10.10(x)(+)	Form of CEO TSR Stock Grant Agreement (2022) (incorporated by reference to Exhibit 10.14(r) to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 18, 2022).
10.10(y)(+)	Form of CFO TSR Stock Grant Agreement (2022) (incorporated by reference to Exhibit 10.14(s) to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 18, 2022).
10.11(+)

Nabors Industries, Inc. Executive Deferred Compensation Plan (as Amended and Restated Effective as of April 1, 2017) (incorporated by reference to Exhibit 10.3(a) to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.11(a)(+)

Amendment No. 1 to Nabors Industries, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on November 1, 2019).

10.11(b)(+)

Form of Deferred Bonus Agreement under the Nabors Industries, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3(b) to our Current Report on Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.12(+)

Nabors Industries, Inc. Deferred Compensation Plan (as Amended and Restated Effective as of January 1, 2017) (incorporated by reference to Exhibit 10.4 to our Current Report on Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.12(a)(+)

Amendment No. 1 to Nabors Industries, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on November 1, 2019).

10.12(b)(+)

Amendment No. 2 to Nabors Industries, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on November 1, 2019).

Exhibit No.	Description
10.13

Amending Agreement, dated July 29, 2021, by and among Nabors Drilling Canada Limited, Nabors Industries Ltd., and HSBC Canada Bank (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on August 2, 2021).

19.1	Insider Trading Policy. *
21	Significant Subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer.*
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Chairman, President and Chief Executive Officer and William Restrepo, Chief Financial Officer.*

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 12, 2024.
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Date:	February 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY G. PETRELLO	Chairman, President and Chief Executive Officer	February 13, 2025
Anthony G. Petrello

/s/ WILLIAM RESTREPO
William Restrepo	Chief Financial Officer	February 13, 2025

/s/ TANYA S. BEDER
Tanya S. Beder	Director	February 13, 2025

/s/ ANTHONY R. CHASE
Anthony R. Chase	Director	February 13, 2025

/s/ JAMES R. CRANE
James R. Crane	Director	February 13, 2025

/s/ MICHAEL C. LINN
Michael C. Linn	Director	February 13, 2025

/s/ JOHN P. KOTTS
John P. Kotts	Director	February 13, 2025

/s/ JOHN YEARWOOD
John Yearwood	Director	February 13, 2025