Form 10-Q
period 2025-03-31
NABORS INDUSTRIES LTD
filed 2025-05-09
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

The number of common shares, par value $.05 per share, outstanding as of May 5, 2025 was 15,699,567, excluding 1,161,283 common shares held by our subsidiaries, or 14,538,284 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024

	(In thousands, except for
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$396,470	$389,652
Short-term investments	7,639	7,647
Accounts receivable, net of allowance of $56,611 and $57,225, respectively	549,626	387,970
Inventory, net	117,049	129,979
Other current assets	128,034	84,289
Total current assets	1,198,818	999,537
Property, plant and equipment, net	3,074,789	2,830,957
Restricted cash held in trust	335,149	331,781
Deferred income taxes	277,464	216,296
Other long-term assets	163,464	125,730
Total assets (1)	$5,049,684	$4,504,301
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$375,440	$321,030
Accrued liabilities	259,092	223,759
Income taxes payable	20,109	20,360
Current lease liabilities	13,004	6,768
Total current liabilities	667,645	571,917
Long-term debt	2,685,169	2,505,217
Other long-term liabilities	247,202	218,343
Deferred income taxes	4,291	2,486
Total liabilities (1)	3,604,307	3,297,963
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest in subsidiary	795,643	785,091

Shareholders’ equity:
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 15,695 and 10,661, respectively	785	533
Capital in excess of par value	3,734,480	3,552,756
Accumulated other comprehensive income (loss)	(10,530)	(10,414)
Retained earnings (accumulated deficit)	(2,066,324)	(2,092,128)
Less: treasury shares, at cost, 1,161 and 1,161 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	342,660	134,996
Noncontrolling interest	307,074	286,251
Total equity	649,734	421,247
Total liabilities and equity	$5,049,684	$4,504,301
(1)	The condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 include assets and liabilities of variable interest entities. See Note 4—Joint Ventures and Note 14—Special Purpose Acquisition Company for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$736,186	$733,704
Investment income (loss)	6,596	10,201
Total revenues and other income	742,782	743,905

Costs and other deductions:
Direct costs	447,300	437,077
General and administrative expenses	68,506	61,751
Research and engineering	14,035	13,863
Depreciation and amortization	154,638	157,685
Interest expense	54,326	50,379
Gain on bargain purchase	(112,999)	—
Other, net	44,790	16,108
Total costs and other deductions	670,596	736,863
Income (loss) before income taxes	72,186	7,042
Income tax expense (benefit):
Current	9,684	9,668
Deferred	5,323	6,376
Total income tax expense (benefit)	15,007	16,044
Net income (loss)	57,179	(9,002)
Less: Net (income) loss attributable to noncontrolling interest	(24,191)	(25,331)
Net income (loss) attributable to Nabors	$32,988	$(34,333)

Earnings (losses) per share:
Basic	$2.35	$(4.54)
Diluted	$2.18	$(4.54)

Weighted-average number of common shares outstanding:
Basic	10,460	9,176
Diluted	11,671	9,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Net income (loss) attributable to Nabors	$32,988	$(34,333)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(157)	(134)
Pension liability amortization and adjustment	53	53
Other comprehensive income (loss), before tax	(104)	(81)
Income tax expense (benefit) related to items of other comprehensive income (loss)	12	12
Other comprehensive income (loss), net of tax	(116)	(93)
Comprehensive income (loss) attributable to Nabors	32,872	(34,426)
Comprehensive income (loss) attributable to noncontrolling interest	24,191	25,331
Comprehensive income (loss)	$57,063	$(9,095)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$57,179	$(9,002)
Adjustments to net income (loss):
Depreciation and amortization	154,638	157,685
Deferred income tax expense (benefit)	5,323	6,376
Impairments and other charges	26,456	—
Amortization of debt discount and deferred financing costs	2,136	2,266
Bargain purchase gain	(112,999)	—
Losses (gains) on debt buyback	—	2,576
Losses (gains) on sale of long-lived assets, net	(4,125)	4,600
Share-based compensation	4,133	4,155
Foreign currency transaction losses (gains), net	69	11,394
Mark-to-market (gain) loss on warrants	(4,212)	(5,679)
Other	1,127	543
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(29,711)	(67,201)
Inventory	10,696	(2,046)
Other current assets	(6,432)	(2,548)
Other long-term assets	373	665
Trade accounts payable and accrued liabilities	(8,575)	8,625
Income taxes payable	(4,080)	3,810
Other long-term liabilities	(4,261)	(8,980)
Net cash provided by (used for) operating activities	87,735	107,239
Cash flows from investing activities:
Purchase of investments	(183)	(7,544)
Cash acquired in stock based business combination, net of cash paid	84,429	—
Capital expenditures	(164,952)	(104,627)
Proceeds from sales of assets	5,791	5,502
Other	(5)	40
Net cash (used for) provided by investing activities	(74,920)	(106,629)
Cash flows from financing activities:
Reduction in debt	(177,807)	(631,043)
Debt issuance costs	—	(1,343)
Proceeds from revolving credit facilities	263,000	75,000
Reduction in revolving credit facilities	(85,000)	(75,000)
Payments for employee taxes on net settlement of equity awards	(2,151)	(2,634)
Dividends to common and preferred shareholders	—	(87)
Net cash (used for) provided by financing activities	(1,958)	(635,107)
Effect of exchange rate changes on cash and cash equivalents	(420)	(5,910)
Net increase (decrease) in cash and cash equivalents and restricted cash	10,437	(640,407)
Cash and cash equivalents and restricted cash, beginning of period	722,960	1,374,182
Cash and cash equivalents and restricted cash, end of period	$733,397	$733,775

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	389,652	1,057,487
Restricted cash, beginning of period	333,308	316,695
Cash and cash equivalents and restricted cash, beginning of period	$722,960	$1,374,182

Cash and cash equivalents, end of period	396,470	412,864
Restricted cash, end of period	336,927	320,911
Cash and cash equivalents and restricted cash, end of period	$733,397	$733,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated	Retained
	Common Shares		in Excess	Other	Earnings		Non-
		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of December 31, 2023	10,556	$527	$3,538,896	$(10,832)	$(1,886,226)	$(1,315,751)	$215,396	$542,010
Net income (loss)	—	—	—	—	(34,333)	—	25,331	(9,002)
Other comprehensive income (loss), net of tax	—	—	—	(93)	—	—	—	(93)
Share-based compensation	178	9	4,155	—	—	—	—	4,164
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(4,242)	(4,242)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(7,283)	—	—	(7,283)
Other	(32)	(1)	(2,642)	—	(88)	—	—	(2,731)
As of March 31, 2024	10,702	$535	$3,540,409	$(10,925)	$(1,927,930)	$(1,315,751)	$236,485	$522,823

As of December 31, 2024	10,661	$533	$3,552,756	$(10,414)	$(2,092,128)	$(1,315,751)	$286,251	$421,247
Net income (loss)	—	—	—	—	32,988	—	24,191	57,179
Share issuance related to Parker acquisition	4,800	239	179,741	—	—	—	—	179,980
Other comprehensive income (loss), net of tax	—	—	—	(116)	—	—	—	(116)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(3,368)	(3,368)
Share-based compensation	279	14	4,133	—	—	—	—	4,147
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(7,184)	—	—	(7,184)
Other	(45)	(1)	(2,150)	—	—	—	—	(2,151)
As of March 31, 2025	15,695	$785	$3,734,480	$(10,530)	$(2,066,324)	$(1,315,751)	$307,074	$649,734

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

Our business portfolio is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies. We provide performance tools, directional drilling services, tubular running services and innovative technologies for our own rig fleet and those operated by third parties. In addition, we design and manufacture advanced drilling equipment and provide drilling rig instrumentation. Also, we have a portfolio of technologies designed to drive energy efficiency and emissions reductions for both ourselves and third-party customers.

With operations in over 20 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of March 31, 2025 included:

●	288 actively marketed rigs for land-based drilling operations in the United States and various countries throughout the world; and

●	30 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

The short- and long-term implications of the military hostilities between Russia and Ukraine, which began in early 2022, remain difficult to predict. We continue to actively monitor this dynamic situation and evaluate the potential impact to our operations from sanctions that have been imposed against Russia by the United States, United Kingdom, the European Union, and other governments. As of March 31, 2025 and December 31, 2024, 0.0% and 0.7% of our property, plant and equipment, net was located in Russia, respectively. For the three months ending March 31, 2025 and 2024, 0.6% and 0.8% of our operating revenues were from operations in Russia, respectively. During the three months ended March 31, 2025, we recognized impairment charges of approximately $26.5 million related to the net carrying value of International Drilling and Rig Technologies assets located in Russia. The impairment charges are included in Other, net in our consolidated statements of income (loss). We currently have no assets or operations in Ukraine.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) applicable to interim reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “Commission”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly our financial position as of March 31, 2025 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the three months ended March 31, 2025 may not be indicative of results that will be realized for the full year ending December 31, 2025.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of Nabors, as well as all majority-owned and non-majority owned subsidiaries consolidated in accordance with U.S. GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

In addition to the consolidation of our majority owned subsidiaries, we also consolidate variable interest entities (“VIE”) when we are determined to be the primary beneficiary of a VIE. Determination of the primary beneficiary of a VIE is based on whether an entity has (a) the power to direct activities that most significantly impact the economic performance of the VIE and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE. Our joint venture, SANAD, which is equally owned by Saudi Aramco and Nabors, has been consolidated. As we have the power to direct activities that most significantly impact SANAD’s economic performance, including operations, maintenance and certain sourcing and procurement, we have determined Nabors to be the primary beneficiary. See Note 4—Joint Ventures. Also, we are the co-sponsor of a special purpose acquisition company (the “SPAC”) and have determined it is a VIE. Nabors is the primary beneficiary of the SPAC as we have the power to direct activities, the right to receive benefits and the obligation to absorb losses. Therefore, the SPAC has been consolidated. See Note 14—Special Purpose Acquisition Company.

On March 11, 2025, we completed our acquisition (the “Parker acquisition”) of Parker Drilling Company (“Parker”) resulting in Parker becoming a wholly owned subsidiary of Nabors. Parker provides drilling services across global energy markets. The unaudited condensed consolidated financial statements include the results of Parker from March 12, 2025 to March 31, 2025. See Note 3—Parker Acquisition for additional details on the acquisition and merger.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	March 31,	December 31,
	2025	2024

	(In thousands)
Raw materials	$110,045	$124,711
Work-in-progress	4,470	2,768
Finished goods	2,534	2,500
	$117,049	$129,979

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion and amortization recognized as part of oil and gas producing activities. This ASU is effective for fiscal years beginning after December 15, 2026. The adoption of ASU 2024-03 requires us to provide additional disclosures but will otherwise not materially impact our financial statements.

We consider the applicability and impact of all ASUs. We assessed ASUs not listed above and determined that they either were not applicable or do not have a material impact on our financial statements.

Note 3 Parker Acquisition

As discussed in Note 2—Summary of Significant Accounting Policies, on March 11, 2025, we completed the Parker acquisition. Total consideration for the acquisition included cash consideration of $0.6 million and the issuance of 4.8 million shares of our common stock, which based on the closing price of our common stock of $37.50 on March 11, 2025, valued the purchase price consideration of the transaction at approximately $180.6 million.

The acquisition has been accounted for as a business combination using the acquisition method. Under the acquisition method of accounting, the fair value of the consideration transferred is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date. The fair value of the net assets acquired amounted to approximately $293.6 million at the date of acquisition, and as a result, we recorded a gain of $113.0 million related to the excess of the fair value of the net assets acquired over the acquisition price. The excess is referred to as a “bargain purchase gain.” This bargain purchase gain indicated that the fair value of the net assets acquired (which represents the price at which the assets would be exchanged between a willing buyer and seller) was in excess of the amount for which we acquired such net assets. Before recognizing the bargain purchase gain, we reassessed the methods used in the acquisition accounting and verified that we had identified all of the assets acquired and all of the liabilities assumed, and that there were no additional assets or liabilities to be considered. We also reassessed the process used to measure amounts recognized on the closing date of the merger to ensure that the measurements reflected all consideration transferred based on available information.

The bargain purchase gain was due to the decrease in the share price of our stock from the date the merger agreement was signed, to the closing date while the agreed upon purchase price of 4.8 million of our common shares, as stipulated in the merger agreement, remained the same. On October 14, 2024, the date the merger agreement was signed, and on March 11, 2025, the closing date of the merger, the closing prices of our common stock were $77.52 and $37.50, respectively. Pursuant to the merger agreement, the precise number of shares to be issued to Parker stockholders was determined based upon the volume weighted average price of Nabors common shares on the NYSE for the 15 trading days ending the fifth day before the closing of the merger (“Closing Price”) and, if that Closing Price was below $42.70, Parker stockholders would also receive a cash component as consideration for their shares of Parker stock. This resulted in a $0.6 million aggregate cash payment.

The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based on preliminary estimated fair values as of the date of the business combination. We applied significant judgement in estimating the fair value of assets acquired and liabilities assumed. The carrying amounts of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued liabilities approximate their fair values due to their nature or the short-term maturity of instruments. The fair value of property and equipment was determined using the cost approach which includes assumptions related to replacement cost, physical deterioration, economic obsolescence, and scrap value. The remaining assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs. Assessing the overall business enterprise value, which was compared to market multiples for market participants, involved the use of assumptions with respect to future rig counts, operation and capital cost estimates and a weighted average cost of capital reflecting the cost of capital for market participants. Certain data necessary to complete the purchase price allocation is not yet available, including final tax returns that provide the underlying tax basis of Parker’s assets and liabilities. We will complete the purchase price allocation during the 12-month period following the acquisition date.

The table below presents the preliminary allocation of the estimated fair value of identifiable assets acquired and liabilities assumed, and the resulting gain on bargain purchase as of the closing date:

Fair Value
(In thousands)	at Acquisition
Assets:
Cash and cash equivalents	$84,995
Accounts receivable	132,084
Inventory	4,576
Other current assets	37,664
Property, plant and equipment	265,000
Deferred income taxes	66,828
Other assets	38,910
Total assets acquired	630,057

Liabilities:
Trade accounts payable	$43,774
Accrued liabilities	65,808
Income taxes payable	4,027
Other short-term liabilities	6,462
Long-term debt	177,755
Deferred income taxes	2,594
Other liabilities	36,076
Total liabilities assumed	336,496
Net assets acquired	293,561
Gain on bargain purchase	112,999
Total consideration transferred	$180,562

Approximately $30.0 million of revenue and $0 million of net income attributable to Parker are included in the consolidated statements of operations for the period from the closing date on March 12, 2025 through March 31, 2025. During the three months ended March 31, 2025, we incurred costs related to the Parker acquisition totaling $17.2 million, which are included in Other, net in our consolidated statements of income (loss).

Pro Forma

The following pro forma condensed combined financial information was derived from our and Parker’s historical financial statements and gives effect to the acquisition as if it had occurred on January 1, 2024. The below information reflects pro forma adjustments based on available information and certain assumptions we believe are reasonable, including the estimated tax impact of the pro forma adjustments.

The pro forma results of operations do not include any anticipated cost savings or other synergies that may result from the Parker acquisition nor do they include any estimated costs that will be incurred to integrate Parker operations. The pro forma results of operations include our merger and acquisition expenses of $23.9 million as if they had been incurred in the first quarter of 2024.

The pro forma condensed combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Parker acquisition taken place on January 1, 2024. Furthermore, the financial information is not intended to be a projection of future results. The following table summarizes our selected financial information on a pro forma basis:

	Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Operating revenues	$839,305	$894,639
Net income (loss)	(28,662)	78,243

Note 4 Joint Ventures

During 2016, we entered into an agreement with Saudi Aramco to form a joint venture known as SANAD to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. SANAD is equally owned by Saudi Aramco and Nabors.

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, with each of the party’s contributions having a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests that accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying condensed consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. As of March 31, 2025 and December 31, 2024, the amount included in redeemable noncontrolling interest was $460.5 million and $453.3 million, respectively. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet. The assets and liabilities included in the condensed balance sheet below are (a) assets that can either be used to settle obligations of the VIE or be made available in the future to the equity owners through dividends, distributions or in exchange of the redeemable ownership interests (upon mutual agreement of the owners) or (b) liabilities for which creditors do not have recourse to other assets of Nabors.

The condensed balance sheet of SANAD, as included in our condensed consolidated balance sheet, is presented below.

	March 31,	December 31,
	2025	2024

	(In thousands)
Assets:
Cash and cash equivalents	$227,152	$229,442
Accounts receivable	130,817	111,497
Other current assets	20,428	12,122
Property, plant and equipment, net	895,095	862,031
Other long-term assets	9,262	12,404
Total assets	$1,282,754	$1,227,496
Liabilities:
Accounts payable	$122,984	$112,373
Accrued liabilities	19,680	12,447
Other liabilities	49,913	47,254
Total liabilities	$192,577	$172,074

Note 5 Accounts Receivable Purchase and Sales Agreements

The Company entered into an accounts receivable sales agreement (the “A/R Sales Agreement”) and an accounts receivable purchase agreement (the “A/R Purchase Agreement,” and, together with the A/R Sales Agreement, the “A/R Agreements”). As part of the A/R Agreements, the Company continuously sells designated eligible pools of receivables as they are originated by it and certain of its U.S. subsidiaries to a separate, bankruptcy-remote, special purpose entity (“SPE”) pursuant to the A/R Sales Agreement. Pursuant to the A/R Purchase Agreement, the SPE in turn sells, transfers, conveys and assigns to unaffiliated third-party financial institutions (the “Purchasers”) all the rights, title and interest in and to its pool of eligible receivables (the “Eligible Receivables”). The sale of the Eligible Receivables qualifies for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing. During the period of this program, cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. The remaining receivables held by the SPE were pledged to secure the collectability of the sold Eligible Receivables. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection. The amount of receivables pledged as collateral as of March 31, 2025 and December 31, 2024 is approximately $47.2 million and $44.6 million, respectively.

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

The amount available for sale to the Purchasers under the A/R Purchase Agreement fluctuates over time based on the total amount of Eligible Receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of March 31, 2025 and December 31, 2024, approximately $121.0 million and $130.0 million had been sold to and as yet uncollected by the Purchasers, respectively.

Note 6 Debt

Debt consisted of the following:

	March 31,	December 31,
	2025	2024

	(In thousands)
7.375% senior priority guaranteed notes due May 2027	$700,000	$700,000
7.50% senior guaranteed notes due January 2028	389,609	389,609
1.75% senior exchangeable notes due June 2029	250,000	250,000
9.125% senior priority guaranteed notes due January 2030	650,000	650,000
8.875% senior guaranteed notes due August 2031	550,000	550,000
2024 Credit Agreement	178,000	—
	$2,717,609	$2,539,609
Less: deferred financing costs	32,440	34,392
Long-term debt	$2,685,169	$2,505,217

Parker Term Loan

On March 11, 2025, the Parker acquisition was completed.  Prior to the acquisition, Parker was a party to a Second Lien Term Loan Credit Agreement (“Parker Term Loan”), dated March 26, 2019 (as amended in March 2021 and January 2023). The Parker Term Loan bears interest at a rate of 13% per annum, payable quarterly and matures on September 26, 2025.

The Parker Term Loan carries a customary change of control provision, which was triggered by the closing of the Parker acquisition. The change of control, when triggered, required that the Parker Term Loan be repaid or refinanced within 30 days of the Closing Date or that Parker make a change of control repayment offer pursuant to which it will offer to repurchase the term loans outstanding under the facility at 101% of the principal amount of such term loans.  On March 25, 2025, the outstanding balance of $177.8 million was repaid utilizing our credit agreement, which is discussed below.

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

Additionally, the Company is subject to covenants, which are subject to certain exceptions and include, among others, (a) a covenant restricting our ability to incur liens (subject to the additional liens basket of up to $150.0 million), (b) a covenant restricting its ability to pay dividends or make other distributions with respect to its capital stock and to repurchase certain indebtedness and (c) a covenant restricting the ability of the Company’s subsidiaries to incur debt (subject to the grower debt basket of up to $100.0 million). The agreement also includes a collateral coverage requirement that the collateral rig fair value is to be no less than the collateral coverage threshold, as defined in the agreement.  This requirement includes an independent appraisal report to be delivered every six months following the closing date.

As of March 31, 2025, we had borrowings of $178.0 million and $68.2 million of letters of credit outstanding under our 2024 Credit Agreement. The weighted average interest rate on borrowings under the 2024 Credit Agreement at March 31, 2025 was 7.27%. In order to make any future borrowings under the 2024 Credit Agreement, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

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

Note 7 Shareholders’ Equity

Common share issuance

On March 11, 2025, in connection with the completion of the Parker acquisition, we issued 4.8 million common shares to the former stockholders of Parker. See further discussion on the transaction in Note 3—Parker Acquisition.

Common share warrants

On May 27, 2021, the Board declared a distribution of warrants to purchase its common shares (the “Warrants”) to holders of the Company’s common shares. Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3.2 million Warrants on June 11, 2021 to shareholders of record as of June 4, 2021. As of March 31, 2025, 2.5 million Warrants remain outstanding and 1.1 million common shares have been issued as a result of exercises of Warrants.

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

The Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the Warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. On March 31, 2025 and December 31, 2024, the fair value of the Warrants was approximately $4.8 million and $9.0 million, respectively. During the three months ended March 31, 2025 and 2024, approximately $4.2 million and $5.7 million of gain has been recognized for the change in the liability and included in Other, net in our consolidated statements of income (loss), respectively.

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

Recurring Fair Value Measurements

Our financial assets that are accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 consisted of short-term investments and restricted cash held in trust. During the three months ended March 31, 2025, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of March 31, 2025 and December 31, 2024, our restricted cash held in trust was carried at fair market value and totaled $335.1 million and $331.8 million, respectively, and consisted of Level 1 measurements. Our short-term investments were primarily held at fair market value and totaled $7.6 million and $7.6 million, respectively and primarily consisted of Level 2 measurements. No material Level 3 measurements existed for our financial assets for any of the periods presented.

Our financial liabilities that are accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 consisted of the Warrants and are included in other long-term liabilities in the accompanying consolidated financial statements. As of March 31, 2025 and December 31, 2024, the Warrants were carried at fair market value using their trading price and totaled $4.8 million and $9.0 million, respectively.

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

	March 31, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
7.375% senior priority guaranteed notes due May 2027	$700,000	$691,054	$700,000	$699,916
7.50% senior guaranteed notes due January 2028	389,609	358,756	389,609	362,823
1.75% senior exchangeable notes due June 2029	250,000	169,360	250,000	179,548
9.125% senior priority guaranteed notes due January 2030	650,000	651,794	650,000	661,401
8.875% senior guaranteed notes due August 2031	550,000	479,138	550,000	511,104
2024 Credit Agreement	178,000	178,000	—	—
	$2,717,609	$2,528,102	$2,539,609	$2,414,792
Less: deferred financing costs	32,440		34,392
	$2,685,169		$2,505,217

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 9 Commitments and Contingencies

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

In March 2011, the Court of Ouargla entered a judgment of approximately $21.1 million (at March 31, 2025 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We appealed this decision again to the Supreme Court, which again overturned the appeals court’s decision. The case was moved back to the court of appeals, which, once again, reinstated the verdict, failing to abide by the Supreme Court’s ruling. Accordingly, we appealed once more to the Supreme Court to try to get a final ruling on the matter. On April 10, 2025, the Supreme Court cancelled the judgment of the Ouargla Court of Appeals, ruled in our favor and sent the case back to a different court, the Algiers Court of Appeals. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $13.1 million in excess of amounts accrued.

Off-Balance Sheet Arrangements (Including Guarantees)

We are a party to some transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements include the A/R Facility (see Note 5—Accounts Receivable Purchase and Sales Agreements) and certain agreements and obligations under which we provide financial or performance assurance to third parties. Certain of these financial or performance assurances serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. In addition, we have provided indemnifications, which serve as guarantees, to some third parties. These guarantees include indemnification provided by Nabors to our share transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees.

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2025	2026	2027	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$42,180	9,470	5,834	8,343	$65,827

Note 10 Earnings (Losses) Per Share

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended
	March 31,
	2025	2024

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss), net of tax	$57,179	$(9,002)
Less: net (income) loss attributable to noncontrolling interest	(24,191)	(25,331)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(7,184)	(7,283)
Less: distributed and undistributed earnings allocated to unvested shareholders	(1,177)	—
Numerator for basic earnings per share:
Adjusted income (loss), net of tax - basic	$24,627	$(41,616)

Weighted-average number of shares outstanding - basic	10,460	9,176
Earnings (losses) per share:
Total Basic	$2.35	$(4.54)
DILUTED EPS:
Adjusted income (loss), net of tax - basic	$24,627	$(41,616)
Add: after tax interest expense of convertible notes	848	—
Add: effect of reallocating undistributed earnings of unvested shareholders	4	—
Adjusted income (loss), net of tax - diluted	$25,479	$(41,616)

Weighted-average number of shares outstanding - basic	10,460	9,176
Add: if converted dilutive effect of convertible notes	1,176	—
Add: dilutive effect of potential common shares	35	—
Weighted-average number of shares outstanding - diluted	11,671	9,176
Earnings (losses) per share:
Total Diluted	$2.18	$(4.54)

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

The average number of shares from options and shares related to outstanding Warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future were as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Potentially dilutive securities excluded as anti-dilutive	3,463	3,382

Additionally, for the three months ended March 31, 2024, we excluded 1.2 million common shares from the computation of diluted shares related to the conversion of the 1.75% senior exchangeable notes due June 2029, because their effect would be anti-dilutive under the if-converted method.

Note 11 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	March 31,	December 31,
	2025	2024

	(In thousands)
Accrued compensation	$97,856	$68,776
Deferred revenue	34,621	30,902
Other taxes payable	30,876	33,446
Workers’ compensation liabilities	8,147	6,588
Interest payable	42,753	66,300
Litigation reserves	11,193	10,493
Other accrued liabilities	33,646	7,254
	$259,092	$223,759

Investment income (loss) includes the following:

	Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Interest and dividend income	$6,607	$10,192
Gains (losses) on marketable securities	(11)	9
	$6,596	$10,201

Other, net included the following:

	Three Months Ended
	March 31,
	2025	2024

	(In thousands)
(Gains) losses on sales, disposals and involuntary conversions of long-lived assets	$(4,125)	$4,603
Asset impairment	26,456	—
Transaction related costs	17,180	—
Severance and reorganization costs	5,048	503
Warrant and derivative valuation	(4,212)	(5,679)
Litigation expenses and reserves	616	2,550
Foreign currency transaction losses	69	11,394
Loss (gain) on debt buyback	—	2,576
Other losses (gains)	3,758	161
	$44,790	$16,108

The changes in accumulated other comprehensive income (loss), by component, included the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2024	$2	$(3,606)	$(7,228)	$(10,832)
Other comprehensive income (loss) before reclassifications	—	—	(134)	(134)
Amounts reclassified from accumulated other comprehensive income (loss)	—	41	—	41
Net other comprehensive income (loss)	—	41	(134)	(93)
As of March 31, 2024	$2	$(3,565)	$(7,362)	$(10,925)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2025	$2	$(3,444)	$(6,972)	$(10,414)
Other comprehensive income (loss) before reclassifications	—	—	(157)	(157)
Amounts reclassified from accumulated other comprehensive income (loss)	—	41	—	41
Net other comprehensive income (loss)	—	41	(157)	(116)
As of March 31, 2025	$2	$(3,403)	$(7,129)	$(10,530)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended
	March 31,
	2025	2024

	(In thousands)
General and administrative expenses	$53	$53
Total income (loss) before income tax	(53)	(53)
Tax expense (benefit)	(12)	(12)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(41)	$(41)

Note 12 Segment Information

Our business consists of four reportable segments: U.S. Drilling, International Drilling, Drilling Solutions and Rig Technologies. Our reportable segments include operating segments that have been aggregated based on the nature of the products and services provided. Results of Parker’s operations have been included within U.S. Drilling, International Drilling and Drilling Solutions segments. The accounting policies of the segments are the same as those described in Note 2—Summary of Significant Accounting Policies. Inter-segment sales are recorded at cost or cost plus a profit margin. Management’s determination of our reporting segments was made on the basis of our strategic priorities within each segment and the differences in the products and services we provide. The reportable segments results are reviewed regularly by the chief operating decision maker (“CODM”), who is our Chairman and Chief Executive Officer, in deciding how to allocate resources and assess performance. Our CODM evaluates the segments’ operating performance based on adjusted operating income (loss), defined as net income (loss) before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), gain on bargain purchase and other, net.

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended
	March 31, 2025

	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$230,746	$381,718	$93,179	$44,165	$749,808	$(13,622)	$736,186
Direct costs	(131,928)	(248,440)	(44,223)	(31,235)	(455,826)	8,526	(447,300)
Depreciation and amortization	(61,112)	(82,528)	(7,940)	(1,228)	(152,808)	(1,830)	(154,638)
Other segment expenses (2)	(6,107)	(17,792)	(8,103)	(7,367)	(39,369)	(43,172)	(82,541)
Total adjusted operating income (loss) (2)	$31,599	$32,958	$32,913	$4,335	$101,805	$(50,098)	$51,707

Capital expenditures	$32,400	$108,128	$7,172	$283	$147,983	$2,528	$150,511

	Three Months Ended
	March 31, 2024

	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$271,989	$349,359	$75,574	$50,156	$747,078	$(13,374)	$733,704
Direct costs	(145,426)	(230,938)	(36,508)	(34,259)	(447,131)	10,054	(437,077)
Depreciation and amortization	(69,874)	(80,022)	(4,894)	(2,592)	(157,382)	(303)	(157,685)
Other segment expenses (2)	(6,160)	(15,923)	(7,279)	(9,096)	(38,458)	(37,156)	(75,614)
Total adjusted operating income (loss) (2)	$50,529	$22,476	$26,893	$4,209	$104,107	$(40,779)	$63,328

Capital expenditures	$29,943	$73,584	$3,531	$2,406	$109,464	$2,932	$112,396

	Three Months Ended
	March 31,
	2025	2024

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss):
Net income (loss)	$57,179	$(9,002)
Income tax expense (benefit)	15,007	16,044
Income (loss) before income taxes	72,186	7,042
Investment (income) loss	(6,596)	(10,201)
Interest expense	54,326	50,379
Gain on bargain purchase	(112,999)	—
Other, net	44,790	16,108
Total adjusted operating income (loss) (3)	$51,707	$63,328

	March 31,	December 31,
	2025	2024

	(In thousands)
Total assets:
U.S. Drilling	$1,091,647	$1,049,650
International Drilling	2,466,943	2,348,590
Drilling Solutions	434,066	79,065
Rig Technologies	189,738	215,225
Total reportable segments	4,182,394	3,692,530
Other reconciling items (4)	867,290	811,771
Total	$5,049,684	$4,504,301
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment and unallocated corporate expenses, assets and capital expenditures.

(2)	Other segment expenses represent general and administrative expenses and research and engineering expenses.

(3)	Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) is provided in the above table.

(4)	Represents corporate-related assets.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	March 31, 2025
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$188,407	$—	$49,157	$18,856	$—	$256,420
U.S. Offshore Gulf of Mexico	23,807	—	2,733	—	—	26,540
Alaska	18,532	—	942	—	—	19,474
Canada	—	2,570	617	1,862	—	5,049
Middle East & Asia	—	258,418	17,634	21,170	—	297,222
Latin America	—	95,464	19,879	1,402	—	116,745
Europe, Africa & CIS	—	25,266	2,217	875	—	28,358
Eliminations & other	—	—	—	—	(13,622)	(13,622)
Total	$230,746	$381,718	$93,179	$44,165	$(13,622)	$736,186

	Three Months Ended
	March 31, 2024
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$232,124	$—	$44,704	$24,060	$—	$300,888
U.S. Offshore Gulf of Mexico	28,694	—	2,857	—	—	31,551
Alaska	11,171	—	681	—	—	11,852
Canada	—	—	434	1,723	—	2,157
Middle East & Asia	—	251,240	10,955	19,173	—	281,368
Latin America	—	84,300	15,715	3,770	—	103,785
Europe, Africa & CIS	—	13,819	228	1,430	—	15,477
Eliminations & other	—	—	—	—	(13,374)	(13,374)
Total	$271,989	$349,359	$75,574	$50,156	$(13,374)	$733,704

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In thousands)
As of December 31, 2024	$433,562	$17,510	$9,742	$24,002	$13,424
As of March 31, 2025	$599,427	$29,174	$9,616	$28,871	$12,859

Approximately 40% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2025, of which 20% was recognized during the three months ended March 31, 2025, and 17% is expected to be recognized during 2026. The remaining 43% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2027 or thereafter.

Additionally, 50% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2025, of which 15% was recognized during the three months ended March 31, 2025, and 19% is expected to be recognized during 2026. The remaining 31% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2027 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

Note 14 Special Purpose Acquisition Company

Nabors Energy Transition Corp. II (“NETC II”) is our SPAC co-sponsored by Nabors and Greens Road Energy II LLC. Greens Road Energy II LLC is owned by certain members of Nabors’ management team and board members. In July 2023, NETC II completed its initial public offering of 30,500,000 units at $10.00 per unit, generating gross proceeds of approximately $305.0 million. Simultaneously with the closing of the IPO, NETC II completed the private sale of an aggregate of 9,540,000 warrants for an aggregate value of $9.5 million and issued unsecured promissory notes for an aggregate amount of $3.1 million. As part of the initial public offering of NETC II and subsequent private placement warrant transactions, $308.1 million was deposited in an interest-bearing U.S. based trust account (“Trust Account”) on July 18, 2023. In February 2025, NETC II entered into a definitive agreement for a business combination with e2Companies LLC, a leading provider of integrated solutions for on-site power generation, distribution and energy cost-optimization. Completion of the proposed transaction is subject to closing conditions.

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

The SPAC is a consolidated VIE included in the accompanying consolidated financial statements under Restricted cash held in trust and Redeemable noncontrolling interest in subsidiary. As of March 31, 2025 and December 31, 2024, the Trust Account balance and non-controlling interest subject to possible redemption was $335.1 million and $331.8 million, respectively. NETC II’s non-controlling interest subject to possible redemption is presented at full redemption value as mezzanine equity, outside of the stockholders’ equity section in the accompanying consolidated financial statements.

The following table summarizes NETC II’s effects on changes in non-controlling interest subject to possible redemption.

	2025	2024

	(In thousands)
Balance, beginning of year	$331,781	$315,488
Net earnings	3,368	4,242
Balance as of March 31	$335,149	$319,730

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

You should consider the following key factors when evaluating these forward-looking statements:

●	geopolitical events, pandemics, global and regional conflicts and other macro-events and their respective and collective impact on our operations as well as oil and gas markets and prices;

●	fluctuations and volatility in worldwide prices of and demand for oil and natural gas;

●	fluctuations in levels of oil and natural gas exploration and development activities;

●	fluctuations in the demand for our services;

●	competitive and technological changes and other developments in the oil and gas and oilfield services industries;

●	our ability to renew customer contracts in order to maintain competitiveness;

●	the existence of operating risks inherent in the oil and gas and oilfield services industries;

●	the possibility of the loss of one or a number of our large customers;

●	the amount and nature of our future capital expenditures and how we expect to fund our capital expenditures;

●	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems;

●	the impact of our long-term indebtedness and other financial commitments on our financial and operating flexibility;

●	our access to, and the cost of, capital, including the impact of a downgrade in our credit rating, covenant restrictions, availability under our secured revolving credit facility, future issuances of debt or equity securities and the global interest rate environment;

●	our dependence on our operating subsidiaries and investments to meet our financial obligations;

●	our ability to retain skilled employees;

●	our ability to realize the expected benefits of our acquisition of Parker Drilling Company (“Parker”) as well as other strategic transactions we may undertake;

●	changes in tax laws and the possibility of changes in other laws and regulations;

●	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in any of the countries in which we do business;

●	global views on and the regulatory environment related to energy transition and our ability to implement our energy transition initiatives;

●	potential long-lived asset impairments;

●	the possibility of changes to trade policies and regulations, including the imposition of trade embargoes, sanctions or tariffs, by either the U.S. or any other country in which we operate or have supply lines;

●	general economic conditions, including the capital and credit markets;

●	potential adverse reactions or changes to business relationships resulting from the completion of the merger with Parker;

●	our ability to retain key personnel of Nabors and Parker;

●	the significant costs required to integrate Parker’s operations with our own;

●	our ability to successfully integrate Parker’s business with our own and to realize the expected benefits of the merger with Parker, including expected synergies; and

●	the combined company’s ability to utilize NOLs.

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

The above description of risks and uncertainties is by no means all-inclusive but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors that may affect us or our industry, please refer to Item 1A. — Risk Factors in our 2024 Annual Report.

Management Overview

This section is intended to help you understand our results of operations and our financial condition. The results of operations discussed below include amounts pertaining to Parker after the merger closed on March 11, 2025. This information is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto.

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

Since late 2022 and continuing through the fourth quarter of 2024, global energy commodity markets have experienced relatively high levels of volatility. In the U.S., operators generally reacted to these market conditions by reducing their drilling activity. Recent production actions announced by certain large international oil producers have been supportive of both oil prices and oil-focused activity broadly, especially in international markets. Natural gas prices, particularly in the United States, declined significantly through 2023 and into 2024, to levels which largely persisted into the fourth quarter of 2024 and which caused operators to reduce natural gas directed activity.

In early 2023 economic sentiment was overshadowed by a pervasive concern that a global recession would take hold. The U.S. Federal Reserve’s tightening of interest rates reduced capital availability in the U.S energy market. As these higher interest rates continued, rig counts in the U.S. Lower 48 continued to decline throughout the year. More recently in late 2024, the U.S. Federal Reserve reduced interest rates. The impact of that decision should become evident in the coming quarters. Despite the reduction in rig count, rig pricing discipline remained intact, generally supportive of rig dayrates and daily rig margins.

U.S. oil and gas production has proved resilient throughout 2024 in the face of reduced drilling activity. Internationally, we generally see an expansion of production capacity as well as the widespread development of unconventional resources driving an expected increase in oilfield activity broadly across those markets.

Recent Developments

Acquisition of Parker Drilling Company

On March 11, 2025, Nabors completed its merger with Parker Drilling Company. At the effective time of the Merger, each share of common stock of Parker, par value $0.01 per share outstanding immediately prior to the effective time of the merger was converted into the right to receive (without interest) a pro rata share of the merger consideration, which consisted of 4.8 million Nabors common shares, par value $0.05 per share and cash payment of $0.6 million.

Comparison of the three months ended March 31, 2025 and 2024

Operating revenues for the three months ended March 31, 2025 totaled $736.2 million, representing a decrease of $2.5 million, compared to the three months ended March 31, 2024. For a more detailed description of operating results, see Segment Results of Operations below.

Net income attributable to Nabors totaled $33.0 million ($2.18 per diluted share) for the three months ended March 31, 2025 compared to a net loss attributable to Nabors of $34.3 million ($4.54 per diluted share) for the three months ended March 31, 2024, or a $67.3 million increase in net income. $113.0 million of the increase is due to the gain on bargain purchase related to the Parker acquisition which was partially offset by $26.5 million of asset impairments related to assets held in Russia and $17.2 million of transaction related costs. See Segment Results of Operations and Other Financial Information below for additional discussion.

General and administrative expenses for the three months ended March 31, 2025 totaled $68.5 million, representing an increase of $6.8 million, or 11%, compared to the three months ended March 31, 2024. This is reflective of increases in workforce costs and general operating costs as a result of the Parker acquisition, along with inflationary pressures as market conditions have changed.

Depreciation and amortization expense for the three months ended March 31, 2025 was $154.6 million, representing a decrease of $3.0 million compared to the three months ended March 31, 2024. The decrease is a result of a higher amount of older assets reaching the end of their useful lives.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	March 31,
	2025	2024	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$230,746	$271,989	$(41,243)	(15)%
Adjusted operating income (loss) (1)	$31,599	$50,529	$(18,930)	(37)%
Average rigs working (2)	68.2	78.7	(10.5)	(13)%

International Drilling
Operating revenues	$381,718	$349,359	$32,359	9%
Adjusted operating income (loss) (1)	$32,958	$22,476	$10,482	47%
Average rigs working (2)	85.0	81.0	4.0	5%

Drilling Solutions
Operating revenues	$93,179	$75,574	$17,605	23%
Adjusted operating income (loss) (1)	$32,913	$26,893	$6,020	22%

Rig Technologies
Operating revenues	$44,165	$50,156	$(5,991)	(12)%
Adjusted operating income (loss) (1)	$4,335	$4,209	$126	3%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 12—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment decreased by $41.2 million or 15% during the three months ended March 31, 2025 compared to the corresponding prior year period primarily due to a decrease in activity as reflected by a 13% decrease in the average number of rigs working, while pricing remained stable.

International Drilling

Operating revenues for our International Drilling segment during the three months ended March 31, 2025 increased by $32.4 million or 9% compared to the corresponding prior year period. The increase is attributable to a 5% increase in the average rigs working, reflecting increased drilling activity, along with improved pricing, as market conditions and demand for our international drilling services have increased since the prior year.

Drilling Solutions

Operating revenues for this segment increased by $17.6 million or 23% during the three months ended March 31, 2025 compared to the corresponding prior year period. $21.7 million of the increase in revenue is related to acquired Parker operations offset by a decline in results in the U.S. markets, which was driven by the reduction in drilling activity.

Rig Technologies

Operating revenues for our Rig Technologies segment decreased by $6.0 million or 12% during the three months ended March 31, 2025 compared to the corresponding prior year period due to the overall decline in activity in the U.S. as mentioned previously. Adjusted operating income was relatively flat despite the 12% drop in operating revenues, due to a change in mix of business focusing more on the higher margin product lines.

Other Financial Information

Interest expense

Interest expense for the three months ended March 31, 2025 was $54.3 million, representing an increase of $3.9 million, or 8%, compared to three months ended March 31, 2024. The increase was primarily due to an increase in our effective interest rate levels on our outstanding debt throughout the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Gain on bargain purchase

Gain on bargain purchase for the three months ended March 31, 2025 and 2024 was $113.0 million and zero, respectively. The gain on bargain purchase was related to the Parker acquisition in the first quarter of 2025.

Other, net

Other, net for the three months ended March 31, 2025 was a loss of $44.8 million compared to $16.1 million loss for the three months ended March 31, 2024 representing a $19.7 million increase in loss. During the three months ended March 31, 2025, the amount primarily consisted of $26.5 million in asset impairments related to assets held in Russia, $17.2 million of transaction related costs and $5.0 million related to severance and reorganization costs which was offset by $4.2 million of mark-to-market gains on the common share warrants and $4.1 million in gain on sales of assets. In comparison, the amount during the three months ended March 31, 2024 primarily consisted of $11.4 million in foreign currency transaction losses, $4.6 million in losses on sales of assets, $2.6 million from increases in litigation reserves and $2.6 million of loss recognized for debt buybacks which was offset by $5.7 million of mark-to-market gains on the common share warrants.

Income tax

Our worldwide tax expense for the three months ended March 31, 2025 was $15.0 million compared to $16.0 million for the three months ended March 31, 2024. The decrease in tax expense was primarily attributable to the change in amount and geographic mix of our pre-tax earnings (losses).

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under the 2024 Credit Agreement and cash generated from operations. As of March 31, 2025, we had cash and short-term investments of $404.1 million and working capital of $531.2 million. As of December 31, 2024, we had cash and short-term investments of $397.3 million and working capital of $427.6 million.

On March 31, 2025, we had borrowings of $178.0 million and $68.2 million of letters of credit outstanding under the 2024 Credit Agreement, which has a total borrowing capacity of $350.0 million and a separate letter of credit tranche that permits us to issue letters of credit with total reimbursement obligations not to exceed $125 million. Letters of credit issued do not affect revolving loan capacity and vice versa.

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

As of the date of this report, we were in compliance with all covenants under the 2024 Credit Agreement, including those regarding the required interest coverage ratio and minimum guarantor value, which were 4.20:1.00 and 99.8%, respectively, as of March 31, 2025. If we fail to perform our obligations under the covenants, the revolving credit commitments under the 2024 Credit Agreement could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. If necessary, we have the ability to manage our covenant compliance by taking certain actions including reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. We expect to remain in compliance with all covenants under the 2024 Credit Agreement during the twelve-month period following the date of this report based on our current operational and financial projections, including after giving effect to the Parker acquisition. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

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

We had seven letter-of-credit facilities with various banks as of March 31, 2025. Availability under these facilities as of March 31, 2025 was as follows:

March 31,
2025
(In thousands)
Credit available	$303,667
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	120,312
Remaining availability	$183,355

As of March 31, 2025, approximately 28%, 23% and 19% of our net accounts receivable balance was related to our operations in Saudi Arabia, U.S. and Mexico, respectively. Our largest customer in Mexico has a history of making late payments and, in more recent periods, has utilized third-party financial institutions to pay certain of our receivables. The balances due are not in dispute, however, additional or continued delays in customer payments in the future could differ from historical practice and management’s current expectations.

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

The amount available for purchase under the A/R Agreements fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreements is $250.0 million and the amount of receivables purchased by the third-party Purchasers as of March 31, 2025 was $121.0 million.

The originators, Nabors Delaware, the SPE, and the Company provide representations, warranties, covenants and indemnities under the A/R Agreements and the Indemnification Guarantee. See further details at Note 5—Accounts Receivable Purchase and Sales Agreements.

Other Indebtedness

See Note 6—Debt, for further details about our financing arrangements, including our debt securities.

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

Purchase commitments outstanding at March 31, 2025 totaled approximately $328.3 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included below under “Off-Balance Sheet Arrangements (Including Guarantees).”

There have been no material changes to the contractual cash obligations that were included in our 2024 Annual Report.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases or exchanges for equity securities, both in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and may involve material amounts.

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the three months ended March 31, 2025 and 2024 below.

Operating Activities. Net cash provided by operating activities totaled $87.7 million during the three months ended March 31, 2025, compared to net cash provided of $107.2 million during the corresponding 2024 period. Operating cash flows are our primary source of capital and liquidity. Cash from operating results (before working capital changes) was $129.7 million for the three months ended March 31, 2025, a decrease of $45.2 million when compared to $174.9 million in the corresponding 2024 period. This was due to the decrease in activity across our business for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are also significant factors affecting operating cash flows and can be highly volatile in periods of increasing or decreasing activity levels. Changes in working capital items used $42.0 million in cash flows during the three months ended March 31, 2025, a $25.7 million favorable change as compared to the $67.7 million in cash flows used by working capital in the corresponding 2024 period.

Investing Activities. Net cash used for investing activities totaled $74.9 million during the three months ended March 31, 2025 compared to net cash used of $106.6 million during the corresponding 2024 period. Our primary use of cash for investing activities is capital expenditures for rig-related enhancements, new construction and equipment, and sustaining capital expenditures. During the three months ended March 31, 2025 and 2024, we used cash for capital expenditures totaling $165.0 million and $104.6 million, respectively. During the three months ended March 31, 2025, we received $84.4 million in cash acquired in the Parker acquisition, net of cash paid.

Financing Activities. Net cash used by financing activities totaled $2.0 million during the three months ended March 31, 2025. During the three months ended March 31, 2025, we paid off the Parker term loan of $177.8 million and received proceeds from the Credit Agreement of $178.0 million.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2025	2026	2027	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$42,180	9,470	5,834	8,343	$65,827

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2024 Annual Report. There were no material changes in our exposure to market risk during the three months ended March 31, 2025 from those disclosed in our 2024 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 — Commitments and Contingencies — Litigation for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the information set forth elsewhere in this report, the risk factors set forth in Part 1, Item 1A, of our 2024 Annual Report on Form 10-K should be carefully considered when evaluating us. These risks are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business. There have been no material changes to the risk factors set forth in Part 1, Item 1A, or our 2024 Annual Report on Form 10-K other than those listed in this section.

Voting power in some of our common shares held or controlled by our Board of Directors (“Board”) could limit a shareholder’s ability to influence our actions.

In connection with the Parker acquisition, we entered into voting and lock-up agreements (the “Voting & Lock-Up Agreements”) with certain shareholders of Parker (the “Supporting Shareholders”) that became shareholders of ours upon consummation of the acquisition. Among other things, the Voting & Lock-Up Agreements require the Supporting Shareholders to vote shares received as consideration in the acquisition and any other shares they may own in favor of any candidate nominated as a director to our Board by the Board itself or the appropriate committee, vote in favor of any other proposals to the shareholders that the Board recommends shareholders at-large vote in favor of or the Board has already approved and vote against any Board candidate not recommended or approved by the Board. The Voting & Lock-Up Agreements also contain standstill provisions.

Significant changes or developments in U.S. or other national trade policies, including tariffs, and the reactions of other countries thereto, may have a material adverse effect on our business and results of operations.

We operate in various countries across the world and source a wide range of raw materials and components from the international market. Significant changes or developments in U.S. or other national laws and policies, such as laws and policies surrounding international trade, foreign affairs, manufacturing and development and investment in the territories and countries where we or our customers operate, can materially adversely affect our business and results of operations. Policies affecting international trade, foreign investment, and energy production—such as tariffs, export controls, import restrictions and similar protectionist measures—can impact supply chain costs, the availability of key components, and overall industry profitability.

For instance, the United States has recently proposed and instituted numerous trade policies—including the termination of trade agreements, imposition of ad valorum tariffs on certain imports into the United States, and other regulations affecting trade between the United States and countries in which we conduct business and source components. In response to the measures taken by the United States, a number of other nations have proposed and implemented retaliatory tariffs and trade restrictions. While the impact of such measures, both pending and threatened, is unknown at this time, these measures could increase the cost of components and raw materials in our supply chain and, consequently, our costs. We may not be able to pass along these increased costs to our customers.

As a result of these developments, and any similar measures threatened or implemented in the future, there may be economic disincentives on international trade that could adversely affect our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common shares to satisfy tax withholding obligations in connection with grants of share awards during the three months ended March 31, 2025 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

					Approximated
				Total Number	Dollar Value of
				of Shares	Shares that May
	Total		Average	Purchased as	Yet Be
	Number of		Price	Part of Publicly	Purchased
Period	Shares		Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased		Share	Program	Program (3)
January 1 - January 31	10	(1)	$57.17	—	278,914
February 1 - February 28	19	(1)	$49.09	—	278,914
March 1 - March 31	16	(2)	$38.00	—	278,914

(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2016 Stock Plan. Each of the 2016 Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	Shares were withheld to satisfy certain tax withholding obligations due in connection with the Parker acquisition. These shares were not purchased as part of a publicly announced program to purchase common shares.

(3)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was reaffirmed by the Board in February 2019 and in May 2025. Through March 31, 2025, we repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of March 31, 2025, we had $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same rights as other outstanding shares. As of March 31, 2025, our subsidiaries held 1.2 million of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	The Company awarded bonuses for the successful completion of the Parker Wellbore acquisition in the amounts of $6.3 million for named executive officers and $2.7 million for other employees.

(b)	None.

(c) During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of October 14, 2024, by and among Nabors Industries Ltd., Nabors SubA Corporation, Parker Drilling Company and Värde Partners, Inc., solely in its capacity as the representative of the stockholders of Parker Drilling Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on October 15, 2024). †

2.2

Third Amendment to Agreement and Plan of Merger, dated as of March 11, 2025, by and among Nabors Industries Ltd., Nabors SubA Corporation, Parker Drilling Company and Värde Partners, Inc., solely in its capacity as the representative of the stockholders of Parker Drilling Company (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Company on March 11, 2025).

10.1

Second Lien Term Loan Credit Agreement, dated March 26, 2019, by and among Parker Drilling Company, certain subsidiaries party thereto, UMB Bank, N.A., and the Lenders from time-to-time party thereto (incorporated by reference to Exhibit 10.6 to Nabors’ Registration Statement on Form S-4 (File No. 333-282909) filed with the SEC on October 31, 2024).

10.2

First Amendment to Second Lien Term Loan Credit Agreement, dated March 26, 2021, by and among Parker Drilling Company, certain subsidiaries party thereto, UMB Bank, N.A. and the Lenders party thereto (incorporated by reference to Exhibit 10.7 to Nabors’ Registration Statement on Form S-4 (File No. 333-282909) filed with the SEC on October 31, 2024).

10.3

Second Amendment and Limited Waiver to Second Lien Term Loan Credit Agreement, dated January 12, 2023, by and among Parker Drilling Company, certain subsidiaries party thereto, UMB Bank, N.A. and the Lenders party thereto (incorporated by reference to Exhibit 10.8 to Nabors’ Registration Statement on Form S-4 (File No. 333-282909) filed with the SEC on October 31, 2024).

10.4

Registration Rights Agreement, dated as of March 11, 2025 by and among Nabors Industries Ltd. and the stockholders party thereto (incorporated by reference to Exhibit 10.4 to Nabors’ Current Report on Form 8-K (File No. 001-32657), filed with the SEC on March 12, 2024). .

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	May 9, 2025