Form 10-Q
period 2025-06-30
NABORS INDUSTRIES LTD
filed 2025-08-01
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

The number of common shares, par value $.05 per share, outstanding as of July 29, 2025 was 15,736,950, excluding 1,161,283 common shares held by our subsidiaries, or 14,575,667 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024

	(In thousands, except for
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$387,321	$389,652
Short-term investments	34	7,647
Accounts receivable, net of allowance of $57,578 and $57,225, respectively	537,071	387,970
Inventory, net	107,479	129,979
Other current assets	164,986	84,289
Total current assets	1,196,891	999,537
Property, plant and equipment, net	3,063,033	2,830,957
Restricted cash held in trust	338,584	331,781
Deferred income taxes	272,639	216,296
Other long-term assets	167,516	125,730
Total assets (1)	$5,038,663	$4,504,301
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$364,846	$321,030
Accrued liabilities	274,211	223,759
Income taxes payable	16,590	20,360
Current lease liabilities	13,798	6,768
Total current liabilities	669,445	571,917
Long-term debt	2,672,820	2,505,217
Other long-term liabilities	244,469	218,343
Deferred income taxes	5,259	2,486
Total liabilities (1)	3,591,993	3,297,963
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest in subsidiary	806,342	785,091

Shareholders’ equity:
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 15,733 and 10,661, respectively	787	533
Capital in excess of par value	3,738,989	3,552,756
Accumulated other comprehensive income (loss)	(10,668)	(10,414)
Retained earnings (accumulated deficit)	(2,105,373)	(2,092,128)
Less: treasury shares, at cost, 1,161 and 1,161 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	307,984	134,996
Noncontrolling interest	332,344	286,251
Total equity	640,328	421,247
Total liabilities and equity	$5,038,663	$4,504,301
(1)	The condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 include assets and liabilities of variable interest entities. See Note 4—Joint Ventures and Note 14—Special Purpose Acquisition Company for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$832,788	$734,798	$1,568,974	$1,468,502
Investment income (loss)	6,129	8,181	12,725	18,382
Total revenues and other income	838,917	742,979	1,581,699	1,486,884

Costs and other deductions:
Direct costs	488,881	440,225	936,181	877,302
General and administrative expenses	82,726	62,154	151,232	123,905
Research and engineering	12,722	14,362	26,757	28,225
Depreciation and amortization	175,061	160,141	329,699	317,826
Interest expense	56,081	51,493	110,407	101,872
Gain on bargain purchase	(3,500)	—	(116,499)	—
Other, net	6,074	12,079	50,864	28,187
Total costs and other deductions	818,045	740,454	1,488,641	1,477,317
Income (loss) before income taxes	20,872	2,525	93,058	9,567
Income tax expense (benefit):
Current	16,155	10,691	25,839	20,359
Deferred	6,922	4,863	12,245	11,239
Total income tax expense (benefit)	23,077	15,554	38,084	31,598
Net income (loss)	(2,205)	(13,029)	54,974	(22,031)
Less: Net (income) loss attributable to noncontrolling interest	(28,705)	(19,226)	(52,896)	(44,557)
Net income (loss) attributable to Nabors	$(30,910)	$(32,255)	$2,078	$(66,588)

Earnings (losses) per share:
Basic	$(2.71)	$(4.29)	$(1.01)	$(8.83)
Diluted	$(2.71)	$(4.29)	$(1.01)	$(8.83)

Weighted-average number of common shares outstanding:
Basic	14,083	9,207	12,271	9,191
Diluted	14,083	9,207	12,271	9,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)
Net income (loss) attributable to Nabors	$(30,910)	$(32,255)	$2,078	$(66,588)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(178)	(47)	(335)	(181)
Pension liability amortization and adjustment	52	52	105	105
Other comprehensive income (loss), before tax	(126)	5	(230)	(76)
Income tax expense (benefit) related to items of other comprehensive income (loss)	12	12	24	24
Other comprehensive income (loss), net of tax	(138)	(7)	(254)	(100)
Comprehensive income (loss) attributable to Nabors	(31,048)	(32,262)	1,824	(66,688)
Comprehensive income (loss) attributable to noncontrolling interest	28,705	19,226	52,896	44,557
Comprehensive income (loss)	$(2,343)	$(13,036)	$54,720	$(22,131)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$54,974	$(22,031)
Adjustments to net income (loss):
Depreciation and amortization	329,699	317,826
Deferred income tax expense (benefit)	12,245	11,239
Impairments and other charges	31,102	—
Amortization of debt discount and deferred financing costs	4,388	4,527
Bargain purchase gain	(116,499)	—
Losses (gains) on debt buyback	(1,914)	2,576
Losses (gains) on sale of long-lived assets, net	(15,831)	11,111
Share-based compensation	8,642	7,732
Foreign currency transaction losses (gains), net	2,087	17,894
Mark-to-market (gain) loss on warrants	(7,399)	(9,594)
Other	2,232	2,990
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(15,981)	(20,044)
Inventory	20,357	(1,574)
Other current assets	(34,887)	(8,023)
Other long-term assets	(843)	57
Trade accounts payable and accrued liabilities	(23,682)	887
Income taxes payable	(6,792)	(12,893)
Other long-term liabilities	(2,353)	(13,782)
Net cash provided by (used for) operating activities	239,545	288,898
Cash flows from investing activities:
Purchase of investments	(1,782)	(7,625)
Cash acquired in stock based business combination, net of cash paid	84,429	—
Capital expenditures	(343,865)	(231,995)
Proceeds from sales of assets	42,855	7,860
Other	7,500	4,662
Net cash (used for) provided by investing activities	(210,863)	(227,098)
Cash flows from financing activities:
Reduction in debt	(190,270)	(631,043)
Debt issuance costs	—	(1,343)
Proceeds from revolving credit facilities	318,000	130,000
Reduction in revolving credit facilities	(140,000)	(130,000)
Payment of dividend to former Parker shareholders	(6,052)	—
Payments for employee taxes on net settlement of equity awards	(2,151)	(2,634)
Dividends to common and preferred shareholders	—	(87)
Distributions to noncontrolling interest	(875)	(950)
Other	—	(282)
Net cash (used for) provided by financing activities	(21,348)	(636,339)
Effect of exchange rate changes on cash and cash equivalents	(2,203)	(9,197)
Net increase (decrease) in cash and cash equivalents and restricted cash	5,131	(583,736)
Cash and cash equivalents and restricted cash, beginning of period	722,960	1,374,182
Cash and cash equivalents and restricted cash, end of period	$728,091	$790,446

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	389,652	1,057,487
Restricted cash, beginning of period	333,308	316,695
Cash and cash equivalents and restricted cash, beginning of period	$722,960	$1,374,182

Cash and cash equivalents, end of period	387,321	465,953
Restricted cash, end of period	340,770	324,493
Cash and cash equivalents and restricted cash, end of period	$728,091	$790,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated	Retained
	Common Shares		in Excess	Other	Earnings		Non-
		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of March 31, 2024	10,702	$535	$3,540,409	$(10,925)	$(1,927,930)	$(1,315,751)	$236,485	$522,823
Net income (loss)	—	—	—	—	(32,255)	—	19,226	(13,029)
Other comprehensive income (loss), net of tax	—	—	—	(7)	—	—	—	(7)
Share-based compensation	9	—	3,577	—	—	—	—	3,577
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(4,482)	(4,482)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(7,283)	—	—	(7,283)
Other	—	—	—	—	1	—	—	1
As of June 30, 2024	10,711	$535	$3,543,986	$(10,932)	$(1,967,467)	$(1,315,751)	$251,229	$501,600

As of March 31, 2025	15,695	$785	$3,734,480	$(10,530)	$(2,066,324)	$(1,315,751)	$307,074	$649,734
Net income (loss)	—	—	—	—	(30,910)	—	28,705	(2,205)
Other comprehensive income (loss), net of tax	—	—	—	(138)	—	—	—	(138)
Share-based compensation	38	2	4,509	—	—	—	—	4,511
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(3,435)	(3,435)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(7,264)	—	—	(7,264)
Other	—	—	—	—	(875)	—	—	(875)
As of June 30, 2025	15,733	$787	$3,738,989	$(10,668)	$(2,105,373)	$(1,315,751)	$332,344	$640,328

			Capital	Accumulated	Retained
	Common Shares		in Excess	Other	Earnings		Non-
		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of December 31, 2023	10,556	$527	$3,538,896	$(10,832)	$(1,886,226)	$(1,315,751)	$215,396	$542,010
Net income (loss)	—	—	—	—	(66,588)	—	44,557	(22,031)
Other comprehensive income (loss), net of tax	—	—	—	(100)	—	—	—	(100)
Share-based compensation	187	9	7,732	—	—	—	—	7,741
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(8,724)	(8,724)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(14,566)	—	—	(14,566)
Other	(32)	(1)	(2,642)	—	(87)	—	—	(2,730)
As of June 30, 2024	10,711	$535	$3,543,986	$(10,932)	$(1,967,467)	$(1,315,751)	$251,229	$501,600

As of December 31, 2024	10,661	$533	$3,552,756	$(10,414)	$(2,092,128)	$(1,315,751)	$286,251	$421,247
Net income (loss)	—	—	—	—	2,078	—	52,896	54,974
Share issuance related to Parker acquisition	4,800	239	179,741	—	—	—	—	179,980
Other comprehensive income (loss), net of tax	—	—	—	(254)	—	—	—	(254)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(6,803)	(6,803)
Share-based compensation	317	16	8,642	—	—	—	—	8,658
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(14,448)	—	—	(14,448)
Other	(45)	(1)	(2,150)	—	(875)	—	—	(3,026)
As of June 30, 2025	15,733	$787	$3,738,989	$(10,668)	$(2,105,373)	$(1,315,751)	$332,344	$640,328

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

Our business portfolio is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies. We provide performance tools, rental drill pipe and drilling equipment, tubular running services, directional drilling services, and innovative technologies for our own rig fleet and those operated by third parties. In addition, we design and manufacture advanced drilling equipment and provide drilling rig instrumentation. Also, we have a portfolio of technologies designed to drive energy efficiency and emissions reductions for both ourselves and third-party customers.

With operations in over 20 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of June 30, 2025 included:

●	284 actively marketed rigs for land-based drilling operations in the United States and various countries throughout the world; and

●	26 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

The short- and long-term implications of the military hostilities between Russia and Ukraine, which began in early 2022, remain difficult to predict. We continue to actively monitor this dynamic situation and evaluate the potential impact to our operations from sanctions that have been imposed against Russia by the United States, United Kingdom, the European Union, and other governments. As of June 30, 2025 and December 31, 2024, 0.0% and 0.7% of our property, plant and equipment, net was located in Russia, respectively. For the three months ending June 30, 2025 and 2024, 0.0% and 0.8% of our operating revenues were from operations in Russia, respectively. For the six months ending June 30, 2025 and 2024, 0.3% and 0.8% of our operating revenues were from operations in Russia, respectively. During the six months ended June 30, 2025, we recognized impairment charges of approximately $26.5 million related to the net carrying value of International Drilling and Rig Technologies assets located in Russia. The impairment charges are included in Other, net in our consolidated statements of income (loss). We currently have no assets or operations in Ukraine.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) applicable to interim reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “Commission”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly our financial position as of June 30, 2025 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the six months ended June 30, 2025 may not be indicative of results that will be realized for the full year ending December 31, 2025.

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

On March 11, 2025, we completed our acquisition (the “Parker acquisition”) of Parker Drilling Company (“Parker”) resulting in Parker becoming a wholly owned subsidiary of Nabors. Parker provides drilling services across global energy markets. The unaudited condensed consolidated financial statements include the results of Parker from March 12, 2025 to June 30, 2025. See Note 3—Parker Acquisition for additional details on the acquisition and merger.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	June 30,	December 31,
	2025	2024

	(In thousands)
Raw materials	$99,797	$124,711
Work-in-progress	7,215	2,768
Finished goods	467	2,500
	$107,479	$129,979

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

The acquisition has been accounted for as a business combination using the acquisition method. Under the acquisition method of accounting, the fair value of the consideration transferred is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date. The fair value of the net assets acquired amounted to approximately $297.1 million at the date of acquisition, and as a result, we recorded a gain of $116.5 million related to the excess of the fair value of the net assets acquired over the acquisition price. The excess is referred to as a “bargain purchase gain.” This bargain purchase gain indicated that the fair value of the net assets acquired (which represents the price at which the assets would be exchanged between a willing buyer and seller) was in excess of the amount for which we acquired such net assets. Before recognizing the bargain purchase gain, we reassessed the methods used in the acquisition accounting and verified that we had identified all of the assets acquired and all of the liabilities assumed, and that there were no additional assets or liabilities to be considered. We also reassessed the process used to measure amounts recognized on the closing date of the merger to ensure that the measurements reflected all consideration transferred based on available information.

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

We recorded the preliminary allocation of the purchase price consideration during the three months ended March 31, 2025. During the three months ended June 30, 2025, the Company recorded a measurement period adjustment which resulted in a decrease in property, plant and equipment, an increase in net lease assets and an increase in bargain purchase gain of $3.5 million. The adjustment primarily related to additional information obtained about facts and circumstances that existed as of the acquisition date.

The table below presents the allocation of the estimated fair value of identifiable assets acquired and liabilities assumed, and the resulting gain on bargain purchase as of the closing date:

Fair Value
(In thousands)	at Acquisition
Assets:
Cash and cash equivalents	$84,995
Accounts receivable	132,084
Inventory	4,576
Other current assets	37,664
Property, plant and equipment	264,500
Deferred income taxes	66,828
Other assets	43,910
Total assets acquired	634,557

Liabilities:
Trade accounts payable	$43,774
Accrued liabilities	66,808
Income taxes payable	4,027
Other short-term liabilities	6,462
Long-term debt	177,755
Deferred income taxes	2,594
Other liabilities	36,076
Total liabilities assumed	337,496
Net assets acquired	297,061
Gain on bargain purchase	116,499
Total consideration transferred	$180,562

Approximately $177.4 million of revenue and $22.5 million of net income attributable to Parker are included in the consolidated statements of operations for the period from the closing date on March 12, 2025 through June 30, 2025. During the three and six months ended June 30, 2025, we incurred costs related to the Parker acquisition totaling $1.9 million and $19.1 million, which are included in Other, net in our consolidated statements of income (loss), respectively.

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

The pro forma results of operations do not include any anticipated cost savings or other synergies that may result from the Parker acquisition nor do they include any estimated costs that will be incurred to integrate Parker operations. The pro forma results of operations include our merger and acquisition expenses of $25.9 million as if they had been incurred in the first quarter of 2024.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Operating revenues	$832,788	$890,346	$1,672,093	$1,784,985
Net income (loss)	(3,770)	190	(32,432)	79,981

Note 4 Joint Ventures

During 2016, we entered into an agreement with Saudi Aramco to form a joint venture known as SANAD to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. SANAD is equally owned by Saudi Aramco and Nabors.

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, with each of the party’s contributions having a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests that accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying condensed consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. As of June 30, 2025 and December 31, 2024, the amount included in redeemable noncontrolling interest was $467.8 million and $453.3 million, respectively. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet. The assets and liabilities included in the condensed balance sheet below are (a) assets that can either be used to settle obligations of the VIE or be made available in the future to the equity owners through dividends, distributions or in exchange of the redeemable ownership interests (upon mutual agreement of the owners) or (b) liabilities for which creditors do not have recourse to other assets of Nabors.

The condensed balance sheet of SANAD, as included in our condensed consolidated balance sheet, is presented below.

	June 30,	December 31,
	2025	2024

	(In thousands)
Assets:
Cash and cash equivalents	$246,979	$229,442
Accounts receivable	112,436	111,497
Other current assets	15,493	12,122
Property, plant and equipment, net	965,808	862,031
Other long-term assets	8,498	12,404
Total assets	$1,349,214	$1,227,496
Liabilities:
Accounts payable	$122,932	$112,373
Accrued liabilities	30,784	12,447
Other liabilities	47,185	47,254
Total liabilities	$200,901	$172,074

Note 5 Accounts Receivable Purchase and Sales Agreements

The Company entered into an accounts receivable sales agreement (the “A/R Sales Agreement”) and an accounts receivable purchase agreement (the “A/R Purchase Agreement,” and, together with the A/R Sales Agreement, the “A/R Agreements”). As part of the A/R Agreements, the Company continuously sells designated eligible pools of receivables as they are originated by it and certain of its U.S. subsidiaries to a separate, bankruptcy-remote, special purpose entity (“SPE”) pursuant to the A/R Sales Agreement. Pursuant to the A/R Purchase Agreement, the SPE in turn sells, transfers, conveys and assigns to unaffiliated third-party financial institutions (the “Purchasers”) all the rights, title and interest in and to its pool of eligible receivables (the “Eligible Receivables”). The sale of the Eligible Receivables qualifies for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing. During the period of this program, cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. The remaining receivables held by the SPE were pledged to secure the collectability of the sold Eligible Receivables. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection. The amount of receivables pledged as collateral as of June 30, 2025 and December 31, 2024 is approximately $28.3 million and $44.6 million, respectively.

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

The amount available for sale to the Purchasers under the A/R Purchase Agreement fluctuates over time based on the total amount of Eligible Receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of June 30, 2025 and December 31, 2024, approximately $125.0 million and $130.0 million had been sold to and as yet uncollected by the Purchasers, respectively.

Note 6 Debt

Debt consisted of the following:

	June 30,	December 31,
	2025	2024

	(In thousands)
7.375% senior priority guaranteed notes due May 2027	$696,050	$700,000
7.50% senior guaranteed notes due January 2028	379,146	389,609
1.75% senior exchangeable notes due June 2029	250,000	250,000
9.125% senior priority guaranteed notes due January 2030	650,000	650,000
8.875% senior guaranteed notes due August 2031	550,000	550,000
2024 Credit Agreement	178,000	—
	$2,703,196	$2,539,609
Less: deferred financing costs	30,376	34,392
Long-term debt	$2,672,820	$2,505,217

During the six months ended June 30, 2025, we repurchased $14.4 million aggregate principal amount of outstanding Nabors Delaware’s notes for approximately $12.8 million in cash, including principal discount of $2.0 million and $0.3 million in accrued and unpaid interest. In connection with these repurchases, we recognized a $1.9 million gain for the six months ended June 30, 2025 which is included in Other, net in our condensed consolidated statement of income (loss).

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

As of June 30, 2025, we had borrowings of $178.0 million and $78.8 million of letters of credit outstanding under our 2024 Credit Agreement. The weighted average interest rate on borrowings under the 2024 Credit Agreement at June 30, 2025 was 7.22%. In order to make any future borrowings under the 2024 Credit Agreement, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

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

Common share warrants

On May 27, 2021, the Board declared a distribution of warrants to purchase its common shares (the “Warrants”) to holders of the Company’s common shares. Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3.2 million Warrants on June 11, 2021 to shareholders of record as of June 4, 2021. As of June 30, 2025, 2.5 million Warrants remain outstanding and 1.1 million common shares have been issued as a result of exercises of Warrants.

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

The Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the Warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. On June 30, 2025 and December 31, 2024, the fair value of the Warrants was approximately $1.6 million and $9.0 million, respectively. During the three months and six months ended June 30, 2025, approximately $3.2 million and $7.4 million of gain has been recognized for the change in the liability and included in Other, net in our consolidated statements of income (loss), respectively. During the three months and six months ended June 30, 2024, approximately $3.9 million and $9.6 million of gain has been recognized for the change in the liability and included in Other, net in our consolidated statements of income (loss), respectively.

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

Recurring Fair Value Measurements

Our financial assets that are accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 consisted of short-term investments and restricted cash held in trust. During the six months ended June 30, 2025, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of June 30, 2025 and December 31, 2024, our restricted cash held in trust was carried at fair market value and totaled $338.6 million and $331.8 million, respectively, and consisted of Level 1 measurements. Our short-term investments were primarily held at fair market value and totaled $34 thousand and $7.6 million, respectively and primarily consisted of Level 2 measurements. No material Level 3 measurements existed for our financial assets for any of the periods presented.

Our financial liabilities that are accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 consisted of the Warrants which are included in other short-term liabilities as of June 30, 2025 and other long-term liabilities as of December 31, 2024 in the accompanying consolidated financial statements. As of June 30, 2025 and December 31, 2024, the Warrants were carried at fair market value using their trading price and totaled $1.6 million and $9.0 million, respectively.

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

	June 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
7.375% senior priority guaranteed notes due May 2027	$696,050	$689,222	$700,000	$699,916
7.50% senior guaranteed notes due January 2028	379,146	338,149	389,609	362,823
1.75% senior exchangeable notes due June 2029	250,000	144,395	250,000	179,548
9.125% senior priority guaranteed notes due January 2030	650,000	622,915	650,000	661,401
8.875% senior guaranteed notes due August 2031	550,000	410,311	550,000	511,104
2024 Credit Agreement	178,000	178,000	—	—
	$2,703,196	$2,382,992	$2,539,609	$2,414,792
Less: deferred financing costs	30,376		34,392
	$2,672,820		$2,505,217

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

The One Big Beautiful Bill Act was signed into law in the United States on July 4, 2025. We are currently evaluating the income tax impacts of the law, but we do not expect it to have a material impact on our financial statements.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $21.8 million (at June 30, 2025 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We appealed this decision again to the Supreme Court, which again overturned the appeals court’s decision. The case was moved back to the court of appeals, which, once again, reinstated the verdict, failing to abide by the Supreme Court’s ruling. Accordingly, we appealed once more to the Supreme Court to try to get a final ruling on the matter. On April 10, 2025, the Supreme Court cancelled the judgment of the Ouargla Court of Appeals, ruled in our favor and sent the case back to a different court, the Algiers Court of Appeals. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $13.8 million in excess of amounts accrued.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2025	2026	2027	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$27,042	23,846	5,834	8,322	$65,044

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss), net of tax	$(2,205)	$(13,029)	$54,974	$(22,031)
Less: net (income) loss attributable to noncontrolling interest	(28,705)	(19,226)	(52,896)	(44,557)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(7,264)	(7,283)	(14,448)	(14,566)
Numerator for basic earnings per share:
Adjusted income (loss), net of tax - basic	$(38,174)	$(39,538)	$(12,370)	$(81,154)

Weighted-average number of shares outstanding - basic	14,083	9,207	12,271	9,191
Earnings (losses) per share:
Total Basic	$(2.71)	$(4.29)	$(1.01)	$(8.83)
DILUTED EPS:
Adjusted income (loss), net of tax - diluted	$(38,174)	$(39,538)	$(12,370)	$(81,154)

Weighted-average number of shares outstanding - diluted	14,083	9,207	12,271	9,191
Earnings (losses) per share:
Total Diluted	$(2.71)	$(4.29)	$(1.01)	$(8.83)

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

The average number of shares from options and shares related to outstanding Warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Potentially dilutive securities excluded as anti-dilutive	3,561	3,404	3,512	3,393

Additionally, for the three and six months ended June 30, 2025 and 2024, we excluded 1.2 million common shares from the computation of diluted shares related to the conversion of the 1.75% senior exchangeable notes due June 2029, because their effect would be anti-dilutive under the if-converted method.

Note 11 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	June 30,	December 31,
	2025	2024

	(In thousands)
Accrued compensation	$68,950	$68,776
Deferred revenue	59,917	30,902
Other taxes payable	34,380	33,446
Workers’ compensation liabilities	8,148	6,588
Interest payable	62,699	66,300
Litigation reserves	11,782	10,493
Accrued professional fees	4,451	2,490
Other accrued liabilities	23,884	4,764
	$274,211	$223,759

Investment income (loss) includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Interest and dividend income	$6,385	$8,595	$12,992	$18,787
Gains (losses) on marketable securities	(256)	(414)	(267)	(405)
	$6,129	$8,181	$12,725	$18,382

Other, net included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
(Gains) losses on sales, disposals and involuntary conversions of long-lived assets	$(11,704)	$4,939	$(15,829)	$9,542
Asset impairment	—	—	26,456	—
Transaction related costs	1,935	—	19,115	—
Other than temporary impairment on securities	3,847	—	3,847	—
Severance and reorganization costs	7,107	—	12,155	—
Warrant and derivative valuation	(3,187)	(3,915)	(7,399)	(9,594)
Litigation expenses and reserves	763	1,768	1,379	4,318
Foreign currency transaction losses	2,066	6,500	2,135	17,894
Loss (gain) on debt buyback	(1,915)	—	(1,915)	2,576
Other losses (gains)	7,162	2,787	10,920	3,451
	$6,074	$12,079	$50,864	$28,187

The changes in accumulated other comprehensive income (loss), by component, included the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2024	$2	$(3,606)	$(7,228)	$(10,832)
Other comprehensive income (loss) before reclassifications	—	—	(181)	(181)
Amounts reclassified from accumulated other comprehensive income (loss)	—	81	—	81
Net other comprehensive income (loss)	—	81	(181)	(100)
As of June 30, 2024	$2	$(3,525)	$(7,409)	$(10,932)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2025	$2	$(3,444)	$(6,972)	$(10,414)
Other comprehensive income (loss) before reclassifications	—	—	(335)	(335)
Amounts reclassified from accumulated other comprehensive income (loss)	—	81	—	81
Net other comprehensive income (loss)	—	81	(335)	(254)
As of June 30, 2025	$2	$(3,363)	$(7,307)	$(10,668)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
General and administrative expenses	$52	$52	$105	$105
Total income (loss) before income tax	(52)	(52)	(105)	(105)
Tax expense (benefit)	(12)	(12)	(24)	(24)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(40)	$(40)	$(81)	$(81)

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

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended
	June 30, 2025

	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$255,438	$384,970	$170,283	$36,527	$847,218	$(14,430)	$832,788
Direct costs	(147,288)	(247,946)	(80,482)	(24,794)	(500,510)	11,629	(488,881)
Depreciation and amortization	(62,033)	(81,607)	(26,136)	(3,453)	(173,229)	(1,832)	(175,061)
Other segment expenses (2)	(6,329)	(19,366)	(13,300)	(6,559)	(45,554)	(49,894)	(95,448)
Total adjusted operating income (loss)	$39,788	$36,051	$50,365	$1,721	$127,925	$(54,527)	$73,398

Capital expenditures	$35,499	$127,383	$34,414	$468	$197,764	$772	$198,536

	Six Months Ended
	June 30, 2025

	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$486,184	$766,688	$263,462	$80,692	$1,597,026	$(28,052)	$1,568,974
Direct costs	(279,216)	(496,386)	(124,705)	(56,029)	(956,336)	20,155	(936,181)
Depreciation and amortization	(123,145)	(164,135)	(34,076)	(4,681)	(326,037)	(3,662)	(329,699)
Other segment expenses (2)	(12,436)	(37,158)	(21,403)	(13,926)	(84,923)	(93,066)	(177,989)
Total adjusted operating income (loss) (2)	$71,387	$69,009	$83,278	$6,056	$229,730	$(104,625)	$125,105

Capital expenditures	$67,899	$235,511	$41,586	$751	$345,747	$3,298	$349,045

	Three Months Ended
	June 30, 2024

	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$259,723	$356,733	$82,961	$49,546	$748,963	$(14,165)	$734,798
Direct costs	(140,054)	(233,523)	(42,784)	(33,948)	(450,309)	10,084	(440,225)
Depreciation and amortization	(68,935)	(82,699)	(5,149)	(2,470)	(159,253)	(888)	(160,141)
Other segment expenses (2)	(5,649)	(16,839)	(7,709)	(8,268)	(38,465)	(38,051)	(76,516)
Total adjusted operating income (loss)	$45,085	$23,672	$27,319	$4,860	$100,936	$(43,020)	$57,916

Capital expenditures	$31,876	$95,675	$3,885	$1,166	$132,602	$5,648	$138,250

	Six Months Ended
	June 30, 2024

	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$531,712	$706,092	$158,535	$99,702	$1,496,041	$(27,539)	$1,468,502
Direct costs	(285,480)	(464,461)	(79,292)	(68,207)	(897,440)	20,138	(877,302)
Depreciation and amortization	(138,809)	(162,721)	(10,043)	(5,062)	(316,635)	(1,191)	(317,826)
Other segment expenses (2)	(11,809)	(32,762)	(14,988)	(17,364)	(76,923)	(75,207)	(152,130)
Total adjusted operating income (loss) (2)	$95,614	$46,148	$54,212	$9,069	$205,043	$(83,799)	$121,244

Capital expenditures	$61,819	$169,259	$7,416	$3,572	$242,066	$8,580	$250,646

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss):
Net income (loss)	$(2,205)	$(13,029)	$54,974	$(22,031)
Income tax expense (benefit)	23,077	15,554	38,084	31,598
Income (loss) before income taxes	20,872	2,525	93,058	9,567
Investment (income) loss	(6,129)	(8,181)	(12,725)	(18,382)
Interest expense	56,081	51,493	110,407	101,872
Gain on bargain purchase	(3,500)	—	(116,499)	—
Other, net	6,074	12,079	50,864	28,187
Total adjusted operating income (loss) (3)	$73,398	$57,916	$125,105	$121,244

	June 30,	December 31,
	2025	2024

	(In thousands)
Total assets:
U.S. Drilling	$1,070,216	$1,049,650
International Drilling	2,471,483	2,348,590
Drilling Solutions	444,153	79,065
Rig Technologies	180,229	215,225
Total reportable segments	4,166,081	3,692,530
Other reconciling items (4)	872,582	811,771
Total	$5,038,663	$4,504,301
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment and unallocated corporate expenses, assets and capital expenditures.

(2)	Other segment expenses represent general and administrative expenses and research and engineering expenses.

(3)	Management evaluates the performance of our operating segments using adjusted operating income (loss), which is our segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) is provided in the above table.

(4)	Represents corporate-related assets.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	June 30, 2025

	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$190,087	$—	$99,213	$18,934	$—	$308,234
U.S. Offshore	31,380	—	1,326	—	—	32,706
Alaska	33,971	—	2,654	4	—	36,629
Canada	—	12,472	455	1,545	—	14,472
Middle East & Asia	—	252,011	34,823	14,798	—	301,632
Latin America	—	89,765	23,661	872	—	114,298
Europe, Africa & CIS	—	30,722	8,151	374	—	39,247
Eliminations & other	—	—	—	—	(14,430)	(14,430)
Total	$255,438	$384,970	$170,283	$36,527	$(14,430)	$832,788

	Six Months Ended
	June 30, 2025
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$378,494	$—	$148,372	$37,791	$—	$564,657
U.S. Offshore	55,187	—	4,059	—	—	59,246
Alaska	52,503	—	3,595	4	—	56,102
Canada	—	15,043	1,073	3,407	—	19,523
Middle East & Asia	—	510,426	52,458	35,966	—	598,850
Latin America	—	185,230	43,539	2,275	—	231,044
Europe, Africa & CIS	—	55,989	10,366	1,249	—	67,604
Eliminations & other	—	—	—	—	(28,052)	(28,052)
Total	$486,184	$766,688	$263,462	$80,692	$(28,052)	$1,568,974

	Three Months Ended
	June 30, 2024

	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$220,797	$—	$47,434	$22,012	$—	$290,243
U.S. Offshore	28,351	—	2,602	—	—	30,953
Alaska	10,575	—	674	—	—	11,249
Canada	—	—	432	1,393	—	1,825
Middle East & Asia	—	249,291	13,086	19,508	—	281,885
Latin America	—	87,975	18,339	4,933	—	111,247
Europe, Africa & CIS	—	19,467	394	1,700	—	21,561
Eliminations & other	—	—	—	—	(14,165)	(14,165)
Total	$259,723	$356,733	$82,961	$49,546	$(14,165)	$734,798

	Six Months Ended
	June 30, 2024
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$452,921	$—	$92,136	$46,075	$—	$591,132
U.S. Offshore	57,045	—	5,459	—	—	62,504
Alaska	21,746	—	1,355	—	—	23,101
Canada	—	—	866	3,115	—	3,981
Middle East & Asia	—	500,532	24,042	38,679	—	563,253
Latin America	—	172,275	34,054	8,703	—	215,032
Europe, Africa & CIS	—	33,285	623	3,130	—	37,038
Eliminations & other	—	—	—	—	(27,539)	(27,539)
Total	$531,712	$706,092	$158,535	$99,702	$(27,539)	$1,468,502

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In thousands)
As of December 31, 2024	$433,562	$17,510	$9,742	$24,002	$13,424
As of June 30, 2025	$591,942	$20,907	$8,231	$50,022	$10,879

Approximately 42% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2025, of which 30% was recognized during the six months ended June 30, 2025, and 17% is expected to be recognized during 2026. The remaining 41% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2027 or thereafter.

Additionally, 36% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2025, of which 19% was recognized during the six months ended June 30, 2025, and 30% is expected to be recognized during 2026. The remaining 34% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2027 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

Note 14 Special Purpose Acquisition Company

Nabors Energy Transition Corp. II (“NETC II”) is our SPAC co-sponsored by Nabors and Greens Road Energy II LLC. Greens Road Energy II LLC is owned by certain members of Nabors’ management team and board members. In July 2023, NETC II completed its initial public offering of 30,500,000 units at $10.00 per unit, generating gross proceeds of approximately $305.0 million. Simultaneously with the closing of the IPO, NETC II completed the private sale of an aggregate of 9,540,000 warrants for an aggregate value of $9.5 million and issued unsecured promissory notes for an aggregate amount of $3.1 million. As part of the initial public offering of NETC II and subsequent private placement warrant transactions, $308.1 million was deposited in an interest-bearing U.S. based trust account (“Trust Account”) on July 18, 2023. In February 2025, NETC II entered into a definitive agreement for a business combination with e2Companies LLC, a leading provider of integrated solutions for on-site power generation, distribution and energy cost-optimization. Completion of the proposed transaction is subject to closing conditions. No assurance can be given that NETC II will be able to complete the business combination, either as described in the agreement with e2Companies LLC or at all.  In July 2025, NETC II held an extraordinary general meeting which approved, among other things, a proposal to extend the date NETC II has to consummate an initial business combination to July 18, 2026. In connection with the meeting, $186.7 million of the holdings held in the Trust Account were redeemed.

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

The SPAC is a consolidated VIE included in the accompanying consolidated financial statements under Restricted cash held in trust and Redeemable noncontrolling interest in subsidiary. As of June 30, 2025 and December 31, 2024, the Trust Account balance and non-controlling interest subject to possible redemption was $338.6 million and $331.8 million, respectively. NETC II’s non-controlling interest subject to possible redemption is presented at full redemption value as mezzanine equity, outside of the stockholders’ equity section in the accompanying consolidated financial statements.

The following table summarizes NETC II’s effects on changes in non-controlling interest subject to possible redemption.

	2025	2024

	(In thousands)
Balance, beginning of year	$331,781	$315,488
Net earnings	6,803	7,774
Balance as of June 30	$338,584	$323,262

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

We are a leading provider of advanced technology for the energy industry. With operations in over 20 countries, Nabors has established a global network of people, technology and equipment to deploy solutions that deliver safe, efficient and sustainable energy production. By leveraging its core competencies, particularly in drilling, engineering, automation, data science and manufacturing, Nabors aims to innovate the future of energy and enable the transition to a lower carbon world.

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

Since late 2022 and continuing through the second quarter of 2025, global energy commodity markets have experienced sustained volatility driven by evolving geopolitical dynamics, and more recently, domestic policy changes. In the U.S., operators generally reacted to these market conditions with caution by reducing their drilling activity – particularly in the natural gas basins. This trend appears to be shifting with the expectation for higher natural gas demand in the future. Meanwhile caution has increased in the oil-driven basins.

Economic sentiment, which in early 2023 and again in early 2025 had been clouded by fears of a global recession, has gradually improved. The U.S. Federal Reserve’s extended period of elevated interest rates through late 2024 constrained capital access for energy producers. However, with rate cuts beginning in late 2024 and continuing into early 2025, there is evidence that the capital markets are beginning to loosen. The full impact of these monetary policy changes on energy sector investment should become more apparent in the coming quarters. Despite the reduction in rig count, rig pricing discipline remained intact, and generally supportive of rig dayrates and daily rig margins.

Oil prices have been impacted by recent production actions announced by certain large international oil producers. Natural gas prices, particularly in the United States, have generally increased, in part as demand increase as LNG export facilities ramped throughput.

U.S. oil and gas production has proved resilient in the face of reduced drilling activity aided by efficiency gains. Internationally, we generally see an expansion of production capacity as well as the widespread development of unconventional resources driving an expected increase in oilfield activity broadly across those markets. In Saudi Arabia specifically, the operating rig fleet has declined even as unconventional gas development there proceeds.

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

Comparison of the three months ended June 30, 2025 and 2024

Operating revenues for the three months ended June 30, 2025 totaled $832.8 million, representing an increase of $98.0 million, compared to the three months ended June 30, 2024. For a more detailed description of operating results, see Segment Results of Operations below.

Net loss attributable to Nabors totaled $30.9 million ($2.71 per diluted share) for the three months ended June 30, 2025 compared to a net loss attributable to Nabors of $32.3 million ($4.29 per diluted share) for the three months ended June 30, 2024, or a $1.3 million increase in net income. See Segment Results of Operations and Other Financial Information below for additional discussion.

General and administrative expenses for the three months ended June 30, 2025 totaled $82.7 million, representing an increase of $20.6 million, or 33%, compared to the three months ended June 30, 2024. This is reflective of increases in workforce costs and general operating costs as a result of the Parker acquisition, along with inflationary pressures as market conditions have changed.

Depreciation and amortization expense for the three months ended June 30, 2025 was $175.1 million, representing an increase of $14.9 million compared to the three months ended June 30, 2024. The increase is a result of the additional assets obtained in the Parker acquisition.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	June 30,
	2025	2024	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$255,438	$259,723	$(4,285)	(2)%
Adjusted operating income (loss) (1)	$39,788	$45,085	$(5,297)	(12)%
Average rigs working (2)	72.4	75.0	(2.6)	(3)%

International Drilling
Operating revenues	$384,970	$356,733	$28,237	8%
Adjusted operating income (loss) (1)	$36,051	$23,672	$12,379	52%
Average rigs working (2)	85.9	84.4	1.5	2%

Drilling Solutions
Operating revenues	$170,283	$82,961	$87,322	105%
Adjusted operating income (loss) (1)	$50,365	$27,319	$23,046	84%

Rig Technologies
Operating revenues	$36,527	$49,546	$(13,019)	(26)%
Adjusted operating income (loss) (1)	$1,721	$4,860	$(3,139)	(65)%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 12—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment decreased by $4.3 million or 2% during the three months ended June 30, 2025 compared to the corresponding prior year period. Decreases in the Lower 48 land rig market for both average number of rigs working and dayrates, more than offset the incremental revenue from acquired Parker rig operations in the Alaska and U.S. Offshore markets.

International Drilling

Operating revenues for our International Drilling segment during the three months ended June 30, 2025 increased by $28.2 million or 8% compared to the corresponding prior year period. Incremental revenue from acquired Parker rig operations in international markets and the contribution of recently deployed rigs in other international markets comprise the majority of the increase.

Drilling Solutions

Operating revenues for this segment increased by $87.3 million or 105% during the three months ended June 30, 2025 compared to the corresponding prior year period. The increase in revenue is related to acquired Parker operations. This increase from Parker operations was slightly offset by a decline in results in the U.S. markets, which was driven by the reduction in drilling activity.

Rig Technologies

Operating revenues for our Rig Technologies segment decreased by $13.0 million or 26% during the three months ended June 30, 2025 compared to the corresponding prior year period due to the overall decline in activity in the U.S. as mentioned previously.

Other Financial Information

Interest expense

Interest expense for the three months ended June 30, 2025 was $56.1 million, representing an increase of $4.6 million, or 9%, compared to three months ended June 30, 2024. The increase was primarily due to an increase in our effective interest rate levels and an increase in our outstanding debt balance throughout the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Other, net

Other, net for the three months ended June 30, 2025 was a loss of $6.1 million compared to $12.1 million loss for the three months ended June 30, 2024 representing a $6.0 million increase in income. During the three months ended June 30, 2025, the amount primarily consisted of $2.1 million in foreign currency transaction losses, $3.8 million of other than temporary impairment on securities and $7.1 million related to severance and reorganization costs which was offset by $3.2 million of mark-to-market gains on the common share warrants and $11.7 million in gain on sales of assets. In comparison, the amount during the three months ended June 30, 2024 primarily consisted of $6.5 million in foreign currency transaction losses, $4.9 million in losses on sales of assets and $1.8 million from increases in litigation reserves which was offset by $3.9 million of mark-to-market gains on the common share warrants.

Income tax

Our worldwide tax expense for the three months ended June 30, 2025 was $23.1 million compared to $15.6 million for the three months ended June 30, 2024. The increase in tax expense was primarily attributable to the Parker acquisition, as well as the change in amount and geographic mix of our pre-tax earnings (losses).

Comparison of the six months ended June 30, 2025 and 2024

Operating revenues for the six months ended June 30, 2025 totaled $1.6 billion, representing an increase of $100.5 million, compared to the six months ended June 30, 2024. For a more detailed description of operating results, see Segment Results of Operations below.

Net income attributable to Nabors totaled $2.1 million ($1.01 loss per diluted share) for the six months ended June 30, 2025 compared to a net loss attributable to Nabors of $66.6 million ($8.83 per diluted share) for the six months ended June 30, 2024, or a $68.7 million increase in net income. $116.5 million of the increase is due to the gain on bargain purchase related to the Parker acquisition which was partially offset by $26.5 million of asset impairments related to assets held in Russia and $19.1 million of transaction related costs. See Segment Results of Operations and Other Financial Information below for additional discussion.

General and administrative expenses for the six months ended June 30, 2025 totaled $151.2 million, representing an increase of $27.3 million, or 22%, compared to the six months ended June 30, 2024. This is reflective of increases in workforce costs and general operating costs as a result of the Parker acquisition, along with inflationary pressures as market conditions have changed.

Depreciation and amortization expense for the six months ended June 30, 2025 was $329.7 million, representing an increase of $11.9 million compared to the six months ended June 30, 2024. The increase is a result of the additional assets obtained in the Parker acquisition.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Six Months Ended
	June 30,
	2025	2024	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$486,184	$531,712	$(45,528)	(9)%
Adjusted operating income (loss) (1)	$71,387	$95,614	$(24,227)	(25)%
Average rigs working (2)	70.3	76.8	(6.5)	(8)%

International Drilling
Operating revenues	$766,688	$706,092	$60,596	9%
Adjusted operating income (loss) (1)	$69,009	$46,148	$22,861	50%
Average rigs working (2)	85.4	82.7	2.7	3%

Drilling Solutions
Operating revenues	$263,462	$158,535	$104,927	66%
Adjusted operating income (loss) (1)	$83,278	$54,212	$29,066	54%

Rig Technologies
Operating revenues	$80,692	$99,702	$(19,010)	(19)%
Adjusted operating income (loss) (1)	$6,056	$9,069	$(3,013)	(33)%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 12—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment decreased by $45.5 million or 9% during the six months ended June 30, 2025 compared to the corresponding prior year period, Decreases in the Lower 48 land rig market for both average number of rigs working and dayrates, more than offset the incremental revenue from acquired Parker rig operations in the Alaska and U.S. Offshore markets.

International Drilling

Operating revenues for our International Drilling segment during the six months ended June 30, 2025 increased by $60.6 million or 9% compared to the corresponding prior year period. Incremental revenue from acquired Parker rig operations in international markets and the contribution of recently deployed rigs in other international markets comprise the majority of the increase.

Drilling Solutions

Operating revenues for this segment increased by $104.9 million or 66% during the six months ended June 30, 2025 compared to the corresponding prior year period. The increase in revenue is related to acquired Parker operations. This increase from Parker operations was slightly offset by a decline in results in the U.S. markets, which was driven by the reduction in drilling activity.

Rig Technologies

Operating revenues for our Rig Technologies segment decreased by $19.0 million or 19% during the six months ended June 30, 2025 compared to the corresponding prior year period due to the overall decline in activity in the U.S. as mentioned previously.

Other Financial Information

Interest expense

Interest expense for the six months ended June 30, 2025 was $110.4 million, representing an increase of $8.5 million, or 8%, compared to the six months ended June 30, 2024. The increase was primarily due to an increase in our effective interest rate levels and an increase in our outstanding debt balance throughout the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Gain on bargain purchase

Gain on bargain purchase for the six months ended June 30, 2025 and 2024 was $116.5 million and zero, respectively. The gain on bargain purchase was related to the Parker acquisition in the first quarter of 2025.

Other, net

Other, net for the six months ended June 30, 2025 was a loss of $50.9 million compared to $28.2 million loss for the six months ended June 30, 2024 representing a $22.7 million increase in loss. During the six months ended June 30, 2025, the amount primarily consisted of $26.5 million in asset impairments related to assets held in Russia, $19.1 million of transaction related costs and $12.2 million related to severance and reorganization costs which was offset by $7.4 million of mark-to-market gains on the common share warrants and $15.8 million in gain on sales of assets. In comparison, the amount during the six months ended June 30, 2024 primarily consisted of $17.9 million in foreign currency transaction losses, $9.5 million in losses on sales of assets, $4.3 million from increases in litigation reserves and $2.6 million of loss recognized for debt buybacks which was offset by $9.6 million of mark-to-market gains on the common share warrants.

Income tax

Our worldwide tax expense for the six months ended June 30, 2025 was $38.1 million compared to $31.6 million for the six months ended June 30, 2024. The increase in tax expense was primarily attributable to the Parker acquisition, as well as the change in amount and geographic mix of our pre-tax earnings (losses).

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under the 2024 Credit Agreement and cash generated from operations. As of June 30, 2025, we had cash and short-term investments of $387.4 million and working capital of $527.4 million. As of December 31, 2024, we had cash and short-term investments of $397.3 million and working capital of $427.6 million.

On June 30, 2025, we had borrowings of $178.0 million and $78.8 million of letters of credit outstanding under the 2024 Credit Agreement, which has a total borrowing capacity of $350.0 million and a separate letter of credit tranche that permits us to issue letters of credit with total reimbursement obligations not to exceed $125 million. Letters of credit issued do not affect revolving loan capacity and vice versa.

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

As of the date of this report, we were in compliance with all covenants under the 2024 Credit Agreement, including those regarding the required interest coverage ratio and minimum guarantor value, which were 4.30:1.00 and 99.8%, respectively, as of June 30, 2025. If we fail to perform our obligations under the covenants, the revolving credit commitments under the 2024 Credit Agreement could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. If necessary, we have the ability to manage our covenant compliance by taking certain actions including reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. We expect to remain in compliance with all covenants under the 2024 Credit Agreement during the twelve-month period following the date of this report based on our current operational and financial projections, including after giving effect to the Parker acquisition. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

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

We had seven letter-of-credit facilities with various banks as of June 30, 2025. Availability under these facilities as of June 30, 2025 was as follows:

June 30,
2025
(In thousands)
Credit available	$283,667
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	122,392
Remaining availability	$161,275

As of June 30, 2025, approximately 24%, 22% and 21% of our net accounts receivable balance was related to our operations in Saudi Arabia, Mexico and U.S., respectively. Our largest customer in Mexico has a history of making late payments and, in more recent periods, has utilized third-party financial institutions to pay certain of our receivables. The balances due are not in dispute, however, additional or continued delays in customer payments in the future could differ from historical practice and management’s current expectations.

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

The amount available for purchase under the A/R Agreements fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreements is $250.0 million and the amount of receivables purchased by the third-party Purchasers as of June 30, 2025 was $125.0 million.

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

Purchase commitments outstanding at June 30, 2025 totaled approximately $384.6 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the six months ended June 30, 2025 and 2024 below.

Operating Activities. Net cash provided by operating activities totaled $239.5 million during the six months ended June 30, 2025, compared to net cash provided of $288.9 million during the corresponding 2024 period. Operating cash flows are our primary source of capital and liquidity. Cash from operating results (before working capital changes) was $303.7 million for the six months ended June 30, 2025, a decrease of $40.5 million when compared to $344.3 million in the corresponding 2024 period. This was due to the decrease in activity across our business for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are also significant factors affecting operating cash flows and can be highly volatile in periods of increasing or decreasing activity levels. Changes in working capital items used $64.2 million in cash flows during the six months ended June 30, 2025, a $8.8 million unfavorable change as compared to the $55.4 million in cash flows used by working capital in the corresponding 2024 period.

Investing Activities. Net cash used for investing activities totaled $210.9 million during the six months ended June 30, 2025 compared to net cash used of $227.1 million during the corresponding 2024 period. Our primary use of cash for investing activities is capital expenditures for rig-related enhancements, new construction and equipment, and sustaining capital expenditures. During the six months ended June 30, 2025 and 2024, we used cash for capital expenditures totaling $343.9 million and $232.0 million, respectively. During the six months ended June 30, 2025, we received $84.4 million in cash acquired in the Parker acquisition, net of cash paid.

Financing Activities. Net cash used by financing activities totaled $21.3 million during the six months ended June 30, 2025. During the six months ended June 30, 2025, we paid off the Parker term loan of $177.8 million and received proceeds from the Credit Agreement of $178.0 million.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2025	2026	2027	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$27,042	23,846	5,834	8,322	$65,044

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2024 Annual Report. There were no material changes in our exposure to market risk during the six months ended June 30, 2025 from those disclosed in our 2024 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common shares to satisfy tax withholding obligations in connection with grants of share awards during the three months ended June 30, 2025 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
April 1 - April 30	—	$30.91	—	278,914
May 1 - May 31	—	$26.30	—	278,914
June 1 - June 30	—	$30.12	—	278,914

(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2016 Stock Plan. Each of the 2016 Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was reaffirmed by the Board in February 2019 and in May 2025. Through June 30, 2025, we repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of June 30, 2025, we had $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same rights as other outstanding shares. As of June 30, 2025, our subsidiaries held 1.2 million of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c) During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ WILLIAM RESTREPO
William Restrepo
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	August 1, 2025