Form 10-Q
period 2025-09-30
NABORS INDUSTRIES LTD
filed 2025-10-31
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

The number of common shares, par value $.05 per share, outstanding as of October 27, 2025 was 14,561,171, excluding 1,161,283 common shares held by our subsidiaries, or 15,722,454 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024

	(In thousands, except for
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$428,051	$389,652
Short-term investments	28	7,647
Notes receivable	250,035	—
Accounts receivable, net of allowance of $58,497 and $57,225, respectively	487,062	387,970
Inventory, net	108,303	129,979
Other current assets	150,948	84,289
Total current assets	1,424,427	999,537
Property, plant and equipment, net	2,931,290	2,830,957
Restricted cash held in trust	154,159	331,781
Deferred income taxes	180,091	216,296
Other long-term assets	143,537	125,730
Total assets (1)	$4,833,504	$4,504,301
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$352,415	$321,030
Accrued liabilities	290,751	223,759
Income taxes payable	25,618	20,360
Current lease liabilities	11,430	6,768
Total current liabilities	680,214	571,917
Long-term debt	2,347,984	2,505,217
Other long-term liabilities	233,455	218,343
Deferred income taxes	3,681	2,486
Total liabilities (1)	3,265,334	3,297,963
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest in subsidiary	629,261	785,091

Shareholders’ equity:
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 15,718 and 10,661, respectively	787	533
Capital in excess of par value	3,744,970	3,552,756
Accumulated other comprehensive income (loss)	(10,962)	(10,414)
Retained earnings (accumulated deficit)	(1,839,268)	(2,092,128)
Less: treasury shares, at cost, 1,161 and 1,161 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	579,776	134,996
Noncontrolling interest	359,133	286,251
Total equity	938,909	421,247
Total liabilities and equity	$4,833,504	$4,504,301
(1)	The condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 include assets and liabilities of variable interest entities. See Note 4—Joint Ventures and Note 14—Special Purpose Acquisition Company for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$818,190	$731,805	$2,387,164	$2,200,307
Investment income (loss)	7,323	11,503	20,048	29,885
Total revenues and other income	825,513	743,308	2,407,212	2,230,192

Costs and other deductions:
Direct costs	491,828	431,705	1,428,009	1,309,007
General and administrative expenses	77,076	63,976	228,308	187,881
Research and engineering	12,978	14,404	39,735	42,629
Depreciation and amortization	160,347	159,234	490,046	477,060
Interest expense	54,334	55,350	164,741	157,222
Gain on disposition of Quail Tools	(415,557)	—	(415,557)	—
Gain on bargain purchase	—	—	(116,499)	—
Other, net	24,470	41,608	75,334	69,795
Total costs and other deductions	405,476	766,277	1,894,117	2,243,594
Income (loss) before income taxes	420,037	(22,969)	513,095	(13,402)
Income tax expense (benefit):
Current	26,250	10,581	52,089	30,940
Deferred	91,321	(463)	103,566	10,776
Total income tax expense (benefit)	117,571	10,118	155,655	41,716
Net income (loss)	302,466	(33,087)	357,440	(55,118)
Less: Net (income) loss attributable to noncontrolling interest	(28,268)	(22,738)	(81,164)	(67,295)
Net income (loss) attributable to Nabors	$274,198	$(55,825)	$276,276	$(122,413)

Earnings (losses) per share:
Basic	$18.25	$(6.86)	$18.99	$(15.69)
Diluted	$16.85	$(6.86)	$17.54	$(15.69)

Weighted-average number of common shares outstanding:
Basic	14,098	9,213	12,880	9,199
Diluted	15,321	9,213	14,092	9,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)
Net income (loss) attributable to Nabors	$274,198	$(55,825)	$276,276	$(122,413)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(334)	48	(669)	(133)
Pension liability amortization and adjustment	52	52	157	157
Other comprehensive income (loss), before tax	(282)	100	(512)	24
Income tax expense (benefit) related to items of other comprehensive income (loss)	12	12	36	36
Other comprehensive income (loss), net of tax	(294)	88	(548)	(12)
Comprehensive income (loss) attributable to Nabors	273,904	(55,737)	275,728	(122,425)
Comprehensive income (loss) attributable to noncontrolling interest	28,268	22,738	81,164	67,295
Comprehensive income (loss)	$302,172	$(32,999)	$356,892	$(55,130)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$357,440	$(55,118)
Adjustments to net income (loss):
Depreciation and amortization	490,046	477,060
Deferred income tax expense (benefit)	103,566	10,776
Impairments and other charges	31,102	15,379
Amortization of debt discount and deferred financing costs	6,681	6,757
Bargain purchase gain	(116,499)	—
Losses (gains) on debt buyback	1,948	14,857
Losses (gains) on sale of long-lived assets, net	(13,362)	17,109
Share-based compensation	14,623	11,825
Foreign currency transaction losses (gains), net	5,347	21,317
Mark-to-market (gain) loss on warrants	(7,424)	(12,538)
Gain on disposition of Quail Tools	(415,557)	—
Other	3,974	5,445
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(15,813)	(38,163)
Inventory	19,904	4,337
Other current assets	(22,651)	(6,900)
Other long-term assets	15,596	(1,311)
Trade accounts payable and accrued liabilities	(4,553)	583
Income taxes payable	1,980	(24,912)
Other long-term liabilities	(8,923)	(13,990)
Net cash provided by (used for) operating activities	447,425	432,513
Cash flows from investing activities:
Purchase of investments	(4,336)	(7,681)
Cash acquired in stock based business combination, net of cash paid	84,429	—
Proceeds from disposition of Quail Tools	371,319	—
Capital expenditures	(553,886)	(359,873)
Proceeds from sales of assets	50,609	9,667
Other	7,502	4,671
Net cash (used for) provided by investing activities	(44,363)	(353,216)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	550,000
Reduction in debt	(343,036)	(1,197,024)
Debt issuance costs	—	(11,045)
Proceeds from revolving credit facilities	398,000	225,000
Reduction in revolving credit facilities	(398,000)	(225,000)
Payment of dividend to former Parker shareholders	(6,052)	—
Payments for employee taxes on net settlement of equity awards	(2,151)	(2,634)
Dividends to common and preferred shareholders	—	(87)
Distributions to noncontrolling interest	(1,625)	(950)
Special purpose acquisition company redemptions by non-controlling redeemable shareholders	(186,655)	—
Other	—	(282)
Net cash (used for) provided by financing activities	(539,519)	(662,022)
Effect of exchange rate changes on cash and cash equivalents	(2,669)	(10,446)
Net increase (decrease) in cash and cash equivalents and restricted cash	(139,126)	(593,171)
Cash and cash equivalents and restricted cash, beginning of period	722,960	1,374,182
Cash and cash equivalents and restricted cash, end of period	$583,834	$781,011

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	389,652	1,057,487
Restricted cash, beginning of period	333,308	316,695
Cash and cash equivalents and restricted cash, beginning of period	$722,960	$1,374,182

Cash and cash equivalents, end of period	428,051	451,649
Restricted cash, end of period	155,783	329,362
Cash and cash equivalents and restricted cash, end of period	$583,834	$781,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated	Retained
	Common Shares		in Excess	Other	Earnings		Non-
		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of June 30, 2024	10,711	$535	$3,543,986	$(10,932)	$(1,967,467)	$(1,315,751)	$251,229	$501,600
Net income (loss)	—	—	—	—	(55,825)	—	22,738	(33,087)
Other comprehensive income (loss), net of tax	—	—	—	88	—	—	—	88
Share-based compensation	(2)	—	4,093	—	—	—	—	4,093
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(4,746)	(4,746)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(7,363)	—	—	(7,363)
Other	—	—	—	—	(1)	—	—	(1)
As of September 30, 2024	10,709	$535	$3,548,079	$(10,844)	$(2,030,656)	$(1,315,751)	$269,221	$460,584

As of June 30, 2025	15,733	$787	$3,738,989	$(10,668)	$(2,105,373)	$(1,315,751)	$332,344	$640,328
Net income (loss)	—	—	—	—	274,198	—	28,268	302,466
Other comprehensive income (loss), net of tax	—	—	—	(294)	—	—	—	(294)
Share-based compensation	11	—	5,981	—	—	—	—	5,981
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(1,479)	(1,479)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(7,344)	—	—	(7,344)
Other	(26)	—	—	—	(749)	—	—	(749)
As of September 30, 2025	15,718	$787	$3,744,970	$(10,962)	$(1,839,268)	$(1,315,751)	$359,133	$938,909

			Capital	Accumulated	Retained
	Common Shares		in Excess	Other	Earnings		Non-
		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of December 31, 2023	10,556	$527	$3,538,896	$(10,832)	$(1,886,226)	$(1,315,751)	$215,396	$542,010
Net income (loss)	—	—	—	—	(122,413)	—	67,295	(55,118)
Other comprehensive income (loss), net of tax	—	—	—	(12)	—	—	—	(12)
Share-based compensation	185	9	11,825	—	—	—	—	11,834
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(13,470)	(13,470)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(21,929)	—	—	(21,929)
Other	(32)	(1)	(2,642)	—	(88)	—	—	(2,731)
As of September 30, 2024	10,709	$535	$3,548,079	$(10,844)	$(2,030,656)	$(1,315,751)	$269,221	$460,584

As of December 31, 2024	10,661	$533	$3,552,756	$(10,414)	$(2,092,128)	$(1,315,751)	$286,251	$421,247
Net income (loss)	—	—	—	—	276,276	—	81,164	357,440
Share issuance related to Parker acquisition	4,800	239	179,741	—	—	—	—	179,980
Other comprehensive income (loss), net of tax	—	—	—	(548)	—	—	—	(548)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(8,282)	(8,282)
Share-based compensation	328	16	14,623	—	—	—	—	14,639
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(21,792)	—	—	(21,792)
Other	(71)	(1)	(2,150)	—	(1,624)	—	—	(3,775)
As of September 30, 2025	15,718	$787	$3,744,970	$(10,962)	$(1,839,268)	$(1,315,751)	$359,133	$938,909

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

Our business portfolio is comprised of our global land-based and offshore drilling rig operations and other rig related services and technologies. We provide performance tools, tubular running services, directional drilling services, and innovative technologies for our own rig fleet and those operated by third parties. In addition, we design and manufacture advanced drilling equipment and provide drilling rig instrumentation. Also, we have a portfolio of technologies designed to drive energy efficiency and emissions reductions for both ourselves and third-party customers.

With operations in over 20 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of September 30, 2025 included:

●	283 actively marketed rigs for land-based drilling operations in the United States and various countries throughout the world; and

●	26 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

The short- and long-term implications of the military hostilities between Russia and Ukraine, which began in early 2022, remain difficult to predict. We continue to actively monitor this dynamic situation and evaluate the potential impact to our operations from sanctions that have been imposed against Russia by the United States, United Kingdom, the European Union, and other governments. As of September 30, 2025 and December 31, 2024, 0.0% and 0.7% of our property, plant and equipment, net was located in Russia, respectively. For the three months ending September 30, 2025 and 2024, 0.0% and 1.1% of our operating revenues were from operations in Russia, respectively. For the nine months ending September 30, 2025 and 2024, 0.2% and 0.9% of our operating revenues were from operations in Russia, respectively. During the nine months ended September 30, 2025, we recognized impairment charges of approximately $26.5 million related to the net carrying value of International Drilling and Rig Technologies assets located in Russia. The impairment charges are included in Other, net in our consolidated statements of income (loss). We currently have no assets or operations in Ukraine.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) applicable to interim reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “Commission”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2024 (“2024 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly our financial position as of September 30, 2025 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the nine months ended September 30, 2025 may not be indicative of results that will be realized for the full year ending December 31, 2025. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

On March 11, 2025, we completed our acquisition (the “Parker acquisition”) of Parker Drilling Company (“Parker”) resulting in Parker becoming a wholly owned subsidiary of Nabors. Parker provides drilling services across global energy markets. The unaudited condensed consolidated financial statements include the results of Parker from March 12, 2025 to September 30, 2025. On August 20, 2025, we sold Quail Tools, LLC (“Quail Tools”), a subsidiary of the Company, to Superior Energy Services, Inc. Quail Tools was part of the Company’s acquisition of Parker. See Note 3—Acquisitions and Dispositions for additional details on the acquisition and merger.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	September 30,	December 31,
	2025	2024

	(In thousands)
Raw materials	$98,996	$124,711
Work-in-progress	8,905	2,768
Finished goods	402	2,500
	$108,303	$129,979

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

Note 3 Acquisitions and Dispositions

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

The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based on preliminary estimated fair values as of the date of the business combination. We applied significant judgement in estimating the fair value of assets acquired and liabilities assumed. The carrying amounts of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued liabilities approximate their fair values due to their nature or the short-term maturity of instruments. The fair value of property and equipment was determined using the cost approach which includes assumptions related to replacement cost, physical deterioration, economic obsolescence, and floor value. The remaining assets acquired and liabilities assumed are based on inputs that are not observable in the market, such as unobservable lease terms, and thus represent Level 3 inputs. Assessing the overall business enterprise value, which was compared to market multiples for market participants, involved the use of assumptions with respect to future rig counts, operation and capital cost estimates and a weighted average cost of capital reflecting the cost of capital for market participants. Certain data necessary to complete the purchase price allocation is not yet available, including final tax returns that provide the underlying tax basis of Parker’s assets and liabilities. We will complete the purchase price allocation during the 12-month period following the acquisition date.

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

Approximately $126.3 million of revenue and $337.3 million of net income attributable to Parker are included in the consolidated statements of operations for the three months ended September 30, 2025. Approximately $303.6 million of revenue and $359.8 million of net income attributable to Parker are included in the consolidated statements of operations for the period from the closing date on March 12, 2025 through September 30, 2025. The net income attributable to Parker is primarily related to the sale of Quail Tools which is discussed below. During the nine months ended September 30, 2025, we incurred costs related to the Parker acquisition totaling $19.1 million, which are included in Other, net in our consolidated statements of income (loss), respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Operating revenues (1)	$818,190	$874,410	$2,490,283	$2,659,395
Net income (loss) (2)	302,466	(23,815)	270,034	53,737
(1)	Includes operating revenue from Quail Tools of $34.2 million and $154.8 million for the three and nine months ended September 30, 2025 respectively, and $64.4 million and $193.5 million for the three and nine months ended September 30, 2024 respectively.

(2)	Net income (loss) for the three and nine months ended September 30, 2025 includes the gain on disposition of Quail Tools of $415.6 million.

Quail Tools Disposition

On August 20, 2025, Nabors entered into a definitive agreement to sell Quail Tools to Superior Energy Services, Inc. Quail Tools was part of the Company’s acquisition of Parker. Net consideration for the sale totaled $600.0 million plus adjustments for net working capital. Consideration comprised of cash of $375.0 million and a seller note of $250.0 million. The seller note is included in notes receivable in our consolidated balance sheet as of September 30, 2025. On October 9, 2025, Nabors received prepayment in full of the $250.0 million seller note, including accrued and unpaid interest.

In connection with the sale, we recognized a gain of $415.6 million which is included in Gain on disposition of Quail Tools in our consolidated statements of income (loss). The gain on disposition of Quail Tools resulted in an increase of $101.1 million to the provision for income taxes during the three and nine months ended September 30, 2025.

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

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, with each of the party’s contributions having a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests that accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying condensed consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. As of September 30, 2025 and December 31, 2024, the amount included in redeemable noncontrolling interest was $475.1 million and $453.3 million, respectively. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet. The assets and liabilities included in the condensed balance sheet below are (a) assets that can either be used to settle obligations of the VIE or be made available in the future to the equity owners through dividends, distributions or in exchange of the redeemable ownership interests (upon mutual agreement of the owners) or (b) liabilities for which creditors do not have recourse to other assets of Nabors.

The condensed balance sheet of SANAD, as included in our condensed consolidated balance sheet, is presented below.

	September 30,	December 31,
	2025	2024

	(In thousands)
Assets:
Cash and cash equivalents	$216,686	$229,442
Accounts receivable	106,468	111,497
Other current assets	12,821	12,122
Property, plant and equipment, net	1,044,566	862,031
Other long-term assets	14,569	12,404
Total assets	$1,395,110	$1,227,496
Liabilities:
Accounts payable	$117,224	$112,373
Accrued liabilities	31,093	12,447
Other liabilities	60,318	47,254
Total liabilities	$208,635	$172,074

Note 5 Accounts Receivable Purchase and Sales Agreements

The Company entered into an accounts receivable sales agreement (the “A/R Sales Agreement”) and an accounts receivable purchase agreement (the “A/R Purchase Agreement,” and, together with the A/R Sales Agreement, the “A/R Agreements”). As part of the A/R Agreements, the Company continuously sells designated eligible pools of receivables as they are originated by it and certain of its U.S. subsidiaries to a separate, bankruptcy-remote, special purpose entity (“SPE”) pursuant to the A/R Sales Agreement. Pursuant to the A/R Purchase Agreement, the SPE in turn sells, transfers, conveys and assigns to unaffiliated third-party financial institutions (the “Purchasers”) all the rights, title and interest in and to its pool of eligible receivables (the “Eligible Receivables”). The sale of the Eligible Receivables qualifies for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing. During the period of this program, cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. The remaining receivables held by the SPE were pledged to secure the collectability of the sold Eligible Receivables. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection. The amount of receivables pledged as collateral as of September 30, 2025 and December 31, 2024 is approximately $62.9 million and $44.6 million, respectively.

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

In August 2025, we entered into the First Amendment to the A/R Sales Agreement and the Fifth Amendment to the A/R Purchase Agreement. The First Amendment to the A/R Sales Agreement amends the agreement to, among other things, add certain subsidiaries of Parker, an indirect wholly-owned subsidiary of the Company, as originators (the “Additional Originators”). The Fifth Amendment to the A/R Purchase Agreement amends the agreement to make changes to reflect the joinder of the Additional Originators.

The amount available for sale to the Purchasers under the A/R Purchase Agreement fluctuates over time based on the total amount of Eligible Receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of September 30, 2025 and December 31, 2024, approximately $137.0 million and $130.0 million had been sold to and as yet uncollected by the Purchasers, respectively.

Note 6 Debt

Debt consisted of the following:

	September 30,	December 31,
	2025	2024

	(In thousands)
7.375% senior priority guaranteed notes due May 2027	$546,050	$700,000
7.50% senior guaranteed notes due January 2028	379,146	389,609
1.75% senior exchangeable notes due June 2029	250,000	250,000
9.125% senior priority guaranteed notes due January 2030	650,000	650,000
8.875% senior guaranteed notes due August 2031	550,000	550,000
	$2,375,196	$2,539,609
Less: deferred financing costs	27,212	34,392
Long-term debt	$2,347,984	$2,505,217

During the nine months ended September 30, 2025, we repurchased $164.4 million aggregate principal amount of outstanding Nabors Delaware’s notes for approximately $169.7 million in cash, including $4.5 million in accrued and unpaid interest. In connection with these repurchases, we recognized a $1.9 million loss for the nine months ended September 30, 2025 which is included in Other, net in our condensed consolidated statement of income (loss).

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

On September 4, 2025, Nabors Delaware entered into the first amendment to the 2024 Credit Agreement to revise the restricted payments covenant to permit Nabors Delaware to repurchase up to $100.0 million of equity of either Nabors Delaware or any parent entity in any fiscal year. Usage of this provision will reduce Nabors Delaware’s ability to make dividends on a dollar-for-dollar basis; any dividends distributed by Nabors Delaware will likewise reduce Nabors Delaware’s ability to make buybacks of equity on a dollar-for-dollar basis.

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

As of September 30, 2025, we had no borrowings and $75.2 million of letters of credit outstanding under our 2024 Credit Agreement. The weighted average interest rate on borrowings under the 2024 Credit Agreement at September 30, 2025 was 7.21%. In order to make any future borrowings under the 2024 Credit Agreement, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

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

Note 7 Shareholders’ Equity

Common share issuance

On March 11, 2025, in connection with the completion of the Parker acquisition, we issued 4.8 million common shares to the former stockholders of Parker. See further discussion on the transaction in Note 3—Acquisitions and Dispositions.

Common share warrants

On May 27, 2021, the Board declared a distribution of warrants to purchase its common shares (the “Warrants”) to holders of the Company’s common shares. Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3.2 million Warrants on June 11, 2021 to shareholders of record as of June 4, 2021. As of September 30, 2025, 2.5 million Warrants remain outstanding and 1.1 million common shares have been issued as a result of exercises of Warrants.

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

The Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the Warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. On September 30, 2025 and December 31, 2024, the fair value of the Warrants was approximately $1.6 million and $9.0 million, respectively. During the three months and nine months ended September 30, 2025, approximately $25 thousand and $7.4 million of gain has been recognized for the change in the liability and included in Other, net in our consolidated statements of income (loss), respectively. During the three months and nine months ended September 30, 2024, approximately $2.9 million and $12.5 million of gain has been recognized for the change in the liability and included in Other, net in our consolidated statements of income (loss), respectively.

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

Recurring Fair Value Measurements

Our financial assets that are accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 consisted of short-term investments and restricted cash held in trust. During the nine months ended September 30, 2025, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of September 30, 2025 and December 31, 2024, our restricted cash held in trust was carried at fair market value and totaled $154.2 million and $331.8 million, respectively, and consisted of Level 1 measurements. Our short-term investments were primarily held at fair market value and totaled $28 thousand and $7.6 million, respectively and primarily consisted of Level 2 measurements. No material Level 3 measurements existed for our financial assets for any of the periods presented.

Our financial liabilities that are accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 consisted of the Warrants which are included in other short-term liabilities as of September 30, 2025 and other long-term liabilities as of December 31, 2024 in the accompanying consolidated financial statements. As of September 30, 2025 and December 31, 2024, the Warrants were carried at fair market value using their trading price and totaled $1.6 million and $9.0 million, respectively.

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

	September 30, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
7.375% senior priority guaranteed notes due May 2027	$546,050	$555,049	$700,000	$699,916
7.50% senior guaranteed notes due January 2028	379,146	379,529	389,609	362,823
1.75% senior exchangeable notes due June 2029	250,000	193,560	250,000	179,548
9.125% senior priority guaranteed notes due January 2030	650,000	676,715	650,000	661,401
8.875% senior guaranteed notes due August 2031	550,000	512,644	550,000	511,104
	$2,375,196	$2,317,497	$2,539,609	$2,414,792
Less: deferred financing costs	27,212		34,392
	$2,347,984		$2,505,217

The fair values of our cash equivalents, notes receivables, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $21.8 million (at September 30, 2025 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We appealed this decision again to the Supreme Court, which again overturned the appeals court’s decision. The case was moved back to the court of appeals, which, once again, reinstated the verdict, failing to abide by the Supreme Court’s ruling. Accordingly, we appealed once more to the Supreme Court to try to get a final ruling on the matter. On April 10, 2025, the Supreme Court cancelled the judgment of the Ouargla Court of Appeals, ruled in our favor and sent the case back to a different court, the Algiers Court of Appeals. While our payments were consistent with our historical operations in the country, and, we believe, those of other multinational corporations there, as well as interpretations of the law by the Central Bank of Algeria, the ultimate resolution of this matter could result in a loss of up to $13.8 million in excess of amounts accrued.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2025	2026	2027	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$8,094	28,967	20	14,525	$51,606

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss), net of tax	$302,466	$(33,087)	$357,440	$(55,118)
Less: net (income) loss attributable to noncontrolling interest	(28,268)	(22,738)	(81,164)	(67,295)
Less: deemed dividends to SPAC public shareholders	(750)	—	(750)	—
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(7,344)	(7,363)	(21,792)	(21,929)
Less: distributed and undistributed earnings allocated to unvested shareholders	(8,828)	—	(9,106)	—
Numerator for basic earnings per share:
Adjusted income (loss), net of tax - basic	$257,276	$(63,188)	$244,628	$(144,342)

Weighted-average number of shares outstanding - basic	14,098	9,213	12,880	9,199
Earnings (losses) per share:
Total Basic	$18.25	$(6.86)	$18.99	$(15.69)
DILUTED EPS:
Adjusted income (loss), net of tax - basic	$257,276	$(63,188)	$244,628	$(144,342)
Add: after tax interest expense of convertible notes	848	—	2,544	—
Add: effect of reallocating undistributed earnings of unvested shareholders	28	—	24	—
Adjusted income (loss), net of tax - diluted	$258,152	$(63,188)	$247,196	$(144,342)

Weighted-average number of shares outstanding - basic	14,098	9,213	12,880	9,199
Add: if converted dilutive effect of convertible notes	1,176	—	1,176	—
Add: dilutive effect of potential common shares	47	—	36	—
Weighted-average number of shares outstanding - diluted	15,321	9,213	14,092	9,199
Earnings (losses) per share:
Total Diluted	$16.85	$(6.86)	$17.54	$(15.69)

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

The average number of shares from options and shares related to outstanding Warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Potentially dilutive securities excluded as anti-dilutive	3,477	3,383	3,500	3,390

Additionally, for the three and nine months ended September 30, 2024, we excluded 1.2 million common shares from the computation of diluted shares related to the conversion of the 1.75% senior exchangeable notes due June 2029, because their effect would be anti-dilutive under the if-converted method.

Note 11 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	September 30,	December 31,
	2025	2024

	(In thousands)
Accrued compensation	$87,231	$68,776
Deferred revenue	67,408	30,902
Other taxes payable	32,856	33,446
Workers’ compensation liabilities	8,146	6,588
Interest payable	38,073	66,300
Litigation reserves	11,295	10,493
Accrued professional fees	2,900	2,490
Accrued transaction related costs	15,000	—
Other accrued liabilities	27,842	4,764
	$290,751	$223,759

Investment income (loss) includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Interest and dividend income	$7,325	$11,479	$20,317	$30,265
Gains (losses) on marketable securities	(2)	24	(269)	(380)
	$7,323	$11,503	$20,048	$29,885

Other, net included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
(Gains) losses on sales, disposals and involuntary conversions of long-lived assets	$2,469	$6,000	$(13,360)	$15,542
Asset impairment	—	—	26,456	—
Transaction related costs	743	1,194	19,858	1,194
Other than temporary impairment on securities	—	15,380	3,847	15,380
Severance and reorganization costs	9,823	1,734	21,978	2,882
Warrant and derivative valuation	(25)	(2,944)	(7,424)	(12,538)
Litigation expenses and reserves	2,389	879	3,768	5,197
Foreign currency transaction losses	3,260	3,423	5,395	21,317
Loss (gain) on debt buyback	3,863	12,281	1,948	14,857
Other losses (gains)	1,948	3,661	12,868	5,964
	$24,470	$41,608	$75,334	$69,795

The changes in accumulated other comprehensive income (loss), by component, included the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2024	$2	$(3,606)	$(7,228)	$(10,832)
Other comprehensive income (loss) before reclassifications	—	—	(133)	(133)
Amounts reclassified from accumulated other comprehensive income (loss)	—	121	—	121
Net other comprehensive income (loss)	—	121	(133)	(12)
As of September 30, 2024	$2	$(3,485)	$(7,361)	$(10,844)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2025	$2	$(3,444)	$(6,972)	$(10,414)
Other comprehensive income (loss) before reclassifications	—	—	(669)	(669)
Amounts reclassified from accumulated other comprehensive income (loss)	—	121	—	121
Net other comprehensive income (loss)	—	121	(669)	(548)
As of September 30, 2025	$2	$(3,323)	$(7,641)	$(10,962)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
General and administrative expenses	$52	$52	$157	$157
Total income (loss) before income tax	(52)	(52)	(157)	(157)
Tax expense (benefit)	(12)	(12)	(36)	(36)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(40)	$(40)	$(121)	$(121)

Note 12 Segment Information

Our business consists of four reportable segments: U.S. Drilling, International Drilling, Drilling Solutions and Rig Technologies. Our reportable segments include operating segments that have been aggregated based on the nature of the products and services provided. Results of Parker’s operations have been included within U.S. Drilling, International Drilling and Drilling Solutions segments. Prior to its sale, Quail Tools’ operations were included within the Drilling Solutions segment. The accounting policies of the segments are the same as those described in Note 2—Summary of Significant Accounting Policies. Inter-segment sales are recorded at cost or cost plus a profit margin. Management’s determination of our reporting segments was made on the basis of our strategic priorities within each segment and the differences in the products and services we provide. The reportable segments results are reviewed regularly by the chief operating decision maker (“CODM”), who is our Chairman and Chief Executive Officer, in deciding how to allocate resources and assess performance. Our CODM evaluates the segments’ operating performance based on adjusted operating income (loss), defined as net income (loss) before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), gain on disposition of Quail Tools, gain on bargain purchase and other, net.

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended
	September 30, 2025
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$249,836	$407,235	$141,942	$35,597	$834,610	$(16,420)	$818,190
Direct costs	(149,156)	(260,004)	(69,186)	(25,449)	(503,795)	11,967	(491,828)
Depreciation and amortization	(62,732)	(82,075)	(10,684)	(2,893)	(158,384)	(1,963)	(160,347)
Other segment expenses (2)	(6,519)	(19,680)	(12,090)	(6,378)	(44,667)	(45,387)	(90,054)
Total adjusted operating income (loss)	$31,429	$45,476	$49,982	$877	$127,764

Capital expenditures	$39,238	$132,678	$16,186	$517	$188,619	$(566)	$188,053

	Nine Months Ended
	September 30, 2025
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$736,020	$1,173,923	$405,404	$116,289	$2,431,636	$(44,472)	$2,387,164
Direct costs	(428,372)	(756,390)	(193,891)	(81,478)	(1,460,131)	32,122	(1,428,009)
Depreciation and amortization	(185,877)	(246,210)	(44,760)	(7,574)	(484,421)	(5,625)	(490,046)
Other segment expenses (2)	(18,955)	(56,838)	(33,493)	(20,304)	(129,590)	(138,453)	(268,043)
Total adjusted operating income (loss) (2)	$102,816	$114,485	$133,260	$6,933	$357,494

Capital expenditures	$107,137	$368,189	$57,772	$1,268	$534,366	$2,732	$537,098

	Three Months Ended
	September 30, 2024
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$254,773	$368,594	$79,544	$45,809	$748,720	$(16,915)	$731,805
Direct costs	(139,702)	(235,402)	(37,353)	(31,702)	(444,159)	12,454	(431,705)
Depreciation and amortization	(66,966)	(83,769)	(5,080)	(3,343)	(159,158)	(76)	(159,234)
Other segment expenses (2)	(6,411)	(17,241)	(7,880)	(8,003)	(39,535)	(38,845)	(78,380)
Total adjusted operating income (loss)	$41,694	$32,182	$29,231	$2,761	$105,868

Capital expenditures	$25,778	$81,903	$4,857	$586	$113,124	$4,785	$117,909

	Nine Months Ended
	September 30, 2024
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$786,485	$1,074,686	$238,079	$145,511	$2,244,761	$(44,454)	$2,200,307
Direct costs	(425,182)	(699,863)	(116,645)	(99,909)	(1,341,599)	32,592	(1,309,007)
Depreciation and amortization	(205,775)	(246,490)	(15,123)	(8,405)	(475,793)	(1,267)	(477,060)
Other segment expenses (2)	(18,220)	(50,003)	(22,868)	(25,367)	(116,458)	(114,052)	(230,510)
Total adjusted operating income (loss) (2)	$137,308	$78,330	$83,443	$11,830	$310,911

Capital expenditures	$87,597	$251,163	$12,273	$4,158	$355,191	$13,365	$368,556

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss):
Net income (loss)	$302,466	$(33,087)	$357,440	$(55,118)
Income tax expense (benefit)	117,571	10,118	155,655	41,716
Income (loss) before income taxes	420,037	(22,969)	513,095	(13,402)
Investment (income) loss	(7,323)	(11,503)	(20,048)	(29,885)
Interest expense	54,334	55,350	164,741	157,222
Gain on disposition of Quail Tools	(415,557)	—	(415,557)	—
Gain on bargain purchase	—	—	(116,499)	—
Other, net	24,470	41,608	75,334	69,795
Other reconciling items (1)	51,803	43,382	156,428	127,181
Total segment adjusted operating income (loss) (3)	$127,764	$105,868	$357,494	$310,911

	September 30,	December 31,
	2025	2024

	(In thousands)
Total assets:
U.S. Drilling	$1,012,063	$1,049,650
International Drilling	2,494,424	2,348,590
Drilling Solutions	221,598	79,065
Rig Technologies	166,351	215,225
Total reportable segments	3,894,436	3,692,530
Other reconciling items (4)	939,068	811,771
Total	$4,833,504	$4,504,301
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment and unallocated corporate expenses, assets and capital expenditures.

(2)	Other segment expenses represent general and administrative expenses and research and engineering expenses.

(3)	Management evaluates the performance of our operating segments using adjusted operating income (loss), which is our segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) is provided in the above table.

(4)	Represents corporate-related assets.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	September 30, 2025
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$185,404	$—	$71,336	$21,844	$—	$278,584
U.S. Offshore	30,802	—	2,843	—	—	33,645
Alaska	33,630	—	2,182	—	—	35,812
Canada	—	15,633	575	1,177	—	17,385
Middle East & Asia	—	270,003	34,549	12,207	—	316,759
Latin America	—	91,050	21,917	306	—	113,273
Europe, Africa & CIS	—	30,549	8,540	63	—	39,152
Eliminations & other	—	—	—	—	(16,420)	(16,420)
Total	$249,836	$407,235	$141,942	$35,597	$(16,420)	$818,190

	Nine Months Ended
	September 30, 2025
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$563,898	$—	$219,707	$59,633	$—	$843,238
U.S. Offshore	85,989	—	6,902	—	—	92,891
Alaska	86,133	—	5,778	4	—	91,915
Canada	—	30,676	1,648	4,584	—	36,908
Middle East & Asia	—	780,429	87,006	48,176	—	915,611
Latin America	—	276,279	65,458	2,580	—	344,317
Europe, Africa & CIS	—	86,539	18,905	1,312	—	106,756
Eliminations & other	—	—	—	—	(44,472)	(44,472)
Total	$736,020	$1,173,923	$405,404	$116,289	$(44,472)	$2,387,164

	Three Months Ended
	September 30, 2024
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$217,138	$—	$42,161	$20,661	$—	$279,960
U.S. Offshore	25,510	—	1,969	—	—	27,479
Alaska	12,125	—	501	—	—	12,626
Canada	—	—	416	936	—	1,352
Middle East & Asia	—	250,740	13,321	19,067	—	283,128
Latin America	—	94,140	20,735	3,361	—	118,236
Europe, Africa & CIS	—	23,714	441	1,784	—	25,939
Eliminations & other	—	—	—	—	(16,915)	(16,915)
Total	$254,773	$368,594	$79,544	$45,809	$(16,915)	$731,805

	Nine Months Ended
	September 30, 2024
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$670,060	$—	$134,296	$66,735	$—	$871,091
U.S. Offshore	82,555	—	7,429	—	—	89,984
Alaska	33,870	—	1,856	—	—	35,726
Canada	—	—	1,282	4,051	—	5,333
Middle East & Asia	—	751,271	37,363	57,748	—	846,382
Latin America	—	266,416	54,789	12,064	—	333,269
Europe, Africa & CIS	—	56,999	1,064	4,913	—	62,976
Eliminations & other	—	—	—	—	(44,454)	(44,454)
Total	$786,485	$1,074,686	$238,079	$145,511	$(44,454)	$2,200,307

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In thousands)
As of December 31, 2024	$433,562	$17,510	$9,742	$24,002	$13,424
As of September 30, 2025	$542,567	$19,649	$9,467	$55,586	$14,001

Approximately 42% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2025, of which 36% was recognized during the nine months ended September 30, 2025, and 17% is expected to be recognized during 2026. The remaining 41% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2027 or thereafter.

Additionally, 44% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2025, of which 34% was recognized during the nine months ended September 30, 2025, and 23% is expected to be recognized during 2026. The remaining 33% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2027 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

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

On July 11, 2025, NETC II and Merger Sub, LLC (“Merger Sub”), a wholly owned subsidiary of Nabors Energy Transition Sponsor II LLC (the “Sponsor”),  filed a complaint against e2 in the Delaware Court of Chancery (the “Complaint”)  alleging that e2 breached the business combination agreement by, among other things, delaying in completing its obligations to assist with required regulatory filings and otherwise delaying in completing the business combination, engaging in non-ordinary course transactions without NETC II’s consent, and failing to provide required financials to NETC II. On October 14, 2025, NETC II, e2, the Sponsor and Merger Sub entered into the Settlement Agreement and Release pursuant to which (i) e2 issued a secured promissory note to NETC II in an aggregate principal amount of $29.23 million and (ii) the parties agreed to dismiss the Complaint with prejudice.

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

The SPAC is a consolidated VIE included in the accompanying consolidated financial statements under Restricted cash held in trust and Redeemable noncontrolling interest in subsidiary. As of September 30, 2025 and December 31, 2024, the Trust Account balance and non-controlling interest subject to possible redemption was $154.2 million and $331.8 million, respectively. NETC II’s non-controlling interest subject to possible redemption is presented at full redemption value as mezzanine equity, outside of the stockholders’ equity section in the accompanying consolidated financial statements.

The following table summarizes NETC II’s effects on changes in non-controlling interest subject to possible redemption.

	2025	2024

	(In thousands)
Balance, beginning of year	$331,781	$315,488
Redemptions	(186,655)	—
Net earnings	8,283	12,521
Nabors deemed dividends to SPAC public shareholders	750	—
Balance as of September 30	$154,159	$328,009

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

Since late 2022 and continuing through the third quarter of 2025, global energy commodity markets have experienced sustained volatility driven by evolving geopolitical dynamics, and more recently, domestic policy changes. In the U.S., operators generally reacted to these market conditions with caution by reducing their drilling activity – particularly in the natural gas basins. This trend appears to be shifting with the expectation for higher natural gas demand in the future. Meanwhile, a number of operators in oil-driven basins, especially the Permian Basin, have reduced drilling activity as they have realized efficiency gains and achieved their production goals.

Economic sentiment, which in early 2023 and again in early 2025 had been clouded by fears of a global recession, has gradually improved. The U.S. Federal Reserve’s extended period of elevated interest rates through late 2024 constrained capital access for energy producers. However, with rate cuts beginning in late 2024 and continuing in 2025, there is evidence that the capital markets are beginning to loosen. The full impact of these monetary policy changes on energy sector investment should become more apparent in the coming quarters. Despite the reduction in rig count, pricing discipline for drilling rigs remained intact, and generally supportive of rig dayrates and daily rig margins.

Oil prices have been impacted by recent production actions announced by certain large international oil producers. Natural gas prices, particularly in the United States, have generally increased, in part as demand increased as LNG export facilities ramped throughput.

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

Sale of Quail Tools, LLC

On August 20, 2025, Nabors entered into a definitive agreement to sell Quail Tools to Superior Energy Services, Inc. Quail Tools was part of Nabors’ acquisition of Parker. Net consideration for the sale totals $625.0 million inclusive of a net working capital adjustment. Consideration comprised of cash of $375.0 million and a seller note of $250.0 million. On October 9, 2025, Nabors received prepayment in full of the $250.0 million seller note, including accrued and unpaid interest.

Comparison of the three months ended September 30, 2025 and 2024

Operating revenues for the three months ended September 30, 2025 totaled $818.2 million, representing an increase of $86.4 million, compared to the three months ended September 30, 2024. For a more detailed description of operating results, see Segment Results of Operations below.

Net income attributable to Nabors totaled $274.2 million ($16.85 per diluted share) for the three months ended September 30, 2025 compared to a net loss attributable to Nabors of $55.8 million ($6.86 per diluted share) for the three months ended September 30, 2024, or a $330.0 million increase in net income. $415.6 million of the increase in net income was due to the gain on the disposition of Quail Tools. See Segment Results of Operations and Other Financial Information below for additional discussion.

General and administrative expenses for the three months ended September 30, 2025 totaled $77.1 million, representing an increase of $13.1 million, or 20%, compared to the three months ended September 30, 2024. This is reflective of increases in workforce costs and general operating costs as a result of the Parker acquisition, along with inflationary pressures as market conditions have changed.

Depreciation and amortization expense for the three months ended September 30, 2025 was $160.3 million, representing an increase of $1.1 million compared to the three months ended September 30, 2024. The increase is a result of the additional assets obtained in the Parker acquisition.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	September 30,
	2025	2024	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$249,836	$254,773	$(4,937)	(2)%
Adjusted operating income (loss) (1)	$31,429	$41,694	$(10,265)	(25)%
Average rigs working (2)	69.2	74.0	(4.8)	(6)%

International Drilling
Operating revenues	$407,235	$368,594	$38,641	10%
Adjusted operating income (loss) (1)	$45,476	$32,182	$13,294	41%
Average rigs working (2)	89.2	84.7	4.5	5%

Drilling Solutions
Operating revenues	$141,942	$79,544	$62,398	78%
Adjusted operating income (loss) (1)	$49,982	$29,231	$20,751	71%

Rig Technologies
Operating revenues	$35,597	$45,809	$(10,212)	(22)%
Adjusted operating income (loss) (1)	$877	$2,761	$(1,884)	(68)%

(3)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 12—Segment Information to the consolidated financial statements included in Item 1 of the report.

(4)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment decreased by $4.9 million or 2% during the three months ended September 30, 2025 compared to the corresponding prior year period. Decreases in the Lower 48 land rig market for both average number of rigs working and dayrates, more than offset the incremental revenue from acquired Parker rig operations in the Alaska and U.S. Offshore markets.

International Drilling

Operating revenues for our International Drilling segment during the three months ended September 30, 2025 increased by $38.6 million or 10% compared to the corresponding prior year period. Incremental revenue from acquired Parker rig operations in international markets and the contribution of recently deployed rigs in other international markets comprise the majority of the increase.

Drilling Solutions

Operating revenues for this segment increased by $62.4 million or 78% during the three months ended September 30, 2025 compared to the corresponding prior year period. The increase in revenue is related to acquired Parker operations. This increase from Parker operations was slightly offset by a decline in results in the U.S. markets, which was driven by the reduction in drilling activity.

Rig Technologies

Operating revenues for our Rig Technologies segment decreased by $10.2 million or 22% during the three months ended September 30, 2025 compared to the corresponding prior year period due to the overall decline in activity as mentioned previously.

Other Financial Information

Interest expense

Interest expense for the three months ended September 30, 2025 was $54.3 million, representing a decrease of $1.0 million, or 2%, compared to three months ended September 30, 2024. The decrease was primarily due to a decrease in our average outstanding debt balance throughout the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Gain on disposition of Quail Tools

Gain on disposition of Quail Tools for the three months ended September 30, 2025 and 2024 was $415.6 million and zero, respectively. The gain on disposition of Quail Tools was related to the sale of Quail Tools in the third quarter of 2025.

Other, net

Other, net for the three months ended September 30, 2025 was a loss of $24.5 million compared to $41.6 million loss for the three months ended September 30, 2024 representing a $17.1 million increase in income. During the three months ended September 30, 2025, the amount primarily consisted of $3.3 million in foreign currency transaction losses, $9.8 million related to severance and reorganization costs, $3.9 million of loss recognized for debt buybacks and $2.5 million in loss on sales of assets. In comparison, the amount during the three months ended September 30, 2024 primarily consisted of $3.4 million in foreign currency transaction losses, $6.0 million in losses on sales of assets, $15.4 million in other than temporary impairment on securities and $12.3 million of loss recognized for debt buybacks which was offset by $2.9 million of mark-to-market gains on the common share warrants.

Income tax

Our worldwide tax expense for the three months ended September 30, 2025 was $117.6 million compared to $10.1 million for the three months ended September 30, 2024. The increase in tax expense was primarily attributable to the sale of Quail Tools, as well as the change in amount and geographic mix of our pre-tax earnings (losses).

Comparison of the nine months ended September 30, 2025 and 2024

Operating revenues for the nine months ended September 30, 2025 totaled $2.4 billion, representing an increase of $186.9 million, compared to the nine months ended September 30, 2024. For a more detailed description of operating results, see Segment Results of Operations below.

Net income attributable to Nabors totaled $276.3 million ($17.54 per diluted share) for the nine months ended September 30, 2025 compared to a net loss attributable to Nabors of $122.4 million ($15.69 per diluted share) for the nine months ended September 30, 2024, or a $398.7 million increase in net income. $116.5 million of the increase is due to the gain on bargain purchase related to the Parker acquisition and $415.6 million was due to the disposition of Quail Tools. These gains were partially offset by $26.5 million of asset impairments related to assets held in Russia and $19.9 million of transaction related costs. See Segment Results of Operations and Other Financial Information below for additional discussion.

General and administrative expenses for the nine months ended September 30, 2025 totaled $228.3 million, representing an increase of $40.4 million, or 22%, compared to the nine months ended September 30, 2024. This is reflective of increases in workforce costs and general operating costs as a result of the Parker acquisition, along with inflationary pressures as market conditions have changed.

Depreciation and amortization expense for the nine months ended September 30, 2025 was $490.0 million, representing an increase of $13.0 million, or 3%, compared to the nine months ended September 30, 2024. The increase is a result of the additional assets obtained in the Parker acquisition.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Nine Months Ended
	September 30,
	2025	2024	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$736,020	$786,485	$(50,465)	(6)%
Adjusted operating income (loss) (1)	$102,816	$137,308	$(34,492)	(25)%
Average rigs working (2)	69.9	75.9	(6.0)	(8)%

International Drilling
Operating revenues	$1,173,923	$1,074,686	$99,237	9%
Adjusted operating income (loss) (1)	$114,485	$78,330	$36,155	46%
Average rigs working (2)	86.7	83.4	3.3	4%

Drilling Solutions
Operating revenues	$405,404	$238,079	$167,325	70%
Adjusted operating income (loss) (1)	$133,260	$83,443	$49,817	60%

Rig Technologies
Operating revenues	$116,289	$145,511	$(29,222)	(20)%
Adjusted operating income (loss) (1)	$6,933	$11,830	$(4,897)	(41)%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 12—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment decreased by $50.5 million or 6% during the nine months ended September 30, 2025 compared to the corresponding prior year period. Decreases in the Lower 48 land rig market for both average number of rigs working and dayrates, more than offset the incremental revenue from acquired Parker rig operations in the Alaska and U.S. Offshore markets.

International Drilling

Operating revenues for our International Drilling segment during the nine months ended September 30, 2025 increased by $99.2 million or 9% compared to the corresponding prior year period. Incremental revenue from acquired Parker rig operations in international markets and the contribution of recently deployed rigs in other international markets comprise the majority of the increase.

Drilling Solutions

Operating revenues for this segment increased by $167.3 million or 70% during the nine months ended September 30, 2025 compared to the corresponding prior year period. The increase in revenue is related to acquired Parker operations. This increase from Parker operations was slightly offset by a decline in results in the U.S. markets, which was driven by the reduction in drilling activity.

Rig Technologies

Operating revenues for our Rig Technologies segment decreased by $29.2 million or 20% during the nine months ended September 30, 2025 compared to the corresponding prior year period due to the overall decline in activity as mentioned previously.

Other Financial Information

Interest expense

Interest expense for the nine months ended September 30, 2025 was $164.7 million, representing an increase of $7.5 million, or 5%, compared to the nine months ended September 30, 2024. The increase was primarily due to an increase in our effective interest rate levels and an increase in our average outstanding debt balance throughout the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Gain on disposition of Quail Tools

Gain on disposition of Quail Tools for the nine months ended September 30, 2025 and 2024 was $415.6 million and zero, respectively. The gain on disposition of Quail Tools was related to the sale of Quail Tools in the third quarter of 2025.

Gain on bargain purchase

Gain on bargain purchase for the nine months ended September 30, 2025 and 2024 was $116.5 million and zero, respectively. The gain on bargain purchase was related to the Parker acquisition in the first quarter of 2025.

Other, net

Other, net for the nine months ended September 30, 2025 was a loss of $75.3 million compared to $69.8 million loss for the nine months ended September 30, 2024 representing a $5.5 million increase in loss. During the nine months ended September 30, 2025, the amount primarily consisted of $26.5 million in asset impairments related to assets held in Russia, $19.9 million of transaction related costs, $22.0 million related to severance and reorganization costs and $5.4 million in foreign currency transaction losses which was offset by $7.4 million of mark-to-market gains on the common share warrants and $13.4 million in gain on sales of assets. In comparison, the amount during the nine months ended September 30, 2024 primarily consisted of $21.3 million in foreign currency transaction losses, $15.5 million in loss on sales of assets, $15.4 million in other than temporary impairment on securities, $5.2 million from increases in litigation reserves, and $14.9 million of loss recognized for debt buybacks which was offset by $12.5 million of mark-to-market gains on the common share warrants.

Income tax

Our worldwide tax expense for the nine months ended September 30, 2025 was $155.7 million compared to $41.7 million for the nine months ended September 30, 2024. The increase in tax expense was primarily attributable to the Parker acquisition and sale of Quail Tools, as well as the change in amount and geographic mix of our pre-tax earnings (losses).

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under the 2024 Credit Agreement and cash generated from operations. As of September 30, 2025, we had cash and short-term investments of $428.1 million and working capital of $744.2 million. As of December 31, 2024, we had cash and short-term investments of $397.3 million and working capital of $427.6 million.

On September 30, 2025, we had no borrowings and $75.2 million of letters of credit outstanding under the 2024 Credit Agreement, which has a total borrowing capacity of $350.0 million and a separate letter of credit tranche that permits us to issue letters of credit with total reimbursement obligations not to exceed $125 million. Letters of credit issued do not affect revolving loan capacity and vice versa.

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

As of the date of this report, we were in compliance with all covenants under the 2024 Credit Agreement, including those regarding the required interest coverage ratio and minimum guarantor value, which were 4.05:1.00 and 99.8%, respectively, as of September 30, 2025. If we fail to perform our obligations under the covenants, the revolving credit commitments under the 2024 Credit Agreement could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. If necessary, we have the ability to manage our covenant compliance by taking certain actions including reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. We expect to remain in compliance with all covenants under the 2024 Credit Agreement during the twelve-month period following the date of this report based on our current operational and financial projections, including after giving effect to the Parker acquisition. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

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

We had seven letter-of-credit facilities with various banks as of September 30, 2025. Availability under these facilities as of September 30, 2025 was as follows:

September 30,
2025
(In thousands)
Credit available	$283,667
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	122,415
Remaining availability	$161,252

As of September 30, 2025, approximately 26%, 24% and 14% of our net accounts receivable balance was related to our operations in Mexico, Saudi Arabia and U.S., respectively. Our largest customer in Mexico has a history of making late payments and, in more recent periods, has utilized third-party financial institutions to pay certain of our receivables. The balances due are not in dispute, however, additional or continued delays in customer payments in the future could differ from historical practice and management’s current expectations.

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

Over the term of the facility, we entered into a number of amendments. Most recently, in August 2025, we entered into the First Amendment to the A/R Sales Agreement and the Fifth Amendment to the A/R Purchase Agreement. The First Amendment to the A/R Sales Agreement amends the agreement to, among other things, add certain subsidiaries of Parker Drilling Company, an indirect wholly-owned subsidiary of the Company, as originators (the “Additional Originators”). The Fifth Amendment to the A/R Purchase Agreement amends the agreement to make changes to reflect the joinder of the Additional Originators.

The amount available for purchase under the A/R Agreements fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreements is $250.0 million and the amount of receivables purchased by the third-party Purchasers as of September 30, 2025 was $137.0 million.

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

Purchase commitments outstanding at September 30, 2025 totaled approximately $464.9 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the nine months ended September 30, 2025 and 2024 below.

Operating Activities. Net cash provided by operating activities totaled $447.4 million during the nine months ended September 30, 2025, compared to net cash provided of $432.5 million during the corresponding 2024 period. Operating cash flows are our primary source of capital and liquidity. Cash from operating results (before working capital changes) was $461.9 million for the nine months ended September 30, 2025, a decrease of $51.0 million when compared to $512.9 million in the corresponding 2024 period. This was due to the decrease in activity across our business for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are also significant factors affecting operating cash flows and can be highly volatile in periods of increasing or decreasing activity levels. Changes in working capital items used $14.5 million in cash flows during the nine months ended September 30, 2025, a $65.9 million favorable change as compared to the $80.4 million in cash flows used by working capital in the corresponding 2024 period.

Investing Activities. Net cash used by investing activities totaled $44.4 million during the nine months ended September 30, 2025 compared to net cash used of $353.2 million during the corresponding 2024 period. Our primary use of cash for investing activities is capital expenditures for rig-related enhancements, new construction and equipment, and sustaining capital expenditures. During the nine months ended September 30, 2025 and 2024, we used cash for capital expenditures totaling $553.9 million and $359.9 million, respectively. During the nine months ended September 30, 2025, we received $84.4 million in cash acquired in the Parker acquisition, net of cash paid and $371.3 million from the sale of Quail Tools.

Financing Activities. Net cash used by financing activities totaled $539.5 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, we paid off the Parker term loan of $177.8 million and repaid $164.4 million of outstanding long-term debt. Also, we made distributions of $186.7 million from the Trust Account to NETC II stockholders. Cash in the Trust Account can only be used in connection to the SPAC and is not available to use for general operations.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2025	2026	2027	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$8,094	28,967	20	14,525	$51,606

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2024 Annual Report. There were no material changes in our exposure to market risk during the nine months ended September 30, 2025 from those disclosed in our 2024 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common shares to satisfy tax withholding obligations in connection with grants of share awards during the three months ended September 30, 2025 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
July 1 - July 31	—	$31.76	—	278,914
August 1 - August 31	1	$35.48	—	278,914
September 1 - September 30	26	$40.87	—	278,914

(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2016 Stock Plan. Each of the 2016 Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was reaffirmed by the Board in February 2019 and in May 2025. Through September 30, 2025, we repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of September 30, 2025, we had $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same rights as other outstanding shares. As of September 30, 2025, our subsidiaries held 1.2 million of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c) During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1†

Membership Interest Purchase Agreement, dated as of August 20, 2025, by and among PD Dutch, LLC, PD ITS, LLC, Quail Tools LLC, Covey Holdings, LLC and Nabors Industries Ltd. (solely for the purposes of Section 6.7(e), Section 6.9 and Section 6.14) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 22, 2025).

10.2†

Seller Note and Security Agreement, dated as of August 20, 2025, by and among Covey Holdings, LLC, Quail Tools, LLC, Superior Energy Services, Inc. and PD ITS, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on August 22, 2025).

10.3†

Guaranty Agreement, dated as of August 20, 2025, by Superior Energy Services, Inc. and Quail Tools, LLC in favor of PD ITS, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on August 22, 2025).

10.4†

Fifth Amendment to the Receivables Purchase Agreement, dated as of August 29, 2025, by and among Nabors A.R.F., LLC, Nabors Industries, Inc., Arab Banking Corporation B.S.C. New York Branch, Nomura Corporate Funding Americas, LLC, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 2, 2025).

10.5†

First Amendment and Joinder to the Receivables Sale Agreement, dated as of August 29, 2025, by and among Nabors A.R.F., LLC, Nabors Industries, Inc., Arab Banking Corporation B.S.C. New York Branch, Nomura Corporate Funding Americas, LLC, Wells Fargo Bank, N.A, the existing originators party thereto, and the additional originators party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on September 2, 2025).

10.6

A&R Indemnification Agreement, dated as of August 29, 2025, between Nabors Industries Ltd. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on September 2, 2025).

10.7

Amendment No. 1 to Amended & Restated Credit Agreement, dated as of September 4, 2025, among Nabors Industries, Inc., as Borrower, Nabors Industries Ltd., as Holdings, the other Guarantors from time to time party thereto, the Issuing Banks and other Lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 4, 2025).

10.8(+)	Separation Agreement and Release of Claims, dated as of September 30, 2025, among Nabors Industries Ltd., Nabors Industries, Inc., and William Restrepo.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Miguel Rodriguez, Chief Financial Officer*
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Chairman, President and Chief Executive Officer and Miguel Rodriguez, Chief Financial Officer.*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

*Filed herewith.

†

Certain schedules and exhibits have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

(+)Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS INDUSTRIES LTD.

By:	/s/ ANTHONY G. PETRELLO
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MIGUEL RODRIGUEZ
Miguel Rodriguez
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	October 31, 2025