Form 10-K
period 2025-12-31
NABORS INDUSTRIES LTD
filed 2026-02-13
CIK 1163739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32657

NABORS INDUSTRIES LTD.

(Exact name of registrant as specified in its charter)

Bermuda (State or Other Jurisdiction of Incorporation or Organization) Crown House Second Floor 4 Par-la-Ville Road Hamilton, HM08 Bermuda (Address of principal executive offices)	98-0363970 (I.R.S. Employer Identification No.) N/A (Zip Code)

(441) 292-1510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, $.05 par value per share	NBR	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Ar
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Warrants, each exercisable for one common share	NBRWF	OTC

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

The aggregate market value of the 13,917,410 common shares held by non-affiliates of the registrant outstanding as of the last business day of our most recently completed second fiscal quarter, June 30, 2025, based on the closing price of our common shares as of such date of $28.02 per share as reported on the New York Stock Exchange, was $389,965,828. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding as of February 6, 2026 was 14,673,186 excluding 1,161,283 common shares held by our subsidiaries, or 15,834,469 in the aggregate.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the definitive Proxy

Statement to be distributed in connection with our 2026 Annual General Meeting of Shareholders (Part III).

NABORS INDUSTRIES LTD.

Form 10-K Annual Report

For the Year Ended December 31, 2025

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

Factors to consider when evaluating these forward-looking statements include, but are not limited to:

●	geopolitical events, pandemics, global and regional conflicts and other macro-events and their respective and collective impact on our operations as well as oil and gas markets and prices;

●	fluctuations and volatility in worldwide prices of and demand for oil and natural gas;

●	fluctuations in levels of oil and natural gas exploration and development activities;

●	fluctuations in the demand for our services;

●	competitive and technological changes and other developments in the oil and gas and oilfield services industries;

●	our ability to renew customer contracts in order to maintain competitiveness;

●	the existence of operating risks inherent in the oil and gas and oilfield services industries;

●	the possibility of the loss of one or a number of our large customers;

●	the amount and nature of our future capital expenditures and how we expect to fund our capital expenditures;

●	the occurrence of cybersecurity incidents, attacks or other breaches to our information technology systems;

●	the impact of our long-term indebtedness and other financial commitments on our financial and operating flexibility;

●	our access to, and the cost of, capital, including the impact of a downgrade in our credit rating, covenant restrictions, availability under our secured revolving credit facility, future issuances of debt or equity securities and the global interest rate environment;

●	our dependence on our operating subsidiaries and investments to meet our financial obligations;

●	our ability to retain skilled employees;

●	our ability to complete, and realize the expected benefits of, strategic transactions, such as our acquisition of Parker Drilling Company (“Parker”);

●	changes in tax laws and the possibility of changes in other laws and regulations;

●	the possibility of political or economic instability, civil disturbance, war or acts of terrorism in any of the countries in which we do business;

●	global views on and the regulatory environment related to energy transition and our ability to implement our energy transition initiatives;

●	potential long-lived asset impairments;

●	the possibility of changes to U.S. trade policies and regulations, including the imposition of new tariffs, trade embargoes or sanctions;

●	general economic conditions, including the capital and credit markets; and

●	our ability to utilize NOLs.

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

Overview

Nabors owns and operates one of the world’s largest land-based drilling rig fleets and is a provider of offshore platform rigs in the United States and numerous international markets. Nabors also supplies performance software, tubular running services, managed pressure drilling services and innovative technologies for both its own rig fleet and those operated by third parties. In addition, Nabors manufactures advanced drilling equipment and provides drilling rig instrumentation. Also, Nabors has developed a portfolio of technologies designed to drive energy efficiency and emissions reductions for both itself and third-party customers.  One key component of Nabors’ strategy is to seamlessly integrate downhole hardware, surface equipment and software solutions into rig designs that drive industry-leading performance and increasing efficiencies. A second component is to leverage advanced drilling automation capabilities to set new standards for operational excellence and transform the industry.

With operations in over 20 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells. As of December 31, 2025, Nabors’ fleet of drilling rigs and drilling-related equipment included:

●	242 actively marketed rigs for land-based drilling operations in the United States and multiple international markets; and

●	27 actively marketed rigs for offshore platform drilling operations in the United States and various countries throughout the world.

The following table presents our average rigs working (a measure of activity and utilization over the year) for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Average Rigs Working:
U.S. Drilling	69.9	75.1	86.3
International Drilling	88.4	83.7	77.6
Total	158.3	158.8	163.9

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

U.S. Drilling

Nabors operates one of the largest land-based drilling rig fleets in the U.S. We continue to drive innovation and integration in the industry. We are active in the major hydrocarbon basins across the Lower 48 market and Alaska as well as offshore in the Gulf of America. Our marketed U.S. fleet as of December 31, 2025 consists of 121 land rigs and 13 offshore platform rigs.

Nabors has a long history of developing and deploying industry-leading breakthroughs, beginning with our first AC-powered land rig nearly 25 years ago. In 2025, we introduced our PACE®-X Ultra rig, an upgrade to our PACE®-X800 rig. The PACE®-X Ultra combines upgrades to the rig’s most important specifications. We believe it is the Lower 48 drilling industry’s most powerful rig. It is designed to enable operators to drill their longest, most challenging oil and gas wells.

In recent years we have developed and deployed a full suite of technology supporting Nabors and third-party rigs. Demonstrating Nabors technology leadership, we employ automation to improve safety, increase efficiencies and build agility for our customers. Also in 2025, Nabors deployed an upgraded version of its Rig Zone Robotics (RZR) rig floor automation module, on existing Nabors rigs. RZR fully automates tubular handling on the rig, removing rig crew from higher-risk manual operations. See “—Drilling Solutions” below for more information.

International Drilling

We operate in major international oil and gas markets, primarily in the Middle East and Latin America, most notably Saudi Arabia, Kuwait, Argentina, Colombia and Mexico. Many of our rigs are designed to address the challenges of working in specific operating environments, such as desert climates, mountainous regions, and tropical zones.

As of December 31, 2025, our international fleet consisted of 121 land-based drilling rigs and 14 actively marketed platform rigs in the international offshore drilling markets.

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

Rig Technologies

Our Rig Technologies segment is primarily comprised of Canrig, which manufactures and sells advanced rig components including top drives, catwalks, wrenches, drawworks and other drilling related equipment such as robotic systems and downhole tools, which are installed on both onshore and offshore drilling rigs. Rig Technologies also provides aftermarket sales and services for the installed base of its equipment.

NDS and Rig Technologies’ portfolio of services and capabilities are available to third-party customers both in domestic and international markets.

Our Business Strategy

Our business strategy is to build shareholder value and enhance our competitive position by:

●	leveraging our existing global infrastructure and leading operating performance to capitalize on growth opportunities;

●	enhancing our advanced drilling technology both on the rig and downhole;

●	expanding our portfolio of value-added services to our customers;

●	investing in alternative energy and carbon reduction technologies;

●	achieving superior operational and health, safety and environmental performance; and

●	achieving financial returns above our cost of capital.

We believe we deploy the most capable and modern rig fleet in the Lower 48 market. Our customer base recognizes the advanced capabilities of our assets, the skill of our crews, our industry leading operational execution and the value added by our performance software and our services integration.

We believe our drilling technology portfolio positions us well to address the evolving market dynamic both in the United States and internationally. In recent years, we have added complementary services to our traditional rig offering, in many cases replacing third-party providers of these same services.

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

Our Customers

Our customers include major international, national and independent oil and gas companies. One customer, Saudi Aramco, accounted for approximately 30%, 31% and 26% of our consolidated operating revenues during the years ended December 31, 2025, 2024 and 2023, respectively, which operating revenues are primarily included in the results of our International Drilling reportable segment. Our contracts with Saudi Aramco are on a per rig basis. These contracts are primarily operated through SANAD, our joint venture with Saudi Aramco. See Part I, Item 1A.—Risk Factors—The loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.

Human Capital

As of December 31, 2025, Nabors employed approximately 13,900 employees worldwide, compared to approximately 12,400 employees as of December 31, 2024. Of the 2025 workforce, approximately 9,800 employees were located outside the United States, compared to approximately 8,800 in the prior year.

Diversity

Human capital management practices are designed to support the attraction, development, and retention of a qualified workforce. Workforce demographic data is monitored to inform these practices. Selected workforce composition information for 2025 is summarized below:

●	The workforce represented 92 nationalities. In the United States, employees identifying as racial or ethnic minorities comprised approximately 42% of the workforce and minority representation in management roles was 35%.
●	Approximately 5% of the workforce identified as female. Of these employees, approximately 17% held management roles.
●	Approximately 40% of U.S. Selling, General and Administrative (SGA) and Field Support hires identified as racially diverse.

Talent Management

Nabors talent management practices include recruiting, development, and retention activities designed to support operational needs and workforce continuity. Recruiting initiatives in 2025 included:

●	University and vocational outreach program at eight educational institutions;
●	The third cohort of the ACE (Actively Changing Energy) program, which achieved 100% diverse representation; and
●	Expansion of our military recruiting efforts through a partnership with Recruit Military.

Retention efforts in 2025 included the expansion of mentoring programs, employee engagement sessions focused on collaboration, and leadership feedback surveys to support workforce development and management effectiveness.

Learning and Development

Employee training and development programs support job performance, workplace safety, and compliance with applicable requirements. Training begins at onboarding and includes role-specific instruction, integrated safety expectations, and corporate ethics education.

Nabors has implemented a cloud-based Human Capital Management system across approximately 25 countries, supporting workforce planning and operational processes. The Company also operates a centralized North America Training Center in Houston, Texas, providing structured, hands-on learning opportunities for field roles and supporting operational excellence.

Key training programs include RigLEAD leadership development for rig managers and superintendents; mentor development initiatives; and a competency assurance management system designed to assess skills and identify development needs.

Educational Assistance

In 2009, our former Chairman and CEO, Eugene M. Isenberg, established the Isenberg Education Fund Scholarship Program to provide educational assistance to high-achieving individuals demonstrating strong academic performance, community service, and financial need. The program is available to eligible employees and their family members. In 2025, 77% of applicants met program requirements and received financial awards for fall semester education.

Health, Welfare and Retirement

Nabors provides health and welfare benefits that are generally consistent with industry standards and local market practices. In the United States, eligible employees and their dependents may participate in medical, dental and vision insurance; life insurance; short- and long-term disability coverage; health and dependent care flexible spending accounts; and a 401(k)-retirement plan with Company matching contributions.

Wellness initiatives in 2025 included mental health programming, health education sessions, and stress management workshops.

Workplace Health and Safety

Safety programs are designed to support the prevention of workplace injuries and incidents. Our approach to workplace health and safety is guided by three pillars:

●	People and Leadership: Safety leadership initiatives, regional safety programs, leadership field engagement, and employee feedback mechanisms are used to support safety awareness and behavior.
●	Technology: We deploy innovative solutions, including the RZR system, to reduce exposure to high-risk situations, as well as the use of advanced analytics, machine learning based advisory tools, and computer vision technology for Red Zone Management.
●	Data-Driven Insights: Safety performance metrics and analytics are used to monitor trends, identify potential risks, and support continuous improvement, including the use of innovative indicators, such as the Incident Severity Rate (ISR).

Board Oversight of Human Capital Management

The Board of Directors provides oversight of the Company’s human capital management practices. The Compensation Committee oversees matters related to executive compensation, succession planning, employee benefits and diversity-related programs. The Technology and Safety Committee oversees employee safety, health and wellness matters.

Seasonality

Our operations are subject to seasonal factors. Specifically, our drilling operations in Alaska generally experience reduced levels of activity and financial results during the second quarter of each year, due to the annual spring thaw. In addition, our U.S. offshore market can be impacted during summer months by tropical weather systems in the Gulf of America. Global climate change could lengthen these periods of reduced activity, but currently we cannot estimate the degree to which these activities may be affected. Our overall financial results reflect the seasonal variations experienced in these operations, but seasonality does not materially impact the remaining portions of our business.

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

The global market for drilling and related products and services is competitive. Certain competitors are present in more than one of the markets in which we operate, although no one competitor operates in all such markets. Our strategy combines advanced drilling rig designs —complete with integrated surface equipment, software, and downhole tools— with operational performance, industry-leading safety, and an innovative technology roadmap.

Significant competitors in our U.S. Drilling segment include Helmerich & Payne Inc., Patterson-UTI Energy Inc., Cactus Drilling Co., Precision Drilling Corp., and Ensign Energy Services Inc. In the U.S. Lower 48 land drilling market, we also compete with numerous smaller or regional drilling contractors. In our International segment, significant competitors with operations in multiple countries include Helmerich & Payne Inc., as well as many contractors with regional or local rig operations.

Our Drilling Solutions segment competes with services provided by NOV Inc., Pason Systems Inc., Baker Hughes Co., Halliburton Co., SLB N.V., Expro Group Holdings NV, Weatherford International plc., as well as several of our drilling competitors and smaller, specialized service providers.

Our Rig Technologies segment competes primarily with NOV Inc., Forum Energy Technologies, Inc., Helmerich & Payne Inc., and several smaller rig equipment suppliers.

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

On August 20, 2025, we sold Quail Tools, LLC (“Quail Tools”), a subsidiary of the Company, to Superior Energy Services, Inc. Quail Tools was part of the Company’s acquisition of Parker. Consideration comprised cash of $375.0 million and a seller note of $250.0 million, which was prepaid in full in 2025.

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

Environmental Compliance

We do not anticipate that compliance with currently applicable environmental laws and regulations and controls will significantly change our competitive position, capital spending or earnings during 2026. We believe we are in material compliance with applicable environmental laws and regulations and that the cost of such compliance is not material to our business or financial condition. For a more detailed description of the environmental laws and regulations applicable to our operations, see Part I, Item 1A.—Risk Factors—Changes to or noncompliance with laws and regulations or exposure to environmental liabilities could adversely affect our results of operations.

Energy Transition

Nabors has a growing portfolio of technologies designed to drive energy efficiency and emissions reductions for the Company and its customers.  Our portfolio of energy transition related technologies includes real-time emissions monitoring quantification and reporting and analytics software, engine management controls, energy storage systems, and hydrogen technologies, as well as solutions that enable use of high-line power and dual-fuels.

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

Business and Operational Risks

●	Fluctuations in oil and natural gas prices could adversely affect drilling activity and our revenues, cash flows and profitability.
●	We operate in a highly competitive industry with excess drilling capacity, which may adversely affect our results of operations.
●	The nature of our operations presents inherent risks of loss, including weather-related risks, that could adversely affect our results of operations.
●	Our drilling contracts may in certain instances be renegotiated, suspended or terminated on short notice or without an early termination payment.
●	We must renew our customer contracts to remain competitive and the loss of one or a number of our large customers could have a material adverse effect on our business, financial condition and results of operations.
●	The profitability of our operations could be adversely affected by war, civil disturbance, terrorist activity or other political or economic instability, fluctuation in currency exchange rates and local import and export controls.
●	We rely on third-party suppliers, manufacturers and service providers to secure equipment, components and parts used in rig operations, conversions, upgrades and construction.
●	Our contracts with state-owned energy companies, which control significant oil and natural gas reserves, may expose us to greater risks than we normally assume in contracts with non-governmental customers.
●	Our operating expense includes fixed costs that may not decline in proportion to decreases in rig utilization and dayrates.
●	Actions of and disputes with our joint venture partners could have a material adverse effect on the business and results of operations of our joint ventures and, in turn, our business and consolidated results of operations.
●	Failure to realize the anticipated benefits of acquisitions, divestitures, investments, joint ventures and other strategic transactions may adversely affect our business, results of operations and financial position.
●	Decisions by internet service, cloud hosting service and related providers to restrict or ban our ability to use their platforms could adversely affect our ability to promote and conduct our business and inform investors.
●	Our aspirations, goals and initiatives related to sustainability and emissions reduction, and our public statements and disclosures regarding them, expose us to risks.

Financial Risks

●	We may record additional losses or impairment charges related to sold or idle drilling rigs and other assets.
●	Our financial and operating flexibility could be affected by our long-term debt and other financial commitments.
●	Volatility in prices of goods and services and interest rates could expose us to risks in managing our operating and capital costs.
●	Our ability to access capital markets could be limited.
●	A downgrade in our credit rating could negatively affect our cost of capital and our ability to access capital markets or other financing sources.

Technology Risks

●	The development of new technologies or the discovery of alternative green technologies may cause our drilling methods and equipment to become less competitive, and it may become necessary to incur higher levels of operating and capital expenditures in order to keep pace with the disruptive trends in the drilling industry.
●	Limitations on our ability to obtain, maintain, protect or enforce our intellectual property rights, including our trade secrets, could cause a loss in revenues and any competitive advantage we hold.

Legal and Regulatory Risks

●	Our international business exposes us to additional risks, including risks related to geopolitical and economic factors, international laws and regulations, and compliance obligations and risks under the Foreign Corrupt Practices Act and other applicable anti-corruption laws. Violations of these laws could have a negative effect on our business.
●	Changes to or noncompliance with laws and regulations regarding environmental matters or exposure to environmental liabilities could adversely affect our results of operations.
●	The physical effects of climate change and the regulation of greenhouse gas emissions could have a negative effect on our business.
●	We are subject to complex and evolving laws and regulations regarding data privacy and security.
●	Legal proceedings and governmental investigations could affect our financial condition and results of operations.
●	Our business may be affected by changes in applicable sanctions or export controls laws and regulations, including those targeting Russia. Similarly, significant changes or developments in U.S. laws or policies, including changes in U.S. trade policies and tariffs and the reaction of other countries thereto, may have a material adverse effect on our business and financial statements.
●	We may be subject to changes in tax laws and have additional tax liabilities.
●	The Company’s ability to use its net operating loss carryforwards, and possibly other tax attributes may be significantly limited.

Share Capital and Corporate Structure Risks

●	Our common share price has been and may continue to be volatile.
●	Provisions in our organizational documents may be insufficient to thwart a coercive hostile takeover attempt; conversely, provisions in our organizational documents and in our outstanding debt and Saudi joint venture documents may deter a change of control transaction and decrease the likelihood of a shareholder receiving a change of control premium.
●	Our board of directors controls voting of our common stock, which could limit a shareholder’s ability to influence our actions.

General Risks

●	Our business, results of operations and financial condition have been and may continue to be adversely affected by global public health epidemics, including the strain of coronavirus known as COVID-19, and future adverse effects could be material and difficult to predict.
●	Our business is subject to cybersecurity risks.
●	The loss of key executives or inability to attract and retain experienced technical professionals and talented personnel could reduce our competitiveness and harm prospects for future success.
●	Unionization efforts and labor regulations in certain countries in which we operate could materially increase our costs or limit our flexibility.

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

In 2025, 2024 and 2023, we received approximately 41%, 43% and 37%, respectively, of our consolidated operating revenues from our three largest contract drilling customers (including their affiliates), with our largest customer and partner in our SANAD joint venture, Saudi Aramco, representing 30%, 31% and 26% of our consolidated operating revenues, respectively, for these periods. Replacing significant customers is difficult, and it is unlikely we would be able to replace such a loss in revenue from a single or a few larger customers, especially Saudi Aramco. The loss of one or more of our larger customers would have a material adverse effect on our business, financial condition, results of operations and ability to meet our obligations. In addition, if a significant customer experiences liquidity constraints or other financial difficulties it may be unable to make required payments to us or seek to renegotiate contracts, which could adversely affect our liquidity and profitability. Financial difficulties experienced by customers could also adversely affect our utilization rates in the affected market and may cause our counterparties to seek modifications to our contracts with them. Furthermore, potential consolidation among oil and natural gas exploration and production companies may reduce the number of available customers.

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

The initiation or escalation of conflicts in certain regions, including, but not limited to, the Russia invasion of Ukraine by Russia or the conflicts in the Middle East, can have an adverse effect on us should they become more intense or widespread. In addition, conflicts have led to and could lead to the imposition of sanctions that could limit our ability to operate in certain regions. See, for example, “—Our business may be affected by changes in applicable sanctions or export controls laws and regulations, including those targeting Russia.”

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

For instance, in 2025 the United States proposed and instituted numerous trade policies—including the termination of trade agreements, imposition of ad valorum tariffs on certain imports into the United States, and other regulations affecting trade between the United States and countries in which we conduct business and source components. In response to the measures taken by the United States, a number of other nations have proposed and implemented retaliatory tariffs and trade restrictions. While the impact of such measures, both pending and threatened, remains uncertain, these measures could increase the cost of components and raw materials in our supply chain and, consequently, our costs. We may not be able to pass along these increased costs to our customers.

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

Much of the world’s oil and natural gas reserves are controlled by NOCs, which may require their contractors to meet local content requirements or other local standards, such as conducting our operations through joint ventures with local partners, that could be difficult or undesirable for us to meet. The failure to meet the local content requirements and other local standards may adversely affect our operations in those countries. In addition, while we do not control the actions of our joint venture partners, including, but not limited to Saudi Aramco, their actions could have an effect on our investment in the joint ventures and more generally our overall reputation. In addition, our ability to work with NOCs is subject to our ability to negotiate and agree upon acceptable contract terms.

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

We conduct some operations through joint ventures, from which we derived 32% of our operating revenue during 2025. As with any joint venture arrangement, differences in views among the joint venture participants may result in delayed decisions, the joint venture operating in a manner that is contrary to our preference or in failures to agree on major issues. We also cannot control the actions of our joint venture partners, including any non-performance, default, or bankruptcy of our joint venture partners. Certain of these actions could have adverse consequences for us, legal or regulators issues in the region or reputational harm, including our attractiveness as a partner in other regions. These factors could have a material adverse effect on the business and results of operations of our joint ventures and, in turn, our business and consolidated results of operations.

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

In 2025, we recognized impairment charges of $26.5 million related to tangible assets and equipment. Prolonged periods of low utilization or low dayrates, the cold stacking of idle assets, the sale of assets below their then-carrying value or the decline in market value of our assets may cause us to experience further losses. If future cash flow estimates, based upon information available to management at the time, including oil and gas prices and expected utilization levels, indicate that the carrying value of any of our rigs may not be recoverable or if we sell assets for less than their then carrying value, we may recognize additional impairment charges on our fleet, which could adversely affect our business, financial condition, results of operations and cash flows.

Similar considerations exist with respect to our non-controlled equity investments. For example, our initial SPAC, Nabors Energy Transition Corporation, consummated a merger with Vast Renewables Limited, an Australian development-stage company specializing in the design and manufacturing of concentrated solar thermal power (CSP) systems. Subsequent to the merger, as Vast’s fair value went below carrying value and Vast entered into voluntary administration, we recognized impairments of $7.5 million and $15.4 million for the years ended December 31, 2025 and 2024, respectively.

Our financial and operating flexibility could be affected by our long-term debt and other financial commitments.

The 2024 Credit Agreement (as defined below) is secured with a first lien security interest on all land drilling rigs and related equipment, spare parts and inventory in the contiguous United States. As of December 31, 2025, we had no borrowings under this facility. Under the facility, we are required to maintain an “interest coverage ratio” of no less than 2.75:1.00. We are also required to maintain a “minimum guarantor value” of no less than 90% at all times. The interest coverage ratio is defined to mean the ratio of (i) EBITDA for the latest four fiscal quarters for which financial statements are required to have been delivered to (ii) the interest expense for the latest four fiscal quarters for which financial statements are required to have been delivered. The minimum guarantor value is defined to mean the percentage of book value of, minus depreciation and amortization on, property, plant and equipment owned by Nabors and its subsidiaries, that is directly or indirectly owned by the guarantors of the 2024 Credit Agreement (other than Nabors) and their wholly owned subsidiaries. The interest coverage ratio and the minimum guarantor value requirement are not measures of operating performance or liquidity defined by U.S. GAAP and may not be comparable to similarly titled measures presented by other companies. The 2024 Credit Agreement also carries negative covenants customary for such a facility. The maintenance and negative covenants in the 2024 Credit Agreement could limit our operational and financial flexibility.

As of December 31, 2025, our consolidated total outstanding indebtedness was $2.5 billion. We also have various financial commitments, such as leases, contracts and purchase commitments. Our ability to service our debt and other financial obligations depends in large part upon the level of cash flows generated by our operating subsidiaries’ operations, our ability to monetize and/or divest non-core assets, availability under the 2024 Credit Agreement and our ability to access the capital markets and/or other sources of financing. Our amount of indebtedness may make it more difficult to borrow funds in the future. In addition, if we cannot repay or refinance our debt as it becomes due, we may be forced to sell assets or reduce funding in the future for working capital, capital expenditures and general corporate purposes, any of which could negatively affect our stock price or financial condition.

Volatility in prices of goods and services and interest rates could expose us to risks in managing our operating and capital costs.

Throughout 2022 and 2023, in an effort to combat inflation, central banks throughout the world have raised, and may further raise, interest rates in response to concerns about inflation. While the global inflation rate stabilized in 2023 and 2024 and, in some cases, declined and inflationary pressures eased in 2024, we cannot be sure that this trend will continue. Many factors could jeopardize efforts to stem inflationary pressures in the United States and other jurisdictions where we operate, and such factors could ultimately lead to further inflationary pressures on foreign goods. We expect these inflationary pressures to continue to impact our margins and more generally, our business in 2026.

As a result, the interest rates on our borrowings we are charged may be significantly higher than our interest rates in prior years, which increases our cost to operate our business. For example, the Federal Reserve raised interest rates, with total increases of 450 basis points from March 2022 through early 2024. Beginning in the second half of 2024, as inflation decreased, the Federal Reserve decreased interest rates. There can be no assurances that the Federal Reserve will continue to decrease interest rates or that it will maintain current interest rates.

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

We presently maintain insurance coverage to protect against some types of cybersecurity risks; however, there can be no assurance that it will be sufficient in scope or amount to cover any particular losses we may experience as a result of such cyberattacks. Any breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems or loss, disclosure or misappropriation of our business information or other unintended consequences. Such cyber incidents could have a material adverse effect on our business, financial condition and results of operations.

Legal and Regulatory Risks

Our international business exposes us to additional risks, including risks related to international laws and regulations, and compliance obligations under the Foreign Corrupt Practices Act and other applicable anti-corruption laws.

Our international business (including our participation in joint ventures, requirements for local content, and our global supply chain) is subject to numerous political and economic factors, legal requirements, cross-cultural considerations and other risks associated with doing business globally. Our international business is generally subject to both U.S. and foreign laws and regulations, including, without limitation, laws and regulations relating to export/import controls, sanctions, technology transfers, government contracts and procurement, data privacy and protection, investment, exchange rates and controls, the U.S. Foreign Corrupt Practices Act (the “FCPA”), the Bermuda Bribery Act (2016) and other anti-corruption laws, anti-boycott provisions, securities laws, labor and employment, works councils and other labor groups, anti-human trafficking, taxes, environment, immunity, security restrictions and intellectual property. We have implemented policies, procedures, and controls designed to promote, achieve, and maintain compliance by us and our representatives with the FCPA and other applicable anti-corruption laws. Nevertheless, there are no guarantees that our policies, procedures and controls will prevent non-compliance or exposure to corruption, or that our representatives will comply with such policies, procedures, and controls or applicable anti-corruption laws, at all times. If we do not maintain compliance with the anti-corruption and anti-bribery laws to which we are subject, we may face civil and criminal penalties or other costs associated with remediation.

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

The Paris Agreement requires set GHG emission reduction goals every five years beginning in 2020. Stronger GHG emission targets were set at the Conference of Parties in Glasgow (“COP 26”) in November 2021 and were reaffirmed at the Conference of Parties in Dubai (“COP 28”) in December 2023, the Conference of Parties in Baku (“COP 29”) in November 2024 and the Conference of Parties in Belem (“COP 30”) in November 2025. The United States’s frequent withdrawal and rejoining of the Paris Agreement in recent years has created uncertainty around the evolution of the Unites States’ regulatory regime with regards to regulating GHGs and climate change issues, making it increasing difficult to plan for future developments.

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

Further, the federal government and certain state governments have enacted, and are expected to continue to enact, laws and regulations that mandate or provide economic incentives for the development of technologies and sources of energy other than oil and gas, such as wind and solar. Such legislation incentivizes the development, use and investment in these technologies and alternative energy sources and could accelerate the shift away from traditional oil and gas. For example, prior to its partial repeal, the Inflation Reduction Act (“IRA”) of 2022 contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies. Also, in 2022, California mandated that all new passenger cars and light trucks sold in the state be electric vehicles or other emissions-free models by 2035. If these future laws and regulations result in customers reducing their production of oil and gas, they could ultimately have an adverse effect on our business and prospects.

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

Our international operations expose us to compliance obligations and risks under applicable economic sanctions, export controls and trade embargoes, such as those imposed, administered and enforced by the United States and the United Kingdom and other relevant sanctions authorities (collectively, “Sanctions”). In response to ongoing military hostilities between Russia and Ukraine, the United States, the United Kingdom, the European Union, and other jurisdictions imposed new and additional economic sanctions, export controls and other trade restrictions.

Pursuant to applicable Sanctions, we may be obliged to limit our business activities, may incur costs in order to implement and maintain compliance programs, and may be subject to investigations, enforcement actions or penalties relating to actual or alleged instances of noncompliance with the Sanctions Measures. It may also be necessary for us to take certain actions. For example, due to conflict and related sanctions and export control laws and regulations, we have suspended our operations in Russia.

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

The Organization Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation. Pillar 2 did not have a material impact on our consolidated financial statements for the year ended December 31, 2025.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact to the Company.

The One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025. OBBBA included many provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modification to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions already in effect and others implemented through fiscal year 2027. We do not expect the legislation to have a material impact on our effective tax rate.

On December 18, 2023, Bermuda enacted a 15% corporate income tax regime (the “Bermuda CIT”) that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025. As a result of the Bermuda CIT, the Company’s exemption from Bermuda corporate income taxes ceased in 2025. With the enactment of the Bermuda CIT in 2023, the Company underwent an analysis to determine the tax impacts to its consolidated financial statements. Bermuda CIT allows for a beginning net operating loss balance related to the five years preceding the effective date of Bermuda CIT. As of December 31, 2025, we have recorded a deferred tax asset of $206.9 million for the Bermuda net operating losses generated from 2020 through 2024 with an offsetting valuation allowance of $206.9 million.

The Company’s ability to use its net operating loss carryforwards, and possibly other tax attributes, to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including future transactions involving the sale or issuance of Company equity securities, or if taxable income does not reach sufficient levels.

As of December 31, 2025, the Company reported consolidated U.S. federal net operating loss (“NOL”) carryforwards of approximately $355.4 million and certain other favorable federal income tax attributes. The Company’s ability to use its legacy Nabors’ NOL carryforwards of $213.7 million and certain other attributes may be limited if it experiences an “ownership change” as defined in Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). An ownership change generally occurs if there is a more than 50 percentage point increase in the aggregate equity ownership of the Company by one or more “5 percent shareholders” (as that term is defined for purposes of Sections 382 and 383 of the Code) in any testing period, which is generally the three-year period preceding any potential ownership change, measured against their lowest percentage ownership at any time during such period. NOL carryforwards of $141.7 million and other tax attributes acquired through the Parker acquisition are already subject to Section 382 limitations.

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

As of February 6, 2026, we had 32,000,000 authorized common shares, of which 15,834,469 shares were outstanding and entitled to vote, including 1,161,283 common shares held by our subsidiaries. In addition, 674,436 common shares were reserved for issuance pursuant to stock option and employee benefit plans, 3,937,596 shares are reserved for issuance upon exercise of outstanding warrants and 1,441,075 shares were reserved for issuance under the 1.75% senior exchangeable notes due 2029. The sale, or availability for sale, of substantial amounts of our common shares in the public market, whether directly by us or resulting from the exercise of options or warrants (and, where applicable, sales pursuant to Rule 144 under the Securities Act) or the exchange of our 1.75% Exchangeable Notes due 2029, would be dilutive to existing shareholders, could adversely affect the prevailing market price of our common shares and could impair our ability to raise additional capital through the sale of equity securities.

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

During 2025, our stock price on the NYSE ranged from a high of $69.20 per common share to a low of $23.27 per common share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our common shares in the future.

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

Regulators, investor advocacy groups, investment funds, and other stakeholders are focused on environmental, social, and governance (“ESG”) matters and have placed increasing importance on the non-financial impacts of their investments, with some investors calling to limit investment and lending to businesses in our industry. As a service provider to energy companies in the fossil fuel industry, if any of these efforts continue or increase, our ability to raise capital could be negatively affected, which could lead to a reduction in our stock price.

Certain of our institutional investors use third-party benchmarks or scores to measure a company’s ESG practices in an increasingly broad set of matters including but not limited to, environmental sustainability (including climate change), human capital, labor, product certification and risk oversight. Such scoring and examination may expand the nature, scope and complexity of matters that we are required to control, assess and report. In addition to potential impacts on our operations, the cost of complying with such scrutiny by institutional investors, as well as any new laws and regulations, including building appropriate compliance and reporting functions within our company, could be significant and may increase our costs of operations and thereby negatively affect our financial condition. In addition, if we are unable to meet the requirements of our investors or our lenders, our cost of capital may increase and our stock price may be negatively affected. Conversely, other investors (including regulators in some states in which we have operations) have expressed their opposition to use of ESG considerations, including through the advancement of “anti-ESG” proposals and litigation. The divergent views held by our various stakeholders may subject us to pressure regarding our ESG practices and disclosures, could increase our legal and regulatory costs and may expose us to reputational harm.

We intend to set certain ESG-related initiatives, goals, and/or commitments regarding environmental matters, diversity, and other matters. Our intention to set certain ESG-related initiatives and goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. These initiatives, goals, or commitments could result in unexpected expenses, changes in our relationships with strategic partners, distributors and third-party service providers, loss of revenue or business disruption. We could fail to achieve, or may be perceived to fail to achieve, ESG-

related initiatives, goals, or commitments and we may be criticized for the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them. Our actual or perceived failure to achieve our ESG-related initiatives, goals, or commitments could negatively impact our reputation or otherwise materially harm our business.

Our business, results of operations and financial condition have previously been (and may in the future be) adversely affected by global public health epidemics, with future adverse effects potentially material and difficult to predict.

The 2020 outbreak of the strain of coronavirus known as COVID-19 and its variants triggered a sharp sell-off in energy commodities markets during the first quarter of 2020, as economic activity tumbled as a result of government impositions of mandatory closures, quarantines and other restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions. Other effects of the COVID-19 pandemic included significant volatility and disruption of the global financial markets; adverse revenue and net income effects; disruptions to our operations, including suspension or deferral of drilling activities; customer shutdowns of oil and gas exploration and production; downward revisions to customer budgets; supply chain disruptions; inflation and other decreases in purchasing power, limitations on access to raw materials; employee impacts from illness, school closures and other community response measures; and temporary closures of our facilities or the facilities of our customers and suppliers. A resurgence of COVID-19 and its variants or the spread of a new pandemic could have a material adverse effect on our business and operations.

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

On February 6, 2026, the closing price of our common shares as reported on the NYSE was $69.78.

Holders.

On February 6, 2026, there were approximately 1,455 shareholders of record of our common shares.

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

Issuer Purchases of Equity Securities.

The following table provides information relating to our repurchase of common shares during the three months ended December 31, 2025:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
October 1 - October 31	—	$—	—	278,914
November 1 - November 30	—	$48.97	—	278,914
December 1 - December 31	—	$—	—	278,914
(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our Amended and Restated 2016 Stock Plan. Each of the Amended and Restated 2016 Stock Plan, the 2003 Employee Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was reaffirmed by the Board in February 2019 and in May 2025. Through December 31, 2025, we repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of December 31, 2025, we had approximately $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same voting, dividend and other rights as other outstanding shares. As of December 31, 2025, our subsidiaries held 1.2 million of our common shares.

Performance Graph

The following graph illustrates comparisons of five-year cumulative total returns among Nabors, the S&P 500 Index, S&P SmallCap 600 Index, Russell 3000 Index and Dow Jones Oil Equipment and Services Index. We present all these indices. Total return assumes $100 invested on December 31, 2020 in shares of Nabors and in the aforementioned indices noted above assuming reinvestment of dividends at the end of each calendar year, presented in the table below.

300
250
200
150
100
50
0
Dollars
2020
2021
2022
2023
2024
2025
Nabors Industries Ltd.
S&P 500 Index
S&P SmallCap 600 Index
Russell 3000 Index
Dow Jones Oil Equipment and Services Index

	As of December 31,
	2020	2021	2022	2023	2024	2025
Nabors Industries Ltd.	100	139	266	140	98	93
S&P 500 Index	100	129	105	133	166	196
S&P SmallCap 600 Index	100	127	106	123	134	142
Russell 3000 Index	100	126	102	128	158	185
Dow Jones Oil Equipment and Services Index	100	125	207	213	187	207

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

This section of this Form 10-K generally discusses fiscal 2025 and fiscal 2024 items and year-to-year comparisons between fiscal 2025 and fiscal 2024. Discussions of fiscal 2023 items and year-to-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Form 10-K can be found in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year December 31, 2024, as filed with the SEC on February 13, 2025, which is available on the SEC’s website at www.sec.gov.

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

Outlook

The demand for our services and products is a function of the level of spending by oil and gas companies for exploration, development and production activities. The level of exploration, development and production activities is to a large extent tied to the prices of oil and natural gas, which can fluctuate significantly, are highly volatile and tend to be highly sensitive to factors including supply and demand cycles and geopolitical uncertainties particularly those impacting large hydrocarbon-producing countries. Certain oil and gas companies may also intentionally limit their capital spending as they focus on generating returns to shareholders as opposed to maximizing hydrocarbon production. Additionally, in recent years significant consolidation among oil and gas companies has taken place, especially in the United States. In some cases, these transactions may have an impact on overall rig demand, as the acquiring company may apply criteria that results in a different level of demand for drilling rigs than the previous two companies would have had on a stand-alone basis.

Since late 2022 and continuing through the fourth quarter of 2025, global energy commodity markets have experienced sustained volatility driven by evolving geopolitical dynamics, and more recently, domestic policy changes. In the U.S., operators generally reacted to these market conditions with caution by reducing their drilling activity – particularly in the natural gas basins. This trend appears to be shifting with the expectation for higher natural gas demand in the future. Meanwhile, a number of operators in oil-driven basins, especially the Permian Basin, have reduced drilling activity as they have realized efficiency gains and achieved their production goals.

Despite the reduction in overall rig count in the United States, pricing discipline for drilling rigs in this market remained intact, generally supporting rig dayrates and daily rig margins.

Oil prices have been impacted by recent production actions announced by certain large international oil producers. Natural gas prices, particularly in the United States, have generally increased, in part as demand increased as LNG export facilities ramped throughput.

U.S. oil and gas production has proved resilient in the face of reduced drilling activity aided by efficiency gains.

Internationally, we generally see an expansion of production capacity as well as the widespread development of unconventional resources driving an expected increase in oilfield activity broadly across those markets. In Saudi Arabia specifically, the operating rig fleet has begun to rebound following the activity suspensions in 2024 of a large number of rigs.

Recent Developments

Acquisition of Parker Drilling Company

On March 11, 2025, Nabors completed its merger with Parker Drilling Company (“Parker”) resulting in Parker becoming a wholly owned subsidiary of Nabors. Parker provides drilling services across global energy markets. Total consideration for the acquisition included cash consideration of $0.6 million and the issuance of 4.8 million shares of our common stock, which based on the closing price of our common stock of $37.50 on March 11, 2025, valued the purchase price consideration of the transaction at approximately $180.6 million.

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

7.625% Senior Priority Guaranteed Notes due November 2032

On November 10, 2025, Nabors issued $700.0 million in aggregate principal amount of 7.625% senior priority guaranteed notes, which are fully and unconditionally guaranteed by Nabors and certain of Nabors’ indirect wholly-owned subsidiaries. Interest on the notes is payable on May 15 and November 15 of each year. The notes have a maturity date of November 15, 2032. Nabors used the net proceeds to redeem all of its 7.375% senior priority guaranteed notes due May 2027.

Financial Results

Comparison of the years ended December 31, 2025 and 2024

Operating revenues in 2025 totaled $3.2 billion, representing an increase of $254.6 million, or 9%, from 2024. For a more detailed description of operating results see Segment Results of Operations, below.

Net income attributable to Nabors totaled $286.6 million for 2025 ($17.39 per diluted share) compared to a net loss attributable to Nabors of $176.1 million ($22.37 per diluted share) in 2024, or a $462.7 million increase in net income. Adjusted operating income (loss) across our operating segments, increased by $54.3 million, or 13%.  $113.7 million of the increase is due to the gain on bargain purchase related to the Parker acquisition and $414.0 million was due to the gain on the disposition of Quail Tools. These gains were partially offset by $26.5 million of asset impairments related to assets held in Russia, $24.6 million related to severance and reorganization costs and $19.9 million of transaction related costs. See Segment Results of Operations and Other Financial Information below for additional discussion.

General and administrative expenses in 2025 totaled $304.6 million, representing an increase of $55.3 million, or 22% from 2024. This is reflective of increases in workforce costs and general operating costs as a result of the Parker acquisition, along with inflationary pressures as market conditions have changed.

Depreciation and amortization expense in 2025 was $649.2 million, representing an increase of $15.8 million, or 2%, from 2024. The increase is a result of the additional assets obtained in the Parker acquisition.

Segment Results of Operations

During the years ended December 31, 2025 and 2024, our business consisted of four reportable segments: U.S. Drilling, International Drilling, Drilling Solutions and Rig Technologies.

Management evaluates the performance of our reportable segments using adjusted operating income (loss), which is our segment performance measure, because we believe that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. Adjusted operating income (loss) represents income (loss) before income taxes, interest expense, earnings (losses) from unconsolidated affiliates, investment income (loss), gain on disposition of Quail Tools, gain on bargain purchase and other, net. A reconciliation of adjusted operating income to net income (loss) before income taxes can be found in Note 17—Segment Information in Part II, Item 8.—Financial Statements and Supplementary Data.

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Year Ended
	December 31,
	2025	2024	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$976,644	$1,028,122	$(51,478)	(5)%
Adjusted operating income (loss) (1)	$131,372	$176,281	$(44,909)	(25)%
Average rigs working (2)	69.9	75.1	(5.2)	(7)%

International Drilling
Operating revenues	$1,597,765	$1,446,092	$151,673	10%
Adjusted operating income (loss) (1)	$164,123	$107,858	$56,265	52%
Average rigs working (2)	88.4	83.7	4.7	6%

Drilling Solutions
Operating revenues	$513,283	$314,071	$199,212	63%
Adjusted operating income (loss) (1)	$167,282	$112,387	$54,895	49%

Rig Technologies
Operating revenues	$154,036	$201,677	$(47,641)	(24)%
Adjusted operating income (loss) (1)	$8,274	$20,243	$(11,969)	(59)%
(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 17 – Segment Information to the consolidated financial statements included in Item 8 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues decreased by $51.5 million or 5% in 2025 compared to 2024. Decreases in the Lower 48 land rig market for both average number of rigs working and dayrates, more than offset the incremental revenue from acquired Parker rig operations in the Alaska and U.S. Offshore markets.

International Drilling

Operating revenues increased by $151.7 million or 10% in 2025 compared to 2024. Incremental revenue from acquired Parker rig operations in international markets and the contribution of recently deployed rigs in other international markets comprise the majority of the increase.

Drilling Solutions

Operating revenues increased by $199.2 million or 63% in 2025 compared to 2024. The increase in revenue is related to acquired Parker operations. This increase from Parker operations was slightly offset by a decline in results in the U.S. markets, which was driven by the reduction in drilling activity.

Rig Technologies

Operating revenues decreased by $47.6 million or 24% in 2025 compared to 2024 due to the overall decline in activity as mentioned previously.

Other Financial Information

Interest expense

Interest expense for 2025 was $215.4 million, representing an increase of $4.5 million, or 2%, compared to 2024. The increase was primarily due to an increase in our effective interest rate levels and an increase in our average outstanding debt balance throughout 2025 as compared to 2024.

Gain on disposition of Quail Tools

Gain on disposition of Quail Tools for the years ended December 31, 2025 and 2024 was $414.0 million and zero, respectively. The gain on disposition of Quail Tools was related to the sale of Quail Tools in the third quarter of 2025.

Gain on bargain purchase

Gain on bargain purchase for the years ended December 31, 2025 and 2024 was $113.7 million and zero, respectively. The gain on bargain purchase was related to the Parker acquisition in the first quarter of 2025.

Other, net

Other, net for the year ended December 31, 2025 was a loss of $65.8 million, compared to a loss of $106.8 million during 2024. During 2025, this loss was from $26.5 million in asset impairments related to assets held in Russia, $19.9 million of transaction related costs, $24.6 million related to severance and reorganization costs, $15.5 million for losses on debt buybacks, and $15.2 million in other than temporary impairment of securities which was offset by $8.4 million of mark-to-market gains on the common share warrants and $46.9 million in gain on sales of assets. In comparison, during 2024, the loss was from $28.1 million in foreign currency losses, $14.9 million for losses on debt buybacks, $26.4 million from loss on sale of assets and $26.1 million from other than temporary impairment of securities. This loss was offset by $16.9 million of gain from mark-to-market gains related to the common share warrants.

Income taxes

Our worldwide income tax expense for 2025 was $163.1 million compared to $56.9 million for 2024. The increase in tax expense was primarily attributable to the Parker acquisition and sale of Quail Tools, as well as the change in amount and geographic mix of our pre-tax earnings (losses).

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under the 2024 Credit Agreement and cash generated from operations. As of December 31, 2025, we had cash and short-term investments of $940.7 million and working capital of $558.6 million. As of December 31, 2024, we had cash and short-term investments of $397.3 million and working capital of $427.6 million.

At December 31, 2025, we had no borrowings outstanding and $69.8 million of letters of credit outstanding under the 2024 Credit Agreement, which has a total borrowing capacity of $350.0 million and a separate letter of credit tranche that permits us to issue letters of credit with total reimbursement obligations not to exceed $125.0 million. Letters of credit issued will not affect revolving loan capacity and vice versa.

The 2024 Credit Agreement requires us to maintain an interest coverage ratio (EBITDA/interest expense of 2.75:1.00) and a minimum guarantor value, requiring the guarantors (other than the Company) and their subsidiaries to own at least 90% of the consolidated property, plant and equipment of the Company. Additionally, the Company is subject to certain covenants (which are subject to certain exceptions) and include, among others, (a) a covenant restricting our ability to incur liens (subject to the additional liens basket of up to $150.0 million, among other exceptions), (b) a covenant restricting its ability to pay dividends or make other distributions with respect to its capital stock and to repurchase certain indebtedness, and (c) a covenant restricting the ability of the Company’s subsidiaries to incur debt (subject to the grower debt basket of up to $100.0 million). The facility matures on the earlier of (a) June 17, 2029 and (b) to the extent 10% or more of the respective principal amount of any of the 7.50% Senior Guaranteed Notes due January 2028 or 50% or more of the principal amount of the 1.75% Senior Exchangeable Notes due June 2029 remains outstanding on the date that is 90 days prior to the applicable maturity date for such indebtedness, then such 90th day.

As of the date of this report, we were in compliance with all covenants under the 2024 Credit Agreement, including those regarding the required interest coverage ratio and minimum guarantor value, which were 4.16:1.00 and 99.8%, respectively, as of December 31, 2025. If we fail to perform our obligations under the covenants, the revolving credit commitments under the 2024 Credit Agreement could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. If necessary, we have the ability to manage our covenant compliance by taking certain actions including reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. We expect to remain in compliance with all covenants under the 2024 Credit Agreement during the twelve-month period following the date of this report based on our current operational and financial projections. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

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

We had seven letter-of-credit facilities with various banks outstanding as of December 31, 2025. Availability under these facilities was as follows:

December 31,
2025
(In thousands)
Credit available	$283,667
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	128,619
Remaining availability	$155,048

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

The amount available for purchase under the A/R Agreements fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreements is $250.0 million and the amount of receivables purchased by the third-party Purchasers as of December 31, 2025 was $137.0 million.

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

Purchase commitments outstanding on December 31, 2025 totaled approximately $410.7 million, primarily for rig-related enhancements, sustaining capital expenditures, operating expenses, and purchases of inventory. $371.4 million of the outstanding commitments are expected to be paid in 2026. Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transaction. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures for 2026 represent a number of capital programs that are currently underway or planned.

As of December 31, 2025, we had approximately $2.5 billion of net book value of long-term debt outstanding with $2.5 billion in aggregate principal with $379.1 million in aggregate principal to be repaid in the next twelve months. We have expected aggregate future interest payments of $911.8 million related to the outstanding debt with $180.1 million due in the next twelve months. See Note 9—Debt in Part II, Item 8.—Financial Statements and Supplementary Data for

additional details. Our obligations for operating leases total $49.0 million with $12.6 million of the obligations coming due in the upcoming year. See Note 19—Leases in Part II, Item 8.—Financial Statements and Supplementary Data for additional details.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2026	2027	2028	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$42,243	20	4,785	2,456	$49,504

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our 2025 and 2024 cash flows below.

Operating Activities. Net cash provided by operating activities totaled $693.3 million during 2025, compared to net cash provided of $581.4 million during 2024. Operating cash flows are our primary source of capital and liquidity.  Cash from operating results (before working capital changes) totaled $620.7 million during 2025, a decrease of $61.9 million when compared to $682.7 million in 2024. This was due to the decrease in activity across our business in 2025 compared to 2024. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are significant factors affecting operating cash flows and can be volatile in periods of increasing or decreasing activity levels. Changes in working capital items provided $72.5 million in cash flows during 2025 and used $101.2 million in cash flows during 2024.

Investing Activities. Net cash provided by investing activities totaled $97.1 million during 2025 compared to net cash used of $555.5 million in 2024. Our primary use of cash for investing activities is for capital expenditures related to rig-related enhancements, new construction and equipment, and sustaining capital expenditures. During 2025 and 2024, we used cash for capital expenditures totaling $715.9 million and $567.9 million, respectively. We received $98.6 million in proceeds from sales of assets and insurance proceeds during 2025 compared to $15.5 million in 2024. During 2025, we received $84.4 million in cash acquired in the Parker acquisition, net of cash paid and $622.9 million from the sale of Quail Tools.

Financing Activities. Net cash used for financing activities totaled $566.8 million during 2025. During 2025, we received net proceeds of $700.0 million from issuance of long-term debt, repaid $0.9 billion of outstanding long-term debt. Also, we made distributions of $342.4 million from the Trust Account to NETC II stockholders. Cash in the Trust Account can only be used in connection to the SPAC and is not available to use for general operations. Net cash used for financing activities totaled $662.1 million during 2024. During 2024, we received net proceeds of $539.0 million from issuance of long-term debt and repaid $1.2 billion of outstanding long-term debt.

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

Depreciation of Property, Plant and Equipment. The drilling and drilling services industries are very capital intensive. Property, plant and equipment represented 61% of our total assets as of December 31, 2025, and depreciation and amortization constituted 24% of our total costs and other deductions in 2025.

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

There have been no factors related to the performance of our portfolio of assets, changes in technology or other factors indicating that these estimates do not continue to be appropriate. Accordingly, for the years ended December 31, 2025, 2024 and 2023, no significant changes have been made to the depreciation rates applied to property, plant and equipment, the underlying assumptions related to estimates of depreciation, or the methodology applied. However, certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen changes in operations or technology could substantially alter management’s assumptions regarding our ability to realize the return on our investment in operating assets and therefore affect the useful lives and salvage values of our assets.

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

Assumptions in the determination of future cash flows are made with the involvement of management personnel at the operational level where the most specific knowledge of market conditions and other operating factors exists. For 2025, 2024 and 2023, no significant changes have been made to the methodology utilized to determine future cash flows.

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

Audit claims of approximately $142.1 million attributable to income tax have been assessed against us. We have contested, or intend to contest, these assessments, including through litigation if necessary, and we believe the ultimate resolution, for which we have not made any accrual, will not have a material adverse effect on our consolidated financial statements. Tax authorities may issue additional assessments or pursue legal actions as a result of tax audits and we cannot predict or provide assurance as to the ultimate outcome of such assessments and legal actions.

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

During 2025, 2024 and 2023, no significant changes were made to the methodology used to estimate insurance reserves. For purposes of earnings sensitivity analysis, if the December 31, 2025 reserves were adjusted by 10%, total costs and other deductions would change by $7.2 million, or 0.27%.

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

At various times, we utilize local currency borrowings (foreign currency denominated debt), the payment structure of customer contracts and foreign exchange contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies. A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given future date and at a specified rate. A hypothetical 10% increase in the value of our foreign currencies relative to the U.S. dollar as of December 31, 2025 would result in a $2.5 million increase in the fair value of our net monetary liabilities denominated in currencies other than U.S. dollars.

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

Interest Rate and Marketable and Non-marketable Security Price Risk. Our financial instruments that are potentially sensitive to changes in interest rates include our floating rate debt instruments (our 2024 Credit Agreement), our fixed rate debt securities comprised of our 1.75% senior exchangeable notes; 7.50% and 8.875% senior guaranteed notes; 7.625% and 9.125% senior priority guaranteed notes; our investments in debt securities (including corporate and mortgage-CMO debt securities); and our investments in overseas funds that invest primarily in a variety of public and private U.S. and non-U.S. securities (including asset-backed and mortgage-backed securities, global structured-asset securitizations, whole-loan mortgages and participations in whole loans and whole-loan mortgages), which are classified as long-term investments.

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

Fair Value of Financial Instruments. The fair value of our fixed rate long-term debt and revolving credit facilities is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of these liabilities were as follows:

	As of December 31,
	2025			2024
	Effective			Effective
	Interest	Carrying	Fair	Interest	Carrying	Fair
	Rate	Value	Value	Rate	Value	Value

	(In thousands)
7.375% senior priority guaranteed notes due May 2027	7.04%	$—	$—	7.74%	$700,000	$699,916
7.50% senior guaranteed notes due January 2028	7.82%	379,146	379,491	7.70%	389,609	362,823
1.75% senior exchangeable notes due June 2029	2.27%	250,000	202,868	2.27%	250,000	179,548
9.125% senior priority guaranteed notes due January 2030	9.40%	650,000	683,293	9.40%	650,000	661,401
8.875% senior guaranteed notes due August 2031	9.12%	550,000	533,638	9.12%	550,000	511,104
7.625% senior priority guaranteed notes due November 2032	7.88%	700,000	687,890	—%	—	—
		$2,529,146	$2,487,180		$2,539,609	$2,414,792
Less: current portion		377,492			—
Less: deferred financing costs		34,467			34,392
		$2,117,187			$2,505,217

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nabors Industries Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nabors Industries Ltd. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded certain entities of Parker Drilling Company (“Parker”) from its assessment of the Company’s internal control over financial reporting as of December 31, 2025 because it was acquired by the Company in a purchase business combination during 2025. Quail Tools LLC, which was part of the acquisition of Parker, was sold in August 2025. Subsequent to the acquisition, certain entities of Parker were integrated into the Company’s existing systems and internal control over financial reporting. The entities that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. We have also excluded these entities from our audit of internal control over financial reporting. The entities comprised, in aggregate, total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting of approximately 2% and 10% (which includes the approximately 5 months of revenue related to Quail Tools LLC prior to disposition, as it was not integrated prior to its sale) of consolidated total assets and consolidated total revenues, respectively, as of and for the year ended December 31, 2025.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Contract Drilling Revenue

As described in Note 18 to the consolidated financial statements, the Company’s operating revenue was $3,184.7 million for the year ended December 31, 2025, a majority of which relates to contract drilling revenue. Management recognizes revenue when control of a good or service promised in a contract (i.e., performance obligation) is transferred to a customer. Control is obtained when a customer has the ability to direct the use of and obtain substantially all the remaining benefits from that good or service. Contract drilling revenues are recorded over time utilizing the input method based on time elapsed. The measurement of progress considers the transfer of the service to the customer as the Company provides daily drilling services. The Company receives payment after the services have been performed by billing customers periodically (typically monthly). Within the drilling contracts, management has identified one performance obligation in which the transaction price is allocated. The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on the Company’s consolidated balance sheet.

The principal consideration for our determination that performing procedures relating to contract drilling revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of contract drilling revenue. These procedures also included, among others (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as contracts, invoices, and the activity summary details, which is customer acknowledgement of performance; (ii) testing the timing of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as contracts and customer acknowledgement of performance; and (iii)

testing a sample of outstanding customer invoice balances as of December 31, 2025 by obtaining and inspecting source documents, such as invoices, customer acknowledgement of performance, and subsequent cash receipts.

Acquisition of Parker Drilling Company – Valuation of Property, Plant and Equipment

As described in Note 4 to the consolidated financial statements, the Company completed the acquisition of Parker Drilling Company (“Parker”) on March 11, 2025 for total consideration of $180.6 million. Of the acquired assets, $264.5 million of property, plant and equipment was recorded. Management applied significant judgment in estimating the fair value of assets acquired and liabilities assumed. The fair value of property, plant and equipment was determined using the cost approach, which includes assumptions related to replacement cost, physical deterioration, economic obsolescence, and floor value.

The principal considerations for our determination that performing procedures relating to the valuation of property, plant and equipment acquired in the acquisition of Parker is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of property, plant and equipment acquired; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to replacement cost, physical deterioration, economic obsolescence, and floor value; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of property, plant and equipment acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of property, plant and equipment acquired; (iii) evaluating the appropriateness of the cost approach used by management; (iv) testing the completeness and accuracy of the underlying data used in the cost approach; and (v) evaluating the reasonableness of the significant assumptions used by management related to replacement cost, physical deterioration, economic obsolescence, and floor value. Evaluating management’s assumptions related to (i) replacement cost, physical deterioration, economic obsolescence, and floor value involved considering whether the assumptions were consistent with evidence obtained in other areas of the audit and (ii) economic obsolescence involved considering the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the cost approach used by management and (ii) the reasonableness of the replacement cost, physical deterioration, economic obsolescence, and floor value assumptions.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 13, 2026

We have served as the Company’s auditor since 1987.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

	(In thousands, except for
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$940,707	$389,652
Short-term investments	31	7,647
Accounts receivable, net of allowance of $55,193 and $57,225, respectively (2)	391,705	387,970
Inventory, net	94,789	129,979
Other current assets	124,341	84,289
Total current assets	1,551,573	999,537
Property, plant and equipment, net	2,920,019	2,830,957
Restricted cash held in trust	—	331,781
Deferred income taxes	189,224	216,296
Other long-term assets	128,841	125,730
Total assets (1)	$4,789,657	$4,504,301
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt, net	$377,492	$—
Trade accounts payable	300,467	321,030
Accrued liabilities	279,007	223,759
Income taxes payable	26,295	20,360
Current lease liabilities	9,740	6,768
Total current liabilities	993,001	571,917
Long-term debt, net	2,117,187	2,505,217
Other long-term liabilities	234,700	218,343
Deferred income taxes	7,126	2,486
Total liabilities (1)	3,352,014	3,297,963
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest in subsidiary	482,446	785,091

Shareholders’ equity:
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 15,703 and 10,661, respectively	785	533
Capital in excess of par value	3,752,604	3,552,756
Accumulated other comprehensive income (loss)	(10,397)	(10,414)
Retained earnings (accumulated deficit)	(1,836,514)	(2,092,128)
Less: treasury shares, at cost, 1,161 and 1,161 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	590,727	134,996
Noncontrolling interest	364,470	286,251
Total equity	955,197	421,247
Total liabilities and equity	$4,789,657	$4,504,301

_____________________________

(1)	The consolidated balance sheets include assets and liabilities of consolidated joint ventures. See Note 12—Joint Ventures for additional information.
(2)	Includes related party balances of $121.0 million and 122.8 million for the years ended December 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
	2025	2024	2023

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues (2)	$3,184,693	$2,930,126	$3,005,981
Investment income (loss)	27,648	38,713	43,820
Total revenues and other income	3,212,341	2,968,839	3,049,801

Costs and other deductions:
Direct costs	1,914,376	1,742,411	1,790,380
General and administrative expenses	304,587	249,317	244,147
Research and engineering	53,063	57,063	56,297
Depreciation and amortization	649,234	633,408	645,294
Interest expense	215,366	210,864	185,285
Gain on disposition of Quail Tools	(413,962)	—	—
Gain on bargain purchase	(113,653)	—	—
Other, net	65,802	106,816	(726)
Total costs and other deductions	2,674,813	2,999,879	2,920,677
Income (loss) before income taxes	537,528	(31,040)	129,124
Income tax expense (benefit):
Current	65,951	35,263	63,339
Deferred	97,144	21,684	15,881
Total income tax expense (benefit)	163,095	56,947	79,220
Net income (loss) (1)	374,433	(87,987)	49,904
Less: Net (income) loss attributable to noncontrolling interest	(87,809)	(88,097)	(61,688)
Net income (loss) attributable to Nabors	$286,624	$(176,084)	$(11,784)

Earnings (losses) per share:
Basic	$18.75	$(22.37)	$(5.49)
Diluted	$17.39	$(22.37)	$(5.49)

Weighted-average number of common shares outstanding:
Basic	13,193	9,202	9,159
Diluted	14,416	9,202	9,159

(1)	The consolidated income statements include operating activities of consolidated joint ventures. See Note 12—Joint Ventures for additional information.
(2)	Includes related party revenues of $1.1 billion, $0.9 billion, and $0.8 billion for the years ended December 31, 2025, 2024 and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Net income (loss) attributable to Nabors	$286,624	$(176,084)	$(11,784)
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(145)	256	45
Pension liability amortization and adjustment	210	210	209
Other comprehensive income (loss), before tax	65	466	254
Income tax expense (benefit) related to items of other comprehensive income (loss)	48	48	48
Other comprehensive income (loss), net of tax	17	418	206
Comprehensive income (loss) attributable to Nabors	286,641	(175,666)	(11,578)
Comprehensive income (loss) attributable to noncontrolling interest	87,809	88,097	61,688
Comprehensive income (loss)	$374,450	$(87,569)	$50,110

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$374,433	$(87,987)	$49,904
Adjustments to net income (loss):
Depreciation and amortization	649,234	633,408	645,292
Deferred income tax expense (benefit)	97,144	21,685	15,881
Impairments and other charges	34,802	26,079	8,318
Amortization of debt discount and deferred financing costs	10,444	8,810	8,735
Bargain purchase gain	(113,653)	—	—
Losses (gains) on debt buyback	15,538	14,857	(25,275)
Losses (gains) on sale of long-lived assets, net	(46,873)	27,927	13,920
Share-based compensation	23,383	16,501	15,839
Foreign currency transaction losses (gains), net	5,626	28,150	37,286
Mark-to-market (gain) loss on warrants	(8,359)	(16,894)	(54,684)
Net loss (gain) related to investment in Vast	500	4,575	(7,167)
Gain on disposition of Quail Tools, excluding transaction costs	(432,094)	—	—
Other	10,614	5,539	2,427
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable (1)	80,564	(42,440)	(27,129)
Inventory	33,443	16,099	(19,432)
Other current assets	2,531	(4,511)	11,644
Other long-term assets	15,377	(6,478)	(1,283)
Trade accounts payable and accrued liabilities	(51,311)	(25,150)	(32,389)
Income taxes payable	636	(34,590)	24,135
Other long-term liabilities	(8,713)	(4,148)	(28,160)
Net cash provided by (used for) operating activities	693,266	581,432	637,862
Cash flows from investing activities:
Purchase of investments	(4,346)	(7,718)	(38,283)
Cash acquired in stock based business combination, net of cash paid	84,429	—	—
Proceeds from disposition of Quail Tools	622,856	—	—
Capital expenditures	(715,948)	(567,919)	(540,851)
Proceeds from sales of assets and insurance claims	98,628	15,498	14,133
Other	11,468	4,681	(5,423)
Net cash (used for) provided by investing activities	97,087	(555,458)	(570,424)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	700,000	550,000	900,000
Reduction in debt	(902,676)	(1,197,024)	(298,474)
Debt issuance costs	(11,536)	(11,049)	(18,310)
Proceeds from revolving credit facilities	398,000	315,000	290,000
Reduction in revolving credit facilities	(398,000)	(315,000)	(290,000)
Payment of dividend to former Parker shareholders	(6,052)	—	—
Distributions to noncontrolling interest	(875)	(950)	(2,269)
Special purpose acquisition company redemptions by non-controlling redeemable shareholders	(342,371)	—	(286,366)
Sale of non-controlling interest - special purpose acquisition company	—	—	305,000
Other	(3,277)	(3,027)	(6,989)
Net cash (used for) provided by financing activities	(566,787)	(662,050)	592,592
Effect of exchange rate changes on cash and cash equivalents	(3,682)	(15,146)	(22,988)
Net increase (decrease) in cash and cash equivalents and restricted cash	219,884	(651,222)	637,042
Cash and cash equivalents and restricted cash, beginning of period	722,960	1,374,182	737,140
Cash and cash equivalents and restricted cash, end of period	$942,844	$722,960	$1,374,182

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	389,652	1,057,487	451,025
Restricted cash, beginning of period	333,308	316,695	286,115
Cash and cash equivalents and restricted cash, beginning of period	$722,960	$1,374,182	$737,140

Cash and cash equivalents, end of period	940,707	389,652	1,057,487
Restricted cash, end of period	2,137	333,308	316,695
Cash and cash equivalents and restricted cash, end of period	$942,844	$722,960	$1,374,182

(1)	Includes changes in related party balances of $(1.8) million, $26.3 million and $(3.1) million for the years ended December 31, 2025, 2024 and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

			Capital	Accumulated	Retained
	Common Shares		in Excess	Other	Earnings		Non-
		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income	Deficit)	Shares	Interest	Equity
As of December 31, 2022	10,505	$525	$3,536,373	$(11,038)	$(1,841,153)	$(1,315,751)	$167,835	$536,791
Net income (loss)	—	—	—	—	(11,784)	—	61,688	49,904
IPO Warrants to SPAC public shareholders	—	—	—	—	—	—	3,426	3,426
Other comprehensive income (loss), net of tax	—	—	—	206	—	—	—	206
Share-based compensation	101	8	15,839	—	—	—	—	15,847
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	5,237	5,237
Deemed dividends to SPAC public shareholders	—	—	—	—	(8,638)	—	(22,790)	(31,428)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(29,824)	—	—	(29,824)
Other	(50)	(6)	(13,316)	—	5,173	—	—	(8,149)
As of December 31, 2023	10,556	$527	$3,538,896	$(10,832)	$(1,886,226)	$(1,315,751)	$215,396	$542,010
Net income (loss)	—	—	—	—	(176,084)	—	88,097	(87,987)
Other comprehensive income (loss), net of tax	—	—	—	418	—	—	—	418
Share-based compensation	137	9	16,501	—	—	—	—	16,510
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(17,242)	(17,242)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(29,723)	—	—	(29,723)
Other	(32)	(3)	(2,641)	—	(95)	—	—	(2,739)
As of December 31, 2024	10,661	$533	$3,552,756	$(10,414)	$(2,092,128)	$(1,315,751)	$286,251	$421,247
Net income (loss)	—	—	—	—	286,624	—	87,809	374,433
Share issuance related to Parker acquisition	4,800	239	179,741	—	—	—	—	179,980
Other comprehensive income (loss), net of tax	—	—	—	17	—	—	—	17
Share-based compensation	313	16	23,383	—	—	—	—	23,399
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(9,590)	(9,590)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(29,136)	—	—	(29,136)
Other	(71)	(3)	(3,276)	—	(1,874)	—	—	(5,153)
As of December 31, 2025	15,703	$785	$3,752,604	$(10,397)	$(1,836,514)	$(1,315,751)	$364,470	$955,197

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

With operations in over 20 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of December 31, 2025 included:

●	242 actively marketed rigs for land-based drilling operations in the United States and various countries throughout the world; and

●	27 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

The short- and long-term implications of the military hostilities between Russia and Ukraine, which began in early 2022, are difficult to predict. We continue to actively monitor this dynamic situation and evaluate the potential impact to our operations from sanctions that have been imposed against Russia by the United States, United Kingdom, the European Union, and other governments. As of December 31, 2025 and 2024, 0.0% and 0.7% of our property, plant and equipment, net was located in Russia, respectively. For the years ending December 31, 2025, 2024 and 2023, 0.1%, 0.9% and 1.1% of our operating revenues was from operations in Russia, respectively. During the year ended December 31, 2025, we recognized impairment charges of approximately $26.5 million related to the net carrying value of International Drilling and Rig Technologies assets located in Russia. The impairment charges are included in Other, net in our consolidated statements of income (loss). We currently have no assets or operations in Ukraine.

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

In addition to the consolidation of our majority owned subsidiaries, we also consolidate variable interest entities (“VIE”) when we are determined to be the primary beneficiary of a VIE. Determination of the primary beneficiary of a VIE is based on whether an entity has (1) the power to direct activities that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE. Our joint venture, SANAD, which is equally owned by Saudi Aramco and Nabors, has been consolidated. As we have the power to direct activities that most significantly impact SANAD’s economic performance, including operations, maintenance and certain sourcing and procurement, we have determined Nabors to be the primary beneficiary. See Note 12—Joint Ventures. Also, as of December 31, 2025, we are the co-sponsor of a special purpose acquisition company (SPAC) and have determined it is a VIE. Nabors is the primary beneficiary of the SPAC as we have the power to direct activities, the right to receive benefits and the obligation to absorb losses. Therefore, the SPAC has been consolidated. See Note 20—Special Purpose Acquisition Company.

On March 11, 2025, we completed our acquisition (the “Parker acquisition”) of Parker Drilling Company (“Parker”) resulting in Parker becoming a wholly owned subsidiary of Nabors. Parker provides drilling services across global energy markets. The consolidated financial statements include the results of Parker from March 12, 2025 to December 31, 2025. On August 20, 2025, we sold Quail Tools, LLC (“Quail Tools”), a subsidiary of Parker, to Superior Energy Services, Inc. Quail Tools was part of the Company’s acquisition of Parker. See Note 4—Acquisitions and Dispositions for additional details.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average costs methods and includes the cost of materials, labor and manufacturing overhead. Inventory, which is presented net of reserves of $30.6 million and $24.3 million as of December 31, 2025 and 2024, respectively, included the following:

	December 31,
	2025	2024

	(In thousands)
Raw materials	$87,787	$124,711
Work-in-progress	6,532	2,768
Finished goods	470	2,500
	$94,789	$129,979

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

Income Taxes

On December 18, 2023, Bermuda enacted a 15% corporate income tax regime (the “Bermuda CIT”) that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025. As a result of the Bermuda CIT, the Company’s exemption from Bermuda corporate income taxes ceased in 2025. We have provided for income taxes based on the tax laws and rates in effect in the countries where we operate and earn income. The income taxes in these jurisdictions vary substantially. Our worldwide effective tax rate for financial statement purposes will continue to fluctuate from year to year due to changes in the geographic mix of pre-tax earnings.

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

Recent Accounting Pronouncements

Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures (“ASU 2023-09”).  This provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The new guidance is effective for fiscal years beginning after December 15, 2024.  We adopted this ASU as required for the year ended December 31, 2025 on a prospective basis. The adoption requires us to provide additional disclosures related to our income taxes, but otherwise it does not materially impact our financial statements.

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

Note 3 Accounts Receivable Purchase and Sales Agreements

The Company entered into an accounts receivable sales agreement (the “A/R Sales Agreement”) and an accounts receivable purchase agreement (the “A/R Purchase Agreement,” and, together with the A/R Sales Agreement, the “A/R Agreements”). As part of the A/R Agreements, the Company continuously sells designated eligible pools of receivables as they are originated by it and certain of its U.S. subsidiaries to a separate, bankruptcy-remote, special purpose entity (“SPE”) pursuant to the A/R Sales Agreement. Pursuant to the A/R Purchase Agreement, the SPE in turn sells, transfers, conveys and assigns to unaffiliated third-party financial institutions (the “Purchasers”) all the rights, title and interest in and to its pool of eligible receivables (the “Eligible Receivables”). The sale of the Eligible Receivables qualifies for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing. During the period of this program, cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. The remaining receivables held by the SPE were pledged to secure the collectability of the sold Eligible Receivables. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection. The amount of receivables pledged as collateral as of December 31, 2025 and 2024 is approximately $46.3 million and $44.6 million, respectively.

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

The amount available for sale to the Purchasers under the A/R Purchase Agreement fluctuates over time based on the total amount of Eligible Receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of December 31, 2025 and 2024, approximately $137.0 million and $130.0 million had been sold to and as yet uncollected by the Purchasers, respectively.

Note 4 Acquisitions and Dispositions

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

We recorded the preliminary allocation of the purchase price consideration during the three months ended March 31, 2025. During the three months ended June 30, 2025, the Company recorded a measurement period adjustment which resulted in a decrease in property, plant and equipment, an increase in net lease assets and an increase in bargain purchase gain of $3.5 million. During the three months ended December 31, 2025, the Company recorded an adjustment related income taxes which resulted in a decrease in bargain purchase gain of $2.8 million. The adjustments primarily related to additional information obtained about facts and circumstances that existed as of the acquisition date.

The table below presents the allocation of the estimated fair value of identifiable assets acquired and liabilities assumed, and the resulting gain on bargain purchase as of the closing date:

Fair Value
(In thousands)	at Acquisition
Assets:
Cash and cash equivalents	$84,995
Accounts receivable	132,084
Inventory	4,576
Other current assets	37,664
Property, plant and equipment	264,500
Deferred income taxes	64,103
Other assets	43,910
Total assets acquired	631,832

Liabilities:
Trade accounts payable	$43,774
Accrued liabilities	66,808
Income taxes payable	4,148
Other short-term liabilities	6,462
Long-term debt	177,755
Deferred income taxes	2,594
Other liabilities	36,076
Total liabilities assumed	337,617
Net assets acquired	294,215
Gain on bargain purchase	113,653
Total consideration transferred	$180,562

Approximately $397.2 million of revenue and $404.2 million of net income attributable to Parker are included in the consolidated statements of operations for the year ended December 31, 2025. The net income attributable to Parker is primarily related to the sale of Quail Tools which is discussed below. During the year ended December 31, 2025, we incurred costs related to the Parker acquisition totaling $19.1 million, which are included in Other, net in our consolidated statements of income (loss), respectively.

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

The following table summarizes our selected financial information on a pro forma basis:

	Year Ended
	December 31,
	2025	2024

Operating revenues (1)	$3,287,812	$3,527,085
Net income (loss) (2)	289,873	21,871
(1)	Includes operating revenue from Quail Tools of $154.8 million and $252.0 million for the years ended December 31, 2025 and 2024, respectively.

(2)	Net income (loss) for the year ended December 31, 2025 includes the gain on disposition of Quail Tools of $414.0 million.

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

In connection with the sale, we recognized a gain of $414.0 million which is included in Gain on disposition of Quail Tools in our consolidated statements of income (loss). The gain on disposition of Quail Tools resulted in an increase of $96.9 million to the provision for income taxes during the year ended December 31, 2025.

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

Recurring Fair Value Measurements

Our financial assets that are accounted for at fair value on a recurring basis as of December 31, 2025 and 2024 consisted of restricted cash held in trust and short-term investments. During 2025, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2025 and 2024, our restricted cash held in trust was carried at fair market value and totaled $0 and $331.8 million, respectively, and consisted of Level 1 measurements. As of December 31, 2025 and 2024, our short-term investments were primarily held at fair value and totaled $31 thousand and $7.6 million, respectively and primarily consisted of Level 2 measurements. No material Level 3 measurements existed for our financial assets for any of the periods presented.

Our financial liabilities that are accounted for at fair value on a recurring basis as of December 31, 2025 and 2024 consisted of warrants which are included in other short-term liabilities as of December 31, 2025 and other long-term liabilities as of December 31, 2024 in the accompanying consolidated financial statements. The warrants, as discussed in Note 11- Shareholders’ Equity, were carried at fair market value using their trading price and totaled $0.7 million and $9.0 million as of December 31, 2025 and 2024, respectively.

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

During the years ended December 31, 2025 and 2024, approximately $7.5 million and $15.4 million was recognized as an other than temporary impairment related to our investment in Vast Renewables Limited (“Vast”), respectively. As Vast was a publicly traded company, the valuation assessment was based on the observable market trading price of Vast’s stock. The impairments have been included in Other, net in our consolidated statements of income (loss) for the years ended December 31, 2025 and 2024.

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

	As of December 31,
	2025			2024
	Effective			Effective
	Interest	Carrying	Fair	Interest	Carrying	Fair
	Rate	Value	Value	Rate	Value	Value

	(In thousands)
7.375% senior priority guaranteed notes due May 2027	7.04%	$—	$—	7.74%	$700,000	$699,916
7.50% senior guaranteed notes due January 2028	7.82%	379,146	379,491	7.70%	389,609	362,823
1.75% senior exchangeable notes due June 2029	2.27%	250,000	202,868	2.27%	250,000	179,548
9.125% senior priority guaranteed notes due January 2030	9.40%	650,000	683,293	9.40%	650,000	661,401
8.875% senior guaranteed notes due August 2031	9.12%	550,000	533,638	9.12%	550,000	511,104
7.625% senior priority guaranteed notes due November 2032	7.88%	700,000	687,890	—%	—	—
		$2,529,146	$2,487,180		$2,539,609	$2,414,792
Less: current portion		377,492			—
Less: deferred financing costs		34,467			34,392
		$2,117,187			$2,505,217

The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.

Note 6 Share-Based Compensation

Total share-based compensation expense, which includes stock options and restricted shares, was $23.4 million, $16.5 million and $15.8 million for 2025, 2024 and 2023, respectively. Compensation expense related to awards of restricted shares totaled $23.4 million, $16.5 million and $15.8 million 2025, 2024 and 2023, respectively, which is included in general and administrative and research and engineering expenses in our consolidated statements of income (loss). Share-based compensation expense has been allocated to our various reportable segments. See Note 17—Segment Information.

In addition to the time-based restricted stock share-based awards, we provide performance share awards based on market conditions measured against a predetermined peer group (“TSR Shares”). We also provide Performance-Based Restricted Stock Units (“PSUs”) which are granted at the beginning of the one-year performance period and are earned at the end of the same period, depending on performance.

Stock Option Plans

As of December 31, 2025, we had several stock plans under which options to purchase our common shares could be granted to key officers, directors and managerial employees of Nabors and its subsidiaries. Options granted under the plans have fair market value on the date of the grant. Options granted under the plans generally are exercisable in varying cumulative periodic installments after one year. In the case of certain key executives and directors, options granted may vest immediately on the grant date. Options granted under the plans expire ten years from the date of grant. There are approximately 0.6 million common shares available for issuance in the form of either restricted shares or stock options, under these plans as of December 31, 2025.

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

Stock option transactions under our various stock-based employee compensation plans are presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
Options	Shares	Price	Term		Value

	(In thousands, except exercise price and term)
Options outstanding as of December 31, 2024	15	$317.82
Expired	(2)	537.45
Options outstanding as of December 31, 2025	13	$286.54	2.90	years	$—
Options exercisable as of December 31, 2025	13	$286.54	2.90	years	$—

No stock options were awarded or exercised during 2023, 2024 or 2025. There were no unvested options outstanding at the end of 2023, 2024 or 2025.

Restricted Shares

Our stock plans allow grants of restricted shares. Restricted shares are issued on the grant date but cannot be sold or transferred. Restricted share values are based on stock value at grant date. Restricted shares vest in varying periodic installments ranging up to four years.

A summary of our restricted shares as of December 31, 2025, and the changes during the year then ended, is presented below:

		Weighted-Average
		Grant-Date Fair
Restricted shares	Outstanding	Value

	(In thousands, except fair value)
Unvested as of December 31, 2024	200	$117.20
Granted	235	42.87
Vested	(82)	114.82
Forfeited	(33)	82.52
Unvested as of December 31, 2025	320	$66.76

During 2025, 2024 and 2023, we awarded 234,832, 96,368 and 103,465 restricted shares, respectively, to our employees and directors. These awards had an aggregate value at their date of grant of $10.1 million, $8.0 million and $16.6 million, respectively, and were scheduled to vest over a period of up to four years. The fair value of restricted shares that vested during 2025, 2024 and 2023 was $9.4 million, $8.9 million and $8.4 million, respectively.

As of December 31, 2025, there was $13.0 million of total future compensation cost related to unvested restricted share awards that are expected to vest. That cost is expected to be recognized over a weighted-average period of 2.24 years.

Restricted Shares Based on Performance Conditions

During 2025, 2024 and 2023, we granted awards to certain of our executive officers covering a total of 143,213, 92,761 and 60,633 PSUs, respectively. The number of earned PSUs that ultimately vest over three years, following conclusion of the performance period, is determined based upon on achievement of specific financial or operational goals. The number of PSUs that can be earned, range from a minimum of 30% of the PSU awards to a maximum of

200%, of the PSUs granted. In addition to these PSUs, we also granted 5,356 performance share awards in 2024. The vesting of these awards is based upon achievement of financial milestones over specified time periods.

The following table sets forth information regarding outstanding PSUs based on performance conditions as of December 31, 2025:

		Weighted-Average
		Grant-Date Fair
Restricted Stock Units	Outstanding	Value

	(In thousands, except fair value)
Outstanding as of December 31, 2024	148	$73.36
Granted	143	71.94
Vested	(55)	91.00
Forfeited	(14)	134.78
Outstanding as of December 31, 2025	222	$87.24

Restricted Shares Based on Market Conditions

During 2025, 2024 and 2023, we granted awards for 74,457, 52,930 and 29,621 TSR Shares, respectively, which are equity classified awards and will vest on our performance compared to our peer group over a three-year period. These awards had an aggregate fair value at their date of grant of $4.2 million, $4.3 million and $2.5 million, respectively, after consideration of all assumptions.

The grant date fair value of these awards was based on a Monte Carlo model, using the following assumptions:

	Year Ended December 31,
	2025	2024	2023

Risk free interest rate	4.23%	4.01%	4.13%
Expected volatility	65.00%	65.00%	94.00%
Closing stock price at grant date	$57.17	$81.63	$154.87
Expected term (in years)	3.0	3.0	3.0

The following table sets forth information regarding outstanding restricted shares based on market conditions as of December 31, 2025:

		Weighted-Average
		Grant-Date Fair
Market based restricted shares	Outstanding	Value

	(In thousands, except fair value)
Outstanding as of December 31, 2024	82	$65.52
Granted	74	32.32
Vested	(52)	57.89
Forfeited	(19)	79.66
Outstanding as of December 31, 2025	85	$37.90

As of December 31, 2025, there was $1.6 million of total future compensation cost related to unvested TSR Share awards. The TSR Shares will amortize over a weighted average remaining period of 1.65 years.

Note 7 Property, Plant and Equipment

The major components of our property, plant and equipment are as follows:

	December 31,
	2025	2024

	(In thousands)
Land	$27,541	$31,529
Buildings	172,458	158,518
Drilling rigs and related equipment	12,561,048	12,084,276
Oilfield hauling and mobile equipment	227,386	228,730
Other machinery and equipment	259,822	252,369
	$13,248,255	$12,755,422
Less: accumulated depreciation and amortization	(10,328,236)	(9,924,465)
	$2,920,019	$2,830,957

Depreciation expense included in depreciation and amortization expense in our consolidated statements of income (loss) totaled $648.8 million, $632.9 million and $644.9 million during 2025, 2024 and 2023, respectively.

Repair and maintenance expense included in direct costs in our consolidated statements of income (loss) totaled $207.7 million, $199.2 million and $228.2 million during 2025, 2024 and 2023, respectively.

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

As of December 31, 2025, approximately 29%, 15% and 13% of our net accounts receivable balance was related to our operations in Saudi Arabia, Mexico and U.S., respectively. Management considers this credit risk to be limited due to the financial resources of our primary customer in each of these countries. Our largest customer in Mexico has a history of making late payments and, in more recent periods, has utilized third-party financial institutions to pay certain of our receivables. The balances due are not in dispute, however, additional or continued delays in customer payments in the future could differ from historical practice and management’s current expectations.

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

Interest Rate and Marketable and Non-marketable Security Price Risk

Our financial instruments that are potentially sensitive to changes in interest rates include our floating rate debt instruments comprised of the 2024 Credit Agreement and our fixed rate debt securities comprised of our 1.75% senior exchangeable notes, 7.50% and 8.875% senior guaranteed notes and 7.625% and 9.125% senior priority guaranteed notes.

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

Note 9 Debt

Debt consisted of the following:

	As of December 31,
	2025	2024

	(In thousands)
7.375% senior priority guaranteed notes due May 2027	$—	$700,000
7.50% senior guaranteed notes due January 2028 (1)	379,146	389,609
1.75% senior exchangeable notes due June 2029	250,000	250,000
9.125% senior priority guaranteed notes due January 2030	650,000	650,000
8.875% senior guaranteed notes due August 2031	550,000	550,000
7.625% senior priority guaranteed notes due November 2032	700,000	—
	$2,529,146	$2,539,609
Less: current portion	377,492	—
Less: deferred financing costs	34,467	34,392
Long-term debt	$2,117,187	$2,505,217

(1)	A redemption notice for our 7.50% senior guaranteed notes due January 2028 was issued December 24, 2025 and such notes were redeemed on January 15, 2026.

As of December 31, 2025, the principal amount and maturities of our primary debt for each of the five years following 2025 and thereafter are as follows:

	Paid at Maturity
	(In thousands)
2026	379,146	(1)
2029	250,000	(2)
2030	650,000	(3)
Thereafter	1,250,000	(4)
	$2,529,146

(1)	Represents our 7.50% senior guaranteed notes due January 2028 as a redemption notice was issued December 24, 2025.

(2)	Represents our 1.75% senior exchangeable notes due June 2029 and our 2024 Credit Agreement.

(3)	Represents our 9.125% senior priority guaranteed notes due January 2030.

(4)	Represents our 8.875% senior guaranteed notes due August 2031 and our 7.625% senior priority guaranteed notes due November 2032.

During 2025, we fully redeemed the $546.1 million remaining balance of the 7.375% senior priority guaranteed notes due May 2027 for approximately $557.1 million in cash, including principal, premium of $10.1 million and $1.0 million in accrued and unpaid interest. We also redeemed $164.4 million aggregate principal amount of outstanding Nabors Delaware’s notes for approximately $169.7 million in cash, including $4.5 million in accrued and unpaid interest. In connection with the redemptions, we recognized a $15.5 million loss for the year ended December 31, 2025, which is included in Other, net in our condensed consolidated statement of income (loss).

7.625% Senior Priority Guaranteed Notes due November 2032

On November 10, 2025, Nabors issued $700.0 million in aggregate principal amount of 7.625% senior priority guaranteed notes, which are fully and unconditionally guaranteed by Nabors and certain of Nabors’ indirect wholly-owned subsidiaries. Interest on the notes is payable on May 15 and November 15 of each year. The notes have a maturity date of November 15, 2032. Nabors used the net proceeds to redeem all of its 7.375% senior priority guaranteed notes due May 2027.

1.75% Senior Exchangeable Notes Due June 2029

In February 2023, Nabors Delaware issued $250.0 million in aggregate principal amount of 1.75% senior exchangeable notes due 2029, which are fully and unconditionally guaranteed by Nabors. The notes bear interest at a rate of 1.75% per year payable semiannually on June 15 and December 15 of each year, beginning on December 15, 2023. As of December 31, 2025, there was $250.0 million in aggregate principal amount that remained outstanding.

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

The Company is required to maintain an interest coverage ratio (EBITDA/interest expense) of 2.75:1.00, and a minimum guarantor value, requiring the guarantors (other than the Company) and their subsidiaries to own at least 90% of the consolidated property, plant and equipment of the Company. The facility matures on the earlier of (a) June 17, 2029 and (b) to the extent 10% or more of the respective principal amount of any of the 7.50% Senior Guaranteed Notes due January 2028 or 50% or more of the principal amount of the 1.75% Senior Exchangeable Notes due June 2029 remains outstanding on the date that is 90 days prior to the applicable maturity date for such indebtedness, then such 90th day.

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

As of December 31, 2025, we had no borrowings and $69.8 million of letters of credit outstanding under our 2024 Credit Agreement. The weighted average interest rate on borrowings under the 2024 Credit Agreement at December 31, 2025 was 7.21%. In order to make any future borrowings under the 2024 Credit Agreement, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

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

Letters of Credit

We had seven letter-of-credit facilities with various banks as of December 31, 2025. Availability and borrowings under our letter-of-credit facilities are as follows:

December 31,
2025
(In thousands)
Credit available	$283,667
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	128,619
Remaining availability	$155,048

Note 10 Income Taxes

Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Bermuda (Domestic)	$(149,154)	$—	$—
Foreign
United States	462,873	33,302	215,306
Other jurisdictions	223,809	(64,342)	(86,182)
Income (loss) before income taxes	$537,528	$(31,040)	$129,124

The Company has elected to prospectively adopt the guidance in ASU 2023-09. Prior to the adoption of ASU 2023-09, the Company disaggregated income (loss) between the United States and other jurisdictions. For the years ending December 31, 2024 and 2023, Bermuda is presented in Other foreign jurisdictions.

Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Current:
Bermuda (Domestic)	$—	$—	$—
Foreign
United States - Federal	(3,696)	1,175	4,783
United States - State	8,818	32,326	55,769
Other foreign jurisdictions	60,829	1,762	2,787
Total current	$65,951	$35,263	$63,339
Deferred:
Bermuda (Domestic)	$—	$—	$—
Foreign
United States - Federal	91,884	6,408	16,886
United States - State	11,586	13,854	(1,898)
Other foreign jurisdictions	(6,326)	1,422	893
Total deferred	$97,144	$21,684	$15,881
Income tax expense (benefit)	$163,095	$56,947	$79,220

The Company has elected to prospectively adopt the guidance in ASU 2023-09. Prior to the adoption of ASU No. 2023-09, the Company disaggregated income tax expense (benefit) between the United States, U.S. states and other jurisdictions. For the 2024 and 2023 years, Bermuda is presented in Other foreign jurisdictions.

The following table is a reconciliation of the Bermuda national statutory tax rate of 15%, that became effective on January 1, 2025, to the Company’s effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09:

	Year Ended December 31,
	2025
	(In thousands, except percentages)
	Amount	Percent
Bermuda national statutory tax rate	$80,629	15.0%
Foreign tax effects:
Argentina
Effect of rates different than statutory	4,182	0.8%
Foreign withholding tax	4,774	0.9%
Valuation allowance	(5,940)	(1.1%)
Other reconciling items	(1,372)	(0.3%)
Luxembourg
Internal restructuring	(26,502)	(4.9%)
Valuation allowance	26,722	5.0%
Other reconciling items	1,260	0.2%
Netherlands
Tax credits	(3,960)	(0.7%)
Other reconciling items	2,009	0.4%
Russia
Valuation allowance	5,638	1.0%
Other reconciling items	(2,375)	(0.4%)
Saudi Arabia
Foreign withholding tax	3,722	0.7%
Effect of rates different than statutory	7,787	1.4%
Interest on shareholder loan	(5,834)	(1.1%)
Other reconciling items	(2,646)	(0.5%)
United States
State and local income taxes	16,120	3.0%
Effect of rates different than statutory	28,233	5.3%
Nontaxable or nondeductible items	3,194	0.6%
Other reconciling items	205	0.0%
Other jurisdictions	11,018	2.0%
Valuation allowance	21,518	4.0%
Other reconciling items	855	0.2%
Changes in unrecognized tax benefits	(6,142)	(1.1%)
Income tax expense (benefit)	$163,095	30.3%

The following table is a reconciliation of the Bermuda national statutory tax rate of 0% to our worldwide effective tax rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023

	(In thousands)
Income tax provision at statutory (Bermuda rate of 0%)	$—	$—
Taxes (benefit) on U.S. and other international earnings (losses) at greater than the Bermuda rate	51,433	74,581
Increase (decrease) in valuation allowance	10,094	22,533
Impact of foreign exchange rates	(9,145)	(28,484)
Prior year adjustments to provision	2,540	(3,513)
Uncertain tax positions	(1,828)	5,854
Audit settlements	(646)	12,464
State income taxes (benefit)	1,698	3,838
Other	2,801	(8,053)
Income tax expense (benefit)	$56,947	$79,220
Effective tax rate	(183.5%)	61.4%

Our worldwide income tax expense for 2025 was $163.1 million compared to $56.9 million for 2024. The increase in tax expense was primarily attributable to the Parker acquisition and sale of Quail Tools, as well as the change in amount and geographic mix of our pre-tax earnings (losses).

The following table lists the components of the income taxes paid (net of refunds received):

Year Ended December 31,
2025
(In thousands)
Bermuda (Domestic)	$—
Foreign
Argentina	8,130
Colombia	6,939
Mexico	6,199
Saudi Arabia	26,351
United States - Federal	7,185
United States - State	4,795
Foreign Other	14,139
Net cash paid (refunds received) for income taxes	$73,738

The components of our net deferred taxes consisted of the following:

	December 31,
	2025	2024

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$3,934,828	$3,870,614
Tax credit and other attribute carryforwards	76,314	86,188
Disallowed interest carryforward	16,642	33,907
Property, plant and equipment	11,798	—
Other	93,287	88,644
Subtotal	4,132,869	4,079,353
Valuation allowance	(3,944,634)	(3,825,551)
Deferred tax assets:	$188,235	$253,802
Deferred tax liabilities:
Property, plant and equipment	$—	$34,089
Other	6,137	5,903
Deferred tax liability	$6,137	$39,992
Net deferred tax assets (liabilities)	$182,098	$213,810
Balance Sheet Summary:
Net noncurrent deferred tax asset	$189,224	$216,296
Net noncurrent deferred tax liability	(7,126)	(2,486)
Net deferred tax asset (liability)	$182,098	$213,810

As of December 31, 2025, we had U.S. federal, U.S. state, and non-US net operating loss (“NOL”) carryforwards of approximately $355.4 million, $937.6 million and $16.9 billion, respectively. Of those amounts, $8.3 billion will expire between 2026 and 2046 if not utilized. We provide a valuation allowance against NOL carryforwards in various tax jurisdictions based on our consideration of existing temporary differences and expected future earning levels in those jurisdictions. A valuation allowance of approximately $3.8 billion as of December 31, 2025 has been recognized related to certain NOL carryforwards as we believe it is more likely than not that the benefit of these NOL carryforwards will not be realized.

The following is a reconciliation of our uncertain tax positions:

	2025	2024	2023

	(In thousands)
Balance as of January 1	$23,324	$34,016	$45,452
Additions for tax positions of prior years	2,745	322	2,207
Reductions for tax positions for prior years	—	(1,046)	(256)
Settlements	(8,781)	(9,968)	(13,387)
Balance as of December 31	$17,288	$23,324	$34,016

If the unrecognized tax positions of $17.3 million are realized, this would favorably impact the worldwide effective tax rate by $15.9 million. As of December 31, 2025, 2024 and 2023, we had approximately $9.5 million, $8.2 million and $11.1 million, respectively, of interest and penalties related to uncertain tax positions. During 2025, 2024 and 2023, we accrued and recognized estimated interest and penalties related to uncertain tax positions of approximately $1.3 million, $(2.9) million and $(6.0) million, respectively. During the fourth quarter of 2025, we settled tax audits for which we had accrued an uncertain tax position of $8.8 million with no interest and penalties. Upon settlement, we reversed the uncertain tax position accrual. We include potential interest and penalties related to uncertain tax positions within our global operations in the income tax expense (benefit) line item in our consolidated statements of income (loss).

We conduct business globally and, as a result, we file numerous income tax returns in the U.S. and non-U.S. jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Colombia, Mexico, Saudi Arabia, and the United States. We are no longer subject to U.S. Federal income tax examinations for years before 2022 and non-U.S. income tax examinations for years before 2007.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact to the Company.

The Organization Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation. Pillar 2 did not have a material impact to our consolidated financial statements for the year ended December 31, 2025.

On December 18, 2023, Bermuda enacted a 15% corporate income tax regime (the “Bermuda CIT”) that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenue of €750 million or more and is effective for tax years beginning on or after January 1, 2025. As a result of the Bermuda CIT, the Company’s exemption from Bermuda corporate income taxes ceased in 2025. With the enactment of the Bermuda CIT in 2023, the Company underwent an analysis to determine the tax impacts to its consolidated financial statements. Bermuda CIT allows for a beginning net operating loss balance related to the five years preceding the effective date of Bermuda CIT. As of December 31, 2025, we have recorded a deferred tax asset of $206.9 million for the Bermuda net operating losses generated from 2020 through 2024 with an offsetting valuation allowance of $206.9 million.

The One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025. OBBBA included many provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modification to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions already in effect and others implemented through fiscal year 2027. We do not expect the legislation to have a material impact on our effective tax rate.

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

On March 11, 2025, in connection with the completion of the Parker acquisition, we issued 4.8 million common shares to the former stockholders of Parker. See further discussion on the transaction in Note 4—Acquisitions and Dispositions.

From time to time, treasury shares may be reissued subject to applicable securities law limitations. When shares are reissued, we use the weighted-average-cost method for determining cost. The difference between the cost of the shares and the issuance price is added to or deducted from our capital in excess of par value account. No shares have been reissued during 2025, 2024 or 2023.

Common stock warrants

On May 27, 2021, the Board declared a distribution of warrants to purchase its common shares (the “Warrants”) to holders of the Company’s common shares. Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3.2 million Warrants on June 11, 2021 to shareholders of record as of June 4, 2021. As of December 31, 2025, 2.5 million Warrants remain outstanding and 1.1 million common shares have been issued in settlement of exercises of Warrants.

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

The Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the Warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. On December 31, 2025 and 2024, the fair value of the Warrants was approximately $0.7 million and $9.0 million, respectively. During the years ended December 31, 2025, 2024 and 2023, approximately $8.4 million of gain, $16.9 million of gain and $54.7 million of gain has been recognized for the change in the liability and included in Other, net in our consolidated statements of income (loss), respectively.

Note 12 Joint Ventures

During 2016, we entered into an agreement with Saudi Aramco to form a new joint venture, SANAD, to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. SANAD is equally owned by Saudi Aramco and Nabors.

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, each with a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests that accrue interest annually, have a twenty-five-year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying condensed consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. As of December 31, 2025 and December 31, 2024, the amount included in redeemable noncontrolling interest was $482.4 million and $453.3 million, respectively. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet. The assets and liabilities included in the condensed balance sheet below are (a) assets that can either be used to settle obligations of the VIE or be made available in the future to the equity owners through dividends, distributions or in exchange of the redeemable ownership interests (upon mutual agreement of the owners) or (b) liabilities for which creditors do not have recourse to other assets of Nabors.

The condensed balance sheet of SANAD, as included in our consolidated balance sheet, is presented below.

	December 31,
	2025	2024

	(In thousands)
Assets:
Cash and cash equivalents	$179,907	$229,442
Accounts receivable	101,382	111,497
Other current assets	8,107	12,122
Property, plant and equipment, net	1,068,919	862,031
Other long-term assets	18,497	12,404
Total assets	$1,376,812	$1,227,496
Liabilities:
Accounts payable	$102,543	$112,373
Accrued liabilities	30,694	12,447
Other liabilities	62,306	47,254
Total liabilities	$195,543	$172,074

Note 13 Related-Party Transactions

Nabors and certain current and former key employees, including Mr. Petrello, entered into split-dollar life insurance agreements, pursuant to which we pay a portion of the premiums under life insurance policies with respect to these individuals and, in some instances, members of their families. These agreements provide that we are reimbursed for the premium payments upon the occurrence of specified events, including the death of an insured individual. Any recovery of premiums paid by Nabors could be limited to the cash surrender value of the policies under certain circumstances. As such, the values of these policies are recorded at their respective cash surrender values in our consolidated balance sheets. We have made premium payments to date totaling $6.6 million related to these policies. The cash surrender value of these policies of approximately $4.2 million and $4.7 million is included in other long-term assets in our consolidated balance sheets as of December 31, 2025 and 2024, respectively.

Under the Sarbanes-Oxley Act of 2002, the payment of premiums by Nabors under the agreements could be deemed to be prohibited loans by us to these individuals. Consequently, we have paid no premiums related to our agreements with these individuals since the adoption of the Sarbanes-Oxley Act.

In July 2023, Nabors Energy Transition Corporation II (“NETC II”) co-sponsored by Nabors and Greens Road Energy II LLC, completed its initial public offering of 30,500,000 units.  Greens Road Energy II LLC is owned by certain members of Nabors’ management team and board members.  Simultaneously with the closing of the IPO, NETC II completed the private sale of an aggregate of 9,540,000 warrants with a fair value of $1 per warrant, of which 4,348,000 warrants were purchased by related parties including certain Nabors officers, directors and employees, with the remainder being purchased by a subsidiary of Nabors. See Note 20—Special Purpose Acquisition Company for additional information.

Effective May 3, 2024, Nabors Energy Transition Solutions LLC, a Texas limited liability company and wholly owned subsidiary of Nabors transferred certain non-revenue producing energy transition assets to Hexegen LLC, a Delaware limited liability company. Remington Energy I, LLC, a Texas limited liability company owned and managed by Mr. Petrello (“Remington”) is also a member of and invested in Hexegen with seed capital and industry expertise. Hexegen plans to grow and scale an energy transition business using its members’ contributions. The arrangement provides for profit sharing among its members Nabors and Remington if certain hurdles are overcome and milestones are met and, at the highest level, would provide for a 90:10 split of profits above a defined threshold.

In the ordinary course of business, we enter into various rig leases, rig transportation and related oilfield services agreements with our related parties, including our joint venture partner Saudi Aramco. Revenues from business transactions with these related parties totaled $1.1 billion, $0.9 billion and $0.8 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, we had accounts receivable from these related parties of $121.0 million and $122.8 million as of December 31, 2025 and 2024.

In addition, Mr. Crane, one of our independent directors, is Chairman and Chief Executive Officer of Crane Capital Group Inc. (“CCG”), an investment company that indirectly owns a majority interest in several operating companies, some of which have provided services to us in the ordinary course of business, including international logistics and electricity. During the years ended December 31, 2025, 2024 and 2023, we incurred costs for these services of $14.8 million, $7.9 million and $13.2 million, respectively. We had accounts payable to these CCG-related companies of $0.5 million and $1.8 million as of December 31, 2025 and 2024.

Note 14 Commitments and Contingencies

Commitments

Under the joint venture agreement with Saudi Aramco, the agreement requires us to backstop our share of the joint venture’s obligations to purchase the first 25 drilling rigs in the event that there is insufficient cash in the joint venture or third-party financing available. Although we currently anticipate that the future rig purchase needs will be met by cash flows from the joint venture and/or third-party financing, no assurance can be given that the joint venture will not require us to fund our backstop.

Leases

Nabors and its subsidiaries occupy various facilities and lease certain equipment under various lease agreements. Rental expense relating to operating leases with terms greater than 30 days amounted to $19.5 million, $15.7 million and $17.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 19—Leases for more information on the minimum rental commitments under non-cancelable operating leases.

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

In March 2011, the Court of Ouargla entered a judgment of approximately $21.8 million (at December 31, 2025 exchange rates) against us relating to alleged violations of Algeria’s foreign currency exchange controls, which require that goods and services provided locally be invoiced and paid in local currency. The case relates to certain foreign currency payments made to us by CEPSA, a Spanish operator, for wells drilled in 2006. Approximately $7.5 million of the total contract amount was paid offshore in foreign currency, and approximately $3.2 million was paid in local currency. The judgment includes fines and penalties of approximately four times the amount at issue. We have appealed the ruling based on our understanding that the law in question applies only to resident entities incorporated under Algerian law. An intermediate court of appeals upheld the lower court’s ruling, and we appealed the matter to the Supreme Court. On September 25, 2014, the Supreme Court overturned the verdict against us, and the case was reheard by the Ouargla Court of Appeals on March 22, 2015 in light of the Supreme Court’s opinion. On March 29, 2015, the Ouargla Court of Appeals reinstated the initial judgment against us. We appealed this decision again to the Supreme Court, which again overturned the appeals court’s decision. The case was moved back to the court of appeals, which, once again, reinstated the verdict, failing to abide by the Supreme Court’s ruling. Accordingly, we appealed once more to the Supreme Court to try to get a final ruling on the matter. On April 10, 2025, the Supreme Court cancelled the judgment of the Ouargla Court of Appeals, ruled in our favor and sent the case back to a different court, the Algiers Court of Appeals. In January 2026, we received the final judgment from the Algiers Court of Appeals that was in our favor and cancelled the fine issued against us.

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2026	2027	2028	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$42,243	20	4,785	2,456	$49,504

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Year Ended December 31,
	2025	2024	2023

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss), net of tax	$374,433	$(87,987)	$49,904
Less: net (income) loss attributable to noncontrolling interest	(87,809)	(88,097)	(61,688)
Less: deemed dividends to SPAC public shareholders	(1,000)	—	(8,638)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(29,136)	(29,723)	(29,824)
Less: distributed and undistributed earnings allocated to unvested shareholders	(9,149)	—	—
Numerator for basic earnings per share:
Adjusted income (loss), net of tax - basic	$247,339	$(205,807)	$(50,246)

Weighted-average number of shares outstanding - basic	13,193	9,202	9,159
Earnings (losses) per share:
Total Basic	$18.75	$(22.37)	$(5.49)
DILUTED EPS:
Adjusted income (loss), net of tax - basic	$247,339	$(205,807)	$(50,246)
Add: after tax interest expense of convertible notes	3,392	—	—
Add: effect of reallocating undistributed earnings of unvested shareholders	32	—	—
Adjusted income (loss), net of tax - diluted	$250,763	$(205,807)	$(50,246)

Weighted-average number of shares outstanding - basic	13,193	9,202	9,159
Add: if converted dilutive effect of convertible notes	1,176	—	—
Add: dilutive effect of potential common shares	47	—	—
Weighted-average number of shares outstanding - diluted	14,416	9,202	9,159
Earnings (losses) per share:
Total Diluted	$17.39	$(22.37)	$(5.49)

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

The average number of shares from options and shares related to outstanding Warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Potentially dilutive securities excluded as anti-dilutive	3,468	3,388	3,381

Additionally for the years ended December 31, 2024 and 2023, we excluded 1.2 million common shares from the computation of diluted shares related to the conversion of the 1.75% senior exchangeable notes due June 2029, because their effect would be anti-dilutive under the if-converted method, respectively.

Note 16 Supplemental Balance Sheet, Income Statement and Cash Flow Information

Accrued liabilities include the following:

	December 31,
	2025	2024

	(In thousands)
Accrued compensation	$75,130	$68,776
Deferred revenue	53,531	30,902
Other taxes payable	42,199	33,446
Workers’ compensation liabilities	8,146	6,588
Interest payable	62,898	66,300
Litigation reserves	10,088	10,493
Accrued professional fees	2,296	2,490
Other accrued liabilities	24,719	4,764
	$279,007	$223,759

Investment income (loss) includes the following:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Interest and dividend income	$27,914	$39,097	$45,900
Gains (losses) on marketable securities	(266)	(384)	(2,080)
	$27,648	$38,713	$43,820

Other, net includes the following:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
(Gains) losses on sales, disposals and involuntary conversions of long-lived assets	$(46,872)	$26,358	$13,923
Asset impairment	26,456	—	—
Transaction related costs	19,858	6,763	—
Other than temporary impairment on securities	15,182	26,080	8,293
Energy transition initiatives	1,062	1,260	6,502
Severance and reorganization costs	24,557	4,016	2,256
Warrant and derivative valuation	(8,359)	(16,894)	(54,948)
Litigation expenses and reserves	480	6,284	26,451
Foreign currency transaction losses	5,674	28,149	37,285
Loss (gain) on debt buyback	15,538	14,857	(25,274)
Other losses (gains)	12,226	9,943	(15,214)
	$65,802	$106,816	$(726)

The changes in accumulated other comprehensive income (loss), by component, include the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2024	$2	$(3,606)	$(7,228)	$(10,832)
Other comprehensive income (loss) before reclassifications	—	—	256	256
Amounts reclassified from accumulated other comprehensive income (loss)	—	162	—	162
Net other comprehensive income (loss)	—	162	256	418
As of December 31, 2024	$2	$(3,444)	$(6,972)	$(10,414)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2025	$2	$(3,444)	$(6,972)	$(10,414)
Other comprehensive income (loss) before reclassifications	—	—	(145)	(145)
Amounts reclassified from accumulated other comprehensive income (loss)	—	162	—	162
Net other comprehensive income (loss)	—	162	(145)	17
As of December 31, 2025	$2	$(3,282)	$(7,117)	$(10,397)
(1)	All amounts are net of tax.

The line items that were reclassified to net income include the following:

Line item in consolidated statement of income (loss)

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
General and administrative expenses	210	210	209
Total income (loss) before income tax	(210)	(210)	(209)
Tax expense (benefit)	(48)	(48)	(48)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(162)	$(162)	$(161)

Supplemental cash flow information includes the following:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Cash paid for income taxes (refunded), net	$73,738	$73,799	$49,486
Cash paid for interest, net of capitalized interest	$209,167	$198,561	$186,923
Net change in accounts payable related to capital expenditures	$(24,273)	$41,721	$10,363
Cash acquired in acquisition of business, net	$84,429	$—	$—

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

The following tables sets forth financial information with respect to our reportable operating segments:

	Year Ended
	December 31, 2025
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$976,644	$1,597,765	$513,283	$154,036	$3,241,728	$(57,035)	$3,184,693
Direct costs	(569,204)	(1,028,942)	(250,049)	(107,220)	(1,955,415)	41,039	(1,914,376)
Depreciation and amortization	(250,534)	(327,834)	(52,040)	(11,179)	(641,587)	(7,647)	(649,234)
Other segment expenses (2)	(25,534)	(76,866)	(43,912)	(27,363)	(173,675)	(183,975)	(357,650)
Total adjusted operating income (loss) (3)	$131,372	$164,123	$167,282	$8,274	$471,051

Capital expenditures	$139,180	$488,677	$62,490	$1,724	$692,071	$2,850	$694,921

	Year Ended
	December 31, 2024
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$1,028,122	$1,446,092	$314,071	$201,677	$2,989,962	$(59,836)	$2,930,126
Direct costs	(554,527)	(941,118)	(151,387)	(138,936)	(1,785,968)	43,557	(1,742,411)
Depreciation and amortization	(272,559)	(328,924)	(19,988)	(9,200)	(630,671)	(2,737)	(633,408)
Other segment expenses (2)	(24,755)	(68,192)	(30,309)	(33,298)	(156,554)	(149,826)	(306,380)
Total adjusted operating income (loss) (3)	$176,281	$107,858	$112,387	$20,243	$416,769

Capital expenditures	$110,822	$459,175	$17,787	$5,767	$593,551	$16,176	$609,727

	Year Ended
	December 31, 2023
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$1,207,629	$1,345,249	$301,757	$242,768	$3,097,403	$(91,422)	$3,005,981
Direct costs	(647,251)	(892,182)	(145,139)	(181,644)	(1,866,216)	75,836	(1,790,380)
Depreciation and amortization	(271,310)	(347,786)	(18,634)	(7,865)	(645,595)	301	(645,294)
Other segment expenses (2)	(26,715)	(64,413)	(27,027)	(33,730)	(151,885)	(148,559)	(300,444)
Total adjusted operating income (loss) (3)	$262,353	$40,868	$110,957	$19,529	$433,707

Capital expenditures	$136,311	$357,609	$25,721	$21,229	$540,870	$12,038	$552,908

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss):
Net income (loss)	$374,433	$(87,987)	$49,904
Income tax expense (benefit)	163,095	56,947	79,220
Income (loss) before income taxes	$537,528	$(31,040)	$129,124
Investment (income) loss	(27,648)	(38,713)	(43,820)
Interest expense	215,366	210,864	185,285
Gain on disposition of Quail Tools	(413,962)	—	—
Gain on bargain purchase	(113,653)	—	—
Other, net	65,802	106,816	(726)
Other reconciling items (1)	207,618	168,842	163,844
Total segment adjusted operating income (loss) (3)	$471,051	$416,769	$433,707

	December 31,
	2025	2024

	(In thousands)
Total assets:
U.S. Drilling	$967,478	$1,049,650
International Drilling	2,434,728	2,348,590
Drilling Solutions	213,184	79,065
Rig Technologies	153,838	215,225
Total reportable segments	3,769,228	3,692,530
Other reconciling items (4)	1,020,429	811,771
Total	$4,789,657	$4,504,301
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment and unallocated corporate expenses, assets and capital expenditures.

(2)	Other segment expenses represent general and administrative expenses and research and engineering expenses.

(3)	Management evaluates the performance of our operating segments using adjusted operating income (loss), which is a segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) is provided in the above table.

(4)	Represents corporate-related assets.

The following table sets forth financial information with respect to Nabors’ operations by geographic area based on the location of service provided:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Operating revenues
U.S.	$1,309,598	$1,283,785	$1,477,774
Outside the U.S.	1,875,095	1,646,341	1,528,207
	$3,184,693	$2,930,126	$3,005,981
Property, plant and equipment, net:
U.S.	$1,041,793	$1,165,677	$1,304,686
Outside the U.S.	1,878,226	1,665,280	1,594,042
	$2,920,019	$2,830,957	$2,898,728

During the years ended December 31, 2025, 2024 and 2023, $1.0 billion, $927.7 million and $821.1 million of our consolidated operating revenue was from Saudi Arabia. No other individual country outside of the U.S. was material to our consolidated operating revenue during any of the three periods presented.

One customer accounted for approximately 30%, 31% and 26% of our consolidated operating revenues during the years ended December 31, 2025, 2024 and 2023, respectively, and is included primarily in our International Drilling reportable segment.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Year Ended
	December 31, 2025
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$745,162	$—	$256,203	$73,723	$—	$1,075,088
U.S. Offshore	113,979	—	9,357	—	—	123,336
Alaska	117,503	—	7,967	4	—	125,474
Canada	—	46,696	2,142	6,287	—	55,125
Middle East & Asia	—	1,060,497	122,474	68,528	—	1,251,499
Latin America	—	372,967	88,185	4,110	—	465,262
Europe, Africa & CIS	—	117,605	26,955	1,384	—	145,944
Eliminations & other	—	—	—	—	(57,035)	(57,035)
Total	$976,644	$1,597,765	$513,283	$154,036	$(57,035)	$3,184,693

	Year Ended
	December 31, 2024
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$872,432	$—	$172,832	$83,313	$—	$1,128,577
U.S. Offshore	107,253	—	9,943	—	—	117,196
Alaska	48,437	—	2,447	—	—	50,884
Canada	—	—	1,847	6,331	—	8,178
Middle East & Asia	—	1,002,350	51,222	91,344	—	1,144,916
Latin America	—	360,092	74,225	14,310	—	448,627
Europe, Africa & CIS	—	83,650	1,555	6,379	—	91,584
Eliminations & other	—	—	—	—	(59,836)	(59,836)
Total	$1,028,122	$1,446,092	$314,071	$201,677	$(59,836)	$2,930,126

	Year Ended
	December 31, 2023
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$1,052,274	$—	$196,252	$121,958	$—	$1,370,484
U.S. Offshore	118,218	—	11,147	—	—	129,365
Alaska	37,137	—	1,733	—	—	38,870
Canada	—	—	1,522	7,270	—	8,792
Middle East & Asia	—	943,285	44,896	93,032	—	1,081,213
Latin America	—	341,470	44,422	11,162	—	397,054
Europe, Africa & CIS	—	60,494	1,785	9,346	—	71,625
Eliminations & other	—	—	—	—	(91,422)	(91,422)
Total	$1,207,629	$1,345,249	$301,757	$242,768	$(91,422)	$3,005,981

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In thousands)
As of December 31, 2024	$433,562	$17,510	$9,742	$24,002	$13,424
As of December 31, 2025	$446,310	$19,335	$12,053	$41,927	$28,646

Approximately 41% of the contract liability balance at the beginning of the period was recognized as revenue during 2025 and 17% is expected to be recognized in 2026. The remaining 42% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2027 or thereafter.

Additionally, 42% of the contract asset balance at the beginning of the period was recognized as expense during 2025 and 25% is expected to be recognized in 2026. The remaining 33% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2027 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

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

Our leases primarily consist of office space and equipment used globally within our operations. We determine whether a contract is or contains a lease at inception of the contract based on answers to a series of questions that address whether an identified asset exists and whether we have the right to obtain substantially all the benefit of the assets and to control its use over the full term of the agreement. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate using a credit notching approach to discount the lease payments based on information available at lease commencement. Certain of our lease agreements include options to extend and options to terminate the lease, which we do not include in our minimum lease terms unless management is reasonably certain to exercise. We do not separate lease and non-lease components of contracts. There are no material residual value guarantees nor any restrictions or covenants included in our lease agreements. Certain of our leases include provisions for variable payments. These variable payments are typically determined based on a measure of throughput or actual days or another measure of usage and are not included in the calculation of lease liabilities and right-of-use assets.

Lease Position

The table below presents the lease related assets and liabilities recorded on our condensed consolidated balance sheet:

		Year Ended December 31,
		2025	2024

	Classification on the Balance Sheet	(In thousands)
Assets
Operating lease assets	Other long-term assets	$40,086	$28,688
Total lease assets		$40,086	$28,688

Liabilities
Current liabilities:
Operating lease liabilities	Current lease liabilities	$9,740	$6,768
Noncurrent liabilities:
Operating lease liabilities	Other long-term liabilities	$30,473	$22,145
Total lease liabilities		$40,213	$28,913

Lease Costs

The table below presents certain information related to the lease costs for our operating leases:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Operating lease cost	12,711	7,941	9,688
Short-term lease cost	3,864	763	150
Variable lease cost	168	25	39
Total lease cost	$16,743	$8,729	$9,877

Other Information

The table below presents supplemental cash flow information related to leases:

	Year Ended December 31,
	2025	2024	2023

	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12,711	$7,941	$9,688

Lease Terms and Discount Rates

The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases:

	Year Ended December 31,
	2025	2024

Weighted-average remaining lease term - operating leases	5.55	5.57
Weighted-average discount rate - operating leases	7.49%	7.25%

Undiscounted Cash Flows

The table below reconciles the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet:

December 31, 2025
(In thousands)
2026	$12,565
2027	10,394
2028	7,361
2029	6,047
2030	3,670
Thereafter	9,011
Total undiscounted lease liability	49,048
Less: amount of lease payments representing interest	(8,835)
Long-term lease obligations	$40,213

Note 20 Special Purpose Acquisition Company

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

The SPAC’s funds held in a Trust Account were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invests only in direct U.S. government treasury obligations. The company accounted for the non-controlling interest in the SPAC as subject to possible redemption in accordance with FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” The SPAC’s common stock features certain redemption rights, which are considered to be outside the company’s control and subject to occurrence of uncertain future events.

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

In November 2025, NETC II held an extraordinary general meeting. In connection with the meeting, $101.1 million of the holdings held in the Trust Account were redeemed. Also, NETC II announced that it would redeem the remaining holdings held in the Trust Account as an initial business combination would not be consummated within the time period required. On November 25, 2025, Form 25 was filed with the SEC to delist NETC II’s securities and the remaining holdings in the Trust Account were distributed on December 3, 2025.

The SPAC is a consolidated VIE included in the accompanying consolidated financial statements under Restricted cash held in trust and Redeemable noncontrolling interest in subsidiary. As of December 31, 2025 and December 31, 2024, the Trust Account balance and non-controlling interest subject to possible redemption was $0 and $331.8 million, respectively. NETC II’s non-controlling interest subject to possible redemption is presented at full redemption value as mezzanine equity, outside of the stockholders’ equity section in the accompanying consolidated financial statements.

The following table summarizes NETC II’s effects on changes in non-controlling interest subject to possible redemption.

	2025	2024

	(In thousands)
Balance, beginning of year	$331,781	$315,488
Redemptions	(342,371)	—
Net earnings	9,590	16,293
Nabors deemed dividends to SPAC public shareholders	1,000	—
Balance as of December 31	$—	$331,781

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

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The foregoing assessment excludes certain entities of Parker from our assessment of internal control over financial reporting as of December 31, 2025. The Company acquired Parker in a business combination on March 11, 2025. In August 2025, the Company sold Quail Tools LLC which was part of the company’s acquisition of Parker. After the acquisition, certain of the remaining entities of Parker were integrated into the Company’s existing systems and internal control over financial reporting. The entities that were not integrated have been excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. The exclusion represents controls covering approximately 2% of consolidated assets and approximately 10% of consolidated revenues (which includes the approximately 5 months of revenue related to Quail Tools LLC prior to disposition, as it was not integrated prior to its’ sale). This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business acquisition may be omitted from management’s report on internal control over financial reporting on the first year of consolidation.

PricewaterhouseCoopers LLP has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which is included in Part II, Item 8 of this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)	None.

(b)	None.

(c) During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be contained in the definitive Proxy Statement to be distributed in connection with our 2026 annual general meeting of shareholders under the captions “Director Nominees,” “Election of Directors”, “Other Executive Officers”, “Meetings of the Board and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this document by reference.

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

On June 17, 2025, we filed with the New York Stock Exchange the Annual CEO Certification regarding our compliance with the New York Stock Exchange’s Corporate Governance listing standards as required by Section 303A-12(a) of the New York Stock Exchange’s Listed Company Manual.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item will be contained in various sections of our definitive Proxy Statement to be distributed in connection with our 2026 annual general meeting of shareholders, including under the captions “Compensation Discussion and Analysis,” “2025 Summary Compensation Table,” “2025 Grants of Plan-Based Awards,” “2025 Outstanding Equity Awards at Fiscal Year End,” “2025 Option Exercises and Shares Vested,” “2025 Non-Qualified Deferred Compensation,” “Required Pay-Ratio Disclosure,” “Pay v. Performance,” “2025 Potential Payouts upon Termination or Change in Control,” “Non-Employee Director Compensation,” “Risk Assessment,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” and except as specified in the following sentence, is incorporated into this document by reference. Information in our definitive Proxy Statement not deemed to be “soliciting material” or “filed” with the SEC under its rules, including the Compensation Committee Report, is not deemed to be incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2026 annual general meeting of shareholders, including under the captions “Share Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated into this document by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2026 annual general meeting of shareholders, including under the captions “Certain Relationships and Related Transactions” and “Overview of Key Governance Topics – Director Independence,” is incorporated into this document by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item will be contained in our definitive Proxy Statement to be distributed in connection with our 2026 annual general meeting of shareholders, including under the caption “Independent Auditor Fees” and is incorporated into this document by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements

(2)	Financial Statement Schedule

Page No.
Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2025, 2024 and 2023	98

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

ITEM 16. FORM 10-K SUMMARY

None.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2025, 2024 and 2023

		Charged to
	Balance at	Costs and	Charged to		Balance at
	Beginning	Other	Other		End of
	of Period	Deductions	Accounts	Deductions	Period

	(In thousands)
2025
Allowance for doubtful accounts	$57,225	27	—	(2,059)	$55,193
Inventory reserve	$24,308	8,400	560	(2,685)	$30,583
Valuation allowance on deferred tax assets	$3,825,551	—	119,083	—	$3,944,634
2024
Allowance for doubtful accounts	$52,864	4,688	(326)	(1)	$57,225
Inventory reserve	$23,902	364	—	42	$24,308
Valuation allowance on deferred tax assets	$3,962,200	—	(136,649)	—	$3,825,551
2023
Allowance for doubtful accounts	$52,895	(56)	56	(31)	$52,864
Inventory reserve	$23,038	864	—	—	$23,902
Valuation allowance on deferred tax assets	$3,839,885	—	122,315	—	$3,962,200

Exhibit Index

Exhibit No.	Description
2.1

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

4.5

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

Exhibit No.	Description
4.6

Indenture, dated as of July 22, 2024 by and among Nabors Industries, Inc., as Issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee with respect to Nabors Industries, Inc.’s 8.875% Senior Guaranteed Notes due 2031 (incorporated by reference to Exhibit 4.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on July 22, 2024).

4.7

Indenture, dated as of November 10, 2025 by and among Nabors Industries, Inc., as Issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee with respect to Nabors Industries, Inc.’s 7.625% Senior Priority Guaranteed Notes due 2032 (incorporated by reference to Exhibit 4.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on November 10, 2025).

10.1

Shareholders’ Agreement, dated October 31, 2016, between Saudi Aramco Development Company and Nabors International Netherlands B.V. (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 28, 2017).

10.2

Amended & Restated Credit Agreement, dated June 17, 2024 among Nabors Industries, Inc., as Borrower, Nabors Industries Ltd., as Holdings, the other Guarantors from time to time party thereto, the Issuing Banks and other Lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10. 1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on June 17, 2024).†

10.3

First Amendment to Amended & Restated Credit Agreement, dated September 4, 2025, among Nabors Industries, Inc., as Borrower, Nabors Industries Ltd., as Holdings, the other Guarantors from time to time party thereto, the Issuing Banks and other Lenders party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10. 1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on September 4, 2025).

10.4

Receivables Purchase Agreement dated as of September 13, 2019, by and among Nabors A.R.F., LLC, certain operating subsidiaries of Nabors Industries Ltd., and Nabors Industries, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on September 18, 2019).

10.4(a)

Receivables Sale Agreement dated as of September 13, 2019, by and among Nabors A.R.F., LLC, Nabors Industries, Inc., the purchasers party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on September 18, 2019).

10.4(b)

First Amendment and Joinder to Receivables Sale Agreement dated as of August 29, 2025, by and among Nabors A.R.F., LLC, Nabors Industries, Inc., the purchasers party thereto, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on September 2, 2025).

10.4(c)

First Amendment to the Receivables Purchase Agreement, dated as of July 13, 2021, by and among Nabors A.R.F., LLC, Nabors Industries, Inc., Arab Banking Corporation B.S.C. New York Branch, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on July 16, 2021).

10.4(d)

Third Amendment to the Receivables Purchase Agreement, dated as of June 27, 2022, by and among Nabors A.R.F., LLC, Nabors Industries, Inc., Arab Banking Corporation B.S.C. New York Branch, Nomura Corporate Funding Americas, LLC, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on June 27, 2022).

10.4(e)

Fifth Amendment to the Receivables Purchase Agreement, dated as of August 29, 2025, by and among Nabors A.R.F., LLC, Nabors Industries, Inc., Arab Banking Corporation B.S.C. New York Branch, Nomura Corporate Funding Americas, LLC, and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on September 2, 2025).

Exhibit No.	Description
10.4(f)

Amended & Restated Indemnification Guarantee, dated as of August 29, 2025, between Nabors Industries Ltd. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.3 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on September 2, 2025).

10.5(+)

Executive Employment Agreement by and among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello, effective as of January 1, 2013 (incorporated by reference to Exhibit 99.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on March 11, 2013).

10.5(a)(+)

First Amendment to Executive Employment Agreement, dated December 19, 2014, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on December 19, 2014).

10.5(b)(+)

Second Amendment to Executive Employment Agreement, dated as of June 5, 2015, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on June 8, 2015).

10.5(c)(+)

Third Amendment to Executive Employment Agreement, dated as of December 31, 2015, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on January 5, 2016).

10.5(d)(+)

Fourth Amendment to Executive Employment Agreement, dated June 10, 2016, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on June 13, 2016).

10.5(e)(+)

Fifth Amendment to Executive Employment Agreement, dated October 15, 2018, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on November 7, 2018).

10.5(f)(+)

Sixth Amendment to Executive Employment Agreement, dated December 31, 2018, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 4, 2019).

10.5(g)(+)

Seventh Amendment to Executive Employment Agreement, dated January 2, 2020, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

10.5(h)(+)

Eighth Amendment to Executive Employment Agreement, dated April 6, 2020, among Nabors Industries Ltd., Nabors Industries, Inc. and Anthony G. Petrello (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 00132657) filed with the SEC on April 9, 2020).

10.6(+)

Amended and Restated Executive Employment Agreement, dated January 2, 2020, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

10.6(a)(+)

First Amendment to Amended and Restated Employment Agreement, dated April 6, 2020, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 00132657) filed with the SEC on April 9, 2020).

10.6(b)(+)

Second Amendment to Amended and Restated Executive Employment Agreement, dated January 1, 2022, among Nabors Industries Ltd., Nabors Industries, Inc. and William Restrepo (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 6, 2022).

10.7(+)

Offer Letter, effective October 1, 2025, among Nabors Industries Ltd., Nabors Industries, Inc. and Miguel Rodriguez (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on October 1, 2025).

10.8(+)	Cliff Vesting Award Agreement, effective January 1, 2026, among Nabors Industries Ltd., Nabors Industries, Inc. and Miguel Rodriguez.*

Exhibit No.	Description
10.9(+)

Executive Severance Agreement, effective October 1, 2025, among Nabors Industries Ltd., Nabors Industries, Inc. and Miguel Rodriguez (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on October 1, 2025).

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

10.13(+)	Nabors Industries Ltd. Amended and Restated 2003 Employee Stock Plan (incorporated by reference to Exhibit A of our Proxy Statement (File No. 001-32657) filed with the SEC on May 4, 2006).
10.13(a)(+)	Form of Stock Option Agreement—Petrello/Isenberg (incorporated by reference to Exhibit 10.03 to our Current Report on Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).
10.13(b)(+)	Form of Stock Option Agreement—Others (incorporated by reference to Exhibit 10.04 to our Current Report on Form 8-K (File No. 000-49887) filed with the SEC on March 2, 2005).
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
10.14(i)(+)

Form of Restricted Stock Agreement – Others, pursuant to the Amended and Restated Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on July 28, 2023).

10.14(j)(+)

Form of Restricted Stock Agreement – Others, pursuant to the Amended and Restated Nabors Industries Ltd. 2016 Stock Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 001-32657 ) filed with the SEC on July 28, 2023).

10.14(k)(+)

Form of Stock Option Agreement – Others, pursuant to the 2016 Stock Plan (incorporated by reference to Exhibit 10.1(b) to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on April 28, 2017).

10.14(l)(+)

Form of Nabors Industries Ltd. TSR Grant Agreement – Executive, pursuant to the 2016 Stock Plan and the 2013 Stock Plan (incorporated by reference to Exhibit 10.15(n) to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 28, 2019).

10.14(m)(+)

Form of Nabors Corporate Services, Inc. TSR Grant Agreement – Executive, pursuant to the 2016 Stock Plan and the 2013 Stock Plan (incorporated by reference to Exhibit 10.15(o) to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 28, 2019).

10.14(n)(+)

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

10.14(q)(+)

Form of CFO Performance Based Stock Restricted Unit Agreement (2020) (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K (File No. 001-32657) filed with the SEC on January 8, 2020).

10.14(r)(+)

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

10.14(t)(+)

Form of CEO Performance Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on July 28, 2023).

10.14(u)(+)	Form of CFO Performance Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on July 28, 2023).
10.14(v)(+)

Form of CEO Long-Term Performance-Based Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on July 28, 2023).

10.14(w)(+)	Form of CFO Performance Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q (File No. 001-32657) filed with the SEC on July 28, 2023).
10.14(x)(+)	Form of CEO TSR Stock Grant Agreement (2022) (incorporated by reference to Exhibit 10.14(r) to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 18, 2022).
10.14(y)(+)	Form of CFO TSR Stock Grant Agreement (2022) (incorporated by reference to Exhibit 10.14(s) to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 18, 2022).

Exhibit No.	Description
10.14(z)(+)	Form of CEO Performance-Based Restricted Stock Unit Agreement (2026), pursuant to the Amended and Restated 2016 Stock Plan.*†
10.14(aa)(+)	Form of CFO Performance-Based Restricted Stock Unit Agreement (2026), pursuant to the Amended and Restated 2016 Stock Plan.* †
10.14(bb)(+)	Form of Nabors Industries Ltd. TSR Stock Grant Agreement – Anthony G. Petrello (2026).* †
10.14(cc)(+)	Form of Nabors Industries Ltd. TSR Stock Grant Agreement – Miguel Rodriguez (2026).* †
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

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 13, 2025).
21	Significant Subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Miguel Rodriguez, Chief Financial Officer.*
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Chairman, President and Chief Executive Officer and Miguel Rodriguez, Chief Financial Officer.*

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K (File No. 001-32657) filed with the SEC on February 12, 2024).
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MIGUEL RODRIGUEZ
Miguel Rodriguez
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Date:	February 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY G. PETRELLO	Chairman, President and Chief Executive Officer	February 13, 2026
Anthony G. Petrello

/s/ MIGUEL RODRIGUEZ
Miguel Rodriguez	Chief Financial Officer	February 13, 2026

/s/ TANYA S. BEDER
Tanya S. Beder	Director	February 13, 2026

/s/ ANTHONY R. CHASE
Anthony R. Chase	Director	February 13, 2026

/s/ JAMES R. CRANE
James R. Crane	Director	February 13, 2026

/s/ MICHAEL C. LINN
Michael C. Linn	Director	February 13, 2026

/s/ JOHN P. KOTTS
John P. Kotts	Director	February 13, 2026

/s/ JOHN YEARWOOD
John Yearwood	Director	February 13, 2026

/s/DAVID J. TUDOR
David J. Tudor	Director	February 13, 2026