Form 10-Q
period 2026-03-31
NABORS INDUSTRIES LTD
filed 2026-05-01
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The number of common shares, par value $.05 per share, outstanding as of April 27, 2026 was 14,795,909, excluding 1,161,283 common shares held by our subsidiaries, or 15,957,192 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$500,807	$940,707
Short-term investments	46	31
Accounts receivable, net of allowance of $58,492 and $55,193, respectively	417,717	391,705
Inventory, net	90,158	94,789
Other current assets	143,873	124,341
Total current assets	1,152,601	1,551,573
Property, plant and equipment, net	2,914,886	2,920,019
Deferred income taxes	184,639	189,224
Other long-term assets	133,510	128,841
Total assets (1)	$4,385,636	$4,789,657
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt, net	$—	$377,492
Trade accounts payable	322,837	300,467
Accrued liabilities	223,355	279,007
Income taxes payable	29,553	26,295
Current lease liabilities	9,470	9,740
Total current liabilities	585,215	993,001
Long-term debt, net	2,118,729	2,117,187
Other long-term liabilities	234,891	234,700
Deferred income taxes	5,272	7,126
Total liabilities (1)	2,944,107	3,352,014
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest in subsidiary	489,129	482,446

Shareholders’ equity:
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 15,959 and 15,703, respectively	798	785
Capital in excess of par value	3,753,357	3,752,604
Accumulated other comprehensive income (loss)	(11,093)	(10,397)
Retained earnings (accumulated deficit)	(1,858,369)	(1,836,514)
Less: treasury shares, at cost, 1,161 and 1,161 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	568,942	590,727
Noncontrolling interest	383,458	364,470
Total equity	952,400	955,197
Total liabilities and equity	$4,385,636	$4,789,657
(1)	The condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 include assets and liabilities of variable interest entities. See Note 4—Joint Ventures for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$783,548	$736,186
Investment income (loss)	2,887	6,596
Total revenues and other income	786,435	742,782

Costs and other deductions:
Direct costs	493,469	447,300
General and administrative expenses	71,760	68,506
Research and engineering	13,506	14,035
Depreciation and amortization	156,186	154,638
Interest expense	43,761	54,326
Gain on bargain purchase	—	(112,999)
Other, net	(13,393)	44,790
Total costs and other deductions	765,289	670,596
Income (loss) before income taxes	21,146	72,186
Income tax expense (benefit):
Current	11,827	9,684
Deferred	5,057	5,323
Total income tax expense (benefit)	16,884	15,007
Net income (loss)	4,262	57,179
Less: Net (income) loss attributable to noncontrolling interest	(19,428)	(24,191)
Net income (loss) attributable to Nabors	$(15,166)	$32,988

Earnings (losses) per share:
Basic	$(1.54)	$2.35
Diluted	$(1.54)	$2.18

Weighted-average number of common shares outstanding:
Basic	14,213	10,460
Diluted	14,213	11,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Net income (loss) attributable to Nabors	$(15,166)	$32,988
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(723)	(157)
Pension liability amortization and adjustment	35	53
Other comprehensive income (loss), before tax	(688)	(104)
Income tax expense (benefit) related to items of other comprehensive income (loss)	8	12
Other comprehensive income (loss), net of tax	(696)	(116)
Comprehensive income (loss) attributable to Nabors	(15,862)	32,872
Comprehensive income (loss) attributable to noncontrolling interest	19,428	24,191
Comprehensive income (loss)	$3,566	$57,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$4,262	$57,179
Adjustments to net income (loss):
Depreciation and amortization	156,186	154,638
Deferred income tax expense (benefit)	5,057	5,323
Impairments and other charges	—	26,456
Amortization of debt discount and deferred financing costs	1,770	2,136
Bargain purchase gain	—	(112,999)
Losses (gains) on debt buyback	1,657	—
Losses (gains) on sale of long-lived assets, net	(380)	(4,125)
Share-based compensation	4,362	4,133
Foreign currency transaction losses (gains), net	1,244	69
Mark-to-market (gain) loss on warrants	288	(4,212)
Other	10	1,127
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(22,240)	(29,711)
Inventory	4,610	10,696
Other current assets	(20,190)	(6,432)
Other long-term assets	(829)	373
Trade accounts payable and accrued liabilities	(24,505)	(8,575)
Income taxes payable	3,210	(4,080)
Other long-term liabilities	(1,173)	(4,261)
Net cash provided by (used for) operating activities	113,339	87,735
Cash flows from investing activities:
Purchase of investments	(6,516)	(183)
Cash acquired in stock-based business combination, net of cash paid	—	84,429
Capital expenditures	(164,954)	(164,952)
Proceeds from sales of assets and insurance claims	3,396	5,791
Other	(1,429)	(5)
Net cash (used for) provided by investing activities	(169,503)	(74,920)
Cash flows from financing activities:
Reduction in debt	(379,146)	(177,807)
Proceeds from revolving credit facilities	—	263,000
Reduction in revolving credit facilities	—	(85,000)
Payments for employee taxes on net settlement of equity awards	(3,598)	(2,151)
Other	(455)	—
Net cash (used for) provided by financing activities	(383,199)	(1,958)
Effect of exchange rate changes on cash and cash equivalents	(1,054)	(420)
Net increase (decrease) in cash and cash equivalents and restricted cash	(440,417)	10,437
Cash and cash equivalents and restricted cash, beginning of period	942,844	722,960
Cash and cash equivalents and restricted cash, end of period	$502,427	$733,397

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	940,707	389,652
Restricted cash, beginning of period	2,137	333,308
Cash and cash equivalents and restricted cash, beginning of period	$942,844	$722,960

Cash and cash equivalents, end of period	500,807	396,470
Restricted cash, end of period	1,620	336,927
Cash and cash equivalents and restricted cash, end of period	$502,427	$733,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated	Retained
	Common Shares		in Excess	Other	Earnings		Non-
		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of December 31, 2024	10,661	$533	$3,552,756	$(10,414)	$(2,092,128)	$(1,315,751)	$286,251	$421,247
Net income (loss)	—	—	—	—	32,988	—	24,191	57,179
Share issuance related to Parker acquisition	4,800	239	179,741	—	—	—	—	179,980
Other comprehensive income (loss), net of tax	—	—	—	(116)	—	—	—	(116)
Share-based compensation	279	14	4,133	—	—	—	—	4,147
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(3,368)	(3,368)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(7,184)	—	—	(7,184)
Other	(45)	(1)	(2,150)	—	—	—	—	(2,151)
As of March 31, 2025	15,695	$785	$3,734,480	$(10,530)	$(2,066,324)	$(1,315,751)	$307,074	$649,734

As of December 31, 2025	15,703	$785	$3,752,604	$(10,397)	$(1,836,514)	$(1,315,751)	$364,470	$955,197
Net income (loss)	—	—	—	—	(15,166)	—	19,428	4,262
Other comprehensive income (loss), net of tax	—	—	—	(696)	—	—	—	(696)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(440)	(440)
Share-based compensation	314	16	4,362	—	—	—	—	4,378
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(6,683)	—	—	(6,683)
Other	(58)	(3)	(3,609)	—	(6)	—	—	(3,618)
As of March 31, 2026	15,959	$798	$3,753,357	$(11,093)	$(1,858,369)	$(1,315,751)	$383,458	$952,400

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

With operations in over 20 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment which, as of March 31, 2026 included:

●	239 actively marketed rigs for land-based drilling operations in the United States and various countries throughout the world; and

●	27 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) applicable to interim reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “Commission”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly our financial position as of March 31, 2026 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the three months ended March 31, 2026 may not be indicative of results that will be realized for the full year ending December 31, 2026. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

On March 11, 2025, we completed our acquisition (the “Parker acquisition”) of Parker Drilling Company (“Parker”) resulting in Parker becoming a wholly owned subsidiary of Nabors. Parker provides drilling services across global energy markets. The unaudited condensed consolidated financial statements include the results of Parker since March 12, 2025. See Note 3—Parker Acquisition for additional details on the acquisition and merger.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	March 31,	December 31,
	2026	2025

	(In thousands)
Raw materials	$82,045	$87,787
Work-in-progress	7,628	6,532
Finished goods	485	470
	$90,158	$94,789

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

The aggregate purchase price noted above was allocated to the major categories of assets acquired and liabilities assumed based on preliminary estimated fair values as of the date of the business combination. We applied significant judgement in estimating the fair value of assets acquired and liabilities assumed. The carrying amounts of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued liabilities approximate their fair values due to their nature or the short-term maturity of instruments. The fair value of property and equipment was determined using the cost approach, which includes assumptions related to replacement cost, physical deterioration, economic obsolescence, and floor value. Assessing the overall business enterprise value, which was compared to market multiples for market participants, involved the use of assumptions with respect to future rig counts, operation and capital cost estimates and a weighted average cost of capital reflecting the cost of capital for market participants.

We recorded the preliminary allocation of the purchase price consideration during the three months ended March 31, 2025. During the three months ended June 30, 2025, the Company recorded a measurement period adjustment which resulted in a decrease in property, plant and equipment, an increase in net lease assets and an increase in bargain purchase gain of $3.5 million. During the three months ended December 31, 2025, the Company recorded an adjustment related to income taxes which resulted in a decrease in bargain purchase gain of $2.8 million. The adjustments primarily related to additional information obtained about facts and circumstances that existed as of the acquisition date.

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

The following table summarizes our selected financial information on a pro forma basis:

Three Months Ended
March 31,
2025
(In thousands)
Operating revenues (1)	$839,305
Net income (loss)	(28,662)
(1)	Includes operating revenue of $58.0 million from Quail Tools, LLC which was part of the Company’s acquisition of Parker and sold to Superior Energy Services, Inc. on August 20, 2025.

Note 4 Joint Ventures

During 2016, we entered into an agreement with Saudi Aramco to form a joint venture known as SANAD to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. SANAD is equally owned by Saudi Aramco and Nabors.

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, with each of the party’s contributions having a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests that accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying condensed consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. As of March 31, 2026 and December 31, 2025, the amount included in redeemable noncontrolling interest was $489.1 million and $482.4 million, respectively. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet. The assets and liabilities included in the condensed balance sheet below are (a) assets that can either be used to settle obligations of the VIE or be made available in the future to the equity owners through dividends, distributions or in exchange of the redeemable ownership interests (upon mutual agreement of the owners) or (b) liabilities for which creditors do not have recourse to other assets of Nabors.

The condensed balance sheet of SANAD, as included in our condensed consolidated balance sheet, is presented below.

	March 31,	December 31,
	2026	2025

	(In thousands)
Assets:
Cash and cash equivalents	$136,224	$179,907
Accounts receivable	122,018	101,382
Other current assets	27,055	8,107
Property, plant and equipment, net	1,126,353	1,068,919
Other long-term assets	14,783	18,497
Total assets	$1,426,433	$1,376,812
Liabilities:
Accounts payable	$101,370	$102,543
Accrued liabilities	24,762	30,694
Other liabilities	65,813	62,306
Total liabilities	$191,945	$195,543

Note 5 Accounts Receivable Purchase and Sales Agreements

The Company entered into an accounts receivable sales agreement (the “A/R Sales Agreement”) and an accounts receivable purchase agreement (the “A/R Purchase Agreement,” and, together with the A/R Sales Agreement, the “A/R

Agreements”). As part of the A/R Agreements, the Company continuously sells designated eligible pools of receivables as they are originated by it and certain of its U.S. subsidiaries to a separate, bankruptcy-remote, special purpose entity (“SPE”) pursuant to the A/R Sales Agreement. Pursuant to the A/R Purchase Agreement, the SPE in turn sells, transfers, conveys and assigns to unaffiliated third-party financial institutions (the “Purchasers”) all the rights, title and interest in and to its pool of eligible receivables (the “Eligible Receivables”). The sale of the Eligible Receivables qualifies for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing. During the period of this program, cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. The remaining receivables held by the SPE were pledged to secure the collectability of the sold Eligible Receivables. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection. The amount of receivables pledged as collateral as of March 31, 2026 and December 31, 2025 is approximately $52.1 million and $46.3 million, respectively.

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

The amount available for sale to the Purchasers under the A/R Purchase Agreement fluctuates over time based on the total amount of Eligible Receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of March 31, 2026 and December 31, 2025, approximately $147.0 million and $137.0 million had been sold to and as yet uncollected by the Purchasers, respectively.

Note 6 Debt

Debt consisted of the following:

	March 31,	December 31,
	2026	2025

	(In thousands)
7.50% senior guaranteed notes due January 2028	$—	$379,146
1.75% senior exchangeable notes due June 2029	250,000	250,000
9.125% senior priority guaranteed notes due January 2030	650,000	650,000
8.875% senior guaranteed notes due August 2031	550,000	550,000
7.625% senior priority guaranteed notes due November 2032	700,000	700,000
	$2,150,000	$2,529,146
Less: current portion	—	377,492
Less: deferred financing costs	31,271	34,467
Long-term debt	$2,118,729	$2,117,187

During the three months ended March 31, 2026, we redeemed the $379.1 million remaining balance of the 7.50% senior guaranteed notes due January 2028 for approximately $393.4 million in cash, including principal and $14.2 million in accrued and unpaid interest. In connection with the redemption, we recognized a $1.7 million loss for the three months ended March 31, 2026 which is included in Other, net in our condensed consolidated statement of income (loss).

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

On April 7, 2026, Nabors Delaware entered into an incremental joinder (the “Joinder”) to the 2024 Credit Agreement. The Joinder increased the letter of credit tranche of the 2024 Credit Agreement in an aggregate amount equal to $25.0 million. After giving effect to the increase, Nabors Delaware can issue reimbursement obligations under letters of credit in an aggregate principal amount at any time outstanding not in excess of $150.0 million, with such letters of credit not counting against Nabors Delaware’s ability to access revolving loans under the 2024 Credit Agreement.

The Company is required to maintain an interest coverage ratio (EBITDA/interest expense) of 2.75:1.00, and a minimum guarantor value, requiring the guarantors (other than the Company) and their subsidiaries to own at least 90% of the consolidated property, plant and equipment of the Company. The facility matures on the earlier of (a) June 17, 2029 and (b) to the extent 50% or more of the principal amount of the 1.75% Senior Exchangeable Notes due June 2029 remains outstanding on the date that is 90 days prior to the applicable maturity date for such indebtedness, then such 90th day.

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

As of March 31, 2026, we had no borrowings and $67.5 million of letters of credit outstanding under our 2024 Credit Agreement. In order to make any future borrowings under the 2024 Credit Agreement, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

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

Common share warrants

On May 27, 2021, the Board declared a distribution of warrants to purchase its common shares (the “Warrants”) to holders of the Company’s common shares. Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3.2 million Warrants on June 11, 2021 to shareholders of record as of June 4, 2021. As of March 31, 2026, 2.5 million Warrants remain outstanding and 1.1 million common shares have been issued as a result of exercises of Warrants.

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

The Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the Warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. On March 31, 2026 and December 31, 2025, the fair value of the Warrants was approximately $1.0 million and $0.7 million, respectively. During the three months ended March 31, 2026 and 2025, approximately $0.3 million of loss and $4.2 million of gain has been recognized for the change in the liability and included in Other, net in our consolidated statements of income (loss), respectively.

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

Recurring Fair Value Measurements

Our financial assets that are accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 consisted of short-term investments. During the three months ended March 31, 2026, there were no transfers of our financial assets between Level 1 and Level 2 measures. Our financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our short-term investments were primarily held at fair market value and totaled $46 thousand and $31 thousand, respectively and primarily consisted of Level 2 measurements. No material Level 3 measurements existed for our financial assets for any of the periods presented.

Our financial liabilities that are accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 consisted of the Warrants, which are included in other short-term liabilities in the accompanying consolidated financial statements. As of March 31, 2026 and December 31, 2025, the Warrants were carried at fair market value using their trading price and totaled $1.0 million and $0.7 million, respectively.

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

	March 31, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
7.50% senior guaranteed notes due January 2028	$—	$—	$379,146	$379,491
1.75% senior exchangeable notes due June 2029	250,000	229,413	250,000	202,868
9.125% senior priority guaranteed notes due January 2030	650,000	682,214	650,000	683,293
8.875% senior guaranteed notes due August 2031	550,000	573,496	550,000	533,638
7.625% senior priority guaranteed notes due November 2032	700,000	716,338	700,000	687,890
	$2,150,000	$2,201,461	$2,529,146	$2,487,180
Less: current portion	—		377,492
Less: deferred financing costs	31,271		34,467
	$2,118,729		$2,117,187

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2026	2027	2028	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$44,513	30	3,197	2,781	$50,521

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended
	March 31,
	2026	2025

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss), net of tax	$4,262	$57,179
Less: net (income) loss attributable to noncontrolling interest	(19,428)	(24,191)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(6,683)	(7,184)
Less: distributed and undistributed earnings allocated to unvested shareholders	—	(1,177)
Numerator for basic earnings per share:
Adjusted income (loss), net of tax - basic	$(21,849)	$24,627

Weighted-average number of shares outstanding - basic	14,213	10,460
Earnings (losses) per share:
Total Basic	$(1.54)	$2.35
DILUTED EPS:
Adjusted income (loss), net of tax - basic	$(21,849)	$24,627
Add: after tax interest expense of convertible notes	—	848
Add: effect of reallocating undistributed earnings of unvested shareholders	—	4
Adjusted income (loss), net of tax - diluted	$(21,849)	$25,479

Weighted-average number of shares outstanding - basic	14,213	10,460
Add: if converted dilutive effect of convertible notes	—	1,176
Add: dilutive effect of potential common shares	—	35
Weighted-average number of shares outstanding - diluted	14,213	11,671
Earnings (losses) per share:
Total Diluted	$(1.54)	$2.18

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

The average number of shares from options and shares related to outstanding Warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future were as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Potentially dilutive securities excluded as anti-dilutive	3,369	3,463

Additionally, for the three months ended March 31, 2026, we excluded 1.2 million common shares from the computation of diluted shares related to the conversion of the 1.75% senior exchangeable notes due June 2029, because their effect would be anti-dilutive under the if-converted method.

Note 11 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	March 31,	December 31,
	2026	2025

	(In thousands)
Accrued compensation	$71,129	$75,130
Deferred revenue	51,009	53,531
Other taxes payable	27,148	42,199
Workers’ compensation liabilities	8,146	8,146
Interest payable	37,154	62,898
Litigation reserves	2,392	10,088
Accrued professional fees	2,364	2,296
Other accrued liabilities	24,013	24,719
	$223,355	$279,007

Investment income (loss) includes the following:

	Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Interest and dividend income	$2,861	$6,607
Gains (losses) on marketable securities	26	(11)
	$2,887	$6,596

Other, net included the following:

	Three Months Ended
	March 31,
	2026	2025

	(In thousands)
(Gains) losses on sales, disposals and involuntary conversions of long-lived assets	$(379)	$(4,125)
Asset impairment	—	26,456
Transaction related costs	—	17,180
Severance and reorganization costs	574	5,048
Warrant and derivative valuation	288	(4,212)
Litigation expenses, reserves and settlements	(16,440)	616
Foreign currency transaction losses	1,250	69
Loss (gain) on debt buyback	1,657	—
Other losses (gains)	(343)	3,758
	$(13,393)	$44,790

The changes in accumulated other comprehensive income (loss), by component, included the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2025	$2	$(3,444)	$(6,972)	$(10,414)
Other comprehensive income (loss) before reclassifications	—	—	(157)	(157)
Amounts reclassified from accumulated other comprehensive income (loss)	—	41	—	41
Net other comprehensive income (loss)	—	41	(157)	(116)
As of March 31, 2025	$2	$(3,403)	$(7,129)	$(10,530)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2026	$2	$(3,282)	$(7,117)	$(10,397)
Other comprehensive income (loss) before reclassifications	—	—	(723)	(723)
Amounts reclassified from accumulated other comprehensive income (loss)	—	27	—	27
Net other comprehensive income (loss)	—	27	(723)	(696)
As of March 31, 2026	$2	$(3,255)	$(7,840)	$(11,093)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended
	March 31,
	2026	2025

	(In thousands)
General and administrative expenses	$35	$53
Total income (loss) before income tax	(35)	(53)
Tax expense (benefit)	(8)	(12)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$(27)	$(41)

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

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended
	March 31, 2026
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$241,144	$419,496	$106,222	$27,222	$794,084	$(10,536)	$783,548
Direct costs	(146,074)	(278,857)	(56,890)	(19,796)	(501,617)	8,148	(493,469)
Depreciation and amortization	(63,441)	(80,524)	(6,790)	(2,393)	(153,148)	(3,038)	(156,186)
Other segment expenses (2)	(7,005)	(19,358)	(10,670)	(6,921)	(43,954)	(41,312)	(85,266)
Total adjusted operating income (loss) (3)	$24,624	$40,757	$31,872	$(1,888)	$95,365

Capital expenditures	$37,995	$117,556	$2,144	$432	$158,127	$1,185	$159,312

	Three Months Ended
	March 31, 2025
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$230,746	$381,718	$93,179	$44,165	$749,808	$(13,622)	$736,186
Direct costs	(131,928)	(248,440)	(44,223)	(31,235)	(455,826)	8,526	(447,300)
Depreciation and amortization	(61,112)	(82,528)	(7,940)	(1,228)	(152,808)	(1,830)	(154,638)
Other segment expenses (2)	(6,107)	(17,792)	(8,103)	(7,367)	(39,369)	(43,172)	(82,541)
Total adjusted operating income (loss) (3)	$31,599	$32,958	$32,913	$4,335	$101,805

Capital expenditures	$32,400	$108,128	$7,172	$283	$147,983	$2,528	$150,511

	Three Months Ended
	March 31,
	2026	2025

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss):
Net income (loss)	$4,262	$57,179
Income tax expense (benefit)	16,884	15,007
Income (loss) before income taxes	21,146	72,186
Investment (income) loss	(2,887)	(6,596)
Interest expense	43,761	54,326
Gain on bargain purchase	—	(112,999)
Other, net	(13,393)	44,790
Other reconciling items (1)	46,738	50,098
Total segment adjusted operating income (loss) (3)	$95,365	$101,805

	March 31,	December 31,
	2026	2025

	(In thousands)
Total assets:
U.S. Drilling	$943,098	$967,478
International Drilling	2,441,126	2,434,728
Drilling Solutions	196,783	213,184
Rig Technologies	142,543	153,838
Total reportable segments	3,723,550	3,769,228
Other reconciling items (4)	662,086	1,020,429
Total	$4,385,636	$4,789,657
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment and unallocated corporate expenses, assets and capital expenditures.

(2)	Other segment expenses represent general and administrative expenses and research and engineering expenses.

(3)	Management evaluates the performance of our operating segments using adjusted operating income (loss), which is our segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) is provided in the above table.

(4)	Represents corporate-related assets.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	March 31, 2026
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$191,963	$—	$35,662	$15,172	$—	$242,797
U.S. Offshore	20,928	—	1,703	—	—	22,631
Alaska	28,253	—	2,282	—	—	30,535
Canada	—	17,639	573	1,437	—	19,649
Middle East & Asia	—	274,448	32,475	9,539	—	316,462
Latin America	—	100,557	24,250	928	—	125,735
Europe, Africa & CIS	—	26,852	9,277	146	—	36,275
Eliminations & other	—	—	—	—	(10,536)	(10,536)
Total	$241,144	$419,496	$106,222	$27,222	$(10,536)	$783,548

	Three Months Ended
	March 31, 2025
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$188,407	$—	$49,157	$18,856	$—	$256,420
U.S. Offshore	23,807	—	2,733	—	—	26,540
Alaska	18,532	—	942	—	—	19,474
Canada	—	2,570	617	1,862	—	5,049
Middle East & Asia	—	258,418	17,634	21,170	—	297,222
Latin America	—	95,464	19,879	1,402	—	116,745
Europe, Africa & CIS	—	25,266	2,217	875	—	28,358
Eliminations & other	—	—	—	—	(13,622)	(13,622)
Total	$230,746	$381,718	$93,179	$44,165	$(13,622)	$736,186

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In thousands)
As of December 31, 2025	$446,310	$19,335	$12,053	$41,927	$28,646
As of March 31, 2026	$470,530	$25,926	$12,173	$45,526	$30,804

Approximately 34% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2026, of which 9% was recognized during the three months ended March 31, 2026, and 22% is expected to be recognized during 2027. The remaining 44% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2028 or thereafter.

Additionally, 49% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2026, of which 19% was recognized during the three months ended March 31, 2026, and 16% is expected to be recognized during 2027. The remaining 35% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2028 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

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

The SPAC’s funds held in a Trust Account were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invests only in direct U.S. government treasury obligations. The company accounted for the non-controlling interest in the SPAC as subject to possible redemption in accordance with FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” The SPAC’s common stock featured certain redemption rights, which are considered to be outside the company’s control and subject to occurrence of uncertain future events. As of December 31, 2025, all the holdings in the Trust Account had been distributed to shareholders.

In February 2025, NETC II entered into a definitive agreement for a business combination with e2Companies LLC, a leading provider of integrated solutions for on-site power generation, distribution and energy cost-optimization. On July 11, 2025, NETC II and Merger Sub, LLC (“Merger Sub”), a wholly owned subsidiary of Nabors Energy Transition Sponsor II LLC (the “Sponsor”),  filed a complaint against e2 in the Delaware Court of Chancery alleging that e2 breached the business combination agreement by, among other things, delaying in completing its obligations to assist with required regulatory filings and otherwise delaying in completing the business combination, engaging in non-ordinary course transactions without NETC II’s consent, and failing to provide required financials to NETC II.

On October 14, 2025, NETC II, e2, the Sponsor and Merger Sub entered into the Settlement Agreement and Release pursuant to which (i) e2 issued a secured promissory note to NETC II in an aggregate principal amount of $29.23 million and (ii) the parties agreed to dismiss the Complaint with prejudice. For the three months ended March 31, 2026, $10.6 million is included in Other, net in our consolidated statements of income (loss) related to the settlement.

The following table summarizes NETC II’s effects on changes in non-controlling interest subject to possible redemption.

2025
(In thousands)
Balance, beginning of year	$331,781
Net earnings	3,368
Balance as of March 31	$335,149

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

The above description of risks and uncertainties is by no means all-inclusive but highlights certain factors that we believe are important for your consideration. For a more detailed description of risk factors that may affect us or our industry, please refer to Item 1A. — Risk Factors in our 2025 Annual Report.

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

Outlook

Demand for our services and products is subject to a complex set of macroeconomic, industry and company-specific factors that influence customer’s decisions to drill and invest in exploration, development and production activities. The volume of exploration, development and production activity is significantly influenced by the prices of crude oil and natural gas, which can fluctuate widely, are inherently volatile and tend to be highly sensitive to a range of factors. These factors include global supply and demand dynamics, production decisions and actions taken by major oil-producing countries, as well as geopolitical developments impacting large hydrocarbon-producing regions.

In addition to commodity price dynamics, certain oil and gas companies may intentionally limit their capital spending as they focus on capital discipline and shareholder returns over production growth, which can moderate activity levels even during periods of favorable pricing. Further, industry consolidation, particularly among U.S. operators has occurred in recent years. In certain cases, these transactions have impacted overall rig demand, as the combined operators reassess activity levels and fleet requirements.

Since late 2022 and through the fourth quarter of 2025, global energy commodity markets have experienced sustained volatility driven by evolving geopolitical dynamics, and more recently, domestic policy changes. Beginning in the first quarter of 2026, the conflict in the Middle East resulted in damage to oil and gas production facilities in several producing countries and a very significant curtailment in oil and gas exports from the region. The near-term impact of these events has been a dramatic increase in global crude oil prices and elevated natural gas prices in certain markets.

Operator responses to the conflict have varied by region. In the Middle East, a number of offshore rigs have been placed on standby or had operations suspended. In contrast, land drilling activity in the markets where we operate has continued, and in our case, has increased modestly.

In the United States, operators generally maintained their prior drilling activity, even as oil prices have increased. Although futures market pricing reflects the most pronounced increases in the near-term months, U.S. operators have largely remained committed to their prior spending plans and have not increased activity levels in response to the recent movement in oil prices.

In the United States, pricing discipline for drilling rigs remains intact, supporting stable rig dayrates and daily rig margins. At the same time, continued gains in drilling efficiency have enabled U.S. oil and gas producers to sustain production levels with fewer rigs. As a result, while rig pricing dynamics have remained relatively stable, these efficiency gains have reduced the number of rigs required.

Internationally, we continue to see constructive medium- to longer-term fundamentals supported by production-capacity expansion and the development of unconventional resources in a number of markets. In many of these regions, drilling activity is supported by longer-term contractual agreements, which tend to moderate near-term volatility. Nevertheless, activity levels may be affected by near-term geopolitical developments, supply-chain disruptions and customer-specific capital allocation decisions.

Comparison of the three months ended March 31, 2026 and 2025

Operating revenues for the three months ended March 31, 2026 totaled $783.5 million, representing an increase of $47.4 million, compared to the three months ended March 31, 2025. For a more detailed description of operating results, see Segment Results of Operations below.

Net loss attributable to Nabors totaled $15.2 million ($1.54 per diluted share) for the three months ended March 31, 2026 compared to net income attributable to Nabors of $33.0 million ($2.18 per diluted share) for the three months ended March 31, 2025, or a $48.2 million decrease in net income. See Segment Results of Operations and Other Financial Information below for additional discussion.

General and administrative expenses for the three months ended March 31, 2026 totaled $71.8 million, representing an increase of $3.3 million, or 5%, compared to the three months ended March 31, 2025. This is reflective of increases in workforce costs and general operating costs as a result of the Parker acquisition, along with inflationary pressures as market conditions have changed.

Depreciation and amortization expense for the three months ended March 31, 2026 was $156.2 million, representing an increase of $1.5 million, or 1%, compared to the three months ended March 31, 2025. The increase is a result of the additional assets obtained in the Parker acquisition and capital expenditures.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	March 31,
	2026	2025	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$241,144	$230,746	$10,398	5%
Adjusted operating income (loss) (1)	$24,624	$31,599	$(6,975)	(22)%
Average rigs working (2)	75.3	68.2	7.1	10%

International Drilling
Operating revenues	$419,496	$381,718	$37,778	10%
Adjusted operating income (loss) (1)	$40,757	$32,958	$7,799	24%
Average rigs working (2)	92.6	85.0	7.6	9%

Drilling Solutions
Operating revenues	$106,222	$93,179	$13,043	14%
Adjusted operating income (loss) (1)	$31,872	$32,913	$(1,041)	(3)%

Rig Technologies
Operating revenues	$27,222	$44,165	$(16,943)	(38)%
Adjusted operating income (loss) (1)	$(1,888)	$4,335	$(6,223)	(144)%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 12—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment increased by $10.4 million or 5% during the three months ended March 31, 2026 compared to the corresponding prior year period. The increase is primarily attributable to a 10% increase in the average rigs working, reflecting increased drilling activity which was partially offset by a decline in day rates.

International Drilling

Operating revenues for our International Drilling segment during the three months ended March 31, 2026 increased by $37.8 million or 10% compared to the corresponding prior year period. The increase is primarily attributable to a 9% increase in the average rigs working, reflecting increased drilling activity, along with improved pricing, as market conditions and demand for our international drilling services have increased since the prior year.

Drilling Solutions

Operating revenues for this segment increased by $13.0 million or 14% during the three months ended March 31, 2026 compared to the corresponding prior year period. The increase is primarily attributable to a full quarter of activity for the three months ended March 31, 2026 from our Parker Drilling acquisition which was completed on March 11, 2025.

Rig Technologies

Operating revenues for our Rig Technologies segment decreased by $16.9 million or 38% during the three months ended March 31, 2026 compared to the corresponding prior year period due to the overall decline in activity.

Other Financial Information

Interest expense

Interest expense for the three months ended March 31, 2026 was $43.8 million, representing a decrease of $10.6 million, or 19%, compared to the three months ended March 31, 2025. The decrease was primarily due to a decrease in our average outstanding debt balance throughout the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Gain on bargain purchase

Gain on bargain purchase for the three months ended March 31, 2026 and 2025 was $0 and $113.0 million, respectively. The gain on bargain purchase was related to the Parker acquisition in the first quarter of 2025.

Other, net

Other, net for the three months ended March 31, 2026 was a gain of $13.4 million compared to $44.8 million loss for the three months ended March 31, 2025 representing a $58.2 million increase in income. During the three months ended March 31, 2026, the amount primarily consisted of $16.4 million from decreased reserves and a favorable settlement related to litigation which was offset by $1.7 million in loss recognized for debt buybacks and $1.3 million in foreign currency transaction losses. In comparison, the amount during the three months ended March 31, 2025 primarily consisted of $26.5 million in asset impairments related to assets held in Russia, $17.2 million of transaction related costs and $5.0 million related to severance and reorganization costs which was offset by $4.2 million of mark-to-market gains on the common share warrants and $4.1 million in gain on sales of assets.

Income tax

Our worldwide tax expense for the three months ended March 31, 2026 was $16.9 million compared to $15.0 million for the three months ended March 31, 2025. The increase in tax expense was primarily attributable to the change in amount and geographic mix of our pre-tax earnings (losses).

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under the 2024 Credit Agreement and cash generated from operations. As of March 31, 2026, we had cash and short-term investments of $500.9 million and working capital of $567.4 million. As of December 31, 2025, we had cash and short-term investments of $940.7 million and working capital of $558.6 million.

On March 31, 2026, we had no borrowings and $67.5 million of letters of credit outstanding under the 2024 Credit Agreement, which had a total borrowing capacity of $350.0 million and a separate letter of credit tranche that permits us to issue letters of credit with total reimbursement obligations not to exceed $125 million, which was, on April 4, 2026, increased to $150.0 million by the Joinder, with letters of credit not affecting revolving loan capacity and vice versa.

The 2024 Credit Agreement requires us to maintain an interest coverage ratio (EBITDA/interest expense of 2.75:1.00) and a minimum guarantor value, requiring the guarantors (other than the Company) and their subsidiaries to own at least 90% of the consolidated property, plant and equipment of the Company. Additionally, the Company is subject to certain covenants (which are subject to certain exceptions) and include, among others, (a) a covenant restricting our ability to incur liens (subject to the additional liens basket of up to $150.0 million, among other exceptions), (b) a covenant restricting its ability to pay dividends or make other distributions with respect to its capital stock and to repurchase certain indebtedness, and (c) a covenant restricting the ability of the Company’s subsidiaries to incur debt (subject to the grower debt basket of up to $100.0 million). The facility matures on the earlier of (a) June 17, 2029 and (b) to the extent 50% or more of the principal amount of the 1.75% Senior Exchangeable Notes due June 2029 remains outstanding on the date that is 90 days prior to the applicable maturity date for such indebtedness, then such 90th day.

As of the date of this report, we were in compliance with all covenants under the 2024 Credit Agreement, including those regarding the required interest coverage ratio and minimum guarantor value, which were 4.40:1.00 and 99.8%, respectively, as of March 31, 2026. If we fail to perform our obligations under the covenants, the revolving credit commitments under the 2024 Credit Agreement could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. If necessary, we have the ability to manage our covenant compliance by taking certain actions including reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. We expect to remain in compliance with all covenants under the 2024 Credit Agreement during the twelve-month period following the date of this report based on our current operational and financial projections, including after giving effect to the Parker acquisition. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

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

We had seven letter-of-credit facilities with various banks as of March 31, 2026. Availability under these facilities as of March 31, 2026 was as follows:

March 31,
2026
(In thousands)
Credit available	$270,333
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	128,595
Remaining availability	$141,738

As of March 31, 2026, approximately 33%, 14% and 10% of our net accounts receivable balance was related to our operations in Saudi Arabia, U.S. and Mexico, respectively. Our largest customer in Mexico has a history of making late payments and, in more recent periods, has utilized third-party financial institutions to pay certain of our receivables. The balances due are not in dispute, however, additional or continued delays in customer payments in the future could differ from historical practice and management’s current expectations.

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

The amount available for purchase under the A/R Agreements fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreements is $250.0 million and the amount of receivables purchased by the third-party Purchasers as of March 31, 2026 was $147.0 million.

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

Purchase commitments outstanding at March 31, 2026 totaled approximately $368.1 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

See our discussion of guarantees issued by Nabors that could have a potential impact on our financial position, results of operations or cash flows in future periods included below under “Off-Balance Sheet Arrangements (Including Guarantees).”

There have been no material changes to the contractual cash obligations that were included in our 2025 Annual Report.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the three months ended March 31, 2026 and 2025 below.

Operating Activities. Net cash provided by operating activities totaled $113.3 million during the three months ended March 31, 2026, compared to net cash provided of $87.7 million during the corresponding 2025 period. Operating cash flows are our primary source of capital and liquidity. Cash from operating results (before working capital changes) was $174.5 million for the three months ended March 31, 2026, an increase of $44.7 million when compared to $129.7 million in the corresponding 2025 period. This was due to the increase in activity across our business for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are also significant factors affecting operating cash flows and can be highly volatile in periods of increasing or decreasing activity levels. Changes in working capital items used $61.1 million in cash flows during the three months ended March 31, 2026, a $19.1 million unfavorable change as compared to the $42.0 million in cash flows used by working capital in the corresponding 2025 period.

Investing Activities. Net cash used by investing activities totaled $169.5 million during the three months ended March 31, 2026 compared to net cash used of $74.9 million during the corresponding 2025 period. Our primary use of cash for investing activities is capital expenditures for rig-related enhancements, new construction and equipment, and sustaining capital expenditures. During the three months ended March 31, 2026 and 2025, we used cash for capital expenditures totaling $165.0 million and $165.0 million, respectively. During the three months ended March 31, 2025, we received $84.4 million in cash acquired in the Parker acquisition, net of cash paid.

Financing Activities. Net cash used by financing activities totaled $383.2 million during the three months ended March 31, 2026. During the three months ended March 31, 2026, we repaid $379.1 million of outstanding long-term debt.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2026	2027	2028	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$44,513	30	3,197	2,781	$50,521

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2025 Annual Report. There were no material changes in our exposure to market risk during the three months ended March 31, 2026 from those disclosed in our 2025 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 — Commitments and Contingencies — Litigation for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the information set forth elsewhere in this report, the risk factors set forth in Part 1, Item 1A, of our 2025 Annual Report on Form 10-K should be carefully considered when evaluating us. These risks are not the only risks we face. Additional risks not presently known to us or that we currently deem immaterial may also impair our business. There have been no material changes to the risk factors set forth in Part 1, Item 1A, or our 2025 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common shares to satisfy tax withholding obligations in connection with grants of share awards during the three months ended March 31, 2026 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
January 1 - January 31	31	$54.31	—	278,914
February 1 - February 28	27	$70.89	—	278,914
March 1 - March 31	—	$76.90	—	278,914

(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2016 Stock Plan. Each of the 2016 Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was reaffirmed by the Board in February 2019 and in May 2025. Through March 31, 2026, we repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of

March 31, 2026, we had $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same rights as other outstanding shares. As of March 31, 2026, our subsidiaries held 1.2 million of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c) During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MIGUEL RODRIGUEZ
Miguel Rodriguez
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	May 1, 2026