Form 10-Q
period 2026-06-30
NABORS INDUSTRIES LTD
filed 2026-07-31
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

The number of common shares, par value $.05 per share, outstanding as of July 27, 2026 was 14,800,044, excluding 1,161,283 common shares held by our subsidiaries, or 15,961,327 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2026	2025

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$509,782	$940,707
Short-term investments	51	31
Accounts receivable, net of allowance of $48,239 and $55,193, respectively	443,417	391,705
Inventory, net	87,860	94,789
Other current assets	156,069	124,341
Total current assets	1,197,179	1,551,573
Property, plant and equipment, net	2,908,061	2,920,019
Deferred income taxes	182,237	189,224
Other long-term assets	132,468	128,841
Total assets (1)	$4,419,945	$4,789,657
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt, net	$—	$377,492
Trade accounts payable	365,472	300,467
Accrued liabilities	235,690	279,007
Income taxes payable	24,221	26,295
Current lease liabilities	8,256	9,740
Total current liabilities	633,639	993,001
Long-term debt, net	2,120,276	2,117,187
Other long-term liabilities	219,135	234,700
Deferred income taxes	5,017	7,126
Total liabilities (1)	2,978,067	3,352,014
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest in subsidiary	495,886	482,446

Shareholders’ equity:
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 15,962 and 15,703, respectively	798	785
Capital in excess of par value	3,757,860	3,752,604
Accumulated other comprehensive income (loss)	(11,323)	(10,397)
Retained earnings (accumulated deficit)	(1,887,456)	(1,836,514)
Less: treasury shares, at cost, 1,161 and 1,161 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	544,128	590,727
Noncontrolling interest	401,864	364,470
Total equity	945,992	955,197
Total liabilities and equity	$4,419,945	$4,789,657
(1)	The condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 include assets and liabilities of variable interest entities. See Note 4—Joint Ventures for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues	$814,795	$832,788	$1,598,343	$1,568,974
Investment income (loss)	2,131	6,129	5,018	12,725
Total revenues and other income	816,926	838,917	1,603,361	1,581,699

Costs and other deductions:
Direct costs	507,551	488,881	1,001,020	936,181
General and administrative expenses	71,375	82,726	143,135	151,232
Research and engineering	14,209	12,722	27,715	26,757
Depreciation and amortization	160,549	175,061	316,735	329,699
Interest expense	42,678	56,081	86,439	110,407
Gain on bargain purchase	—	(3,500)	—	(116,499)
Other, net	5,682	6,074	(7,711)	50,864
Total costs and other deductions	802,044	818,045	1,567,333	1,488,641
Income (loss) before income taxes	14,882	20,872	36,028	93,058
Income tax expense (benefit):
Current	13,991	16,155	25,818	25,839
Deferred	2,414	6,922	7,471	12,245
Total income tax expense (benefit)	16,405	23,077	33,289	38,084
Net income (loss)	(1,523)	(2,205)	2,739	54,974
Less: Net (income) loss attributable to noncontrolling interest	(20,807)	(28,705)	(40,235)	(52,896)
Net income (loss) attributable to Nabors	$(22,330)	$(30,910)	$(37,496)	$2,078

Earnings (losses) per share:
Basic	$(2.04)	$(2.71)	$(3.58)	$(1.01)
Diluted	$(2.04)	$(2.71)	$(3.58)	$(1.01)

Weighted-average number of common shares outstanding:
Basic	14,273	14,083	14,243	12,271
Diluted	14,273	14,083	14,243	12,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)
Net income (loss) attributable to Nabors	$(22,330)	$(30,910)	$(37,496)	$2,078
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	(230)	(178)	(953)	(335)
Pension liability amortization and adjustment	—	52	35	105
Other comprehensive income (loss), before tax	(230)	(126)	(918)	(230)
Income tax expense (benefit) related to items of other comprehensive income (loss)	—	12	8	24
Other comprehensive income (loss), net of tax	(230)	(138)	(926)	(254)
Comprehensive income (loss) attributable to Nabors	(22,560)	(31,048)	(38,422)	1,824
Comprehensive income (loss) attributable to noncontrolling interest	20,807	28,705	40,235	52,896
Comprehensive income (loss)	$(1,753)	$(2,343)	$1,813	$54,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,739	$54,974
Adjustments to net income (loss):
Depreciation and amortization	316,735	329,699
Deferred income tax expense (benefit)	7,471	12,245
Impairments and other charges	(28)	31,102
Amortization of debt discount and deferred financing costs	3,542	4,388
Bargain purchase gain	—	(116,499)
Losses (gains) on debt buyback	1,657	(1,914)
Losses (gains) on sale of long-lived assets, net	(124)	(15,831)
Share-based compensation	8,866	8,642
Foreign currency transaction losses (gains), net	2,001	2,087
Mark-to-market (gain) loss on warrants	(672)	(7,399)
Other	3	2,232
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(48,133)	(15,981)
Inventory	6,942	20,357
Other current assets	(31,385)	(34,887)
Other long-term assets	3,556	(843)
Trade accounts payable and accrued liabilities	(7,442)	(23,682)
Income taxes payable	(2,238)	(6,792)
Other long-term liabilities	(14,909)	(2,353)
Net cash provided by (used for) operating activities	248,581	239,545
Cash flows from investing activities:
Purchase of investments	(6,990)	(1,782)
Cash acquired in stock-based business combination, net of cash paid	—	84,429
Capital expenditures	(290,566)	(343,865)
Proceeds from sales of assets and insurance claims	6,108	42,855
Other	(880)	7,500
Net cash (used for) provided by investing activities	(292,328)	(210,863)
Cash flows from financing activities:
Reduction in debt	(379,146)	(190,270)
Proceeds from revolving credit facilities	—	318,000
Reduction in revolving credit facilities	—	(140,000)
Payment of dividend to former Parker shareholders	—	(6,052)
Payments for employee taxes on net settlement of equity awards	(3,598)	(2,151)
Distributions to noncontrolling interest	(2,401)	(875)
Other	5	—
Net cash (used for) provided by financing activities	(385,140)	(21,348)
Effect of exchange rate changes on cash and cash equivalents	(2,052)	(2,203)
Net increase (decrease) in cash and cash equivalents and restricted cash	(430,939)	5,131
Cash and cash equivalents and restricted cash, beginning of period	942,844	722,960
Cash and cash equivalents and restricted cash, end of period	$511,905	$728,091

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	940,707	389,652
Restricted cash, beginning of period	2,137	333,308
Cash and cash equivalents and restricted cash, beginning of period	$942,844	$722,960

Cash and cash equivalents, end of period	509,782	387,321
Restricted cash, end of period	2,123	340,770
Cash and cash equivalents and restricted cash, end of period	$511,905	$728,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated	Retained
	Common Shares		in Excess	Other	Earnings		Non-
		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of March 31, 2025	15,695	$785	$3,734,480	$(10,530)	$(2,066,324)	$(1,315,751)	$307,074	$649,734
Net income (loss)	—	—	—	—	(30,910)	—	28,705	(2,205)
Other comprehensive income (loss), net of tax	—	—	—	(138)	—	—	—	(138)
Share-based compensation	38	2	4,509	—	—	—	—	4,511
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(3,435)	(3,435)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(7,264)	—	—	(7,264)
Other	—	—	—	—	(875)	—	—	(875)
As of June 30, 2025	15,733	$787	$3,738,989	$(10,668)	$(2,105,373)	$(1,315,751)	$332,344	$640,328

As of March 31, 2026	15,959	$798	$3,753,357	$(11,093)	$(1,858,369)	$(1,315,751)	$383,458	$952,400
Net income (loss)	—	—	—	—	(22,330)	—	20,807	(1,523)
Other comprehensive income (loss), net of tax	—	—	—	(230)	—	—	—	(230)
Share-based compensation	3	—	4,504	—	—	—	—	4,504
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(2,401)	(2,401)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(6,757)	—	—	(6,757)
Other	—	—	(1)	—	—	—	—	(1)
As of June 30, 2026	15,962	$798	$3,757,860	$(11,323)	$(1,887,456)	$(1,315,751)	$401,864	$945,992

			Capital	Accumulated	Retained
	Common Shares		in Excess	Other	Earnings		Non-
		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of December 31, 2024	10,661	$533	$3,552,756	$(10,414)	$(2,092,128)	$(1,315,751)	$286,251	$421,247
Net income (loss)	—	—	—	—	2,078	—	52,896	54,974
Share issuance related to Parker acquisition	4,800	239	179,741	—	—	—	—	179,980
Other comprehensive income (loss), net of tax	—	—	—	(254)	—	—	—	(254)
Share-based compensation	317	16	8,642	—	—	—	—	8,658
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(6,803)	(6,803)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(14,448)	—	—	(14,448)
Other	(45)	(1)	(2,150)	—	(875)	—	—	(3,026)
As of June 30, 2025	15,733	$787	$3,738,989	$(10,668)	$(2,105,373)	$(1,315,751)	$332,344	$640,328

As of December 31, 2025	15,703	$785	$3,752,604	$(10,397)	$(1,836,514)	$(1,315,751)	$364,470	$955,197
Net income (loss)	—	—	—	—	(37,496)	—	40,235	2,739
Other comprehensive income (loss), net of tax	—	—	—	(926)	—	—	—	(926)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(2,841)	(2,841)
Share-based compensation	317	16	8,866	—	—	—	—	8,882
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(13,440)	—	—	(13,440)
Other	(58)	(3)	(3,610)	—	(6)	—	—	(3,619)
As of June 30, 2026	15,962	$798	$3,757,860	$(11,323)	$(1,887,456)	$(1,315,751)	$401,864	$945,992

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

With operations in approximately 20 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment, which as of June 30, 2026 included:

●	239 actively marketed rigs for land-based drilling operations in the United States and various countries throughout the world; and

●	27 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) applicable to interim reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “Commission”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly our financial position as of June 30, 2026 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the six months ended June 30, 2026 may not be indicative of results that will be realized for the full year ending December 31, 2026.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	June 30,	December 31,
	2026	2025

	(In thousands)
Raw materials	$79,961	$87,787
Work-in-progress	7,425	6,532
Finished goods	474	470
	$87,860	$94,789

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

We recorded the preliminary allocation of the purchase price consideration during the three months ended March 31, 2025. During the three months ended June 30, 2025, the Company recorded a measurement period adjustment that resulted in a decrease in property, plant and equipment, an increase in net lease assets and an increase in bargain purchase gain of $3.5 million. During the three months ended December 31, 2025, the Company recorded an adjustment related to income taxes that resulted in a decrease in bargain purchase gain of $2.8 million. The adjustments primarily related to additional information obtained about facts and circumstances that existed as of the acquisition date.

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

The following table summarizes our selected financial information on a pro forma basis:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2025	2025

	(In thousands)
Operating revenues (1)	$832,788	$1,672,093
Net income (loss)	(3,770)	(32,432)
(1)	Includes operating revenue from Quail Tools, LLC, which was part of the Company’s acquisition of Parker and sold to Superior Energy Services, Inc. on August 20, 2025, for the three and six months ended June 30, 2025 of $62.6 million and $120.6 million, respectively.

Note 4 Joint Ventures

During 2016, we entered into an agreement with Saudi Aramco to form a joint venture known as SANAD to own, manage and operate onshore drilling rigs in the Kingdom of Saudi Arabia. SANAD is equally owned by Saudi Aramco and Nabors.

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, with each of the party’s contributions having a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests that accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying condensed consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. As of June 30, 2026 and December 31, 2025, the amount included in redeemable noncontrolling interest was $495.9 million and $482.4 million, respectively. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet. The assets and liabilities included in the condensed balance sheet below are (a) assets that can either be used to settle obligations of the VIE or be made available in the future to the equity owners through dividends, distributions or in exchange of the redeemable ownership interests (upon mutual agreement of the owners) or (b) liabilities for which creditors do not have recourse to other assets of Nabors.

The condensed balance sheet of SANAD, as included in our condensed consolidated balance sheet, is presented below.

	June 30,	December 31,
	2026	2025

	(In thousands)
Assets:
Cash and cash equivalents	$174,605	$179,907
Accounts receivable	112,410	101,382
Other current assets	24,716	8,107
Property, plant and equipment, net	1,159,077	1,068,919
Other long-term assets	10,592	18,497
Total assets	$1,481,400	$1,376,812
Liabilities:
Accounts payable	$119,706	$102,543
Accrued liabilities	25,807	30,694
Other liabilities	64,497	62,306
Total liabilities	$210,010	$195,543

Note 5 Accounts Receivable Purchase and Sales Agreements

The Company entered into an accounts receivable sales agreement (the “A/R Sales Agreement”) and an accounts receivable purchase agreement (the “A/R Purchase Agreement,” and, together with the A/R Sales Agreement, the “A/R Agreements”). As part of the A/R Agreements, the Company continuously sells designated eligible pools of receivables as they are originated by it and certain of its U.S. subsidiaries to a separate, bankruptcy-remote, special purpose entity (“SPE”) pursuant to the A/R Sales Agreement. Pursuant to the A/R Purchase Agreement, the SPE in turn sells, transfers, conveys and assigns to unaffiliated third-party financial institutions (the “Purchasers”) all the rights, title and interest in and to its pool of eligible receivables (the “Eligible Receivables”). The sale of the Eligible Receivables qualifies for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing. During the period of this program, cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. The remaining receivables held by the SPE were pledged to secure the collectability of the sold Eligible Receivables. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection. The amount of receivables pledged as collateral as of June 30, 2026 and December 31, 2025 is approximately $64.4 million and $46.3 million, respectively.

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

The amount available for sale to the Purchasers under the A/R Purchase Agreement fluctuates over time based on the total amount of Eligible Receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of June 30, 2026 and December 31, 2025, approximately $138.0 million and $137.0 million had been sold to and as yet uncollected by the Purchasers, respectively.

Note 6 Debt

Debt consisted of the following:

	June 30,	December 31,
	2026	2025

	(In thousands)
7.50% senior guaranteed notes due January 2028	$—	$379,146
1.75% senior exchangeable notes due June 2029	250,000	250,000
9.125% senior priority guaranteed notes due January 2030	650,000	650,000
8.875% senior guaranteed notes due August 2031	550,000	550,000
7.625% senior priority guaranteed notes due November 2032	700,000	700,000
	$2,150,000	$2,529,146
Less: current portion	—	377,492
Less: deferred financing costs	29,724	34,467
Long-term debt	$2,120,276	$2,117,187

During the six months ended June 30, 2026, we redeemed the $379.1 million remaining balance of the 7.50% senior guaranteed notes due January 2028 for approximately $393.4 million in cash, including principal and $14.2 million in accrued and unpaid interest. In connection with the redemption, we recognized a $1.7 million loss for the six months ended June 30, 2026, which is included in Other, net in our condensed consolidated statement of income (loss).

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

As of June 30, 2026, we had no borrowings and $69.7 million of letters of credit outstanding under our 2024 Credit Agreement. In order to make any future borrowings under the 2024 Credit Agreement, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

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

Common share warrants

On May 27, 2021, the Board declared a distribution of warrants to purchase its common shares (the “Warrants”) to holders of the Company’s common shares. Holders of Nabors common shares received two-fifths of a warrant per common share held as of the record date (rounded down for any fractional warrant). Nabors issued approximately 3.2 million Warrants on June 11, 2021 to shareholders of record as of June 4, 2021. The Warrants expired on June 11, 2026. 1.1 million common shares were issued as a result of exercises of Warrants.

The Warrants were recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognized the Warrant instruments as liabilities at fair value and adjusted the instruments to fair value at each reporting period. The liabilities were subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in the Company’s statement of operations. On December 31, 2025, the fair value of the Warrants was approximately $0.7 million. During the three and six months ended June 30, 2026, approximately $1.0 million and $0.7 million of gain has been recognized for the change in the liability and included in Other, net in our consolidated statements of income (loss), respectively. During the three and six months ended June 30, 2025, approximately $3.2 million and $7.4 million of gain has been recognized for the change in the liability and included in Other, net in our consolidated statements of income (loss), respectively.

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

Recurring Fair Value Measurements

Our financial assets that are accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 consisted of short-term investments. During the six months ended June 30, 2026, there were no transfers of our financial assets between Level 1 and Level 2 measures. No material Level 3 measurements existed for our financial assets for any of the periods presented.

Our financial liabilities that are accounted for at fair value on a recurring basis as of December 31, 2025 consisted of the Warrants, which are included in other short-term liabilities in the accompanying consolidated financial statements. The Warrants expired on June 11, 2026. As of December 31, 2025, the Warrants were carried at fair market value using their trading price and totaled $0.7 million.

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

	June 30, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
7.50% senior guaranteed notes due January 2028	$—	$—	$379,146	$379,491
1.75% senior exchangeable notes due June 2029	250,000	237,113	250,000	202,868
9.125% senior priority guaranteed notes due January 2030	650,000	679,491	650,000	683,293
8.875% senior guaranteed notes due August 2031	550,000	564,856	550,000	533,638
7.625% senior priority guaranteed notes due November 2032	700,000	715,904	700,000	687,890
	$2,150,000	$2,197,364	$2,529,146	$2,487,180
Less: current portion	—		377,492
Less: deferred financing costs	29,724		34,467
	$2,120,276		$2,117,187

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2026	2027	2028	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$31,285	842	1,975	80	$34,182

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss), net of tax	$(1,523)	$(2,205)	$2,739	$54,974
Less: net (income) loss attributable to noncontrolling interest	(20,807)	(28,705)	(40,235)	(52,896)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(6,757)	(7,264)	(13,440)	(14,448)
Numerator for basic earnings per share:
Adjusted income (loss), net of tax - basic	$(29,087)	$(38,174)	$(50,936)	$(12,370)

Weighted-average number of shares outstanding - basic	14,273	14,083	14,243	12,271
Earnings (losses) per share:
Total Basic	$(2.04)	$(2.71)	$(3.58)	$(1.01)
DILUTED EPS:
Adjusted income (loss), net of tax - diluted	$(29,087)	$(38,174)	$(50,936)	$(12,370)

Weighted-average number of shares outstanding - diluted	14,273	14,083	14,243	12,271
Earnings (losses) per share:
Total Diluted	$(2.04)	$(2.71)	$(3.58)	$(1.01)

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

The average number of shares from options and shares related to outstanding Warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Potentially dilutive securities excluded as anti-dilutive	2,248	3,561	2,809	3,512

Additionally, for the three and six months ended June 30, 2026 and 2025, we excluded 1.2 million common shares from the computation of diluted shares related to the conversion of the 1.75% senior exchangeable notes due June 2029, because their effect would be anti-dilutive under the if-converted method.

Note 11 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	June 30,	December 31,
	2026	2025

	(In thousands)
Accrued compensation	$71,321	$75,130
Deferred revenue	54,365	53,531
Other taxes payable	25,463	42,199
Workers’ compensation liabilities	8,146	8,146
Interest payable	48,934	62,898
Litigation reserves	2,589	10,088
Accrued professional fees	2,857	2,296
Other accrued liabilities	22,015	24,719
	$235,690	$279,007

Investment income (loss) includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)
Interest and dividend income	$2,127	$6,385	$4,988	$12,992
Gains (losses) on marketable securities	4	(256)	30	(267)
	$2,131	$6,129	$5,018	$12,725

Other, net included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)
(Gains) losses on sales, disposals and involuntary conversions of long-lived assets	$256	$(11,704)	$(123)	$(15,829)
Asset impairment	—	—	—	26,456
Transaction related costs	—	1,935	—	19,115
Other than temporary impairment on securities	—	3,847	—	3,847
Severance and reorganization costs	5,195	7,107	5,769	12,155
Warrant and derivative valuation	(960)	(3,187)	(672)	(7,399)
Litigation expenses, reserves and settlements	1,092	763	(15,348)	1,379
Foreign currency transaction losses	751	2,066	2,001	2,135
Loss (gain) on debt buyback	—	(1,915)	1,657	(1,915)
Other losses (gains)	(652)	7,162	(995)	10,920
	$5,682	$6,074	$(7,711)	$50,864

The changes in accumulated other comprehensive income (loss), by component, included the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2025	$2	$(3,444)	$(6,972)	$(10,414)
Other comprehensive income (loss) before reclassifications	—	—	(335)	(335)
Amounts reclassified from accumulated other comprehensive income (loss)	—	81	—	81
Net other comprehensive income (loss)	—	81	(335)	(254)
As of June 30, 2025	$2	$(3,363)	$(7,307)	$(10,668)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2026	$2	$(3,282)	$(7,117)	$(10,397)
Other comprehensive income (loss) before reclassifications	—	—	(953)	(953)
Amounts reclassified from accumulated other comprehensive income (loss)	—	27	—	27
Net other comprehensive income (loss)	—	27	(953)	(926)
As of June 30, 2026	$2	$(3,255)	$(8,070)	$(11,323)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)
General and administrative expenses	$—	$52	$35	$105
Total income (loss) before income tax	—	(52)	(35)	(105)
Tax expense (benefit)	—	(12)	(8)	(24)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$—	$(40)	$(27)	$(81)

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

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended
	June 30, 2026

	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$252,459	$432,497	$110,640	$37,485	$833,081	$(18,286)	$814,795
Direct costs	(151,713)	(283,390)	(59,728)	(27,301)	(522,132)	14,581	(507,551)
Depreciation and amortization	(63,120)	(84,673)	(7,888)	(1,683)	(157,364)	(3,185)	(160,549)
Other segment expenses (2)	(6,665)	(18,574)	(10,899)	(7,004)	(43,142)	(42,442)	(85,584)
Total adjusted operating income (loss) (3)	$30,961	$45,860	$32,125	$1,497	$110,443

Capital expenditures	$61,818	$93,487	$3,820	$373	$159,498	$(1,275)	$158,223

	Six Months Ended
	June 30, 2026
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$493,603	$851,993	$216,862	$64,707	$1,627,165	$(28,822)	$1,598,343
Direct costs	(297,787)	(562,247)	(116,618)	(47,097)	(1,023,749)	22,729	(1,001,020)
Depreciation and amortization	(126,561)	(165,197)	(14,678)	(4,076)	(310,512)	(6,223)	(316,735)
Other segment expenses (2)	(13,670)	(37,932)	(21,569)	(13,925)	(87,096)	(83,754)	(170,850)
Total adjusted operating income (loss) (3)	$55,585	$86,617	$63,997	$(391)	$205,808

Capital expenditures	$99,812	$211,043	$5,964	$805	$317,624	$(90)	$317,534

	Three Months Ended
	June 30, 2025

	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$255,438	$384,970	$170,283	$36,527	$847,218	$(14,430)	$832,788
Direct costs	(147,288)	(247,946)	(80,482)	(24,794)	(500,510)	11,629	(488,881)
Depreciation and amortization	(62,033)	(81,607)	(26,136)	(3,453)	(173,229)	(1,832)	(175,061)
Other segment expenses (2)	(6,329)	(19,366)	(13,300)	(6,559)	(45,554)	(49,894)	(95,448)
Total adjusted operating income (loss) (3)	$39,788	$36,051	$50,365	$1,721	$127,925

Capital expenditures	$35,499	$127,383	$34,414	$468	$197,764	$772	$198,536

	Six Months Ended
	June 30, 2025
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$486,184	$766,688	$263,462	$80,692	$1,597,026	$(28,052)	$1,568,974
Direct costs	(279,216)	(496,386)	(124,705)	(56,029)	(956,336)	20,155	(936,181)
Depreciation and amortization	(123,145)	(164,135)	(34,076)	(4,681)	(326,037)	(3,662)	(329,699)
Other segment expenses (2)	(12,436)	(37,158)	(21,403)	(13,926)	(84,923)	(93,066)	(177,989)
Total adjusted operating income (loss) (3)	$71,387	$69,009	$83,278	$6,056	$229,730

Capital expenditures	$67,899	$235,511	$41,586	$751	$345,747	$3,298	$349,045

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss):
Net income (loss)	$(1,523)	$(2,205)	$2,739	$54,974
Income tax expense (benefit)	16,405	23,077	33,289	38,084
Income (loss) before income taxes	14,882	20,872	36,028	93,058
Investment (income) loss	(2,131)	(6,129)	(5,018)	(12,725)
Interest expense	42,678	56,081	86,439	110,407
Gain on bargain purchase	—	(3,500)	—	(116,499)
Other, net	5,682	6,074	(7,711)	50,864
Other reconciling items (1)	49,332	54,527	96,070	104,625
Total segment adjusted operating income (loss) (3)	$110,443	$127,925	$205,808	$229,730

	June 30,	December 31,
	2026	2025

	(In thousands)
Total assets:
U.S. Drilling	$940,153	$967,478
International Drilling	2,504,274	2,434,728
Drilling Solutions	188,888	213,184
Rig Technologies	138,565	153,838
Total reportable segments	3,771,880	3,769,228
Other reconciling items (4)	648,065	1,020,429
Total	$4,419,945	$4,789,657
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment and unallocated corporate expenses, assets and capital expenditures.

(2)	Other segment expenses represent general and administrative expenses and research and engineering expenses.

(3)	Management evaluates the performance of our operating segments using adjusted operating income (loss), which is our segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) is provided in the above table.

(4)	Represents corporate-related assets.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	June 30, 2026

	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$206,893	$—	$39,845	$20,016	$—	$266,754
U.S. Offshore	17,960	—	1,727	—	—	19,687
Alaska	27,606	—	2,402	—	—	30,008
Canada	—	16,415	495	1,239	—	18,149
Middle East & Asia	—	282,069	34,000	15,425	—	331,494
Latin America	—	106,522	24,317	773	—	131,612
Europe, Africa & CIS	—	27,491	7,854	32	—	35,377
Eliminations & other	—	—	—	—	(18,286)	(18,286)
Total	$252,459	$432,497	$110,640	$37,485	$(18,286)	$814,795

	Six Months Ended
	June 30, 2026
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$398,856	$—	$75,505	$35,188	$—	$509,549
U.S. Offshore	38,888	—	3,430	—	—	42,318
Alaska	55,859	—	4,684	—	—	60,543
Canada	—	34,054	1,067	2,676	—	37,797
Middle East & Asia	—	556,518	66,476	24,963	—	647,957
Latin America	—	207,079	48,569	1,702	—	257,350
Europe, Africa & CIS	—	54,342	17,131	178	—	71,651
Eliminations & other	—	—	—	—	(28,822)	(28,822)
Total	$493,603	$851,993	$216,862	$64,707	$(28,822)	$1,598,343

	Three Months Ended
	June 30, 2025

	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$190,087	$—	$99,213	$18,934	$—	$308,234
U.S. Offshore	31,380	—	1,326	—	—	32,706
Alaska	33,971	—	2,654	4	—	36,629
Canada	—	12,472	455	1,545	—	14,472
Middle East & Asia	—	252,011	34,823	14,798	—	301,632
Latin America	—	89,765	23,661	872	—	114,298
Europe, Africa & CIS	—	30,722	8,151	374	—	39,247
Eliminations & other	—	—	—	—	(14,430)	(14,430)
Total	$255,438	$384,970	$170,283	$36,527	$(14,430)	$832,788

	Six Months Ended
	June 30, 2025
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$378,494	$—	$148,372	$37,791	$—	$564,657
U.S. Offshore	55,187	—	4,059	—	—	59,246
Alaska	52,503	—	3,595	4	—	56,102
Canada	—	15,043	1,073	3,407	—	19,523
Middle East & Asia	—	510,426	52,458	35,966	—	598,850
Latin America	—	185,230	43,539	2,275	—	231,044
Europe, Africa & CIS	—	55,989	10,366	1,249	—	67,604
Eliminations & other	—	—	—	—	(28,052)	(28,052)
Total	$486,184	$766,688	$263,462	$80,692	$(28,052)	$1,568,974

Contract balances

We perform our obligations under a contract with a customer by transferring goods or services in exchange for consideration from the customer. We recognize a contract asset or liability when we transfer goods or services to a customer and bill an amount that differs from the revenue allocated to the related performance obligations.

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In thousands)
As of December 31, 2025	$446,310	$19,335	$12,053	$41,927	$28,646
As of June 30, 2026	$487,924	$24,449	$19,412	$43,150	$30,242

Approximately 30% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2026, of which 16% was recognized during the six months ended June 30, 2026, and 24% is expected to be recognized during 2027. The remaining 46% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2028 or thereafter.

Additionally, 52% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2026, of which 35% was recognized during the six months ended June 30, 2026, and 20% is expected to be recognized during 2027. The remaining 28% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2028 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

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

On October 14, 2025, NETC II, e2, the Sponsor and Merger Sub entered into the Settlement Agreement and Release pursuant to which (i) e2 issued a secured promissory note to NETC II in an aggregate principal amount of $29.23 million and (ii) the parties agreed to dismiss the Complaint with prejudice. For the six months ended June 30, 2026, $10.6 million is included in Other, net in our consolidated statements of income (loss) related to the settlement.

The following table summarizes NETC II’s effects on changes in non-controlling interest subject to possible redemption.

2025
(In thousands)
Balance, beginning of year	$331,781
Net earnings	6,803
Balance as of June 30	$338,584

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

Our business depends, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a sustained increase or decrease in the price of oil or natural gas that has a material impact on exploration, development and production activities could also materially affect our financial position, results of operations and cash flows.

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

Outlook

Demand for our services and products is subject to a complex combination of macroeconomic, industry and company-specific factors that influence our clients’ decisions to invest in exploration, development and production activities. The volume of these activities is significantly influenced by the prices of crude oil and natural gas, which can fluctuate widely, are inherently volatile and tend to be highly sensitive to a range of factors. These factors include global supply and demand dynamics, production decisions and actions taken by major oil-producing countries, as well as geopolitical developments impacting large hydrocarbon-producing regions.

In addition to commodity price dynamics, client capital allocation priorities can materially influence drilling activity. Certain oil and gas producers may intentionally limit their capital spending as they focus on capital discipline, shareholder returns and other priorities over production growth. These actions can moderate activity levels even during periods of favorable commodity prices. Further, significant industry consolidation, particularly among U.S. operators has occurred in recent years. In certain cases, these transactions have impacted demand for drilling services, as the combined operators reassess development plans and rationalize drilling rig requirements.

Since late 2022, global energy commodity markets have experienced sustained volatility driven by evolving geopolitical dynamics, and more recently, domestic policy changes. During the first half of 2026, the conflict in the Middle East resulted in damage to oil and gas production facilities in several producing countries and a very significant curtailment in oil and gas exports from the region. The near-term impact of these events was a dramatic increase in global crude oil prices and elevated natural gas prices in certain markets.

Operator responses to the conflict have varied by region. In the Middle East, a number of offshore rigs have been placed on standby or had operations suspended. In contrast, land drilling activity in the markets where we operate has remained resilient, and in our case, has increased modestly.

In the United States, operators generally maintained or increased their drilling activity, as oil prices strengthened. However, most larger U.S. operators remain committed to their prior spending plans and have not increased drilling activity levels in response to the recent movement in oil prices.

Also in the United States, leading-edge rig pricing has begun to increase, supporting widening daily rig margins. At the same time, continued gains in drilling efficiency have enabled U.S. oil and gas producers to sustain production levels with fewer rigs. As a result, while rig pricing dynamics are improving, these efficiency gains have reduced the number of rigs required.

Internationally, we continue to see constructive medium- to longer-term fundamentals supported by production capacity expansion and the development of unconventional resources in a number of key markets. In many of these regions, drilling activity is supported by longer-term contractual agreements, which tend to moderate near-term volatility. Nevertheless, activity levels may be affected by near-term geopolitical developments, supply-chain disruptions and customer-specific capital allocation decisions.

Comparison of the three months ended June 30, 2026 and 2025

Operating revenues for the three months ended June 30, 2026 totaled $814.8 million, representing a decrease of $18.0 million, compared to the three months ended June 30, 2025. For a more detailed description of operating results, see Segment Results of Operations below.

Net loss attributable to Nabors totaled $22.3 million ($2.04 per diluted share) for the three months ended June 30, 2026 compared to net loss attributable to Nabors of $30.9 million ($2.71 per diluted share) for the three months ended June 30, 2025, or an $8.6 million increase in net income. See Segment Results of Operations and Other Financial Information below for additional discussion.

General and administrative expenses for the three months ended June 30, 2026 totaled $71.4 million, representing a decrease of $11.4 million, or 14%, compared to the three months ended June 30, 2025. This is reflective of decreases in workforce costs and general operating costs related to Quail Tools, LLC, which was sold on August 20, 2025 along with a reduction in staffing levels and general-cost-reduction effects in our corporate offices subsequent to the acquisition of Parker Drilling.

Depreciation and amortization expense for the three months ended June 30, 2026 was $160.5 million, representing a decrease of $14.5 million, or 8%, compared to the three months ended June 30, 2025. The decrease is a result of the assets sold as part of the sale of Quail Tools, LLC on August 20, 2025.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	June 30,
	2026	2025	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$252,459	$255,438	$(2,979)	(1)%
Adjusted operating income (loss) (1)	$30,961	$39,788	$(8,827)	(22)%
Average rigs working (2)	77.8	72.4	5.4	7%

International Drilling
Operating revenues	$432,497	$384,970	$47,527	12%
Adjusted operating income (loss) (1)	$45,860	$36,051	$9,809	27%
Average rigs working (2)	93.4	85.9	7.5	9%

Drilling Solutions
Operating revenues	$110,640	$170,283	$(59,643)	(35)%
Adjusted operating income (loss) (1)	$32,125	$50,365	$(18,240)	(36)%

Rig Technologies
Operating revenues	$37,485	$36,527	$958	3%
Adjusted operating income (loss) (1)	$1,497	$1,721	$(224)	(13)%
(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 12—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment decreased by $3.0 million or 1% during the three months ended June 30, 2026 compared to the corresponding prior year period. The decrease is primarily attributable to a decline in day rates partially offset by a 7% increase in the average rigs working.

International Drilling

Operating revenues for our International Drilling segment during the three months ended June 30, 2026 increased by $47.5 million or 12% compared to the corresponding prior year period. The increase is primarily attributable to a 9% increase in the average rigs working, reflecting increased drilling activity, along with improved pricing, as market conditions and demand for our international drilling services have increased since the prior year.

Drilling Solutions

Operating revenues for this segment decreased by $59.6 million or 35% during the three months ended June 30, 2026 compared to the corresponding prior year period. The decrease is primarily attributable to operating revenue from Quail Tools, LLC, which is included in the activity for the three months ended June 30, 2025. Quail Tools, LLC was sold on August 20, 2025.

Rig Technologies

Operating revenues for our Rig Technologies segment increased by $1.0 million or 3% during the three months ended June 30, 2026 compared to the corresponding prior year period due to the overall increase in activity.

Other Financial Information

Interest expense

Interest expense for the three months ended June 30, 2026 was $42.7 million, representing a decrease of $13.4 million, or 24%, compared to the three months ended June 30, 2025. The decrease was primarily due to a decrease in our average outstanding debt balance throughout the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Other, net

Other, net for the three months ended June 30, 2026 was a loss of $5.7 million compared to $6.1 million loss for the three months ended June 30, 2025 representing a $0.4 million decrease in loss. During the three months ended June 30, 2026, the amount primarily consisted of $5.2 million related to severance and reorganization costs, $1.1 million related to increases in litigation reserves and $0.8 million in foreign currency transaction losses, which was offset by $1.0 million of mark-to-market gains on the common share warrants. In comparison, the amount during the three months ended June 30, 2025 primarily consisted of $2.1 million in foreign currency transaction losses, $3.8 million of other than temporary impairment on securities and $7.1 million related to severance and reorganization costs, which was offset by $3.2 million of mark-to-market gains on the common share warrants and $11.7 million in gain on sales of assets.

Income tax

Our worldwide tax expense for the three months ended June 30, 2026 was $16.4 million compared to $23.1 million for the three months ended June 30, 2025. The decrease in tax expense was primarily attributable to the change in amount and geographic mix of our pre-tax earnings (losses).

Comparison of the six months ended June 30, 2026 and 2025

Operating revenues for the six months ended June 30, 2026 totaled $1.6 billion, representing an increase of $29.4 million, compared to the six months ended June 30, 2025. For a more detailed description of operating results, see Segment Results of Operations below.

Net loss attributable to Nabors totaled $37.5 million ($3.58 per diluted share) for the six months ended June 30, 2026 compared to net income attributable to Nabors of $2.1 million ($1.01 loss per diluted share) for the six months ended June 30, 2025, or a $39.6 million decrease in net income. See Segment Results of Operations and Other Financial Information below for additional discussion.

General and administrative expenses for the six months ended June 30, 2026 totaled $143.1 million, representing a decrease of $8.1 million, or 5%, compared to the six months ended June 30, 2025. This is reflective of decreases in workforce costs and general operating costs related to Quail Tools, LLC, which was sold on August 20, 2025 along with a reduction in staffing levels and general-cost-reduction effects in our corporate offices subsequent to the acquisition of Parker Drilling.

Depreciation and amortization expense for the six months ended June 30, 2026 was $316.7 million, representing a decrease of $13.0 million, or 4%, compared to the six months ended June 30, 2025. The decrease is a result of the assets sold as part of the sale of Quail Tools, LLC, which was sold on August 20, 2025.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Six Months Ended
	June 30,
	2026	2025	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$493,603	$486,184	$7,419	2%
Adjusted operating income (loss) (1)	$55,585	$71,387	$(15,802)	(22)%
Average rigs working (2)	76.5	70.3	6.2	9%

International Drilling
Operating revenues	$851,993	$766,688	$85,305	11%
Adjusted operating income (loss) (1)	$86,617	$69,009	$17,608	26%
Average rigs working (2)	93.0	85.4	7.6	9%

Drilling Solutions
Operating revenues	$216,862	$263,462	$(46,600)	(18)%
Adjusted operating income (loss) (1)	$63,997	$83,278	$(19,281)	(23)%

Rig Technologies
Operating revenues	$64,707	$80,692	$(15,985)	(20)%
Adjusted operating income (loss) (1)	$(391)	$6,056	$(6,447)	(106)%

(3)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 12—Segment Information to the consolidated financial statements included in Item 1 of the report.

(4)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment increased by $7.4 million or 2% during the six months ended June 30, 2026 compared to the corresponding prior year period. The increase is primarily attributable to a 9% increase in the average rigs working, reflecting increased drilling activity that was partially offset by a decline in day rates.

International Drilling

Operating revenues for our International Drilling segment during the six months ended June 30, 2026 increased by $85.3 million or 11% compared to the corresponding prior year period. The increase is primarily attributable to a 9%

increase in the average rigs working, along with improved pricing, as market conditions and demand for our international drilling services have increased since the prior year.

Drilling Solutions

Operating revenues for this segment decreased by $46.6 million or 18% during the six months ended June 30, 2026 compared to the corresponding prior year period. The decrease is primarily attributable to operating revenues from Quail Tools, LLC, which was included in the activity for the six months ended June 30, 2025. Quail Tools, LLC was sold on August 20, 2025. This decrease was partially offset by a full six months of activity for the six months ended June 30, 2026 from our Parker Drilling acquisition, which was completed on March 11, 2025.

Rig Technologies

Operating revenues for our Rig Technologies segment decreased by $16.0 million or 20% during the six months ended June 30, 2026 compared to the corresponding prior year period due to a decline in activity.

Other Financial Information

Interest expense

Interest expense for the six months ended June 30, 2026 was $86.4 million, representing a decrease of $24.0 million, or 22%, compared to the six months ended June 30, 2025. The decrease was primarily due to a decrease in our average outstanding debt balance throughout the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Gain on bargain purchase

Gain on bargain purchase for the six months ended June 30, 2026 and 2025 was $0 and $116.5 million, respectively. The gain on bargain purchase was related to the Parker acquisition in the first quarter of 2025.

Other, net

Other, net for the six months ended June 30, 2026 was a gain of $7.7 million compared to $50.9 million loss for the six months ended June 30, 2025 representing a $58.2 million increase in income. During the six months ended June 30, 2026, the amount primarily consisted of $15.3 million from decreased reserves and a favorable settlement related to litigation, which was offset by $5.8 million related to severance and reorganization costs, $1.7 million in loss recognized for debt buybacks and $2.0 million in foreign currency transaction losses. In comparison, the amount during the six months ended June 30, 2025 primarily consisted of $26.5 million in asset impairments related to assets held in Russia, $19.1 million of transaction related costs and $12.2 million related to severance and reorganization costs, which was offset by $7.4 million of mark-to-market gains on the common share warrants and $15.8 million in gain on sales of assets.

Income tax

Our worldwide tax expense for the six months ended June 30, 2026 was $33.3 million compared to $38.1 million for the six months ended June 30, 2025. The decrease in tax expense was primarily attributable to the change in amount and geographic mix of our pre-tax earnings (losses).

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under the 2024 Credit Agreement and cash generated from operations. As of June 30, 2026, we had cash and short-term investments of $509.8 million and working capital of $563.5 million. As of December 31, 2025, we had cash and short-term investments of $940.7 million and working capital of $558.6 million.

On June 30, 2026, we had no borrowings and $69.7 million of letters of credit outstanding under the 2024 Credit Agreement, which had a total borrowing capacity of $350.0 million and a separate letter of credit tranche that permits us to issue letters of credit with total reimbursement obligations not to exceed $125 million, which was, on April 4, 2026, increased to $150.0 million by the Joinder, with letters of credit not affecting revolving loan capacity and vice versa.

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

As of the date of this report, we were in compliance with all covenants under the 2024 Credit Agreement, including those regarding the required interest coverage ratio and minimum guarantor value, which were 4.69:1.00 and 99.8%, respectively, as of June 30, 2026. If we fail to perform our obligations under the covenants, the revolving credit commitments under the 2024 Credit Agreement could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. If necessary, we have the ability to manage our covenant compliance by taking certain actions including reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. We expect to remain in compliance with all covenants under the 2024 Credit Agreement during the twelve-month period following the date of this report based on our current operational and financial projections, including after giving effect to the Parker acquisition. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

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

We had seven letter-of-credit facilities with various banks as of June 30, 2026. Availability under these facilities as of June 30, 2026 was as follows:

June 30,
2026
(In thousands)
Credit available	$270,333
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	131,689
Remaining availability	$138,644

As of June 30, 2026, approximately 29%, 15% and 14% of our net accounts receivable balance was related to our operations in Saudi Arabia, U.S. and Mexico, respectively. Our largest customer in Mexico has a history of making late payments and, in more recent periods, has utilized third-party financial institutions to pay certain of our receivables. The balances due are not in dispute; however, additional or continued delays in customer payments in the future could differ from historical practice and management’s current expectations.

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

The amount available for purchase under the A/R Agreements fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreements is $250.0 million and the amount of receivables purchased by the third-party Purchasers as of June 30, 2026 was $138.0 million.

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

Purchase commitments outstanding at June 30, 2026 totaled approximately $335.2 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the six months ended June 30, 2026 and 2025 below.

Operating Activities. Net cash provided by operating activities totaled $248.6 million during the six months ended June 30, 2026, compared to net cash provided of $239.5 million during the corresponding 2025 period. Operating cash flows are our primary source of capital and liquidity. Cash from operating results (before working capital changes) was $342.2 million for the six months ended June 30, 2026, an increase of $38.5 million when compared to $303.7 million in the corresponding 2025 period. This was due to the increase in activity across our business for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are also significant factors affecting operating cash flows and can be highly volatile in periods of increasing or decreasing activity levels. Changes in working capital items used $93.6 million in cash flows during the six months ended June 30, 2026, a $29.4 million favorable change as compared to the $64.2 million in cash flows used by working capital in the corresponding 2025 period.

Investing Activities. Net cash used by investing activities totaled $292.3 million during the six months ended June 30, 2026 compared to net cash used of $210.9 million during the corresponding 2025 period. Our primary use of cash for investing activities is capital expenditures for rig-related enhancements, new construction and equipment, and sustaining capital expenditures. During the six months ended June 30, 2026 and 2025, we used cash for capital expenditures totaling $290.6 million and $343.9 million, respectively. During the six months ended June 30, 2025, we received $84.4 million in cash acquired in the Parker acquisition, net of cash paid.

Financing Activities. Net cash used by financing activities totaled $385.1 million during the six months ended June 30, 2026. During the six months ended June 30, 2026, we repaid $379.1 million of outstanding long-term debt.

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

Other Matters

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies.

Off-Balance Sheet Arrangements (Including Guarantees)

We are a party to transactions, agreements or other contractual arrangements defined as “off-balance sheet arrangements” that could have a material future effect on our financial position, results of operations, liquidity and capital resources. The most significant of these off-balance sheet arrangements include the A/R Agreements (see —Accounts Receivable Purchase and Sales Agreements, above) and certain agreements and obligations under which we provide financial or performance assurance to third parties. Certain of these financial or performance assurances serve as guarantees, including standby letters of credit issued on behalf of insurance carriers in conjunction with our workers’ compensation insurance program and other financial surety instruments such as bonds. In addition, we have provided indemnifications that serve as guarantees to some third parties. These guarantees include indemnification provided by us to our share transfer agent and our insurance carriers. We are not able to estimate the potential future maximum payments that might be due under our indemnification guarantees. Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote.

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2026	2027	2028	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$31,285	842	1,975	80	$34,182

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2025 Annual Report. There were no material changes in our exposure to market risk during the six months ended June 30, 2026 from those disclosed in our 2025 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We withheld the following shares of our common shares to satisfy tax withholding obligations in connection with grants of share awards during the three months ended June 30, 2026 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
April 1 - April 30	—	$79.99	—	278,914
May 1 - May 31	—	$102.61	—	278,914
June 1 - June 30	—	$—	—	278,914

(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2016 Stock Plan. Each of the 2016 Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was reaffirmed by the Board in February 2019 and in May 2025. Through June 30, 2026, we repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of June 30, 2026, we had $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same rights as other outstanding shares. As of June 30, 2026, our subsidiaries held 1.2 million of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c) During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Incremental Joinder to the Credit Agreement, dated as of April 7, 2026, among Nabors Industries, Inc., as Borrower, Nabors Industries Ltd., as Holdings, BOKF, NA dba Bank of Texas, as the incremental letters of credit facility participant, the Issuing Banks party thereto and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10. 1 to our Current Report Form 8-K (File No. 001-32657) filed with the SEC on April 7, 2026).

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MIGUEL RODRIGUEZ
Miguel Rodriguez
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	July 31, 2026