Form 10-Q
period 2026-09-30
NABORS INDUSTRIES LTD
filed 2026-11-04
CIK 1163739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

The number of common shares, par value $.05 per share, outstanding as of October 30, 2026 was 15,186,515, excluding 1,161,283 common shares held by our subsidiaries, or 16,347,798 in the aggregate.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2026	2025

	(In thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$475,072	$940,707
Short-term investments	73	31
Accounts receivable, net of allowance of $46,823 and $55,193, respectively (2)	511,663	391,705
Inventory, net	87,248	94,789
Other current assets	131,058	124,341
Total current assets	1,205,114	1,551,573
Property, plant and equipment, net	2,884,274	2,920,019
Deferred income taxes	180,253	189,224
Other long-term assets	173,676	128,841
Total assets (1)	$4,443,317	$4,789,657
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt, net	$—	$377,492
Trade accounts payable	370,483	300,467
Accrued liabilities	263,833	279,007
Income taxes payable	35,471	26,295
Current lease liabilities	10,206	9,740
Total current liabilities	679,993	993,001
Long-term debt, net	2,022,758	2,117,187
Other long-term liabilities	240,405	234,700
Deferred income taxes	4,893	7,126
Total liabilities (1)	2,948,049	3,352,014
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest in subsidiary	502,718	482,446

Shareholders’ equity:
Common shares, par value $0.05 per share:
Authorized common shares 32,000; issued 16,350 and 15,703, respectively	818	785
Capital in excess of par value	3,797,278	3,752,604
Accumulated other comprehensive income (loss)	(10,980)	(10,397)
Retained earnings (accumulated deficit)	(1,905,453)	(1,836,514)
Less: treasury shares, at cost, 1,161 and 1,161 common shares, respectively	(1,315,751)	(1,315,751)
Total shareholders’ equity	565,912	590,727
Noncontrolling interest	426,638	364,470
Total equity	992,550	955,197
Total liabilities and equity	$4,443,317	$4,789,657
(1)	The condensed consolidated balance sheets include assets and liabilities of consolidated joint ventures. See Note 4—Joint Ventures for additional information.
(2)	Includes related party balances of $211.5 million and $121.0 million as of September 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands, except per share amounts)
Revenues and other income:
Operating revenues (2)	$872,194	$818,190	$2,470,537	$2,387,164
Investment income (loss)	4,143	7,323	9,161	20,048
Total revenues and other income	876,337	825,513	2,479,698	2,407,212

Costs and other deductions:
Direct costs	536,577	491,828	1,537,597	1,428,009
General and administrative expenses	76,733	77,076	219,868	228,308
Research and engineering	13,341	12,978	41,056	39,735
Depreciation and amortization	159,744	160,347	476,479	490,046
Interest expense	42,087	54,334	128,526	164,741
Gain on disposition of Quail Tools	—	(415,557)	—	(415,557)
Gain on bargain purchase	—	—	—	(116,499)
Other, net	11,428	24,470	3,717	75,334
Total costs and other deductions	839,910	405,476	2,407,243	1,894,117
Income (loss) before income taxes	36,427	420,037	72,455	513,095
Income tax expense (benefit):
Current	17,931	26,250	43,749	52,089
Deferred	2,512	91,321	9,983	103,566
Total income tax expense (benefit)	20,443	117,571	53,732	155,655
Net income (loss) (1)	15,984	302,466	18,723	357,440
Less: Net (income) loss attributable to noncontrolling interest	(27,149)	(28,268)	(67,384)	(81,164)
Net income (loss) attributable to Nabors	$(11,165)	$274,198	$(48,661)	$276,276

Earnings (losses) per share:
Basic	$(1.24)	$18.25	$(4.81)	$18.99
Diluted	$(1.24)	$16.85	$(4.81)	$17.54

Weighted-average number of common shares outstanding:
Basic	14,503	14,098	14,330	12,880
Diluted	14,503	15,321	14,330	14,092
(1)	The condensed consolidated income statements include operating activities of consolidated joint ventures. See Note 4—Joint Ventures for additional information.
(2)	Includes related party revenues of $0.3 billion and $0.9 billion for the three and nine months ended September 30, 2026, respectively and $0.3 billion and $0.8 billion for the three and nine months ended September 30, 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)
Net income (loss) attributable to Nabors	$(11,165)	$274,198	$(48,661)	$276,276
Other comprehensive income (loss), before tax:
Translation adjustment attributable to Nabors	343	(334)	(610)	(669)
Pension liability amortization and adjustment	—	52	35	157
Other comprehensive income (loss), before tax	343	(282)	(575)	(512)
Income tax expense (benefit) related to items of other comprehensive income (loss)	—	12	8	36
Other comprehensive income (loss), net of tax	343	(294)	(583)	(548)
Comprehensive income (loss) attributable to Nabors	(10,822)	273,904	(49,244)	275,728
Comprehensive income (loss) attributable to noncontrolling interest	27,149	28,268	67,384	81,164
Comprehensive income (loss)	$16,327	$302,172	$18,140	$356,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$18,723	$357,440
Adjustments to net income (loss):
Depreciation and amortization	476,479	490,046
Deferred income tax expense (benefit)	9,983	103,566
Impairments and other charges	(26)	31,102
Amortization of debt discount and deferred financing costs	5,292	6,681
Bargain purchase gain	—	(116,499)
Losses (gains) on debt buyback	7,182	1,948
Losses (gains) on sale of long-lived assets, net	704	(13,362)
Share-based compensation	13,335	14,623
Foreign currency transaction losses (gains), net	5,117	5,347
Mark-to-market (gain) loss on warrants	(672)	(7,424)
Gain on disposition of Quail Tools, excluding transaction costs	—	(415,557)
Other	(336)	3,974
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable (1)	(115,289)	(15,813)
Inventory	7,548	19,904
Other current assets	(8,038)	(22,651)
Other long-term assets	(195)	15,596
Trade accounts payable and accrued liabilities	51,929	(4,553)
Income taxes payable	9,788	1,980
Other long-term liabilities	5,950	(8,923)
Net cash provided by (used for) operating activities	487,474	447,425
Cash flows from investing activities:
Purchase of investments	(7,000)	(4,336)
Cash acquired in stock-based business combination, net of cash paid	—	84,429
Proceeds from disposition of Quail Tools	—	371,319
Capital expenditures	(460,803)	(553,886)
Proceeds from sales of assets and insurance claims	11,975	50,609
Other	(894)	7,502
Net cash (used for) provided by investing activities	(456,722)	(44,363)
Cash flows from financing activities:
Reduction in debt	(484,013)	(343,036)
Proceeds from revolving credit facilities	—	398,000
Reduction in revolving credit facilities	—	(398,000)
Payment of dividend to former Parker shareholders	—	(6,052)
Payments for employee taxes on net settlement of equity awards	(3,627)	(2,151)
Distributions to noncontrolling interest	(4,776)	(1,625)
Special purpose acquisition company redemptions by non-controlling redeemable shareholders	—	(186,655)
Other	5	—
Net cash (used for) provided by financing activities	(492,411)	(539,519)
Effect of exchange rate changes on cash and cash equivalents	(3,734)	(2,669)
Net increase (decrease) in cash and cash equivalents and restricted cash	(465,393)	(139,126)
Cash and cash equivalents and restricted cash, beginning of period	942,844	722,960
Cash and cash equivalents and restricted cash, end of period	$477,451	$583,834

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents, beginning of period	940,707	389,652
Restricted cash, beginning of period	2,137	333,308
Cash and cash equivalents and restricted cash, beginning of period	$942,844	$722,960

Cash and cash equivalents, end of period	475,072	428,051
Restricted cash, end of period	2,379	155,783
Cash and cash equivalents and restricted cash, end of period	$477,451	$583,834
(1)	Includes changes in related party balances of $90.5 million and $3.4 million for the nine months ended September 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NABORS INDUSTRIES LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

			Capital	Accumulated	Retained
	Common Shares		in Excess	Other	Earnings		Non-
		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of June 30, 2025	15,733	$787	$3,738,989	$(10,668)	$(2,105,373)	$(1,315,751)	$332,344	$640,328
Net income (loss)	—	—	—	—	274,198	—	28,268	302,466
Other comprehensive income (loss), net of tax	—	—	—	(294)	—	—	—	(294)
Share-based compensation	11	—	5,981	—	—	—	—	5,981
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(1,479)	(1,479)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(7,344)	—	—	(7,344)
Other	(26)	—	—	—	(749)	—	—	(749)
As of September 30, 2025	15,718	$787	$3,744,970	$(10,962)	$(1,839,268)	$(1,315,751)	$359,133	$938,909

As of June 30, 2026	15,962	$798	$3,757,860	$(11,323)	$(1,887,456)	$(1,315,751)	$401,864	$945,992
Net income (loss)	—	—	—	—	(11,165)	—	27,149	15,984
Other comprehensive income (loss), net of tax	—	—	—	343	—	—	—	343
Share issuance	392	20	34,980	—	—	—	—	35,000
Share-based compensation	(4)	—	4,469	—	—	—	—	4,469
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(2,375)	(2,375)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(6,832)	—	—	(6,832)
Other	—	—	(31)	—	—	—	—	(31)
As of September 30, 2026	16,350	$818	$3,797,278	$(10,980)	$(1,905,453)	$(1,315,751)	$426,638	$992,550

			Capital	Accumulated	Retained
	Common Shares		in Excess	Other	Earnings		Non-
		Par	of Par	Comprehensive	(Accumulated	Treasury	controlling	Total
(In thousands)	Shares	Value	Value	Income (Loss)	Loss)	Shares	Interest	Equity
As of December 31, 2024	10,661	$533	$3,552,756	$(10,414)	$(2,092,128)	$(1,315,751)	$286,251	$421,247
Net income (loss)	—	—	—	—	276,276	—	81,164	357,440
Share issuance related to Parker acquisition	4,800	239	179,741	—	—	—	—	179,980
Other comprehensive income (loss), net of tax	—	—	—	(548)	—	—	—	(548)
Share-based compensation	328	16	14,623	—	—	—	—	14,639
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(8,282)	(8,282)
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(21,792)	—	—	(21,792)
Other	(71)	(1)	(2,150)	—	(1,624)	—	—	(3,775)
As of September 30, 2025	15,718	$787	$3,744,970	$(10,962)	$(1,839,268)	$(1,315,751)	$359,133	$938,909

As of December 31, 2025	15,703	$785	$3,752,604	$(10,397)	$(1,836,514)	$(1,315,751)	$364,470	$955,197
Net income (loss)	—	—	—	—	(48,661)	—	67,384	18,723
Share issuance	392	20	34,980	—	—	—	—	35,000
Other comprehensive income (loss), net of tax	—	—	—	(583)	—	—	—	(583)
Noncontrolling interest contributions (distributions)	—	—	—	—	—	—	(5,216)	(5,216)
Share-based compensation	313	16	13,335	—	—	—	—	13,351
Accrued distribution on redeemable noncontrolling interest in subsidiary	—	—	—	—	(20,272)	—	—	(20,272)
Other	(58)	(3)	(3,641)	—	(6)	—	—	(3,650)
As of September 30, 2026	16,350	$818	$3,797,278	$(10,980)	$(1,905,453)	$(1,315,751)	$426,638	$992,550

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

With operations in approximately 20 countries, we are a global provider of drilling and drilling-related services for land-based and offshore oil and natural gas wells, with a fleet of rigs and drilling-related equipment, which as of September 30, 2026 included:

●	240 actively marketed rigs for land-based drilling operations in the United States and various countries throughout the world; and

●	26 actively marketed rigs for offshore platform drilling operations in the United States and multiple international markets.

Note 2 Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Nabors have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) applicable to interim reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC” or “Commission”), certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. Therefore, these financial statements should be read together with our annual report on Form 10-K for the year ended December 31, 2025 (“2025 Annual Report”). In management’s opinion, the unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to state fairly our financial position as of September 30, 2026 and the results of operations, comprehensive income (loss), cash flows and changes in equity for the periods presented herein. Interim results for the nine months ended September 30, 2026 may not be indicative of results that will be realized for the full year ending December 31, 2026.

Principles of Consolidation

Our condensed consolidated financial statements include the accounts of Nabors, as well as all majority-owned and non-majority owned subsidiaries consolidated in accordance with U.S. GAAP. All significant intercompany accounts and transactions are eliminated in consolidation.

In addition to the consolidation of our majority owned subsidiaries, we also consolidate variable interest entities (“VIE”) when we are determined to be the primary beneficiary of a VIE. Determination of the primary beneficiary of a VIE is based on whether an entity has (a) the power to direct activities that most significantly impact the economic performance of the VIE and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our determination of the primary beneficiary of a VIE considers all relationships between us and the VIE. Our joint venture, SANAD, which is equally owned by Saudi Aramco and Nabors, has been consolidated. We have the power to direct activities that most significantly impact SANAD’s economic performance, including operations, maintenance and certain sourcing and procurement; therefore we have determined Nabors to be the primary beneficiary. See Note 4—Joint Ventures. Also, we are the co-sponsor of a special purpose acquisition company

(the “SPAC”) and have determined it is a VIE. Nabors is the primary beneficiary of the SPAC as we have the power to direct activities, the right to receive benefits and the obligation to absorb losses. Therefore, the SPAC has been consolidated. See Note 14—Special Purpose Acquisition Company.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out or weighted-average cost methods and includes the cost of materials, labor and manufacturing overhead. Inventory included the following:

	September 30,	December 31,
	2026	2025

	(In thousands)
Raw materials	$78,464	$87,787
Work-in-progress	8,290	6,532
Finished goods	494	470
	$87,248	$94,789

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

The acquisition has been accounted for as a business combination using the acquisition method. Under the acquisition method of accounting, the fair value of the consideration transferred is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date. The fair value of the net assets acquired amounted to approximately $294.2 million at the date of acquisition, and as a result, we recorded a gain of $113.7 million related to the excess of the fair value of the net assets acquired over the acquisition price. The excess is referred to as a “bargain purchase gain.” This bargain purchase gain indicated that the fair value of the net assets acquired (which represents the price at which the assets would be exchanged between a willing buyer and seller) was in excess of the amount for which we acquired such net assets. Before recognizing the bargain purchase gain, we reassessed the methods used in the acquisition accounting and verified that we had identified all of the assets acquired and all of the liabilities assumed, and that there were no additional assets or liabilities to be considered. We also reassessed the process used to measure amounts recognized on the closing date of the merger to ensure that the measurements reflected all consideration transferred based on available information.

The bargain purchase gain was due to the decrease in the share price of our stock from the date the merger agreement was signed, to the closing date while the agreed upon purchase price of 4.8 million of our common shares, as stipulated in the merger agreement, remained the same. On October 14, 2024, the date the merger agreement was signed, and on March 11, 2025, the closing date of the merger, the closing prices of our common stock were $77.52 and $37.50, respectively. Pursuant to the merger agreement, the precise number of shares to be issued to Parker stockholders was determined based upon the volume weighted average price of Nabors common shares on the New York Stock Exchange (“NYSE”) for the 15 trading days ending the fifth day before the closing of the merger (“Closing Price”) and, if that Closing Price was below $42.70, Parker stockholders would also receive a cash component as consideration for their shares of Parker stock. This resulted in a $0.6 million aggregate cash payment.

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

The following table summarizes our selected financial information on a pro forma basis:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2025	2025

	(In thousands)
Operating revenues (1)	$818,190	$2,490,283
Net income (loss) (2)	302,466	270,034
(1)	Includes operating revenue from Quail Tools of $34.2 million and $154.8 million for the three and nine months ended September 30, 2025 respectively.

(2)	Net income (loss) for the three and nine months ended September 30, 2025 includes the gain on disposition of Quail Tools of $415.6 million.

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

In connection with the sale, we recognized a gain of $415.6 million during the three months ended September 30, 2025, which is included in Gain on disposition of Quail Tools in our consolidated statements of income (loss). The gain on disposition of Quail Tools resulted in an increase of $101.1 million to the provision for income taxes during the three and nine months ended September 30, 2025.

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

During 2017, Nabors and Saudi Aramco each contributed $20 million in cash for the purpose of capitalizing the joint venture upon formation. In addition, since inception Nabors and Saudi Aramco have each contributed a combination of drilling rigs, drilling rig equipment and other assets, including cash, with each of the party’s contributions having a value of approximately $394 million to the joint venture. The contributions were received in exchange for redeemable ownership interests that accrue interest annually, have a twenty-five year maturity and are required to be converted to authorized capital should certain events occur, including the accumulation of specified losses. In the accompanying condensed consolidated balance sheet, Nabors has reported Saudi Aramco’s share of authorized capital as a component of noncontrolling interest in equity and Saudi Aramco’s share of the redeemable ownership interests as redeemable noncontrolling interest in subsidiary, classified as mezzanine equity. As of September 30, 2026 and December 31, 2025, the amount included in redeemable noncontrolling interest was $502.7 million and $482.4 million, respectively. The accrued interest on the redeemable ownership interest is a non-cash financing activity and is reported as an increase in the redeemable noncontrolling interest in subsidiary line in our condensed consolidated balance sheet. The assets and liabilities included in the condensed balance sheet below are (a) assets that can either be used to settle obligations of the VIE or be made available in the future to the equity owners through dividends, distributions or in exchange of the redeemable ownership interests (upon mutual agreement of the owners) or (b) liabilities for which creditors do not have recourse to other assets of Nabors.

The condensed balance sheet of SANAD, as included in our condensed consolidated balance sheet, is presented below.

	September 30,	December 31,
	2026	2025

	(In thousands)
Assets:
Cash and cash equivalents	$180,635	$179,907
Accounts receivable	191,479	101,382
Other current assets	14,770	8,107
Property, plant and equipment, net	1,177,697	1,068,919
Other long-term assets	6,250	18,497
Total assets	$1,570,831	$1,376,812
Liabilities:
Accounts payable	$135,906	$102,543
Accrued liabilities	38,802	30,694
Other liabilities	70,212	62,306
Total liabilities	$244,920	$195,543

Note 5 Accounts Receivable Purchase and Sales Agreements

The Company entered into an accounts receivable sales agreement (the “A/R Sales Agreement”) and an accounts receivable purchase agreement (the “A/R Purchase Agreement,” and, together with the A/R Sales Agreement, the “A/R Agreements”). As part of the A/R Agreements, the Company continuously sells designated eligible pools of receivables as they are originated by it and certain of its U.S. subsidiaries to a separate, bankruptcy-remote, special purpose entity (“SPE”) pursuant to the A/R Sales Agreement. Pursuant to the A/R Purchase Agreement, the SPE in turn sells, transfers, conveys and assigns to unaffiliated third-party financial institutions (the “Purchasers”) all the rights, title and interest in and to its pool of eligible receivables (the “Eligible Receivables”). The sale of the Eligible Receivables qualifies for sale accounting treatment in accordance with ASC 860 – Transfers and Servicing. During the period of this program, cash receipts from the Purchasers at the time of the sale are classified as operating activities in our consolidated statement of cash flows and the associated receivables are derecognized from the Company’s consolidated balance sheet at the time of the sale. The remaining receivables held by the SPE were pledged to secure the collectability of the sold Eligible Receivables. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows in our consolidated statement of cash flows at the time of collection. The amount of receivables pledged as collateral as of September 30, 2026 and December 31, 2025 is approximately $63.3 million and $46.3 million, respectively.

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

The amount available for sale to the Purchasers under the A/R Purchase Agreement fluctuates over time based on the total amount of Eligible Receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. As of September 30, 2026 and December 31, 2025, approximately $168.0 million and $137.0 million had been sold to and as yet uncollected by the Purchasers, respectively.

Note 6 Debt

Debt consisted of the following:

	September 30,	December 31,
	2026	2025

	(In thousands)
7.50% senior guaranteed notes due January 2028	$—	$379,146
1.75% senior exchangeable notes due June 2029	250,000	250,000
9.125% senior priority guaranteed notes due January 2030	550,000	650,000
8.875% senior guaranteed notes due August 2031	550,000	550,000
7.625% senior priority guaranteed notes due November 2032	700,000	700,000
	$2,050,000	$2,529,146
Less: current portion	—	377,492
Less: deferred financing costs	27,242	34,467
Long-term debt	$2,022,758	$2,117,187

During the nine months ended September 30, 2026, we redeemed the $379.1 million remaining balance of the 7.50% senior guaranteed notes due January 2028 for approximately $393.4 million in cash, including principal and $14.2 million in accrued and unpaid interest. We also redeemed $100.0 million of the 9.125% senior priority guaranteed notes due January 2030 for approximately $104.9 million in cash, including principal and $0.3 million in accrued and unpaid interest. In connection with the redemptions, we recognized a $5.5 million and $7.2 million loss for the three and nine months ended September 30, 2026, which is included in Other, net in our condensed consolidated statement of income (loss).

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

As of September 30, 2026, we had no borrowings and $68.2 million of letters of credit outstanding under our 2024 Credit Agreement. In order to make any future borrowings under the 2024 Credit Agreement, Nabors and certain of its wholly owned subsidiaries are subject to compliance with the conditions and covenants contained therein, including compliance with applicable financial ratios.

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

On August 26, 2026, we entered into a Series B Preferred Stock Purchase Agreement (“Purchase Agreement”) with Quaise Energy, Inc. (“Quaise”) under which we purchased approximately 5.4 million shares of Series B-1 Preferred Stock of Quaise. As consideration for the preferred shares, we issued approximately 0.4 million common shares to Quaise in a private placement pursuant to Section 4(a)(2) of the Securities Act. The number of shares issued as consideration was determined by dividing $35.0 million by the volume-weighted average trading price per common share of Nabors on the NYSE for the three NYSE trading days ending immediately prior to the date of the Purchase Agreement. The transaction was a noncash investing and financing activity.

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

The Warrants were recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognized the Warrant instruments as liabilities at fair value and adjusted the instruments to fair value at each reporting period. The liabilities were subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized in the Company’s statement of operations. On December 31, 2025, the fair value of the Warrants was approximately $0.7 million. During the nine months ended September 30, 2026, approximately $0.7 million of gain has been recognized for the change in the liability and included in Other, net in our consolidated statements of income (loss). During the three and nine months ended September 30, 2025, approximately $25 thousand and $7.4 million of gain has been recognized for the change in the liability and included in Other, net in our consolidated statements of income (loss), respectively.

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

Recurring Fair Value Measurements

Our financial assets that are accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 consisted of short-term investments. During the nine months ended September 30, 2026, there were no transfers of our financial assets between Level 1 and Level 2 measures. No material Level 3 measurements existed for our financial assets for any of the periods presented.

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

	September 30, 2026		December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
7.50% senior guaranteed notes due January 2028	$—	$—	$379,146	$379,491
1.75% senior exchangeable notes due June 2029	250,000	230,313	250,000	202,868
9.125% senior priority guaranteed notes due January 2030	550,000	570,906	650,000	683,293
8.875% senior guaranteed notes due August 2031	550,000	556,584	550,000	533,638
7.625% senior priority guaranteed notes due November 2032	700,000	700,196	700,000	687,890
	$2,050,000	$2,057,999	$2,529,146	$2,487,180
Less: current portion	—		377,492
Less: deferred financing costs	27,242		34,467
	$2,022,758		$2,117,187

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

Management believes the likelihood that we would be required to perform or otherwise incur any material losses associated with any of these guarantees is remote. The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2026	2027	2028	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$30,771	948	1,975	101	$33,795

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (losses) per share computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands, except per share amounts)
BASIC EPS:
Net income (loss) (numerator):
Income (loss), net of tax	$15,984	$302,466	$18,723	$357,440
Less: net (income) loss attributable to noncontrolling interest	(27,149)	(28,268)	(67,384)	(81,164)
Less: deemed dividends to SPAC public shareholders	—	(750)	—	(750)
Less: accrued distribution on redeemable noncontrolling interest in subsidiary	(6,832)	(7,344)	(20,272)	(21,792)
Less: distributed and undistributed earnings allocated to unvested shareholders	—	(8,828)	—	(9,106)
Numerator for basic earnings per share:
Adjusted income (loss), net of tax - basic	$(17,997)	$257,276	$(68,933)	$244,628

Weighted-average number of shares outstanding - basic	14,503	14,098	14,330	12,880
Earnings (losses) per share:
Total Basic	$(1.24)	$18.25	$(4.81)	$18.99
DILUTED EPS:
Adjusted income (loss), net of tax - basic	$(17,997)	$257,276	$(68,933)	$244,628
Add: after tax interest expense of convertible notes	—	848	—	2,544
Add: effect of reallocating undistributed earnings of unvested shareholders	—	28	—	24
Adjusted income (loss), net of tax - diluted	$(17,997)	$258,152	$(68,933)	$247,196

Weighted-average number of shares outstanding - basic	14,503	14,098	14,330	12,880
Add: if converted dilutive effect of convertible notes	—	1,176	—	1,176
Add: dilutive effect of potential common shares	—	47	—	36
Weighted-average number of shares outstanding - diluted	14,503	15,321	14,330	14,092
Earnings (losses) per share:
Total Diluted	$(1.24)	$16.85	$(4.81)	$17.54

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

The average number of shares from options and shares related to outstanding Warrants that were excluded from diluted earnings (losses) per share that would potentially dilute earnings per share in the future were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Potentially dilutive securities excluded as anti-dilutive	11	3,477	1,876	3,500

Additionally, for the three and nine months ended September 30, 2026, we excluded 1.2 million common shares from the computation of diluted shares related to the conversion of the 1.75% senior exchangeable notes due June 2029, because their effect would be anti-dilutive under the if-converted method.

Note 11 Supplemental Balance Sheet and Income Statement Information

Accrued liabilities included the following:

	September 30,	December 31,
	2026	2025

	(In thousands)
Accrued compensation	$90,118	$75,130
Deferred revenue	63,655	53,531
Other taxes payable	44,133	42,199
Workers’ compensation liabilities	6,588	8,146
Interest payable	34,760	62,898
Litigation reserves	2,893	10,088
Accrued professional fees	2,248	2,296
Other accrued liabilities	19,438	24,719
	$263,833	$279,007

Investment income (loss) includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)
Interest and dividend income	$3,812	$7,325	$8,800	$20,317
Gains (losses) on marketable securities	331	(2)	361	(269)
	$4,143	$7,323	$9,161	$20,048

Other, net included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)
(Gains) losses on sales, disposals and involuntary conversions of long-lived assets	$827	$2,469	$704	$(13,360)
Asset impairment	—	—	—	26,456
Transaction related costs	—	743	—	19,858
Other than temporary impairment on securities	—	—	—	3,847
Severance and reorganization costs	434	9,823	6,203	21,978
Warrant and derivative valuation	—	(25)	(672)	(7,424)
Litigation expenses, reserves and settlements	611	2,389	(14,737)	3,768
Foreign currency transaction losses	3,116	3,260	5,117	5,395
Loss (gain) on debt buyback	5,525	3,863	7,182	1,948
Other losses (gains)	915	1,948	(80)	12,868
	$11,428	$24,470	$3,717	$75,334

The changes in accumulated other comprehensive income (loss), by component, included the following:

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2025	$2	$(3,444)	$(6,972)	$(10,414)
Other comprehensive income (loss) before reclassifications	—	—	(669)	(669)
Amounts reclassified from accumulated other comprehensive income (loss)	—	121	—	121
Net other comprehensive income (loss)	—	121	(669)	(548)
As of September 30, 2025	$2	$(3,323)	$(7,641)	$(10,962)
(1)	All amounts are net of tax.

	Gains	Defined
	(losses) on	benefit	Foreign
	cash flow	pension plan	currency
	hedges	items	items	Total

	(In thousands (1) )
As of January 1, 2026	$2	$(3,282)	$(7,117)	$(10,397)
Other comprehensive income (loss) before reclassifications	—	—	(610)	(610)
Amounts reclassified from accumulated other comprehensive income (loss)	—	27	—	27
Net other comprehensive income (loss)	—	27	(610)	(583)
As of September 30, 2026	$2	$(3,255)	$(7,727)	$(10,980)
(1)	All amounts are net of tax.

The line items that were reclassified to net income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)
General and administrative expenses	$—	$52	$35	$157
Total income (loss) before income tax	—	(52)	(35)	(157)
Tax expense (benefit)	—	(12)	(8)	(36)
Reclassification adjustment for (gains)/ losses included in net income (loss)	$—	$(40)	$(27)	$(121)

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

The following table sets forth financial information with respect to our reportable operating segments:

	Three Months Ended
	September 30, 2026

	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$274,925	$458,544	$116,065	$41,747	$891,281	$(19,087)	$872,194
Direct costs	(168,737)	(292,147)	(61,188)	(30,289)	(552,361)	15,784	(536,577)
Depreciation and amortization	(66,006)	(81,443)	(7,763)	(1,950)	(157,162)	(2,582)	(159,744)
Other segment expenses (2)	(6,797)	(20,679)	(10,964)	(6,471)	(44,911)	(45,163)	(90,074)
Total adjusted operating income (loss) (3)	$33,385	$64,275	$36,150	$3,037	$136,847

Capital expenditures	$47,691	$85,111	$5,334	$357	$138,493	$2,296	$140,789

	Nine Months Ended
	September 30, 2026
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$768,528	$1,310,537	$332,927	$106,454	$2,518,446	$(47,909)	$2,470,537
Direct costs	(466,524)	(854,394)	(177,806)	(77,386)	(1,576,110)	38,513	(1,537,597)
Depreciation and amortization	(192,567)	(246,640)	(22,441)	(6,026)	(467,674)	(8,805)	(476,479)
Other segment expenses (2)	(20,467)	(58,611)	(32,533)	(20,396)	(132,007)	(128,917)	(260,924)
Total adjusted operating income (loss) (3)	$88,970	$150,892	$100,147	$2,646	$342,655

Capital expenditures	$147,503	$296,154	$11,298	$1,162	$456,117	$2,206	$458,323

	Three Months Ended
	September 30, 2025

	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$249,836	$407,235	$141,942	$35,597	$834,610	$(16,420)	$818,190
Direct costs	(149,156)	(260,004)	(69,186)	(25,449)	(503,795)	11,967	(491,828)
Depreciation and amortization	(62,732)	(82,075)	(10,684)	(2,893)	(158,384)	(1,963)	(160,347)
Other segment expenses (2)	(6,519)	(19,680)	(12,090)	(6,378)	(44,667)	(45,387)	(90,054)
Total adjusted operating income (loss) (3)	$31,429	$45,476	$49,982	$877	$127,764

Capital expenditures	$39,238	$132,678	$16,186	$517	$188,619	$(566)	$188,053

	Nine Months Ended
	September 30, 2025
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Total Reportable Segments	Other items (1)	Total

	(In thousands)
Operating revenues	$736,020	$1,173,923	$405,404	$116,289	$2,431,636	$(44,472)	$2,387,164
Direct costs	(428,372)	(756,390)	(193,891)	(81,478)	(1,460,131)	32,122	(1,428,009)
Depreciation and amortization	(185,877)	(246,210)	(44,760)	(7,574)	(484,421)	(5,625)	(490,046)
Other segment expenses (2)	(18,955)	(56,838)	(33,493)	(20,304)	(129,590)	(138,453)	(268,043)
Total adjusted operating income (loss) (3)	$102,816	$114,485	$133,260	$6,933	$357,494

Capital expenditures	$107,137	$368,189	$57,772	$1,268	$534,366	$2,732	$537,098

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(In thousands)
Reconciliation of segment adjusted operating income (loss) to net income (loss):
Net income (loss)	$15,984	$302,466	$18,723	$357,440
Income tax expense (benefit)	20,443	117,571	53,732	155,655
Income (loss) before income taxes	36,427	420,037	72,455	513,095
Investment (income) loss	(4,143)	(7,323)	(9,161)	(20,048)
Interest expense	42,087	54,334	128,526	164,741
Gain on disposition of Quail Tools	—	(415,557)	—	(415,557)
Gain on bargain purchase	—	—	—	(116,499)
Other, net	11,428	24,470	3,717	75,334
Other reconciling items (1)	51,048	51,803	147,118	156,428
Total segment adjusted operating income (loss) (3)	$136,847	$127,764	$342,655	$357,494

	September 30,	December 31,
	2026	2025

	(In thousands)
Total assets:
U.S. Drilling	$923,256	$967,478
International Drilling	2,561,631	2,434,728
Drilling Solutions	167,644	213,184
Rig Technologies	137,988	153,838
Total reportable segments	3,790,519	3,769,228
Other reconciling items (4)	652,798	1,020,429
Total	$4,443,317	$4,789,657
(1)	Represents the elimination of inter-segment transactions related to our Rig Technologies operating segment and unallocated corporate expenses, assets and capital expenditures.

(2)	Other segment expenses represent general and administrative expenses and research and engineering expenses.

(3)	Management evaluates the performance of our operating segments using adjusted operating income (loss), which is our segment performance measure, because it believes that this financial measure reflects our ongoing profitability and performance. In addition, securities analysts and investors use this measure as one of the metrics on which they analyze our performance. A reconciliation to income (loss) is provided in the above table.

(4)	Represents corporate-related assets.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by geographical region. The table also includes a reconciliation of the disaggregated revenue with the reportable segments:

	Three Months Ended
	September 30, 2026
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$232,987	$—	$42,758	$22,289	$—	$298,034
U.S. Offshore	15,983	—	1,956	—	—	17,939
Alaska	25,955	—	2,432	—	—	28,387
Canada	—	16,191	646	983	—	17,820
Middle East & Asia	—	296,986	34,401	17,683	—	349,070
Latin America	—	119,769	25,834	792	—	146,395
Europe, Africa & CIS	—	25,598	8,038	—	—	33,636
Eliminations & other	—	—	—	—	(19,087)	(19,087)
Total	$274,925	$458,544	$116,065	$41,747	$(19,087)	$872,194

	Nine Months Ended
	September 30, 2026
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$631,843	$—	$118,261	$57,478	$—	$807,582
U.S. Offshore	54,870	—	5,386	—	—	60,256
Alaska	81,815	—	7,116	—	—	88,931
Canada	—	50,245	1,713	3,659	—	55,617
Middle East & Asia	—	853,504	100,878	42,645	—	997,027
Latin America	—	326,848	74,403	2,494	—	403,745
Europe, Africa & CIS	—	79,940	25,170	178	—	105,288
Eliminations & other	—	—	—	—	(47,909)	(47,909)
Total	$768,528	$1,310,537	$332,927	$106,454	$(47,909)	$2,470,537

	Three Months Ended
	September 30, 2025
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$185,404	$—	$71,336	$21,844	$—	$278,584
U.S. Offshore	30,802	—	2,843	—	—	33,645
Alaska	33,630	—	2,182	—	—	35,812
Canada	—	15,633	575	1,177	—	17,385
Middle East & Asia	—	270,003	34,549	12,207	—	316,759
Latin America	—	91,050	21,917	306	—	113,273
Europe, Africa & CIS	—	30,549	8,540	63	—	39,152
Eliminations & other	—	—	—	—	(16,420)	(16,420)
Total	$249,836	$407,235	$141,942	$35,597	$(16,420)	$818,190

	Nine Months Ended
	September 30, 2025
	U.S. Drilling	International Drilling	Drilling Solutions	Rig Technologies	Other	Total

	(In thousands)
Lower 48	$563,898	$—	$219,707	$59,633	$—	$843,238
U.S. Offshore	85,989	—	6,902	—	—	92,891
Alaska	86,133	—	5,778	4	—	91,915
Canada	—	30,676	1,648	4,584	—	36,908
Middle East & Asia	—	780,429	87,006	48,176	—	915,611
Latin America	—	276,279	65,458	2,580	—	344,317
Europe, Africa & CIS	—	86,539	18,905	1,312	—	106,756
Eliminations & other	—	—	—	—	(44,472)	(44,472)
Total	$736,020	$1,173,923	$405,404	$116,289	$(44,472)	$2,387,164

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

The opening and closing balances of our receivables, contract assets and current and long-term contract liabilities are as follows:

		Contract	Contract	Contract	Contract
	Contract	Assets	Assets	Liabilities	Liabilities
	Receivables	(Current)	(Long-term)	(Current)	(Long-term)

	(In thousands)
As of December 31, 2025	$446,310	$19,335	$12,053	$41,927	$28,646
As of September 30, 2026	$553,828	$24,711	$19,093	$53,237	$46,780

Approximately 31% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2026, of which 21% was recognized during the nine months ended September 30, 2026, and 24% is expected to be recognized during 2027. The remaining 45% of the contract liability balance at the beginning of the period is expected to be recognized as revenue during 2028 or thereafter.

Additionally, 52% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2026, of which 42% was recognized during the nine months ended September 30, 2026, and 21% is expected to be recognized during 2027. The remaining 27% of the contract asset balance at the beginning of the period is expected to be recognized as expense during 2028 or thereafter. This disclosure does not include variable consideration allocated entirely to a wholly unsatisfied performance obligation or promise to transfer a distinct good or service that forms part of a single performance obligation.

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

On October 14, 2025, NETC II, e2, the Sponsor and Merger Sub entered into the Settlement Agreement and Release pursuant to which (i) e2 issued a secured promissory note to NETC II in an aggregate principal amount of $29.23 million and (ii) the parties agreed to dismiss the Complaint with prejudice. For the nine months ended September 30, 2026, $10.6 million is included in Other, net in our consolidated statements of income (loss) related to the settlement.

The following table summarizes NETC II’s effects on changes in non-controlling interest subject to possible redemption.

2025
(In thousands)
Balance, beginning of year	$331,781
Redemptions	(186,655)
Net earnings	8,283
Nabors deemed dividends to SPAC public shareholders	750
Balance as of September 30	$154,159

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

Outlook

Demand for our services and products is subject to a complex combination of macroeconomic, industry and company-specific factors that influence our clients’ decisions to invest in exploration, development and production activities. The volume of these activities is significantly influenced by the prices of crude oil and natural gas, which are volatile and sensitive to a range of factors. These factors include global supply and demand dynamics, production decisions and actions taken by major hydrocarbon-producing countries, as well as geopolitical developments impacting large hydrocarbon-producing regions.

In addition to commodity price dynamics, client capital allocation priorities can materially influence drilling activity. Certain oil and gas producers may intentionally limit their capital spending as they focus on capital discipline, shareholder returns and other priorities over production growth. These actions can moderate our activity levels even during periods of favorable commodity prices. Further, significant industry consolidation, particularly among U.S. operators has occurred in recent years. In certain cases, these transactions have impacted demand for drilling services, as the combined operators reassess development plans and rationalize drilling rig requirements.

Global energy commodity markets have experienced sustained volatility driven by evolving geopolitical dynamics and domestic policy changes. During the first three quarters of 2026, the conflict in the Middle East resulted in damage to oil and gas production facilities in several producing countries and significant disruptions to regional oil and gas exports. The near-term impact of these events was a dramatic increase in global crude oil prices and elevated natural gas prices in certain markets.

Operator responses to evolving market conditions and the conflict have varied by region and over time. In the Middle East, a number of previously-suspended onshore and offshore rigs have been reactivated. More recently, certain operators have taken measures to reduce near-term activity, including placing rigs on standby and issuing additional suspension notices.

In the United States, operators generally maintained or increased their drilling activity, as oil prices strengthened. Most larger U.S. operators remain committed to their prior spending plans and have not materially increased drilling activity levels in response to the recent movement in oil prices.

Also in the United States, leading-edge rig pricing has continued to increase, supporting wider daily rig margins. At the same time, continued gains in drilling efficiency have enabled U.S. oil and gas producers to sustain production levels with fewer rigs. As a result, while rig pricing dynamics are improving, these efficiency gains have impacted the number of rigs required to sustain those production levels.

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

Comparison of the three months ended September 30, 2026 and 2025

Operating revenues for the three months ended September 30, 2026 totaled $872.2 million, representing an increase of $54.0 million, compared to the three months ended September 30, 2025. For a more detailed description of operating results, see Segment Results of Operations below.

Net loss attributable to Nabors totaled $11.2 million ($1.24 loss per diluted share) for the three months ended September 30, 2026 compared to net income attributable to Nabors of $274.2 million ($16.85 per diluted share) for the three months ended September 30, 2025, or a $285.4 million decrease in net income. See Segment Results of Operations and Other Financial Information below for additional discussion.

General and administrative expenses for the three months ended September 30, 2026 totaled $76.7 million, representing a decrease of $0.3 million compared to the three months ended September 30, 2025. This is reflective of decreases in costs related to Quail Tools, LLC, which was sold on August 20, 2025. This decrease was partially offset by increases in workforce costs and general operating costs as operating levels have increased along with inflationary pressures.

Depreciation and amortization expense for the three months ended September 30, 2026 was $159.7 million, representing a decrease of $0.6 million compared to the three months ended September 30, 2025. This decrease was primarily due to the assets sold as part of the sale of Quail Tools, LLC on August 20, 2025. This decrease was partially offset by depreciation expense as a result of capital expenditures over the last year.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Three Months Ended
	September 30,
	2026	2025	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$274,925	$249,836	$25,089	10%
Adjusted operating income (loss) (1)	$33,385	$31,429	$1,956	6%
Average rigs working (2)	82.2	69.2	13.0	19%

International Drilling
Operating revenues	$458,544	$407,235	$51,309	13%
Adjusted operating income (loss) (1)	$64,275	$45,476	$18,799	41%
Average rigs working (2)	94.9	89.2	5.7	6%

Drilling Solutions
Operating revenues	$116,065	$141,942	$(25,877)	(18)%
Adjusted operating income (loss) (1)	$36,150	$49,982	$(13,832)	(28)%

Rig Technologies
Operating revenues	$41,747	$35,597	$6,150	17%
Adjusted operating income (loss) (1)	$3,037	$877	$2,160	246%
(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 12—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment increased by $25.1 million or 10% during the three months ended September 30, 2026 compared to the corresponding prior year period. The increase is primarily attributable to a 19% increase in the average rigs working, reflecting increased drilling activity, which was partially offset by a decline in day rates.

International Drilling

Operating revenues for our International Drilling segment during the three months ended September 30, 2026 increased by $51.3 million or 13% compared to the corresponding prior year period. The increase is primarily attributable to a 6% increase in the average rigs working, reflecting increased drilling activity, along with improved pricing, as market conditions and demand for our international drilling services have increased since the prior year.

Drilling Solutions

Operating revenues for this segment decreased by $25.9 million or 18% during the three months ended September 30, 2026 compared to the corresponding prior year period. The decrease is primarily attributable to operating revenue from Quail Tools, LLC, which is included in the activity for the three months ended September 30, 2025. Quail Tools, LLC was sold on August 20, 2025. The decrease due to the disposition was partially offset by an increase in activity of the remaining business during the three months ended September 30, 2026.

Rig Technologies

Operating revenues for our Rig Technologies segment increased by $6.2 million or 17% during the three months ended September 30, 2026 compared to the corresponding prior year period due to the overall increase in activity.

Other Financial Information

Interest expense

Interest expense for the three months ended September 30, 2026 was $42.1 million, representing a decrease of $12.2 million, or 23%, compared to the three months ended September 30, 2025. The decrease was primarily due to a decrease in our average outstanding debt balance throughout the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Gain on disposition of Quail Tools

Gain on disposition of Quail Tools for the three months ended September 30, 2026 and 2025 was zero and $415.6 million, respectively. The gain on disposition of Quail Tools was related to the sale of Quail Tools in the third quarter of 2025.

Other, net

Other, net for the three months ended September 30, 2026 was a loss of $11.4 million compared to $24.5 million loss for the three months ended September 30, 2025 representing a $13.0 million decrease in loss. During the three months ended September 30, 2026, the amount primarily consisted of $5.5 million of loss recognized for debt buybacks and $3.1 million in foreign currency transaction losses. In comparison, the amount during the three months ended September 30, 2025 primarily consisted of $3.3 million in foreign currency transaction losses, $9.8 million related to severance and reorganization costs, $3.9 million of loss recognized for debt buybacks and $2.5 million in loss on sales of assets.

Income tax

Our worldwide tax expense for the three months ended September 30, 2026 was $20.4 million compared to $117.6 million for the three months ended September 30, 2025. The decrease in tax expense was primarily attributable to the sale of Quail Tools on August 20, 2025, as well as the change in amount and geographic mix of our pre-tax earnings (losses).

Comparison of the nine months ended September 30, 2026 and 2025

Operating revenues for the nine months ended September 30, 2026 totaled $2.5 billion, representing an increase of $83.4 million, compared to the nine months ended September 30, 2025. For a more detailed description of operating results, see Segment Results of Operations below.

Net loss attributable to Nabors totaled $48.7 million ($4.81 loss per diluted share) for the nine months ended September 30, 2026 compared to net income attributable to Nabors of $276.3 million ($17.54 per diluted share) for the nine months ended September 30, 2025, or a $324.9 million decrease in net income. See Segment Results of Operations and Other Financial Information below for additional discussion.

General and administrative expenses for the nine months ended September 30, 2026 totaled $219.9 million, representing a decrease of $8.4 million, or 4%, compared to the nine months ended September 30, 2025. This is reflective of decreases in costs related to Quail Tools, LLC, which was sold on August 20, 2025 along with a reduction in staffing levels and general-cost-reduction effects in our corporate offices subsequent to the acquisition of Parker Drilling. This decrease was partially offset by increases in workforce costs and general operating costs as operating levels have increased along with inflationary pressures during 2026.

Depreciation and amortization expense for the nine months ended September 30, 2026 was $476.5 million, representing a decrease of $13.6 million, or 3%, compared to the nine months ended September 30, 2025. The decrease is a result of the assets sold as part of the sale of Quail Tools, LLC, which was sold on August 20, 2025. This decrease was partially offset by depreciation expense as a result of capital expenditures over the last year.

Segment Results of Operations

The following tables set forth certain information with respect to our reportable segments and rig activity:

	Nine Months Ended
	September 30,
	2026	2025	Increase/(Decrease)

	(In thousands, except percentages and rig activity)
U.S. Drilling
Operating revenues	$768,528	$736,020	$32,508	4%
Adjusted operating income (loss) (1)	$88,970	$102,816	$(13,846)	(13)%
Average rigs working (2)	78.5	69.9	8.6	12%

International Drilling
Operating revenues	$1,310,537	$1,173,923	$136,614	12%
Adjusted operating income (loss) (1)	$150,892	$114,485	$36,407	32%
Average rigs working (2)	93.6	86.7	6.9	8%

Drilling Solutions
Operating revenues	$332,927	$405,404	$(72,477)	(18)%
Adjusted operating income (loss) (1)	$100,147	$133,260	$(33,113)	(25)%

Rig Technologies
Operating revenues	$106,454	$116,289	$(9,835)	(8)%
Adjusted operating income (loss) (1)	$2,646	$6,933	$(4,287)	(62)%

(1)	Adjusted operating income (loss) is our measure of segment profit and loss. See Note 12—Segment Information to the consolidated financial statements included in Item 1 of the report.

(2)	Represents a measure of the average number of rigs operating during a given period. For example, one rig operating 45 days during a quarter represents approximately 0.5 average rigs working for the quarter. On an annual period, one rig operating 182.5 days represents approximately 0.5 average rigs working for the year.

U.S. Drilling

Operating revenues for our U.S. Drilling segment increased by $32.5 million or 4% during the nine months ended September 30, 2026 compared to the corresponding prior year period. The increase is primarily attributable to a 12% increase in the average rigs working, reflecting increased drilling activity that was partially offset by a decline in day rates.

International Drilling

Operating revenues for our International Drilling segment during the nine months ended September 30, 2026 increased by $136.6 million or 12% compared to the corresponding prior year period. The increase is primarily attributable to an 8% increase in the average rigs working, along with improved pricing, as market conditions and demand for our international drilling services have increased since the prior year.

Drilling Solutions

Operating revenues for this segment decreased by $72.5 million or 18% during the nine months ended September 30, 2026 compared to the corresponding prior year period. The decrease is primarily attributable to operating revenues from Quail Tools, LLC, which was included in the activity for the nine months ended September 30, 2025. Quail Tools, LLC was sold on August 20, 2025. This decrease was partially offset by a full period of activity for the nine months ended September 30, 2026 from our Parker Drilling acquisition completed on March 11, 2025, along with an increase in activity for the remaining business.

Rig Technologies

Operating revenues for our Rig Technologies segment decreased by $9.8 million or 8% during the nine months ended September 30, 2026 compared to the corresponding prior year period due to a decline in activity.

Other Financial Information

Interest expense

Interest expense for the nine months ended September, 2026 was $128.5 million, representing a decrease of $36.2 million, or 22%, compared to the nine months ended September 30, 2025. The decrease was primarily due to a decrease in our average outstanding debt balance throughout the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Gain on disposition of Quail Tools

Gain on disposition of Quail Tools for the nine months ended September 30, 2026 and 2025 was zero and $415.6 million, respectively. The gain on disposition of Quail Tools was related to the sale of Quail Tools in the third quarter of 2025.

Gain on bargain purchase

Gain on bargain purchase for the nine months ended September 30, 2026 and 2025 was zero and $116.5 million, respectively. The gain on bargain purchase was related to the Parker acquisition in the first quarter of 2025.

Other, net

Other, net for the nine months ended September 30, 2026 was a loss of $3.7 million compared to $75.3 million loss for the nine months ended September 30, 2025 representing a $71.6 million increase in income. During the nine months ended September 30, 2026, the amount primarily consisted of $14.7 million from decreased reserves and a favorable settlement related to litigation, which was offset by $6.2 million related to severance and reorganization costs, $7.2 million in loss recognized for debt buybacks and $5.1 million in foreign currency transaction losses. In comparison, the amount during the nine months ended September 30, 2025 primarily consisted of $26.5 million in asset impairments related to assets held in Russia, $19.9 million of transaction related costs, $22.0 million related to severance and reorganization costs and $5.4 million in foreign currency transaction losses which was offset by $7.4 million of mark-to-market gains on the common share warrants and $13.4 million in gain on sales of assets.

Income tax

Our worldwide tax expense for the nine months ended September 30, 2026 was $53.7 million compared to $155.7 million for the nine months ended September 30, 2025. The decrease in tax expense was primarily attributable to the Parker acquisition and sale of Quail Tools, as well as the change in amount and geographic mix of our pre-tax earnings (losses).

Liquidity and Capital Resources

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and investments, availability under the 2024 Credit Agreement and cash generated from operations. As of September 30, 2026, we had cash and short-term investments of $475.1 million and working capital of $525.1 million. As of December 31, 2025, we had cash and short-term investments of $940.7 million and working capital of $558.6 million.

On September 30, 2026, we had no borrowings and $68.2 million of letters of credit outstanding under the 2024 Credit Agreement, which had a total borrowing capacity of $350.0 million and a separate letter of credit tranche that permits us to issue letters of credit with total reimbursement obligations not to exceed $125 million, which was, on April 7, 2026, increased to $150.0 million by the Joinder, with letters of credit not affecting revolving loan capacity and vice versa.

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

As of the date of this report, we were in compliance with all covenants under the 2024 Credit Agreement, including those regarding the required interest coverage ratio and minimum guarantor value, which were 5.20:1.00 and 99.8%, respectively, as of September 30, 2026. If we fail to perform our obligations under the covenants, the revolving credit commitments under the 2024 Credit Agreement could be terminated, and any outstanding borrowings under the facilities could be declared immediately due and payable. If necessary, we have the ability to manage our covenant compliance by taking certain actions including reductions in discretionary capital or other types of controllable expenditures, monetization of assets, amending or renegotiating the revolving credit agreement, accessing capital markets through a variety of alternative methods, or any combination of these alternatives. We expect to remain in compliance with all covenants under the 2024 Credit Agreement during the twelve-month period following the date of this report based on our current operational and financial projections. However, we can make no assurance of continued compliance if our current projections or material underlying assumptions prove to be incorrect. If we fail to comply with the covenants, the revolving credit commitment could be terminated, and any outstanding borrowings under the facility could be declared immediately due and payable.

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

We had seven letter-of-credit facilities with various banks as of September 30, 2026. Availability under these facilities as of September 30, 2026 was as follows:

September 30,
2026
(In thousands)
Credit available	$270,333
Less: Letters of credit outstanding, inclusive of financial and performance guarantees	133,447
Remaining availability	$136,886

As of September 30, 2026, approximately 41%, 13% and 9% of our net accounts receivable balance was related to our operations in Saudi Arabia, U.S. and Mexico, respectively. Our largest customer in Mexico has a history of making late payments and, in more recent periods, has utilized third-party financial institutions to pay certain of our receivables. The balances due are not in dispute; however, additional or continued delays in customer payments in the future could differ from historical practice and management’s current expectations.

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

The amount available for purchase under the A/R Agreements fluctuates over time based on the total amount of eligible receivables generated during the normal course of business after excluding excess concentrations and certain other ineligible receivables. The maximum purchase commitment of the Purchasers under the A/R Agreements is $250.0 million and the amount of receivables purchased by the third-party Purchasers as of September 30, 2026 was $168.0 million.

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

Purchase commitments outstanding at September 30, 2026 totaled approximately $296.4 million, primarily for capital expenditures, other operating expenses and purchases of inventory. We can reduce planned expenditures if necessary or increase them if market conditions and new business opportunities warrant it. The level of our outstanding purchase commitments and our expected level of capital expenditures over the next 12 months represent a number of capital programs that are currently underway or planned.

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

Cash Flows

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Sustained decreases in the price of oil or natural gas could have a material impact on these activities and could also materially affect our cash flows. Certain sources and uses of cash, such as the level of discretionary capital expenditures or acquisitions, purchases and sales of investments, dividends, loans, issuances and repurchases of debt and of our common shares are within our control and are adjusted as necessary based on market conditions. We discuss our cash flows for the nine months ended September 30, 2026 and 2025 below.

Operating Activities. Net cash provided by operating activities totaled $487.5 million during the nine months ended September 30, 2026, compared to net cash provided of $447.4 million during the corresponding 2025 period. Operating cash flows are our primary source of capital and liquidity. Cash from operating results (before working capital changes) was $535.8 million for the nine months ended September 30, 2026, an increase of $73.9 million when compared to $461.9 million in the corresponding 2025 period. This was due to the increase in activity across our business for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Changes in working capital items such as collection of receivables, other deferred revenue arrangements and payments of operating payables are also significant factors affecting operating cash flows and can be highly volatile in periods of increasing or decreasing activity levels. Changes in working capital items used $48.3 million in cash flows during the nine months ended September 30, 2026, a $33.8 million unfavorable change as compared to the $14.5 million in cash flows used by working capital in the corresponding 2025 period.

Investing Activities. Net cash used by investing activities totaled $456.7 million during the nine months ended September 30, 2026 compared to net cash used of $44.4 million during the corresponding 2025 period. Our primary use of cash for investing activities is capital expenditures for rig-related enhancements, new construction and equipment, and sustaining capital expenditures. During the nine months ended September 30, 2026 and 2025, we used cash for capital expenditures totaling $460.8 million and $553.9 million, respectively. During the nine months ended September 30, 2025, we received $84.4 million in cash acquired in the Parker acquisition, net of cash paid and $371.3 million from the sale of Quail Tools.

Financing Activities. Net cash used by financing activities totaled $492.4 million during the nine months ended September 30, 2026. During the nine months ended September 30, 2026, we repaid $484.0 million of outstanding long-term debt.

Net cash used by financing activities totaled $539.5 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, we paid off the Parker term loan of $177.8 million and repaid $164.4 million of outstanding long-term debt. Also, we made distributions of $186.7 million from the Trust Account to NETC II stockholders. Cash in the Trust Account could only be used in connection to the SPAC and was not available to use for general operations.

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

The following table summarizes the total maximum amount of financial guarantees issued by Nabors:

	Maximum Amount
	2026	2027	2028	Thereafter	Total

	(In thousands)
Financial standby letters of credit and other financial surety instruments	$30,771	948	1,975	101	$33,795

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to market risks arising from the use of financial instruments in the ordinary course of business as discussed in our 2025 Annual Report. There were no material changes in our exposure to market risk during the nine months ended September 30, 2026 from those disclosed in our 2025 Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 26, 2026, we issued 0.4 million of our common shares to Quaise in exchange for approximately 5.4 million shares of Series B-1 Preferred Stock of Quaise. See Note 7— Shareholders’ Equity—Common Share Issuance for additional information.

We withheld the following shares of our common shares to satisfy tax withholding obligations in connection with grants of share awards during the three months ended September 30, 2026 from the distributions described below. These shares may be deemed to be “issuer purchases” of shares that are required to be disclosed pursuant to this Item, but were not purchased as part of a publicly announced program to purchase common shares:

				Approximated
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total	Average	Purchased as	Yet Be
	Number of	Price	Part of Publicly	Purchased
Period	Shares	Paid per	Announced	Under the
(In thousands, except per share amounts)	Repurchased	Share (1)	Program	Program (2)
July 1 - July 31	—	$—	—	278,914
August 1 - August 31	—	$85.67	—	278,914
September 1 - September 30	—	$95.61	—	278,914

(1)	Shares were withheld from employees and directors to satisfy certain tax withholding obligations due in connection with grants of shares under our 2016 Stock Plan. Each of the 2016 Stock Plan and the 1999 Stock Option Plan for Non-Employee Directors provide for the withholding of shares to satisfy tax obligations, but do not specify a maximum number of shares that can be withheld for this purpose. These shares were not purchased as part of a publicly announced program to purchase common shares.

(2)	In August 2015, our Board authorized a share repurchase program under which we may repurchase up to $400.0 million of our common shares in the open market or in privately negotiated transactions. The program was reaffirmed by the Board in February 2019 and in May 2025. Through September 30, 2026, we repurchased 0.3 million of our common shares for an aggregate purchase price of approximately $121.1 million under this program. As of September 30, 2026, we had $278.9 million that remained authorized under the program that may be used to repurchase shares. The repurchased shares, which are held by our subsidiaries, are registered and tradable subject to applicable securities law limitations and have the same rights as other outstanding shares. As of September 30, 2026, our subsidiaries held 1.2 million of our common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c) During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
Anthony G. Petrello
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MIGUEL RODRIGUEZ
Miguel Rodriguez
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date:	November 4, 2026